Form 10QSB
period 2002-06-30
LAKE AREA ETHANOL LLC
filed 2002-08-22
CIK 1156174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended June 30, 2002

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

COMMISSION FILE NO. 333-66552

LAKE AREA ETHANOL, LLC

(Exact name of small business issuer as specified in its charter)

SOUTH DAKOTA (State or other jurisdiction of incorporation or organization)	46-0460790 (I.R.S. Employer Identification No.)

46269 SD Hwy. 34, P.O. Box 100, Wentworth, South Dakota 57075

(Address of principal executive offices)

(605) 483-2676

(Issuer’s telephone number)

(Not Applicable)

(Former name, former address and former fiscal year,

if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

On August 21, 2002, the issuer had no capital units outstanding.(1)

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [ x ]

(1)           The issuer was formed solely for purposes of facilitating the reorganization of Lake Area Corn Processors, a South Dakota cooperative corporation, into a South Dakota limited liability company.  Capital units of the issuer will be issued in connection with the reorganization, which is scheduled to become effective on August 31, 2002.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAKE AREA CORN PROCESSORS

COOPERATIVE

UNAUDITED CONSOLIDATED FINANCIAL

STATEMENTS

JUNE 30, 2002 AND 2001

LAKE AREA CORN PROCESSORS COOPERATIVE

LAKE AREA CORN PROCESSORS COOPERATIVE

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	June 30,	December 31,
	2002	2001	2002	2001*
			Pro forma
			(See Note 6)
ASSETS

CURRENT ASSETS
Cash	$6,472,618	$807,920	$1,849,867	$6,079,625
Receivables:
Ethanol — Related Party	2,568,787	—	2,568,787	3,072,818
Distillers grain — less allowance for uncollectible ($75,000 for June 30, 2002)	864,341	—	864,341	1,177,472
Incentives	2,201,511	—	2,201,511	3,014,833
Interest and other	138,358	509,362	138,358	325,019
Inventory:
Raw materials	1,281,444	—	1,281,444	1,014,871
Finished Goods	462,219	—	462,219	921,199
Parts inventory	280,890	—	280,890	241,102
Work in process	431,648	—	431,648	287,350
Investment in grain contracts	637,062	62,446	637,062	100,905
Prepaid expenses	122,609	26,793	122,609	149,639
Total current assets	15,461,487	1,406,521	10,838,736	16,384,833

PROPERTY AND EQUIPMENT
Land	106,394	106,394	106,394	106,394
Land improvement	2,212,034	—	2,212,034	2,212,034
Buildings	7,200,183	—	7,200,183	7,198,799
Equipment	29,105,972	11,121	29,105,972	29,001,021
Construction in progress	1,505,430	31,748,133	1,505,430	277,834
	40,130,013	31,865,648	40,130,013	38,796,082
Less accumulated depreciation	(1,666,331)	(3,480)	(1,666,331)	(664,737)
Net property and equipment	38,463,682	31,862,168	38,463,682	38,131,345

OTHER ASSETS
Financing costs	162,883	128,528	162,883	189,144
Investment in Ethanol Products, LLC	231,667	274,417	231,667	279,863
	394,550	402,945	394,550	469,007

	$54,319,719	$33,671,634	$49,696,968	$54,985,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,786,877	$119,836	$2,786,877	$3,279,957
Accounts payable — related party	85,945	—	85,945	472,113
Accounts payable — construction — related party	89,858	—	89,858	121,144
Accounts payable — construction	109,150	99,598	109,150	146,291
Accrued liabilities	314,340	12,164	314,340	752,705
Stock repurchase payable	—	470,000	—	—
Current portion of notes payable	2,733,000	1,279,000	2,733,000	1,895,000
Total current liabilities	6,119,170	1,980,598	6,119,170	6,667,210

NOTES PAYABLE, NET OF CURRENT PORTION	21,497,513	15,261,308	21,497,513	24,787,611

MINORITY INTEREST	3,184,323	1,968,603	3,184,323	2,827,564

STOCKHOLDERS’ EQUITY
Non-membership stock
Preferred stock, $2 par value, 2,500,000 shares authorized; 0 shares issued and outstanding
Membership stock
Voting stock, $100 par value, 2000 shares authorized; 941 shares in 2002 and 950 shares in 2001 issued and outstanding	94,100	95,000	94,100	94,800
Common stock, $2 par value; 10,000,000 shares authorized 7,405,000 shares in 2002 and 2001 issued and outstanding	14,810,000	14,810,000	14,810,000	14,810,000
Additional paid-in capital	2,100	700	2,100	1,000
Retained earnings (accumulated deficit)	8,612,513	(354,772)	3,989,762	5,797,000
Accumulated other comprehensive income (loss)	—	(89,803)	—	—
Total stockholders’ equity	23,518,713	14,461,125	18,895,962	20,702,800

	$54,319,719	$33,671,634	$49,696,968	$54,985,185

* Derived from audited financial statements.

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS COOPERATIVE

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six	Six	Three	Three
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

REVENUES
Sales	$28,724,931	$—	$14,020,082	$—
Incentive revenue	5,375,875	—	2,315,186	—
Total revenues	34,100,806	—	16,335,268	—

COST OF REVENUES	22,949,688	—	11,554,804	—

GROSS PROFIT	11,151,118	—	4,780,464	—

EXPENSES
Start-up costs	—	346,178	—	265,320
General and administrative	2,268,053	—	1,196,933	—
Total expenses	2,268,053	346,178	1,196,933	265,320
INCOME (LOSS) FROM OPERATIONS	8,883,065	(346,178)	3,583,531	(265,320)

OTHER INCOME (EXPENSE)
Gain (loss) from Ethanol Products, LLC	17,441	22,553	1,740	25,053
Interest and other income	64,036	35,027	35,564	19,857
Interest expense	(1,112,733)	—	(523,175)	—
Total other (income) expense	(1,031,256)	57,580	(485,871)	44,910
NET INCOME (LOSS) BEFORE INCOME TAXES	7,851,809	(288,598)	3,097,660	(220,410)

BENEFIT FOR INCOME TAXES	—	25,180	—	19,980

NET INCOME (LOSS) BEFORE MINORITY INTEREST	7,851,809	(263,418)	3,097,660	(200,430)

MINORITY INTEREST IN SUBSIDIARY	(963,541)	21,164	(381,386)	15,247

NET INCOME (LOSS)	$6,888,268	$(242,254)	$2,716,274	$(185,183)

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	6,888,268	(242,254)	2,716,274	(185,183)
Hedge contract adjustment	—	(89,803)	—	(89,803)

COMPREHENSIVE INCOME (LOSS)	6,888,268	(332,057)	2,716,274	(274,986)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.93	$(0.03)	$0.37	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OF EQUITY STOCK OUTSTANDING	7,405,000	7,473,508	7,405,000	7,405,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$6,888,268	$(242,254)
Changes to income (loss) not affecting cash
Depreciation	1,001,594	1,218
Amortization	31,261	5,000
Minority interest in subsidiary	963,541	(21,164)
(Increase) decrease in
Receivables	1,817,145	—
Inventory	8,321	—
Prepaid expenses	27,030	(12,051)
Investment in grain contracts	(536,157)	(152,249)
Accrued interest receivable	—	419,721
Increase (decrease) in
Accounts payable	(879,248)	39,953
Accrued liabilities	(438,365)	(21,202)
Accrued income taxes	—	(85,000)

NET CASH FROM OPERATING ACTIVITIES	8,883,390	(68,028)

INVESTING ACTIVITIES
Distribution from Ethanol Products, LLC	61,397	—
Purchase of property and equipment	(1,402,358)	(10,307,150)
Gain on investment in Ethanol Products, LLC	(18,201)	(27,553)

NET CASH USED FOR INVESTING ACTIVITES	(1,359,162)	(10,334,703)

FINANCING ACTIVITIES
Notes payable issued	—	10,525,912
Principal payments on notes payable	(2,452,098)	—
Proceeds from issuance of stock	400	1,200
Additional paid in capital received and forfeitures	—	685
Membership stock repurchased	—	(470,000)
Dividends paid to minority shareholder	(606,782)	—
Dividends paid to cooperative members	(4,072,755)	—

NET CASH FROM FINANCING ACTIVITIES	(7,131,235)	10,057,797

NET INCREASE IN CASH	392,993	(344,934)

CASH AT BEGINNING OF PERIOD	6,079,625	1,152,854

CASH AT END OF PERIOD	$6,472,618	$807,920

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for Interest, net of capitalized interest	$1,415,976	$—

Income taxes	$—	$66,517

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INVESTING AND FINANCING INFORMATION
Accrued interest incurred and capitalized	$43,059	$—

Financing costs amortized and reclassified to capitalized interest	$—	$7,000

Liability incurred on repurchase of membership stock	$—	$470,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors Cooperative (the Cooperative) is a South Dakota cooperative located in Wentworth, South Dakota. The Cooperative was organized by investors to provide a portion of the corn supply for a 40 million-gallon (annual capacity) ethanol plant, owned by Dakota Ethanol, LLC (Dakota Ethanol). On September 4, 2001, the ethanol plant commenced its principal operations. Prior to September 4, 2001, the Company was in the development stage.

NOTE 2 — BASIS OF PRESENTATION

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements as of and for the periods ended December 31, 2001 and 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of the Cooperative and its 88% owned subsidiary, Dakota Ethanol. All significant inter-company transactions and balances have been eliminated in consolidation.

Pro Forma Information

Balance sheet information labeled as pro forma has been adjusted to reflect adjustments for subsequently approved and paid patronage distributions as if the distributions were paid as of June 30, 2002.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value, based on local market prices determined by grain terminals in the area of the Company.

In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in cost of sales. Prior to production in the third quarter of 2001, changes in market value related to these hedges were included as other comprehensive income (loss) in the accompanying consolidated financial statements since operations had not commenced.

NOTE 3 — CONSTRUCTION IN PROGRESS

Amounts included in construction in progress as of June 30, 2002 and 2001, respectively, are as follows:

	2002	2001

Construction costs	$1,462,371	$31,140,961
Capitalized interest	43,059	476,794
Insurance and other costs	—	130,378

	$1,505,430	$31,748,133

NOTE 4 — LONG-TERM NOTES PAYABLE

The balance of the notes payable as of June 30, 2002 and 2001 are as follows:

	2002	2001

Note payable to First National Bank, Omaha, Nebraska	$24,149,653	$16,455,308
Utility line extension note	80,860	85,000
	24,230,513	16,540,308
Less current portion	(2,733,000)	(1,279,000)

	$21,497,513	$15,261,308

Minimum principal payments for the twelve months ending June 30, 2003 include $691,000 related to the calculation of additional principal payable to the Bank based on excess cash flow.

Interest capitalized totaled $43,059 and $476,794 for the twelve months ended June 30, 2002 and 2001, respectively. Minimum principal payments for the next five years are as follows based on amended construction loan agreement as discussed in Note 9:

Amount

2003	$2,733,000
2004	2,041,000
2005	2,201,000
2006	2,369,000
2007	2,551,000

NOTE 5 — COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Cooperative and Dakota Ethanol have entered into contracts and agreements regarding the operation and management of the ethanol plant. Minimum payments related to these agreements are summarized in the following table:

	Rail Car	Electricity	Related Party
Year Ended June 30,	Lease	Agreement	Agreements	Total

2003	$450,000	$283,200	$492,950	$1,226,150
2004	450,000	290,400	484,700	1,225,100
2005	450,000	290,400	484,700	1,225,100
2006	450,000	297,000	242,350	989,350
2007	—	303,600	—	303,600
2008-2012		1,385,400		1,385,400

Total	$1,800,000	2,850,000	$1,704,700	$6,354,700

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for using corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum payment for each eligible producer at $7,500,000. The incentive is calculated on the USDA fiscal year of October 1 to September 30.  Incentive revenue of $4,782,799 and $2,069,882 was recorded as revenue for the six and three months ended June 30, 2002, respectively, and a total of $7,500,000 of revenue was recorded during the program year ended September 30, 2002.

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $593,077 and $245,305 was recorded as revenue for the six and three months ended June 30, 2002 respectively, and a total of $1,000,000 of revenue was recorded for the program year ended June 30, 2002. Dakota Ethanol has also accrued revenue of $131,630 for June production, which is included in the program year ended June 30, 2003 for the State of South Dakota.

As of June 30, 2002, Dakota Ethanol has a remaining commitment for the construction of a thermal oxidizer for approximately $30,000.

NOTE     6 — DISTRIBUTIONS

During March 2002, Dakota Ethanol distributed $5,100,000 of cash to its members.  The Cooperative received approximately $4,493,000, and the minority members received approximately $607,000.  In conjunction with this cash distribution, the Cooperative declared and paid a distribution to its members of $4,072,750, or $.55 per equity share, with a distribution date of March 11, 2002.

During June 2002, the board of managers of Dakota Ethanol declared a distribution of $4,622,750, pending approval by First National Bank of Omaha, Nebraska.  In addition, the board of directors of Lake Area Corn Processors Cooperative approved payment of the proceeds of the distribution from Dakota Ethanol as a patronage distribution to the members of the Cooperative at a rate of $.55 per equity share.  During July 2002, First National Bank of Omaha approved the distribution.  On July 11, 2002 the Cooperative received $4,072,750, and the minority members received approximately $550,000. On July 11, 2002, the Cooperative distributed $4,072,750 by paying a $.55 per equity share patronage distribution. A pro forma balance sheet has been included in the accompanying financial statements to reflect the effects of this distribution as if the distribution had been paid on June 30, 2002.  Adjustments applied to the historical June 30, 2002 financial statements included a reduction of cash and retained earnings, respectively, of $4,622,750.

NOTE     7 —  NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management does not expect the adoption of SFAS No. 143 to have a material impact on the Cooperative.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (SFAS No. 145) that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 will be applied as required. Adoption of SFAS No. 145 is not expected to have a material impact on the Cooperative.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

NOTE     8 —  PLAN OF REORGANIZATION

On April 2, 2001, Lake Area Ethanol, LLC was formed. The initial member of Lake Area Ethanol, LLC is the Cooperative. Lake Area Ethanol, LLC was formed for the purpose of acquiring the assets and liabilities of the Cooperative. The transaction is expected to be an exchange of interests whereby the assets and liabilities of the Cooperative are transferred for capital units of Lake Area Ethanol, LLC. For financial statement purposes, no gain or loss is expected to be recorded as a result of the exchange transaction. As a result of the exchange, the Cooperative will be dissolved, with Lake Area Ethanol, LLC’s capital units distributed to the stockholders of the Cooperative at a rate of one Lake Area Ethanol, LLC capital unit for each share of equity stock and all voting stock of the Cooperative surrendered and retired. A minimum of 5,000 capital units is required for ownership of Lake Area Ethanol, LLC. Such units will be subject to certain transfer restrictions, including approval by the Board of Managers of Lake Area Ethanol, LLC.  Lake Area Ethanol, LLC will also retain the right to redeem the units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 5,000 units, if a member breaches their corn delivery agreement or becomes a bankrupt member. The Operating Agreement of Lake Area Ethanol, LLC also includes provisions whereby cash flow in excess of $200,000 will be distributed to members subject to limitations imposed by a supermajority vote of the Board of Managers or restrictions imposed by loan covenants. The board of directors of the Cooperative has approved a plan of reorganization at a special meeting to be held related to the exchange. The Cooperative’s stockholders are scheduled to vote on the reorganization on August 20, 2002.

NOTE     9 —  SUBSEQUENT EVENTS

Construction Loan Agreement - On July 29, 2002, Dakota Ethanol amended the construction loan agreement to create two term notes from the note with an outstanding balance of $24,149,653.

The balance of Term Note 2 of $14,526,016 is due and payable in quarterly installments of $581,690 commencing October 1, 2002, through September 1, 2011.  Interest on outstanding principal balances will accrue at a rate of 9 percent.

The balance of Term Note 3 of $9,623,637 is due and payable in quarterly installments of $329,777 commencing October 1, 2002, through September 1, 2011.  Interest on outstanding principal balances will accrue at of 50 basis points above the lender’s base rate (5.25 percent at July 29, 2002).  This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.

Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 3 up to $5,000,000 subject to the terms of the agreement.  Should Dakota Ethanol elect to utilize this feature the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000 availability.

Reorganization — On August 20, 2002, the Cooperative’s stockholders approved the plan of reorganization from a cooperative to an LLC.

Item 2.  Management’s Discussion and Analysis of Results of Operations

You should read the following discussion along with our financial statements, the notes to our financial statements included elsewhere in this report and our audited financial statements for last year included in our Registration Statement on Form S-4 (Reg. No. 333-66552).  The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Information.”

On August 20, 2002, the members of Lake Area Corn Processors approved the reorganization of the Cooperative into a limited liability company, which is scheduled to become effective on August 31, 2002.  As a result of the reorganization, each shareholder will receive one capital unit of the issuer in exchange for each equity share the shareholder owns in the Cooperative.  For additional information regarding the reorganization, see Part II, Item 4. below.

Upon completion of the reorganization, the issuer will own the Cooperative’s 88% interest in Dakota Ethanol, LLC, a company that owns and operates a 40 million gallon ethanol plant in Wentworth, South Dakota which produces ethanol and distiller’s dried grains with solubles, or DDGS.  The plant began production on September 4, 2001.  Prior to that time, Dakota Ethanol was in the development stage.  To date, the issuer has had no operations.  Accordingly, this section discusses the consolidated financial performance, results of operations and capital resources of the Cooperative and Dakota Ethanol.

Historically, the Cooperative’s fiscal year end has been on August 31; however, because a limited liability company must generally have a fiscal year end that coincides with the fiscal year end of most of its members, the issuer’s fiscal year end will be December 31 of each year.  Accordingly, the issuer has included consolidated unaudited historical financial statements of the Cooperative and Dakota Ethanol as of June 30, 2002 and 2001 in this report.

Results of Operations

Dakota Ethanol started ethanol production operations on September 4, 2001 and began operating at full capacity in October 2001.  Accordingly, we do not have comparable production and sales data for the quarter and six months ended June 30, 2001.  Net sales for the three months ended June 30, 2002 were approximately $14 million, consisting of $11.8 million in sales of ethanol (84%) and $2.2 million in sales of DDGS (16%).  Net sales for the six months ended June 30, 2002, were approximately $28.7 million, consisting of $24.0 million in sales of ethanol (84%) and $4.7 million in sales of DDGS (16%).

                For the three months ended June 30, 2002, 14% of Dakota Ethanol’s ethanol sales were made on the spot market and 86% of its ethanol sales were made on a contract basis.  Generally, in a rising market, the sales price on the spot market is higher than the contract price and in a falling market the sales price on the spot market is lower than the contract price.  The contract sales price for the three months ended June 30, 2002 was on average $0.20 per gallon higher than the price per gallon on the spot market because the ethanol market has been in a falling market as a result of lower gasoline prices and increasing ethanol industry production capacity.  Dakota Ethanol has engaged Ethanol Products, LLC to market and sell its ethanol and determine the amount of ethanol that should be sold on the spot market or on a contract basis based on current market conditions and the anticipated forecast of the ethanol market.

                In addition to operating income, Dakota Ethanol earned incentive income of approximately $2.3 million during the three months ended June 30, 2002 and approximately $5.4 million during the six months ended June 30, 2002.  Incentive income consists of income received from federal and state governments in connection with Dakota Ethanol’s ethanol production.  For the three-month period ended June 30, 2002 and the six-month period ended June 30, 2002, Dakota Ethanol recorded approximately $2.1 million and $4.8 million, respectively, of incentive income from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program.  As of June 30, 2002, Dakota Ethanol had already recorded a total of $7.5 million of revenue under the program, its maximum allocation for the 2001-2002 Bioenergy Program year, which ends on September 30, 2002.   Dakota Ethanol recorded incentive income of approximately $245,000 from the State of South Dakota for the three-month period ended June 30, 2002 and approximately $600,000 for the six-month period ended June 30, 2002.  As of June 30, 2002, Dakota Ethanol had recorded a total of $1.0 million of revenue under the South Dakota program, its maximum allocation for the 2001-2002 program year, which ended June 30, 2002.  In addition, Dakota Ethanol has accrued $131,630 of incentive income for its production in June 2002, for which it will receive incentive payments for in the 2002-2003 South Dakota program year.  Management anticipates that it may receive less incentive income under the Bioenergy Program in the next program year because the incentive payments are partially based on the increase in gallons of ethanol produced compared to the prior year’s production, as opposed to the total number of gallons produced in the current year.  Therefore, Dakota Ethanol will receive lower payments under this program in the future because the increase in its production as compared to the prior year’s will be smaller than for its first year of production.  In addition, the incentive programs may not have sufficient funds to cover the allocations to eligible producers in future years.  Management is currently unable to predict whether there may be a funding shortfall and what the effect on Dakota Ethanol’s allocation will be.  Furthermore, although the federal government has extended the Bioenergy Program an additional five years, it is currently scheduled to expire September 30, 2007.

For three months ended June 30, 2002, Dakota Ethanol and the Cooperative had $35,564 of interest income.  For the six months ended June 30, 2002, Dakota Ethanol and the Cooperative had $64,036 of interest income.  Interest income for the three months and six months ended June 30, 2002 consists of income earned on cash on hand and short-term investments generated from operations.  For the three months ended June 30, 2001, Dakota Ethanol and the Cooperative had $19,857 of interest income.  For the six months ended June 30, 2001, Dakota Ethanol and the Cooperative had $35,027 of interest income.  Interest income for the three months and six months ended June 30, 2001 consisted of income earned on cash on hand and short-term investments pending use of the funds for construction and start-up costs.

                The Cooperative’s non-patronage source income, less its non-patronage source expense, is subject to income taxes.  Interest earnings of the Cooperative during the development stage are classified as non-patronage source income that may be offset by non-patronage source expenses during the development stage.  The Cooperative has not recognized any deferred tax asset or liability since its cumulative non-patronage source income has equaled or exceeded cumulative non-patronage source expenses.  There were no significant differences between book basis of assets and liabilities and their tax basis.

                In 2000, Dakota Ethanol invested $250,000 in Ethanol Products, LLC in exchange for 200,000 capital units.  Of this amount, $50,000 was related to contract rights which are amortized over the initial five-year term of the ethanol marketing agreement.  For the three-month period ended June 30, 2002, Dakota Ethanol recorded additional income of $1,740 as a result of allocation of earnings from Ethanol Products of $4,240 net of amortization of contract rights of $2,500.  For the three months ended June 30, 2001, Dakota Ethanol recorded additional income of $25,053 as a result of allocation of earnings from Ethanol Products of $27,553 net of amortization of contract rights of $2,500.  An additional $17,441 of income for the six-months ended June 30, 2002 was recorded consisting of $22,441 in earnings of Ethanol Products, LLC being allocated to Dakota Ethanol as a member of Ethanol Products, LLC, offset by $5,000 of amortization of contract rights.  For the six-month period ended June 30, 2001, Dakota Ethanol recorded $22,553 of income consisting of earnings of $27,553 in earnings of Ethanol Products allocated to Dakota Ethanol offset by $5,000 of amortization of contact rights for the period.

Dakota Ethanol’s cost of revenues for the three-month period ended June 30, 2002 was approximately $11.5 million.  Dakota Ethanol’s cost of revenues, which includes production expense, increased to approximately 82% of sales for the three month period ended June 30, 2002, as compared to approximately 70% for the four months of operations during the year ended December 31, 2001.  The increase in cost of revenues resulted primarily from lower sales prices for ethanol along with lower sales prices for DDGS and higher prices paid for corn.  For the three months ended June 30, 2002, the average sales price per gallon of ethanol was $1.01 compared to the average of $1.23 for the year ended December 31, 2001.  For the three months ended June 30, 2002, the average sales price per ton of DDGS was $71.79 compared to the average of $79.46 for the year ended December 31, 2001.  For the three months ended June 30, 2002, the average price paid per bushel of corn was $1.85 compared to the average of $1.69 for the year ended December 31, 2001.  The difference in the costs of corn was largely the result of seasonal price fluctuations.  Corn prices are generally lower in the fall at harvest time due to excess supply and are higher after harvest is completed.

Dakota Ethanol’s cost of revenues for the six-month period ended June 30, 2002 was approximately $22.9 million.  Dakota Ethanol’s cost of revenues, which includes production expense, increased to approximately 80% of sales for the six-month period ended June 30, 2002, as compared to approximately 70% for the four months of operations during the year ended December 31, 2001.  The increase in cost of revenues resulted primarily from lower sales prices for ethanol along with lower sales prices of DDGS and higher prices paid for corn.  For the six months ended June 30, 2002, the average sales price per gallon of ethanol was $1.05 compared to the average of $1.23 for the year ended December 31, 2001.  For the six months ended June 30, 2002, the average sales price per ton of DDGS was $73.70 compared to the average of $79.46 for the year ended December 31, 2001.  For the six months ended June 30, 2002, the average price paid per bushel of corn was $1.80 compared to the average of $1.69 for the year ended December 31, 2001.  The difference in the costs of corn was largely the result of seasonal price fluctuations.  Corn prices are generally lower in the fall at harvest time due to excess supply and are higher after harvest is completed.

The Cooperative’s shareholders are required to deliver corn to Dakota Ethanol on a trimester basis, and Dakota Ethanol pays shareholders for their corn based on an average of market prices at predetermined elevators.  The Cooperative’s shareholders currently supply approximately 50% of Dakota Ethanol’s corn supply, and the balance is purchased from other local corn producers on the open market based upon a schedule of prices for current and future delivery prepared by management.  Since the plant began operations in September 2001, Dakota Ethanol has paid on average an additional $.02 per bushel, including freight allowance, for the corn it has purchased from the Cooperative’s shareholders under their corn delivery agreements as compared to corn purchased on the open market.  Dakota Ethanol has engaged Broin Management, LLC for the hedge and price risk management related to the corn that the plant is required to purchase on the open market.

Dakota Ethanol incurred general and administrative expense of approximately $1.2 million and recorded interest expense of $523,175 on its long-term debt to the First National Bank of Omaha for the three months ended June 30, 2002.  Dakota Ethanol incurred general and administrative expense of approximately $2.3 million and recorded interest expense of $1.1 million on its long-term debt for the six months ended June 30, 2002.

Dakota Ethanol expects to continue operating its plant at, or above, full capacity for the next twelve months.  Dakota Ethanol expects to have sufficient cash from operations to cover its operating and administrative costs and intends to fund working capital, capital expenditures, and debt service obligations for the next twelve months primarily through cash flows generated from its operating activities.

Liquidity and Capital Resources

Cash Flow From Operations.   The operating activities of Dakota Ethanol and the Cooperative generated approximately $8.8 million for the six-month period ended June 30, 2002.  For the six-month period ended June 30, 2002, the cash flow from operations consisted of net income of $6.9 million and net non-cash expenses of $2.0 million.

                Cash Flow From Investing Activities.  Dakota Ethanol spent $1.4 million for investing activities during the six-month period ended June 30, 2002 to install a thermal oxidizer for the ethanol plant.  A thermal oxidizer is a pollution control device designed to reduce potentially harmful emissions.  As of June 30, 2002, Dakota Ethanol had a remaining commitment for the thermal oxidizer of $30,000.

                Cash Flow From Financing Activities.  Net cash used for financing activities was $7.1 million for the six-month period ended June 30, 2002, consisting of $2,452,098 repayment of principal on long-term debt, a $4.1 million cash dividend distribution to the Cooperative, which was distributed to its shareholders and a $606,782 cash dividend distribution to the Broin family members who are the minority members of Dakota Ethanol.  On July 11, 2002, Dakota Ethanol distributed $4,622,751 to its members, and the Cooperative distributed to its shareholders its entire share of the distribution which was $4,072,751 or approximately $.55 per share.

The Cooperative raised $15,610,000 in its equity offering completed September 10, 1999.  Through December 31, 2001, the Cooperative had contributed all but $910,000 of this amount to Dakota Ethanol in exchange for its 88% ownership interest.  Effective February 28, 2002, the Cooperative made an additional $110,000 investment in Dakota Ethanol, slightly increasing its ownership interest.  Since its original offering, the Cooperative has redeemed 400,000 equity shares at a total price of $940,000 due to a share repurchase from South Dakota Corn Processing Investment Fund, Inc.  Broin Enterprises initially contributed $2 million to Dakota Ethanol in exchange for a 12% membership interest.  Broin Enterprises transferred its 12% membership interest to five individual Broin affiliates effective September 1, 2001.  Dakota Ethanol used the capital contributed by the Cooperative and Broin Enterprises to pay for a portion of the construction costs.

                In April 2001, Dakota Ethanol received $1,911,587 from the proceeds of tax increment financing bonds issues by Lake County, South Dakota, where the ethanol plant is located.  The funds were used to pay for construction costs and related expenses.  These funds will be repaid by Lake County from the increase in property taxes paid from Dakota Ethanol to Lake County related to improvements on the real estate on which the ethanol plant is located.

First National Bank of Omaha is Dakota Ethanol’s primary lender.  Dakota Ethanol entered into a Construction Loan Agreement and Construction Note with First National Bank of Omaha as of September 25, 2000, for up to $26.6 million in debt financing to fund the balance of the construction costs for the ethanol plant.  Until construction of the ethanol plant was completed, Dakota Ethanol paid interest at First National’s national base rate plus 3% and made quarterly interest only payments to First National Bank of Omaha.  After construction was completed, the outstanding principal and interest was amortized over a ten-year period at 9% interest annually.  Principal payments of $2,449,568 were made on the loan during the six months ended June 30, 2002.  As of July 29, 2002, Dakota Ethanol restructured the outstanding balance on its Construction Note with First National Bank into an approximately $9.6 million variable-rate note and an approximately $14.5 million fixed-rate note.  The Construction Loan Agreement remains in effect.

The new fixed-rate note bears 9% interest annually, requires equal quarterly payments of $581,689.91, and is due on September 1, 2011.  The new variable-rate note bears interest at .50% over the national base rate set by First National Bank of Omaha, with a minimum interest rate of

5% annually.  As of August 20, 2002, Dakota Ethanol’s variable rate was 5.25%, which may be reduced if Dakota Ethanol’s ratio of indebtedness to net worth improves.  Until July 29, 2005, Dakota Ethanol has the option to fix the variable-rate note at 2.5% over the rate published by the Federal Home Loan Bank of Topeka, Kansas at the time the note is fixed.  The variable-rate note includes a reborrowing feature that would allow Dakota Ethanol to reborrow up to $5,000,000 of any repaid principal on a revolving basis, subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed.  There is also a prepayment penalty if Dakota Ethanol prepays in full before July 29, 2005.

The notes from First National are secured by Dakota Ethanol’s real property, personal property (including general intangibles), an assignment of its interest in the Design/Build Contract with Broin and an assignment of all rents and leases in favor of First National.  The Construction Loan Agreement contains debt service coverage ratio, working capital, net worth and other standard negative and affirmative covenants.  In addition to the regular payments on the notes, the Construction Loan Agreement provides that 10% of Dakota Ethanol’s excess cash flow, as defined in the Construction Loan Agreement, must be paid annually on the unpaid principal amount.  If an event of default occurs, First National may terminate the Construction Loan Agreement and declare the entire amount immediately due and owing.  Events of default under the Agreement generally include failure to make payments when due or violation of one or more of the Agreement’s covenants.

                Dakota Ethanol also has a note payable to Sioux Valley Southwestern Energy for $85,000 related to the extension of utility lines to the plant.  The loan is payable over ten years, beginning on October 1, 2001, with an effective interest rate of approximately 9%.  Principal payments of $3,282 were made in the six months ended June 30, 2002, respectively.

The following table provides information regarding our consolidated contractual obligations as of June 30, 2002:

		Less than	One to Three	Four to Five	After Five
	Total	One Year	Years	Years	Years
Long-Term Debt	$24,230,513	2,733,000	4,242,000	4,870,000	12,385,513
Operating Leases	1,800,000	450,000	900,000	450,000	—
Electricity Purchase Commitments	2,850,000	283,200	580,800	600,600	1,385,400
Related Party Agreements	1,704,700	492,950	969,400	242,350	—
Total Contractual Cash Obligations	30,585,213	3,936,060	7,052,200	4,429,950	15,167,003

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued pronouncements regarding Accounting for Asset Retirement Obligations, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS 145 which rescinds, amends and provides technical corrections to various previously issued pronouncements.  Management is reviewing these pronouncements, but does not expect the implementation of these pronouncements to have a significant effect on the financial statements.

Critical Accounting Policies and Estimates

Preparation of our financial statements require estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported.  Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates.  Management continually evaluates these estimates based on historical experience and other assumptions we believe to be reasonable under the circumstances.

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions.  As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated.

Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments, and complexity:

Commitments and Contingencies

Contingencies, by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred, as well as in estimating the amount of the potential expense.  In conformity with accounting principles generally accepted in the United States, we accrue an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Inventory Valuation

Dakota Ethanol accounts for its inventories at estimated net realizable market value.  These inventories are agricultural commodities that are freely traded, have quoted market prices, may be sold without significant further processing and have predictable and insignificant costs of disposal.  Dakota Ethanol derives its estimates from local market prices determined by grain terminals in its area.  Changes in the market values of these inventories are recognized as a component of cost of goods sold.

Long-Lived Assets

Depreciation and amortization of our property, plant and equipment is provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets.  Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

Long-lived assets, including property, plant and equipment and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impaired asset is written down to its estimated fair market value based on the best information available.  Considerable management judgment is necessary to estimate discounted future cash flows and may differ from actual.

Accounting for Derivative Instruments and Hedging Activities

Dakota Ethanol minimizes the effects of changes in the price of agricultural commodities by engaging Broin Management, LLC to use exchange-traded futures and options contracts to minimize its net positions in these inventories and contracts.  Dakota Ethanol accounts for these exchange-traded futures and option contracts and forward purchase and sales contracts at local market prices determined by grain terminals in its area.  Changes in the market value of all these contracts are recognized in earnings as a component of cost of goods sold.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

                This report contains forward-looking statements involving future events, future business and other conditions, our future performance, and our expected operations.  These statements are based on management’s beliefs and expectations and on information currently available to management. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

                Forward-looking statements involve numerous assumptions, risks and uncertainties.  Our actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements and we are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance, or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

                None.

Item 2.  Changes in Securities and Use of Proceeds

On August 20, 2002, the shareholders of Lake Area Corn Processors Cooperative approved the reorganization of the Cooperative into a limited liability company, which is scheduled to become effective on August 31, 2002.  As a result of the reorganization each shareholder will receive one capital unit of the issuer in exchange for each equity share the shareholder owns in the Cooperative.  The resulting rights and obligations of the shareholders will be governed by the Articles of Organization and Operating Agreement of the issuer.  For additional information regarding the reorganization, see Item 4. below.

Item 3.  Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 2, 2001, the issuer was formed for the purpose of reorganizing Lake Area Corn Processors, a South Dakota cooperative corporation, into a South Dakota limited liability company, in accordance with the terms set forth in the issuer’s Registration Statement on Form S-4 filed with the SEC (File No. 333-66552), which was declared effective on July 18, 2002.  On July 25, 2001, the board of directors of the Cooperative unanimously approved a plan of reorganization and scheduled a special meeting of shareholders to adopt it.  The plan of reorganization was duly approved by over 75% of the shareholders of the Cooperative voting at the special meeting on August 20, 2002.  The reorganization is scheduled to become effective on August 31, 2002.

Pursuant to the plan of reorganization all the assets and liabilities of the Cooperative will be transferred to the issuer in exchange for capital units of the issuer.  The Cooperative will then be dissolved and the issuer’s capital units will be distributed to the members of the Cooperative upon liquidation of the Cooperative at a rate of one LLC capital unit for each share of equity stock in the Cooperative.

Pursuant to the issuer’s Operating Agreement, a minimum of 5,000 capital units is required for ownership of the issuer.  Such units will be subject to certain transfer restrictions, including approval by the Board of Managers of the issuer.  The issuer will also retain the right to redeem the units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 5,000 units, breaches his corn delivery agreement or becomes a bankrupt member.  The issuer’s Operating Agreement also includes provisions whereby cash flow in excess of $200,000 will be distributed to members subject to certain limitations.  These limitations include those imposed by a supermajority vote of the Board of Managers or restrictions imposed by loan covenants.  For additional information, see the issuer’s Registration Statement on Form S-4 (SEC File No. 333-66552).

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

                (a)           Exhibits.  See Exhibit Index following the signature page to this report.

                (b)           Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                        LAKE AREA ETHANOL, LLC

Dated:  August 22, 2002

By	/s/ Gregory Van Zanten
Gregory Van Zanten
Chief Executive Officer

EXHIBIT INDEX

TO

FORM 10-QSB

OF

LAKE AREA ETHANOL, LLC

Exhibit Number

Description

2.1

Plan of Reorganization(1)

3.1(i)	Articles of Organization(2)
3.1(ii)	Operating Agreement(2)
4.1	Form of Class A Unit Certificate(3)
10.15	First Amendment to Construction Loan Agreement with First National Bank of Omaha, dated July 29, 2002
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)         Incorporated by reference from Appendix A to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-66552).

(2)         Incorporated by reference from Appendix B to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-66552).

(3)         Incorporated by reference from the same numbered exhibit to the issuer’s Registration Statement on Form S-4 (File No. 333-66552).