Form 10QSB
period 2002-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2002-11-15
CIK 1156174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NO. 333-66552

LAKE AREA CORN PROCESSORS, LLC
(Exact name of small business issuer as specified in its charter)

SOUTH DAKOTA	46-0460790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46269 SD Hwy. 34, P.O. Box 100, Wentworth, South Dakota 57075
(Address of principal executive offices)

(605) 483-2676
(Issuer’s telephone number)

Lake Area Ethanol, LLC
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

On November 14, 2002, the issuer had 29,620,000 Class A capital units outstanding.(1)

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

(1) As of September 30, 2002, Lake Area Corn Processors had 7,405,000 Class A capital units outstanding.  Effective November 1, 2002, Lake Area Corn Processors, LLC declared a four-for-one split of its outstanding Class A capital units as further described in Part II, Item 2 of this report.

LAKE AREA CORN PROCESSORS, LLC

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND 2001

LAKE AREA CORN PROCESSORS, LLC

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2002	September 30, 2001	December 31, 2001*
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$327,856	$220,593	$6,079,625
Receivables:
Ethanol- Related Party	2,313,265	2,212,630	3,072,818
Distillers grain - less allowance for uncollectible ($75,000 for September 30, 2002)	842,399	221,061	1,177,472
Incentives	165,160	675,145	3,014,833
Income taxes	49,953
Interest and other	156,441	465,260	325,019
Inventory:
Raw materials	1,298,985	1,413,667	1,014,871
Finished Goods	403,674	1,223,505	921,199
Parts inventory	205,592	—	241,102
Work in process	519,319	287,350	287,350
Investment in grain contracts	586,477	206,896	100,905
Prepaid expenses	114,190	49,037	149,639
Total current assets	6,983,311	6,975,144	16,384,833

PROPERTY AND EQUIPMENT
Land	106,394	106,394	106,394
Land improvement	2,227,766	2,131,963	2,212,034
Office equipment	7,224,153	7,190,151	7,198,799
Building	30,849,927	29,102,649	29,001,021
Construction in progress	—	—	277,834
	40,408,240	38,531,157	38,796,082
Less accumulated depreciation	(2,196,070)	(174,307)	(664,737)
Net property and equipment	38,212,170	38,356,850	38,131,345

OTHER ASSETS
Financing costs	241,141	145,143	189,144
Investment in Ethanol Products, LLC	229,167	239,167	279,863
	470,308	384,310	469,007

	$45,665,789	$45,716,304	$54,985,185

* Derived from audited financial statements.

See Notes to Consolidated Financial Statements

	September 30, 2002	September 30, 2001	December 31, 2001*
		(Restated)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,792,143	$1,640,365	$3,279,957
Accounts payable - related party	23,316	130,186	472,113
Accounts payable - construction - related party	78,657	1,514,559	121,144
Accounts payable - construction	70,149	—	146,291
Accrued liabilities	434,474	507,308	752,705
Current portion of notes payable	2,856,739	1,172,800	1,895,000
Total current liabilities	5,255,478	4,965,218	6,667,210

NOTES PAYABLE, NET OF CURRENT PORTION	17,669,610	23,196,231	24,787,611

MINORITY INTEREST	2,717,465	2,107,092	2,827,564

MEMBERS’ EQUITY
Capital units, $2 stated value, 7,405,000 units issued and outstanding	14,810,000	14,810,000	14,810,000
Additional paid-in capital	96,400	95,600	95,800
Retained earnings	5,116,836	542,163	5,797,000
Total stockholders’ equity	20,023,236	15,447,763	20,702,800

	$45,665,789	$45,716,304	$54,985,185

* Derived from audited financial statements.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
		(Restated)
REVENUES
Sales	$43,314,313	$2,552,502	$14,589,382	2,552,502
Incentive revenue	5,638,914	675,145	263,039	675,145
Total revenues	48,953,227	3,227,647	14,852,421	3,227,647

COST OF REVENUES	35,717,988	1,422,512	12,768,300	1,422,512

GROSS PROFIT	13,235,239	1,805,135	2,084,121	1,805,135

EXPENSES
Start-up costs	—	795,415	—	449,237
General and administrative	3,322,367	167,348	1,054,314	167,348
Total expenses	3,322,367	962,763	1,054,314	616,585

INCOME FROM OPERATIONS	9,912,872	842,372	1,029,807	1,188,550

OTHER INCOME (EXPENSE)
Gain (loss) from Ethanol Products, LLC	47,932	20,053	30,491	(2,500)
Interest and other income	82,432	38,583	18,396	3,556
Interest expense	(1,581,165)	(154,011)	(468,432)	(154,011)
Total other income (expense)	(1,450,801)	(95,375)	(419,545)	(152,955)

NET INCOME BEFORE INCOME TAXES	8,462,071	746,997	610,262	1,035,595

BENEFIT (PROVISION) FOR INCOME TAXES	49,953	25,009	49,953	(171)

NET INCOME BEFORE MINORITY INTEREST	8,512,024	772,006	660,215	1,035,424

MINORITY INTEREST IN SUBSIDIARY	(1,046,683)	(117,325)	(83,142)	(138,489)

NET INCOME	$7,465,341	$654,681	$577,073	$896,935

OTHER COMPREHENSIVE INCOME
Net income	$7,465,341	$654,681	$577,073	$896,935
Hedge contract adjustment	—	—	—	89,803

COMPREHENSIVE INCOME	$7,465,341	$654,681	$577,073	$986,738

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$1.01	$0.09	$0.08	$0.12

WEIGHTED AVERAGE SHARES OF EQUITY UNITS OUTSTANDING FOR THE CALCULATION OF:

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	7,405,000	7,450,421	7,405,000	7,405,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	2002	2001
		(Restated)
OPERATING ACTIVITIES
Net income (loss)	$7,465,341	$654,681
Changes to income (loss) not affecting cash
Depreciation	1,531,331	174,489
Amortization	51,739	7,500
Minority interest in subsidiary	1,046,683	117,325
Gain on investment in Ethanol Products, LLC	(55,432)	(27,553)
(Increase) decrease in
Receivables	4,112,877	(2,931,849)
Income taxes receivable	(49,953)	—
Inventory	36,952	(2,924,522)
Prepaid expenses	35,449	(34,295)
Investment in grain contracts	(485,572)	(206,896)
Increase (decrease) in
Accounts payable	(1,936,611)	1,689,668
Accrued liabilities	(318,231)	473,942
Accrued income taxes	—	(85,000)

NET CASH FROM OPERATING ACTIVITIES	11,434,573	(3,092,510)

INVESTING ACTIVITIES
Distribution from Ethanol Products, LLC	98,628	32,750
Purchase of property and equipment	(1,730,785)	(15,267,503)

NET CASH USED FOR INVESTING ACTIVITES	(1,632,157)	(15,234,753)

FINANCING ACTIVITIES
Advances on notes payable	911,467	18,354,635
Principal payments on notes payable	(7,067,729)	—
Financing costs paid	(96,236)	(20,833)
Proceeds from issuance of stock	600	1,200
Membership stock repurchased	—	(940,000)
Distributions paid to minority member	(1,156,782)	—
Dividends paid to cooperative members	(8,145,505)	—

NET CASH FROM FINANCING ACTIVITIES	(15,554,185)	17,395,002

NET INCREASE IN CASH	(5,751,769)	(932,261)

CASH AT BEGINNING OF PERIOD	6,079,625	1,152,854

CASH AT END OF PERIOD	$327,856	$220,593

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest, net of capitalized interest	$2,179,428	$—

Income taxes	$—	$59,991

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2002 AND 2001

NOTE 1 – NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC (formerly Lake Area Corn Processors Cooperative, or the Cooperative) is a South Dakota limited liability company located in Wentworth, South Dakota. The Company was organized by investors as a cooperative to provide a portion of the corn supply for a 40 million-gallon (annual capacity) ethanol plant, owned by Dakota Ethanol, LLC (Dakota Ethanol). On September 4, 2001, the ethanol plant commenced its principal operations. Prior to September 4, 2001, the Company was in the development stage.

On April 2, 2001, Lake Area Ethanol, LLC was formed. The initial member of Lake Area Ethanol, LLC was the Cooperative. Lake Area Ethanol, LLC was formed for the purpose of acquiring the assets and liabilities of the Cooperative. The board of directors of the Cooperative approved a plan of reorganization related to an exchange whereby the LLC would acquire the assets and liabilities of the Cooperative.  On August 20, 2002, the members of the Cooperative approved the plan of reorganization.  The effective date of the reorganization was the close of business on August 31, 2002. The transaction included an exchange of interests whereby the assets and liabilities of the Cooperative were transferred for capital units of Lake Area Ethanol, LLC. For financial statement purposes, no gain or loss was recorded as a result of the exchange transaction.

As a result of the exchange, the Cooperative was dissolved, with Lake Area Ethanol, LLC’s capital units distributed to the stockholders of the Cooperative at a rate of one Lake Area Ethanol, LLC capital unit for each share of equity stock and all voting stock of the Cooperative surrendered and retired. In connection with the reorganization, the LLC changed its name to Lake Area Corn Processors, LLC. A minimum of 5,000 capital units is required for ownership of the LLC. Such units are subject to certain transfer restrictions, including approval by the Board of Managers of the LLC.  The LLC also retains the right to redeem the units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 5,000 units, if a member breaches their corn delivery agreement or becomes a bankrupt member. The Operating Agreement of the LLC also includes provisions whereby cash flow in excess of $200,000 will be distributed to unit holders subject to limitations imposed by a super majority vote of the Board of Managers or restrictions imposed by loan covenants.

NOTE 2 – BASIS OF PRESENTATION

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2001.

As a result of the reorganization mentioned above, the financial statements of the prior periods have been restated to reflect the comparative basis of the Company as a limited liability company versus the Cooperative.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 88% owned subsidiary, Dakota Ethanol. All significant inter-company transactions and balances have been eliminated in consolidation.

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in cost of sales.  Prior to beginning operation, unrealized gains and losses were recorded as a component of other comprehensive income.

NOTE 3 – LONG-TERM NOTES PAYABLE

On July 29, 2002, Dakota Ethanol amended the construction loan agreement to create two term notes from its original Term Note.

The balance of Term Note 2 is due and payable in quarterly installments of $581,690 commencing October 1, 2002, through September 1, 2011. Interest on outstanding principal balances will accrue at a rate of 9 percent.

The balance of Term Note 3 is due and payable in quarterly installments of $329,777 commencing October 1, 2002, through September 1, 2011. Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate (5.25 percent at September 30, 2002). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.

Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 3 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect to utilize this feature, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000 availability.

The balance of the notes payable as of September 30, 2002 and 2001 are as follows:

	September 30, 2002	September 30, 2001	December 31, 2001
Note payable to First National Bank, Omaha, Nebraska
Term Note 1	$—	$24,284,031	$26,600,000
Term Note 2	14,176,597	—	—
Term Note 3	6,270,064	—	—
Utility line extension note	79,688	85,000	82,611
	20,526,349	24,369,031	26,682,611
Less current portion	(2,856,739)	(1,172,800)	(1,895,000)

	$17,669,610	$23,196,231	$24,787,611

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Term Notes include provisions whereby additional principal is due based on the calculation of excess cash flows.  Minimum principal payments for the year ending September 30, 2002 include $754,692 related to the calculation of additional principal to the Bank based on excess cash flow.

Interest capitalized totaled $43,059 and $694,700 for the periods ended September 30, 2002 and 2001, respectively.

Minimum principal payments for the next five years are as follows:

Year Ended September 30,	Amount
2003	$2,856,739
2004	2,254,000
2005	2,426,000
2006	2,740,000
2007	2,946,000

NOTE 4 – COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Company and Dakota Ethanol have entered into contracts and agreements regarding the operation and management of the ethanol plant. Minimum payments related to these agreements are summarized in the following table:

Year Ended September 30,	Rail Car Lease	Electricity Agreement	Related Party Agreements	Total
2003	$450,000	$286,800	$488,825	$1,225,625
2004	450,000	290,400	484,700	1,225,100
2005	450,000	290,400	484,700	1,225,100
2006	187,500	300,300	121,175	608,975
2007	—	303,600	—	303,600
2008-2012		1,309,500		1,309,500

Total	$1,537,500	2,781,000	$1,579,400	$5,897,900

Amounts included in expense for agreements with related parties were $779,162 and $243,844 for the nine months ended September 30, 2002 and 2001, respectively, and $125,563 and $112,223 for the three months ended September 30, 2002 and 2001, respectively.

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for using corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum payment for each eligible producer at $7,500,000. The incentive is calculated on the USDA fiscal year of October 1 to September 30.  Incentive revenue of $4,782,799 and $0 was recorded as revenue for the nine and three months ended September 30, 2002, respectively and a total of $7,500,000 of revenue was recorded during the program year ended September 30, 2002.  Incentive revenue of $602,482 was recorded as revenue for both the nine months and three months ended September 30, 2001.

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. The incentive is calculated on the State of South Dakota fiscal year of July 1 to June 30.  Incentive revenue of $856,116 and $263,039 was recorded as revenue for the nine and three months ended September 30, 2002, respectively, and a total of $1,000,000 of revenue was recorded for the 2002 program year. Included in this total, Dakota Ethanol has recorded revenue of $394,669 for the nine months ended September 30, 2002 which is included in the 2003 program year for the State of South Dakota.  Incentive revenue of $72,663 was recorded for both the nine and three months ended September 30, 2001.

NOTE 5 – DISTRIBUTIONS

During March 2002, Dakota Ethanol distributed $5,100,000 of cash to its members.  The Cooperative received approximately $4,493,000, and the minority members received approximately $607,000.  In conjunction with this cash distribution, the Cooperative declared and paid a distribution to its members of $4,072,750, or $.55 per equity share, with a distribution date of March 11, 2002.

During July, Dakota Ethanol distributed an additional $4,622,750 of cash to its members.  The Cooperative received approximately $4,072,750, and the minority members received approximately $550,000.  In conjunction with this cash distribution, the Cooperative declared and paid a distribution to its members of $4,072,750, or $.55 per equity share, with a distribution date of July 11, 2002.

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,”(SFAS No. 145) that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,”(SFAS No. 146). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Management does not expect the adoption of the above pronouncements to have a material impact on the Company.

NOTE 7 – INCOME TAXES

The Company is taxed as a limited liability company under the Internal Revenue Code.  The income of the company flows through to the members to be taxed at the individual level rather than the corporate level.  Accordingly, the Company will have no tax liability.

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On August 20, 2002, the members approved a plan of reorganization to convert the Company’s structure from an exempt Cooperative organization to a limited liability company effective August 31, 2002.  The Cooperative’s board has approved allocating the tax gain related to the reorganization to the members.  No income taxes are expected to be paid by the Company as a result of the reorganization.

The income tax receivable as of September 30, 2002 consists of the refund from the carryback of non-patronage losses.

NOTE 8 – PRIOR PERIOD RESTATEMENT

Amounts previously reported for the nine months ended September 30, 2001 have been restated to reflect corrections relating to accounting for inventory (work in progress previously not included on the financial statements) and contract rights.  Previously, contract rights had been recorded as an expense but are now recorded as an asset and amortized over the term of the contract.  The effects of the restatements are as follows:

Nine months ended September 30, 2001

Retained earnings, as previously reported	$254,750
Adjustment to record work-in-progress inventory	252,937
Adjustment for contract rights of Ethanol Products, LLC, net of amortization	34,476
Retained earnings, as restated	$542,163

Net income, as previously reported	$408,346
Adjustment to record work-in-progress inventory	252,937
Adjustment for contract rights of Ethanol Products, LLC, net of amortization	(6,602)
Net income, as restated	$654,681

Per share amounts:
Basic and diluted, as previously reported	0.05
Effect of prior period restatements	0.04
Basic and diluted, as restated	0.09

The above restatements did not result in an adjustment of income taxes as the amounts were not material in relation to non-patronage source income or loss.

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

Overview

On August 20, 2002, the members of Lake Area Corn Processors approved the reorganization of the Cooperative into a limited liability company.  The reorganization became effective on August 31, 2002.  As a result of the reorganization, each shareholder received one capital unit of the issuer in exchange for each equity share the shareholder owned in the Cooperative.  For additional information regarding the reorganization, see Part II, Item 4. below.

Upon completion of the reorganization, the issuer became the owner of the Cooperative’s 88% interest in Dakota Ethanol, LLC, a company that owns and operates a 40 million gallon ethanol plant in Wentworth, South Dakota which produces ethanol and distiller’s dried grains with solubles, or DDGS.  The plant began production on September 4, 2001.  Prior to that time, Dakota Ethanol was in the development stage.  Prior to the reorganization, the issuer had no operations.  Accordingly, this section discusses the consolidated financial performance, results of operations and capital resources of the Dakota Ethanol and the issuer, as if the Cooperative had been an LLC since inception.

Results of Operations

Dakota Ethanol started ethanol production operations on September 4, 2001 and began operating at full capacity in October 2001.  Accordingly, we do not have comparable income, production and sales data for the quarter and nine months ended September 30, 2001.

Comprehensive net income for Lake Area Corn Processors for the three months ended September 30, 2002 was $577,000, consisting of $1,030,000 operating income, $48,000 other income, and $50,000 income tax benefit offset by $468,000 of interest expense and $83,000 of income allocated to the minority interest in Dakota Ethanol.  Comprehensive net income for Lake Area Corn Processors for the three months ended September 30, 2001 was $897,000.  The decrease in comprehensive net income for the third quarter of 2002, as compared to the third quarter of 2001, was primarily a result of Dakota Ethanol receiving less incentive revenue and incurring increased costs for corn, as well as an increase in general and administrative expense and interest expense.  Comprehensive net income for Lake Area Corn Processors for the nine months ended September 30, 2002 was $7.5 million, consisting of $9.9 million operating income, $130,000 other income, and $50,000 income tax benefit offset by $1.6 million of interest expense and $1.0 million of income allocated to the minority interest in Dakota Ethanol.

Net sales for the three months ended September 30, 2002 were approximately $14.6 million, consisting of $12.4 million in sales of ethanol (85%) and $2.2 million in sales of DDGS (15%).  Net sales for the nine months ended September 30, 2002, were approximately $43.3 million, consisting of $36.4 million in sales of ethanol (84%) and $6.9 million in sales of DDGS (16%).

In addition to sales revenue, Dakota Ethanol recorded incentive revenue of approximately $260,000 during the three months ended September 30, 2002 and approximately $5.6 million during the nine months ended September 30, 2002.  Incentive revenue consists of income received from federal and state governments in connection with Dakota Ethanol’s ethanol production.  For the three-month period ended September 30, 2002, Dakota Ethanol recorded no incentive income from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program because prior to the beginning of the third quarter of 2002 Dakota Ethanol had already earned a total of $7.5 million of revenue under the program, its maximum allocation for the 2001-2002 Bioenergy Program year, which ended on September 30, 2002.  For the nine-month period ended September 30, 2002, Dakota Ethanol recorded approximately $4.8 million of incentive income under the Bioenergy Program.  Dakota Ethanol recorded incentive income of approximately $260,000 from the State of South Dakota for the three-month period ended September 30, 2002 and approximately $860,000 for the nine-month period ended September 30, 2002.  Of this $860,000, $465,000 is attributed to the 2001-2002 program year, which ended June 30, 2002, and $395,000 is for the 2002-2003 program year.  Dakota Ethanol’s maximum allocation per program year under the South Dakota program is $1.0 million, and Dakota Ethanol received its maximum allocation in the 2001-2002 program year.  Management anticipates that it may receive less incentive income under the Bioenergy Program in the next program year because the incentive payments are partially based on the increase in gallons of ethanol produced compared to the prior year’s production, as opposed to the total number of gallons produced in the current year.  Therefore, Dakota Ethanol will receive lower payments under this program in the future because the increase in its production as compared to the prior year’s will be smaller than for its first year of production.  In addition, the incentive programs may not have sufficient funds to cover the allocations to eligible producers in future years.  Management is currently unable to predict whether there may be a funding shortfall and what the effect on Dakota Ethanol’s allocation will be.  Furthermore, although the federal government has extended the Bioenergy Program an additional five years, it is currently scheduled to expire September 30, 2007.

For the three months ended September 30, 2002, Dakota Ethanol and Lake Area Corn Processors had $18,396 of interest income.  For the nine months ended September 30, 2002, Dakota Ethanol and Lake Area Corn Processors had $82,432 of interest income.  Interest income for the three months and nine months ended September 30, 2002 consists of income earned on cash on hand and short-term investments generated from operations.  For the three months ended

September 30, 2001, Dakota Ethanol and Lake Area Corn Processors had $3,556 of interest income.  For the nine months ended September 30, 2001, Dakota Ethanol and Lake Area Corn Processors had $38,583 of interest income.  Interest income for the three months and nine months ended September 30, 2001 consisted of income earned on cash on hand and short-term investments pending use of the funds for construction and start-up costs.

In 2000, Dakota Ethanol invested $250,000 in Ethanol Products, LLC in exchange for 200,000 capital units.  Of this amount, $50,000 was related to contract rights which are amortized over the initial five-year term of the ethanol marketing agreement.  For the three-month period ended September 30, 2002, Dakota Ethanol recorded additional income of $30,491 as a result of allocation of earnings from Ethanol Products of $32,991 net of amortization of contract rights of $2,500.  For the three months ended September 30, 2001, Dakota Ethanol recorded a loss of $2,500 as a result of allocation of earnings from Ethanol Products of $0 net of amortization of contract rights of $2,500.  An additional $47,932 of income for the nine months ended September 30, 2002 was recorded consisting of $55,432 in earnings of Ethanol Products being allocated to Dakota Ethanol as a member of Ethanol Products, offset by $7,500 of amortization of contract rights.  For the nine-month period ended September 30, 2001, Dakota Ethanol recorded $20,053 of income consisting of earnings of $27,553 in earnings of Ethanol Products allocated to Dakota Ethanol offset by $7,500 of amortization of contact rights for the period.

Dakota Ethanol’s cost of revenues for the three-month period ended September 30, 2002 was approximately $12.8 million.  Dakota Ethanol’s cost of revenues, which includes production expense, increased to approximately 88% of sales for the three month period ended September 30, 2002, as compared to approximately 70% for the four months of operations during the year ended December 31, 2001.  The increase in cost of revenues as a percentage of sales resulted primarily from lower sales prices for ethanol along with lower sales prices for DDGS and higher prices paid for corn.  For the three months ended September 30, 2002, the average sales price per gallon of ethanol was $1.06 compared to the average of $1.23 for the year ended December 31, 2001.  For the three months ended September 30, 2002, the average sales price per ton of DDGS was $70.76 compared to the average of $79.46 for the year ended December 31, 2001.  For the three months ended September 30, 2002, the average price paid per bushel of corn was $2.17 compared to the average of $1.69 for the year ended December 31, 2001.  The difference in the costs of corn was largely the result of seasonal price fluctuations and anticipated corn production shortfalls due to weather conditions.

Dakota Ethanol’s cost of revenues for the nine-month period ended September 30, 2002 was approximately $35.8 million.  Dakota Ethanol’s cost of revenues, which includes production expense, increased to approximately 83% of sales for the nine-month period ended September 30, 2002, as compared to approximately 70% for the four months of operations during the year ended December 31, 2001.  The increase in cost of revenues as a percentage of sales resulted primarily from lower sales prices for ethanol along with lower sales prices of DDGS and higher prices paid for corn.  For the nine months ended September 30, 2002, the average sales price per gallon of ethanol was $1.06 compared to the average of $1.23 for the year ended December 31, 2001.  For the nine months ended September 30, 2002, the average sales price per ton of DDGS was $72.70 compared to the average of $79.46 for the year ended December 31, 2001.  For the nine months ended September 30, 2002, the average price paid per bushel of corn was $1.93 compared to the average of $1.69 for the year ended December 31, 2001.  The difference in the costs of corn was largely the result of seasonal price fluctuations and anticipated corn production shortfalls due to weather conditions.

Unless a corn delivery exemption has been granted, the LLC’s members are required to deliver corn to Dakota Ethanol on a trimester basis, and Dakota Ethanol pays members for their corn based on an average of market prices at predetermined elevators.  The members currently supply approximately 40% of Dakota Ethanol’s corn supply, and the balance is purchased from other local corn producers on the open market based upon a schedule of prices for current and future delivery prepared by management.  Since September 1, 2002, a member of Lake Area Corn Processors may apply on an annual basis to be released from the corn delivery requirement if the member historically has not produced enough grain to meet the requirement, if the member does not produce enough grain to meet the requirement because the member’s grain is fed to livestock, or if the member produces and stores the majority of the member’s grain more than 50 miles from the Dakota Ethanol plant site.  The Grain Committee appointed by the Dakota Ethanol Board of Managers has sole discretion to determine whether to grant members exemptions from the corn delivery requirement.  Management anticipates that approximately 15% to 20% of the Lake Area Corn Processors members will be granted annual exemptions from the corn delivery requirement.  Since the plant began operations in September 2001, Dakota Ethanol has paid on average $.02 per bushel less, including freight allowance, for the corn it has purchased from the members under their corn delivery agreements as compared to corn purchased on the open market.  Dakota Ethanol has engaged Broin Management, LLC for the hedge and price risk management related to the corn that the plant is required to purchase on the open market.

Dakota Ethanol incurred general and administrative expense of approximately $1.1 million and recorded interest expense of $468,432 on its long-term debt for the three months ended September 30, 2002.  Dakota Ethanol incurred general and administrative expense of approximately $3.3 million and recorded interest expense of $1.6 million on its long-term debt for the nine months ended September 30, 2002.

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

Liquidity and Capital Resources

Cash Flow From Operations.  The net cash flow from operating activities of Dakota Ethanol and Lake Area Corn Processors was approximately $11.4 million for the nine-month period ended September 30, 2002.  For the nine-month period ended September 30, 2002, the cash flow from operations consisted of net income of $7.5 million, net non-cash expenses of $2.5 million, and $1.4 million net change in assets and liabilities balances.  The change in assets and liabilities balances was primarily a result of a $4.1 million decrease in the accounts receivable balance offset by a $2.2 million decrease in accounts payable and accrued liabilities balances and a $500,000 increase in investments in grain contracts.

Cash Flow From Investing Activities.  The net cash flow from investing activities was $1.5 million for the nine-month period ended September 30, 2002.  Dakota Ethanol spent $1.6 million for investing activities during the nine-month period ended September 30, 2002 to install a thermal oxidizer for the ethanol plant.  A thermal oxidizer is a pollution control device designed to reduce potentially harmful emissions.  This expenditure was offset by approximately $100,000 of distributions that Dakota Ethanol received on its investment in Ethanol Products, LLC for the nine months ended September 30, 2002.

Cash Flow From Financing Activities.  Net cash used for financing activities was $15.6 million for the nine-month period ended September 30, 2002, consisting of $7.1 million for repayment of principal on long-term debt, $100,000 for financing costs, a $8.1 million cash dividend distribution to Lake Area Corn Processors’ shareholders, and a $1.2 million cash dividend distribution to the Broin family members who are the minority members of Dakota Ethanol.  These payments were offset by Dakota Ethanol’s receipt of $900,000 of advances on its notes payable with First National Bank of Omaha.

Lake Area Corn Processors raised $15,610,000 in its equity offering completed September 10, 1999.  Through December 31, 2001, Lake Area Corn Processors had contributed all but $910,000 of this amount to Dakota Ethanol in exchange for its 88% ownership interest.  Effective February 28, 2002, Lake Area Corn Processors made an additional $110,000 investment in Dakota Ethanol, slightly increasing its ownership interest.  Since its original offering, Lake Area Corn Processors has redeemed 400,000 equity shares at a total price of $940,000 due to a share repurchase from South Dakota Corn Processing Investment Fund, Inc.  Broin Enterprises initially contributed $2 million to Dakota Ethanol in exchange for a 12% membership interest.  Broin Enterprises transferred its 12% membership interest to five individual Broin affiliates effective September 1, 2001.  Dakota Ethanol used the capital contributed by Lake Area Corn Processors and Broin Enterprises to pay for a portion of the construction costs.

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

First National Bank of Omaha is Dakota Ethanol’s primary lender.  Dakota Ethanol entered into a Construction Loan Agreement and Construction Note with First National Bank of Omaha as of September 25, 2000, for up to $26.6 million in debt financing to fund the balance of the construction costs for the ethanol plant.  Until construction of the ethanol plant was completed, Dakota Ethanol paid interest at First National’s national base rate plus 3% and made quarterly interest only payments to First National Bank of Omaha.  After construction was completed, the outstanding principal and interest was amortized over a ten-year period at 9% interest annually.  On July 29, 2002, Dakota Ethanol restructured its Construction Note with First

National Bank into an approximately $9.6 million variable-rate note and an approximately $14.5 million fixed rate-note.  Principal payments of $2,800,000 were made on the fixed-rate note and $4,263,000 on the variable-rate note during the nine months ended September 30, 2002.  In addition, $911,467 was drawn on the revolving line of credit during the nine months ended September 30, 2002.

The new fixed-rate note bears 9% interest annually, requires equal quarterly payments of $581,689.91, and is due on September 1, 2011.  The new variable-rate note bears interest at ..50% over the national base rate set by First National Bank of Omaha, with a minimum interest rate of 5% annually.  As of September 30, 2002, Dakota Ethanol’s variable rate was 5.25%, which may be reduced if Dakota Ethanol’s ratio of indebtedness to net worth improves.  Until July 29, 2005, Dakota Ethanol has the option to fix the variable-rate note at 2.5% over the rate published by the Federal Home Loan Bank of Topeka, Kansas at the time the note is fixed.  The variable-rate note includes a revolving line of credit feature that allows Dakota Ethanol to reborrow up to $5,000,000 of any repaid principal on a revolving basis, subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed.  There is also a prepayment penalty if Dakota Ethanol prepays in full before July 29, 2005.

Dakota Ethanol is currently negotiating with First National Bank of Omaha to restructure the approximately $9.4 million outstanding balance on its variable rate-note into two notes with balances of approximately $4.4 million and $5 million, in order to facilitate use of First National Bank’s cash management services.  The terms of the new notes would be substantially the same as the variable-rate note with the $5 million note set up as a revolving line of credit.  Dakota Ethanol is also negotiating with First National Bank to amend the Construction Loan Agreement to revise the method for calculating working capital and to include the unused amount of the revolving note in evaluating Dakota Ethanol’s compliance with the financial covenants.  Dakota Ethanol expects to finalize the restructuring of the variable-rate note and the amendment to the Construction Loan Agreement before the end of 2002.

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

Dakota Ethanol also has a note payable to Sioux Valley Southwestern Energy for $85,000 related to the extension of utility lines to the plant.  The loan is payable over ten years, beginning on October 1, 2001, with an effective interest rate of approximately 9%.  Principal payments of $4,686 were made in the nine months ended September 30, 2002, respectively.

The following table provides information regarding our consolidated contractual obligations as of September 30, 2002:

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$20,526,349	$2,856,739	$4,680,000	$5,686,000	$7,303,610
Operating Leases	1,537,500	450,000	900,000	187,500	—
Electricity Purchase Commitments	2,781,000	286,800	580,800	603,900	1,309,500
Related Party Agreements	1,579,400	488,825	969,400	121,175	—
Total Contractual Cash Obligations	$26,424,249	$4,082,364	$7,130,200	$6,598,575	$8,613,110

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Lake Area Corn Processor’s chief executive officer and chief financial officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that its disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in Lake Area Corn Processors’ or Dakota Ethanol’s internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Lake Area Corn Processors’ and Dakota Ethanol’s actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  While Lake Area Corn Processors believes that these statements are accurate, its business is dependent upon general economic conditions and various conditions specific to its industry and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made.  In particular,

•                  Although management anticipates that Dakota Ethanol sales will continue to grow, its operating income may be adversely impacted by a decrease in available government subsidies and incentive payments.

•                  Although management expects demand for ethanol to increase, demand is largely driven by federal and state environmental regulations, which are often subject to change.

•                  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect Dakota Ethanol’s operating results.

•                  The ethanol industry and Dakota Ethanol’s business is sensitive to corn prices.  When corn prices increase as they have been recently, Dakota Ethanol operating results may suffer.

•                  The ethanol industry and Dakota Ethanol may be subject to additional regulation, such as environmental restrictions, or regulatory action, which could include fines, penalties, or injunctive relief as a result of any potential excessive emissions, which could increase costs.

Lake Area Corn Processors is not under any duty to update the forward-looking statements contained in this report.  Lake Area Corn Processors cannot guarantee future results or performance, or what future business conditions will be like.  Lake Area Corn Processors cautions you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

On August 20, 2002, the shareholders of Lake Area Corn Processors Cooperative approved the reorganization of the Cooperative into a limited liability company, which became effective on August 31, 2002.  As a result of the reorganization each shareholder received one capital unit of the issuer in exchange for each equity share the shareholder owned in the Cooperative.  The resulting rights and obligations of the shareholders are governed by the Articles of Organization and Operating Agreement of the issuer.  For additional information regarding the reorganization, see Item 4. below.

Effective November 1, 2002, Lake Area Corn Processors, LLC declared a four-for-one split of its outstanding Class A capital units.  As a result of the capital units split, each member is now required to deliver one quarter of a bushel of corn for each Class A capital unit owned, instead of one bushel of corn per capital unit.  The LLC’s Operating Agreement requirement that each member own a minimum of 5,000 capital units was not affected by the split.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 2, 2001, the issuer was formed for the purpose of reorganizing Lake Area Corn Processors, a South Dakota cooperative corporation, into a South Dakota limited liability company, in accordance with the terms set forth in the issuer’s Registration Statement on Form S-4 filed with the SEC (File No. 333-66552), which was declared effective on July 18, 2002.  On July 25, 2001, the board of directors of the Cooperative unanimously approved a plan of reorganization and scheduled a special meeting of shareholders to adopt it.  The plan of reorganization was duly approved by over 75% of the shareholders of the Cooperative voting at the special meeting on August 20, 2002.  The reorganization became effective on August 31, 2002.

Pursuant to the reorganization all the assets and liabilities of the Cooperative were transferred to the issuer in exchange for capital units of the issuer.  The Cooperative was then dissolved and the issuer’s capital units were distributed to the members of the Cooperative upon liquidation of the Cooperative at a rate of one LLC capital unit for each share of equity stock in the Cooperative.  In connection with the reorganization, the issuer changed its name to Lake Area Corn Processors, LLC.

Pursuant to the issuer’s Operating Agreement, a minimum of 5,000 capital units is required for ownership of the issuer.  Such units are subject to certain transfer restrictions,

including approval by the Board of Managers of the issuer.  The issuer also retains the right to redeem the units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 5,000 units, breaches his corn delivery agreement or becomes a bankrupt member.  The issuer’s Operating Agreement also includes provisions whereby cash flow in excess of $200,000 will be distributed to members subject to certain limitations.  These limitations include those imposed by a supermajority vote of the Board of Managers or restrictions imposed by loan covenants.  For additional information, see the issuer’s Registration Statement on Form S-4 (SEC File No. 333-66552).

Item 5.  Other Information

On October 1, 2002, Lake Area Corn Processors entered into a Trading Service Agreement with Variable Investment Advisors, Inc., a Sioux Falls, South Dakota broker-dealer, under which Variable will operate an alternative trading system for trading Lake Area Corn Processors Class A capital units.  Lake Area Corn Processors Class A capital units began trading on the alternative trading system on October 16, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits.  See Exhibit Index following the signature page to this report.

(b)           Reports on Form 8-K.  On November 6, 2002, Lake Area Corn Processors filed a Form 8-K regarding a four-for-one split of its outstanding Class A capital units effective November 1, 2002 and the Board of Managers’ acceptance of John Silvernail’s resignation from the Board effective July 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Dated: November 14, 2002
	By	/s/ Gregory Van Zanten
Gregory Van Zanten
Chief Executive Officer

CERTIFICATIONS

I, Gregory Van Zanten, certify that:

1.              I have reviewed this quarterly report on Form 10-QSB of Lake Area Corn Processors, LLC;

2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of  registrant’s board of directors (or persons performing the equivalent functions):

a)                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

By	/s/ Gregory Van Zanten
Gregory Van Zanten
Chief Executive Officer

I, Roger L. Orton, certify that:

1.              I have reviewed this quarterly report on Form 10-QSB of Lake Area Corn Processors, LLC;

2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of  registrant’s board of directors (or persons performing the equivalent functions):

a)                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

By	/s/ Roger L. Orton
Roger L. Orton
Chief Financial Officer

EXHIBIT INDEX

TO

FORM 10-QSB

OF

LAKE AREA CORN PROCESSORS, LLC

Exhibit Number

Description

2.1

Plan of Reorganization(1)

3.1(i)	Articles of Organization(2)
3.1(ii)	Operating Agreement, as adopted on September 1, 2002(2)
3.1(iii)	Articles of Amendment to Articles of Organization
4.1	Form of Class A Unit Certificate(3)
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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