Form 10KSB
period 2002-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2003-03-25
CIK 1156174

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file number 333-66552

Lake Area Corn Processors, LLC
(Name of Small Business Issuer in its Charter)

South Dakota (State or Other Jurisdiction of Incorporation or Organization)	46-0460790 (I.R.S. Employer Identification No.)
46269 South Dakota Highway 34 P.O. Box 100 Wentworth, South Dakota 57075 (Address of Principal Executive Offices) (Zip Code)

(605) 483-2676
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        State issuer's revenues for its most recent fiscal year. $65,643,669

        The aggregate market value of the registrant's Class A capital units held by non-affiliates of the registrant was approximately $27,993,160, based on the average sales price of $1.01 per capital unit for the trading period ended on March 3, 2003.

        As of the date of this filing, there were 29,620,000 Class A capital units of the registrant outstanding.

        Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I

Item 1. Description of Business.

OVERVIEW

        Lake Area Corn Processors was originally organized as a South Dakota cooperative on May 25, 1999. On August 20, 2002, Lake Area Corn Processors' shareholders approved our reorganization from a cooperative into a South Dakota limited liability company (or LLC). The reorganization became effective on August 31, 2002. As a result of the reorganization, each shareholder received one of our capital units in exchange for each equity share the shareholder owned in the cooperative. As of the date of this filing, we had 943 members.

        Lake Area Corn Processors, LLC owns an 88% interest in Dakota Ethanol, LLC, a company that owns and operates a 40 million gallon ethanol plant in Wentworth, South Dakota which produces ethanol and distiller's dried grains with solubles, or DDGS. Five individual members of the Broin family own the other 12% interest in Dakota Ethanol. Entities affiliated with these Broin family members designed and built the plant, manage the plant, and market the ethanol and DDGS produced at the plant.

        The plant began production on September 4, 2001. Prior to that time, Dakota Ethanol was in the development stage. Prior to the reorganization, the new LLC had no operations. Accordingly, this report discusses the consolidated financial performance, results of operations and capital resources of Dakota Ethanol, the new LLC and the cooperative as if the cooperative had been a limited liability company since inception.

THE ETHANOL INDUSTRY

        Ethanol is a chemical produced by the fermentation of sugars found in grains and other biomass. Although ethanol can be produced from a number of different types of grains, approximately 90% of ethanol in the United States today is produced from corn.

        Ethanol contains 35% oxygen by weight. When combined with gasoline, ethanol acts as an oxygenate, which is to say it increases the percentage of oxygen in gasoline. As a result, the gasoline burns more cleanly, and releases less carbon monoxide and other exhaust emissions into the atmosphere. Oxygenated gasoline is commonly referred to as reformulated gasoline or "RFG." Although not all scientists agree about the existence or extent of environmental benefits associated with the use of ethanol, the use of ethanol is commonly viewed as a way to improve the quality of automobile emissions.

        Because of federal and state policies promoting cleaner air and state and federal tax and production incentives, the ethanol industry has grown substantially in recent years. Currently, U.S. ethanol plants have the capacity to produce approximately 2.7 billion gallons of ethanol annually, compared to only 175 million gallons in 1980. There are more than 69 ethanol production facilities located in the United States, with the great majority of them located in the Midwest in the corn-producing states of Illinois, Wisconsin, Minnesota, Iowa, North Dakota, South Dakota, Nebraska and Kansas. In addition to Dakota Ethanol, South Dakota currently has seven plants producing approximately 165 million gallons of ethanol annually and two additional plants under construction that will have the capacity to produce an additional 145 million gallons per year.

ETHANOL MARKETING

        The target market area for the ethanol produced at Dakota Ethanol includes local, regional and national markets. The local and regional markets include the state of South Dakota, as well as markets in Minnesota and northwest Iowa. Shipping is done by truck and rail to markets in South Dakota,

Minnesota and Iowa. The plant site is served by multiple South Dakota state highways. Interstate Highways 29 and 90 provide excellent transportation links in all directions.

        The plant has rail facilities and connections to the Burlington Northern Santa Fe railroad system, which facilitate transporting the ethanol to national target markets. The national target rail markets for the facility include Chicago, the Pacific Northwest, the Southern and Southwest markets, as well as potential new markets on the East Coast and California due to anticipated MTBE phase outs.

        Dakota Ethanol has an Ethanol Marketing and Services Agreement with Ethanol Products, LLC, a Broin affiliate, to market all the ethanol produced at the plant. Dakota Ethanol's Ethanol Marketing Contract with Ethanol Products is in effect for automatically renewing five year terms that began with the start of ethanol production at the plant. Under the contract, Ethanol Products charges Dakota Ethanol marketing and administrative fees based on the number of gallons of ethanol sold. Ethanol Products is responsible for invoicing all shipments, receiving payments from customers and paying freight when necessary. All account receivable losses arising from the marketing of ethanol are Dakota Ethanol's sole responsibility. Although Dakota Ethanol relies entirely on Ethanol Products to market the ethanol it produces, Ethanol Products is not dependent on one or a limited number of major customers.

THE DDGS INDUSTRY

        Distiller's dried grains with solubles, or DDGS, is a co-product of the ethanol production process. DDGS is a high protein, high energy feed supplement marketed primarily to the dairy, beef, sheep, swine and poultry industries. DDGS is a popular animal feed supplement, with approximately 3.5 million tons produced in North America annually. Most DDGS is sold for use in animal feeds within the United States and Canada, and approximately one million tons is exported, primarily to Europe. The vast majority of the DDGS is fed to ruminant animals in the dairy and beef sector. However, new technologies, which have allowed for the production of a more consistent, quality product, have helped create a market for DDGS in the swine and poultry industries as well.

        When operated at its annual capacity of 40 million gallons, the Dakota Ethanol plant has the ability to dry all distiller's grains produced at the plant. The plant yields approximately 17 pounds of DDGS per bushel of corn.

DDGS MARKETING

        Dakota Ethanol has a DDGS marketing contract with Dakota Commodities, a division of Broin Enterprises, Inc., to market all of the DDGS produced at the plant. The DDGS marketing contract is in effect for five years from the start of production of DDGS at the plant in September 2001. It automatically renews for additional five year periods, unless discontinued by either party upon at least three months prior written notice of nonrenewal. Dakota Ethanol pays Dakota Commodities a marketing fee based on the gross monthly sales of DDGS. Dakota Commodities is responsible for invoicing all loads, receiving payments from customers and paying freight when necessary. All account receivable losses arising from the sales of DDGS are Dakota Ethanol's sole responsibility.

        Dakota Commodities markets the DDGS to local, regional and national markets. Dakota Ethanol ships approximately 70% of the DDGS to national markets, primarily in the southwestern United States, and the rest to local and regional markets. Shipments to the national markets are primarily by rail. Dakota Ethanol ships DDGS to local or regional markets primarily by truck. Although Dakota Ethanol relies entirely on Dakota Commodities to market the DDGS it produces, Dakota Commodities is not dependent on one or a limited number of major customers.

COMPETITION

        Dakota Ethanol is in direct competition with numerous other ethanol and DDGS producers, many of whom have significantly greater resources than it does. The ethanol industry has grown to over 70 production facilities in the United States. Industry authorities estimate that these facilities are capable of producing approximately 2.7 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Cargill, Midwest Grain, Williams Energy Service, New Energy Corporation and High Plains Corporation, all of which are capable of producing more ethanol than Dakota Ethanol produces. In addition, there are numerous recently formed regional farmer-owned entities of a similar size and with similar resources to Dakota Ethanol. Most ethanol producers also produce DDGS, or competing animal feed products such as distiller's wet grains.

        In addition, at least ten new plants with a combined production capacity of over 465 million gallons are under construction and plans to expand existing plants have also been announced which would increase the ethanol production capacity of Dakota Ethanol's competitors. We are unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction, or the effect of resulting production upon the demand or price for Dakota Ethanol's products.

        We also expect that additional ethanol and DDGS producers will enter the market if the demand for ethanol continues to increase. Dakota Ethanol competes with other ethanol and DDGS producers on the basis of price and, to a lesser extent, delivery service. We believe that Dakota Ethanol can continue to compete favorably with other ethanol and DDGS producers, primarily due to its proximity to ample corn supplies at favorable prices.

        As the demand for ethanol increases, Dakota Ethanol may also have to compete with international ethanol producers from countries such as Brazil, who may have lower production costs and comparable transportation costs to United States coastal markets.

CORN PROCUREMENT

        The major raw material required for Dakota Ethanol to produce ethanol and DDGS is corn. To operate at full capacity, the plant requires approximately 14 million bushels of corn annually. Unless a corn delivery exemption has been granted, our members are required to deliver corn to the plant on a trimester basis and receive payment for their corn based on an average of market prices at predetermined elevators plus a freight allowance. The members currently supply approximately 40% of Dakota Ethanol's corn supply, and the balance is purchased from other local corn producers on the open market based upon a schedule of prices for current and future delivery prepared by management. Dakota Ethanol has engaged Broin Management, LLC for the hedge and price risk management related to the corn that the plant is required to purchase on the open market.

        Since September 1, 2002, our members may apply on an annual basis to be released from the corn delivery requirement if the member historically has not produced enough grain to meet the requirement, if the member does not produce enough grain to meet the requirement because the member's grain is fed to livestock, or if the member produces and stores the majority of the member's grain more than 50 miles from the Dakota Ethanol plant site. The Grain Committee appointed by the Dakota Ethanol Board of Managers has sole discretion to determine whether to grant our members exemptions from the corn delivery requirement. Management anticipates that approximately 15% to 20% of our members will be granted annual exemptions from the corn delivery requirement.

        The plant's location in Lake County, South Dakota provides accessibility to corn at necessary levels. In 2001, approximately ten million bushels of corn for grain were produced in Lake County and 73,523,000 bushels of corn for grain were produced in nearby Brookings, Kingsbury, Moody, Miner, Hanson, McCook and Minnehaha counties.

GOVERNMENT REGULATION

        Various federal and state laws, regulations and programs have led to the increasing use of ethanol in fuel, including various subsidies, tax credits and other forms of financial incentives. Some of these laws provide economic incentives to produce ethanol and other mandate the use of ethanol. The revocation, amendment or non-renewal of any one or more of these laws, regulations or programs could adversely affect the future use of ethanol and our business and operations in a material way. Any material reduction of the use of ethanol or the availability of incentive funds would have an adverse effect on our profitability and viability.

ENVIRONMENTAL MATTERS

        Dakota Ethanol's operations are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks. We believe Dakota Ethanol is in compliance with environmental laws and regulations. However, environmental compliance will require Dakota Ethanol to incur expenditures for such things as new or upgraded equipment or processes, some of which could be material to its business. If Dakota Ethanol were found to have violated federal, state or local environmental regulations, it could incur liability for cleanup costs, damage claims from third parties and civil or criminal penalties that could materially adversely affect its business.

        During the course of conducting internal tests to monitor the emissions levels at the Dakota Ethanol plant from February through May of 2002, Dakota Ethanol became aware that its emissions may have exceeded certain Clean Air Act emissions standards. Dakota Ethanol immediately began taking steps to correct any potential excessive emissions, including increasing the water flow to portions of the plant's scrubber system. Management believes that this step of increasing the water flow corrected any potential excessive emissions. Dakota Ethanol has also installed a thermal oxidizer, which is a pollution control device designed to reduce emissions. Dakota Ethanol expects that the operation of the thermal oxidizer will maintain the emissions within the applicable legal limits. However, if the thermal oxidizer does not function as Dakota Ethanol anticipates, it could face increased operating costs to achieve compliance and its business could be materially harmed. Dakota Ethanol may also be subject to regulatory action, which could include fines, penalties, or injunctive relief as a result of any potential excessive emissions.

        To date, neither the South Dakota Department of Environment and Natural Resources nor the Environmental Protection Agency have taken any regulatory action against Dakota Ethanol for any potential excessive emissions pursuant to the standards of the Clean Air Act. However, a number of ethanol plants in Minnesota recently entered into consent decree settlements with the State of Minnesota and the EPA arising from alleged emissions violations. Civil penalties were assessed against each ethanol plant, additional emissions devices were required, new testing protocols established, and air quality permits were modified by the settlement agreements. As part of that settlement, the EPA informed Minnesota ethanol producers that it would attempt to "level the playing field," inferring action in other states. Whether that will influence the EPA to take any action, impose any fines or penalties, modify Dakota Ethanol's air quality permits or require new testing protocols is unknown. Management is currently unable to predict the form or magnitude of any regulatory action that may be brought by any of these regulatory agencies.

        In addition, on January 6, 2003, the EPA issued industry-wide requests to provide information pursuant to the Clean Air Act. The requests require the subject ethanol plants, including Dakota Ethanol, to provide the EPA with certain emissions data. The purpose of this request is to determine whether the plants are in compliance with the Clean Air Act. If the EPA determines that Dakota Ethanol is not in compliance with the Clean Air Act, the EPA could require pollution control mechanisms and internal control processes that are not currently used or planned for Dakota Ethanol's plant or could withhold, modify or delay the issuance of necessary permits. Additional requirements, mechanisms or processes imposed by the EPA could increase the costs of the plant's operations.

MANAGEMENT AND EMPLOYEES

        Broin Management, LLC, a Broin affiliate, manages the day-to-day operations of the ethanol plant. Dakota Ethanol pays Broin Management a fixed annual fee and an incentive bonus based on annual net income. Dakota Ethanol also pays certain expenses incurred with respect to operation of the plant while other expenses, including, but not limited to, the provision of a full-time plant manager, are included as part of Broin Management's fees. Dakota Ethanol may only terminate Broin Management "for cause," which is defined in the agreement as illegal or unethical conduct.

        Broin Management has hired Mr. Dean Frederickson as Dakota Ethanol's plant general manager. Mr. Frederickson oversees and is responsible for operations and production at Dakota Ethanol on a day-to-day basis. The general manager is a full-time, on-site position, but Mr. Frederickson is an employee of Broin Management, LLC. For Mr. Frederickson's biographical information, see "Item 9—Management and Key Employees."

        As of March 11, 2003, Dakota Ethanol employed 37 employees, all but one of whom were full-time. Dakota Ethanol's employees include a commodities manager, an operations manager, a maintenance manager, a microbiologist, a chief mechanical operator, a controller, plant operators, plant maintenance personnel, a membership coordinator, a receptionist and a secretary. This does not include contract employees or Mr. Frederickson who is a Broin Management employee.

Item 2. Description of Property.

        The Dakota Ethanol plant is located on 77 acres of land it owns near the town of Wentworth in Lake County, South Dakota. This site is served by multiple state highways and is near Interstate Highways 29 and 90 and has rail facilities and connections to the Burlington Northern Santa Fe railroad system to facilitate transporting the ethanol and DDGS produced at the plant to national target markets. All of Dakota Ethanol's tangible and intangible property, real and personal, serves as the collateral for the debt financing with First National Bank of Omaha, which is described below under "Item 6—Liquidity and Capital Resources."

Item 3. Legal Proceedings.

        From time to time, Lake Area Corn Processors and Dakota Ethanol may be subject to litigation incidental to Dakota Ethanol's and its business. Neither Lake Area Corn Processors nor Dakota Ethanol is currently a party to any pending legal proceedings other than routine litigation incidental to Dakota Ethanol's and our business. However, as described above under "Item 1—Description of Business—Environmental Matters," Dakota Ethanol has not been informed whether the EPA or South Dakota Department of Environment and Natural Resources will take any regulatory action against it for any potential excessive emissions pursuant to the standards of the Clean Air Act.

Item 4. Submission of Matters to a Vote of Security Holders.

        Lake Area Corn Processors did not submit any matter to a vote of its security holders through the solicitation of proxies or otherwise during the fourth quarter, ending December 31, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        There is no public trading market as such for our capital units. Capital units may only be transferred in accordance with our Capital Units Transfer System. Our Capital Units Transfer System is designed to preserve the single-level tax status we enjoyed while we were a cooperative. Internal Revenue regulations impose significant trading restrictions on our capital units if we want to maintain this status.

        The Capital Units Transfer System provides for transfers by gift to family members, upon death and through a qualified matching service, subject to board approval. The qualified matching service is being operated by Variable Investment Advisors, Inc., which may be accessed at www.Agstocktrade.com. As of March 1, 2003, we had 943 members.

        The following table contains historical information by trimester for the past two years for sales of our equity shares prior to the reorganization and our capital units since the reorganization in August 2002. All of the information has been adjusted to reflect the 4:1 capital unit split that occurred on November 1, 2002.

Trimester	Low Bid	High Bid	Average Bid	# of Shares/Capital Units Traded
Jan - Apr 2001	$0.77	$0.94	$0.79	120,000
May - Aug 2001	$0.96	$1.02	$1.00	60,000
Sept - Dec 2001	$1.06	$1.25	$1.19	130,000
Jan - Apr 2002	$1.25	$1.45	$1.31	130,800
May - Aug 2002	$1.19	$1.33	$1.28	108,000
Sept - Dec 2002	$0.95	$1.00	$0.98	132,000

        Under the terms of our Operating Agreement, we are required to make annual (or more frequent) distributions to our members and may not retain more than $200,000 of net cash from operations, unless (i) a 75% supermajority of our Board decides otherwise, (ii) it would violate or cause a default under the terms of any debt financing or other credit facilities, or (iii) it is otherwise prohibited by law.

        In 2002, Dakota Ethanol made cash distributions to us of approximately $8.9 million and approximately $1.2 million to the Broin family members that are the minority members of Dakota Ethanol. We in turn distributed to our members approximately $8.2 million, or $0.275 per capital unit. In February 2003, Dakota Ethanol made a cash distribution to us of approximately $1.5 million and approximately $250,000 to the Broin family members that are the minority members of Dakota Ethanol. As of February 27, 2003, we in turn distributed to our members $1,481,000, or $0.05 per capital unit.

Item 6. Management's Discussion and Analysis or Plan of Operation.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

        You should read the following discussion along with the audited financial statements and notes to the audited financial statements included elsewhere in this report. This report contains forward-looking statements, including, but not limited to, those under "Management's Discussion and Analysis—Results of Operations," and "Liquidity and Capital Resources," involving future events, future business and other conditions, our future performance, and our expected operations. These statements are based on management's beliefs and expectations and on information currently available to management. Forward-looking statements may include statements which use words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "predict," "hope," "will," "should," "could," "may," "future," "potential," or the negatives of these words, and all similar expressions.

        Forward-looking statements involve numerous assumptions, risks and uncertainties. Dakota Ethanol's and our actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. While we believe that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to our industry and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made. In particular,

  •
  Although management anticipates that Dakota Ethanol sales will continue to grow, its operating income may be adversely impacted by a decrease in available government subsidies and incentive payments.

  •
  Although management expects demand for ethanol to increase, demand is largely driven by federal and state environmental regulations, which are often subject to change.

  •
  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect Dakota Ethanol's operating results.

  •
  The ethanol industry and Dakota Ethanol's business is sensitive to corn prices. When corn prices increase as they have been recently, Dakota Ethanol operating results may suffer.

  •
  The ethanol industry and Dakota Ethanol may be subject to additional regulation, such as environmental restrictions, or regulatory action, which could include fines, penalties, or injunctive relief as a result of any potential excessive emissions, which could increase costs.

  •
  Dakota Ethanol is dependent upon Broin Management, LLC to manage the day-to-day activities of the plant and upon Broin-related entities to market the ethanol and DDGS produced at the plant. If any of these entities cease providing services to Dakota Ethanol, the plant's operations may be adversely affected.

We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results or performance, or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview

        On August 20, 2002, our members approved our reorganization from a cooperative into a limited liability company. The reorganization became effective on August 31, 2002. Upon completion of the reorganization to a limited liability company, we became the owner of the predecessor cooperative's 88% interest in Dakota Ethanol, LLC, a company that owns and operates a 40 million gallon ethanol plant in Wentworth, South Dakota which produces ethanol and DDGS. The plant began production on September 4, 2001. Prior to that time, Dakota Ethanol was in the development stage. Prior to the reorganization, the new LLC had no operations. Accordingly, this section discusses the consolidated financial performance, results of operations and capital resources of the Dakota Ethanol, the new LLC and the cooperative as if the cooperative had been a LLC since inception.

Results of Operations

        Dakota Ethanol started ethanol production operations on September 4, 2001 and began operating at full capacity in October 2001. Accordingly, the income, production and sales data for the year ended December 31, 2001 do not reflect a full year of operations.

        Our net income for the year ended December 31, 2002 was $7.7 million, consisting of $10.6 million operating income, $150,000 other income, and $50,000 income tax benefit offset by $2 million of interest expense and $1.1 million of income allocated to the minority interest in Dakota Ethanol. Our net income for the year ended December 31, 2001 was $5.9 million, consisting on $7.4 million of operating income for the four months the plant was operating and $100,000 of other income offset by $750,000 of interest expense and $850,000 of income allocated to the minority interest in Dakota Ethanol. Our net income for the year ended December 31, 2001 reflects only four months of operations at Dakota Ethanol. Our net income for the year ended December 31, 2002 was lower than the proportional amount in 2001 primarily as a result of Dakota Ethanol receiving less incentive revenue and incurring increased costs for corn, as well as an increase in general and administrative expense and interest expense.

        Net sales for the year ended December 31, 2002 were approximately $59.3 million, consisting of $49.9 million in sales of ethanol (84%) and $9.4 million in sales of DDGS (16%).

        In addition to sales revenue, Dakota Ethanol recorded incentive revenue of approximately $6.3 million during the year ended December 31, 2002 and $3.8 million for the four months of production in the year ended December 31, 2001. Incentive revenue consists of income received from federal and state governments in connection with Dakota Ethanol's ethanol production. For the years ended December 31, 2002 and 2001, Dakota Ethanol recorded approximately $5.2 million and $3.3 million, respectively, of incentive income from the United States Department of Agriculture's Commodity Credit Corporation under its Bioenergy Program. Of the $5.2 million earned in the year ended December 31, 2002, $4.8 million is attributed to the 2001-2002 program year, which ended September 30, 2002, and $465,000 is for the 2002-2003 program year; all of the income recorded in the year ended December 31, 2002 was attributed to the 2001-2002 program year. Dakota Ethanol's maximum allocation per program year under the Bioenergy Program is $7.5 million, and Dakota Ethanol received its maximum allocation in the 2001-2002 program year. Dakota Ethanol recorded incentive income of approximately $1.1 million from the State of South Dakota for the year-ended December 31, 2002, and approximately $539,000 for the year ended December 31, 2001. Of this $1.1 million, $465,000 is attributed to the 2001-2002 program year, which ended June 30, 2002, and $600,000 is for the 2002-2003 program year. Dakota Ethanol's maximum allocation per program year under the South Dakota program is $1.0 million, and Dakota Ethanol received its maximum allocation in the 2001-2002 program year.

        Management anticipates that Dakota Ethanol will receive less incentive income under the Bioenergy Program in the next program year because the incentive payments are partially based on the increase in gallons of ethanol produced compared to the prior year's production, as opposed to the total number of gallons produced in the current year. Therefore, Dakota Ethanol will receive lower payments under this program in the future because the increase in its production as compared to the prior year's will be smaller than for its first year of production. In addition, the incentive programs may not have sufficient funds to cover the allocations to eligible producers in future years. Management is currently unable to predict whether there may be a funding shortfall and what the effect on Dakota Ethanol's allocation will be. Furthermore, although the federal government has extended the Bioenergy Program an additional five years, it is currently scheduled to expire September 30, 2007.

        For the year ended December 31, 2002, Dakota Ethanol and Lake Area Corn Processors had $100,000 of interest income. Interest income for the year ended December 31, 2002 consists of income earned on cash on hand and short-term investments generated from operations. For the year ended December 31, 2001, Dakota Ethanol and Lake Area Corn Processors had $50,000 of interest income. Interest income for the year ended December 31, 2001 consisted of income earned on cash on hand and short-term investments pending use of the funds for construction and start-up costs.

        In 2000, Dakota Ethanol invested $250,000 in Ethanol Products, LLC in exchange for 200,000 capital units. Of this amount, $50,000 was related to contract rights which are amortized over the initial five-year term of the ethanol marketing agreement. An additional $76,000 of income for the year ended December 31, 2002 was recorded consisting of $86,000 in earnings of Ethanol Products being allocated to Dakota Ethanol as an approximately 5% owner of Ethanol Products, offset by $10,000 of amortization of contract rights. For the year ended December 31, 2001, Dakota Ethanol recorded additional income of $60,000 as a result of allocation of earnings from Ethanol Products of $70,000 net of amortization of contract rights of $10,000.

        Dakota Ethanol's cost of revenues for the year ended December 31, 2002 was approximately $50.5 million. Dakota Ethanol's cost of revenues, which includes production expense, increased to approximately 85% of sales for the year ended December 31, 2002, as compared to approximately 70% for the four months of operations during the year ended December 31, 2001. The increase in cost of revenues as a percentage of sales resulted primarily from lower sales prices for ethanol along with lower sales prices for DDGS and higher prices paid for corn in 2002. For the year ended December 31, 2002, the average sales price per gallon of ethanol was $1.06 compared to the average of $1.22 for the year ended December 31, 2001. For the year ended December 31, 2002, the average sales price per ton of DDGS was $74.57 compared to the average of $79.46 for the year ended December 31, 2001. For the year ended December 31, 2002, the average price paid per bushel of corn was $2.00 compared to the average of $1.69 for the year ended December 31, 2001. The difference in the costs of corn was largely the result of seasonal price fluctuations and anticipated corn production shortfalls due to weather conditions.

        Dakota Ethanol incurred general and administrative expense of approximately $4.5 million and recorded interest expense of $2.0 million on its long-term debt for the year ended December 31, 2002. For the four months of operations in the year ended December 31, 2001, Dakota Ethanol incurred $1.2 million of general and administrative expense and recorded interest expense of $750,000 on its long-term debt. Dakota Ethanol also incurred $800,000 of start-up costs for the year ended December 31, 2001.

        Dakota Ethanol expects to continue operating its plant at, or above, its full nameplate capacity of 40 gallons for the next twelve months. Dakota Ethanol expects to have sufficient cash from operations to cover its operating and administrative costs and intends to fund working capital, capital expenditures, and debt service obligations for the next twelve months primarily through cash flows generated from its operating activities.

Liquidity and Capital Resources

        Cash Flow From Operations.    The net cash flow from operating activities of Dakota Ethanol and Lake Area Corn Processors was approximately $13.2 million for the year ended December 31, 2002. For the year ended December 31, 2002, the cash flow from operations consisted of net income of $7.7 million, net non-cash expenses of $3.2 million, and $2.3 million net change in assets and liabilities balances. The change in assets and liabilities balances was primarily a result of a $2.7 million decrease in the accounts receivable balance and prepaid expenses offset by a $100,000 net decrease in accounts payable and accrued liabilities balances and a $300,000 increase in investments in grain contracts.

        Cash Flow From Investing Activities.    The net cash flow used for investing activities was $1.8 million for the year ended December 31, 2002. Dakota Ethanol spent $1.6 million for investing activities during the year ended December 31, 2002 to install a thermal oxidizer for the ethanol plant. A thermal oxidizer is a pollution control device designed to reduce emissions. Dakota Ethanol spent an additional $.3 million for the purchase of various pieces of plant equipment. These expenditures were offset by approximately $100,000 of distributions that Dakota Ethanol received on its investment in Ethanol Products, LLC for the year ended December 31, 2002.

        Cash Flow From Financing Activities.    Net cash used for financing activities was $17.4 million for the year ended December 31, 2002, consisting of $8.6 million for repayment of principal on long-term debt, $100,000 for financing costs, a $8.1 million cash distribution to our members, and a $1.2 million cash distribution to the Broin family members who are the minority members of Dakota Ethanol. These payments were offset by $575,000 of checks outstanding in excess of our bank balance.

        Lake Area Corn Processors raised $15,610,000 in its equity offering completed September 10, 1999. Through December 31, 2001, Lake Area Corn Processors had contributed all but $910,000 of this amount to Dakota Ethanol in exchange for its 88% ownership interest. Effective February 28, 2002, Lake Area Corn Processors made an additional $110,000 investment in Dakota Ethanol. Although this investment slightly increased its ownership interest, that additional investment created no material changes in Lake Area Corn Processors' ownership rights or control. Since its original offering, Lake Area Corn Processors has redeemed 400,000 equity shares at a total price of $940,000 due to a share repurchase from South Dakota Corn Processing Investment Fund, Inc. Broin Enterprises initially contributed $2 million to Dakota Ethanol in exchange for a 12% membership interest. Broin Enterprises transferred its 12% membership interest to five individual Broin affiliates effective September 1, 2001. Dakota Ethanol used the capital contributed by Lake Area Corn Processors and Broin Enterprises to pay for a portion of the construction costs.

        In April 2001, Dakota Ethanol received $1,911,587 from the proceeds of tax increment financing bonds issues by Lake County, South Dakota, where the ethanol plant is located. The funds were used to pay for construction costs and related expenses. These funds will be repaid by Lake County from the increase in property taxes paid by Dakota Ethanol to Lake County related to improvements on the real estate on which the ethanol plant is located.

        First National Bank of Omaha is Dakota Ethanol's primary lender. Dakota Ethanol entered into a Construction Loan Agreement and Construction Note with First National Bank of Omaha as of September 25, 2000, for up to $26.6 million in debt financing to fund the balance of the construction costs for the ethanol plant. Until construction of the ethanol plant was completed, Dakota Ethanol paid interest at First National's national base rate plus 3% and made quarterly interest only payments to First National Bank of Omaha. After construction was completed, the outstanding principal and interest was amortized over a ten-year period at 9% interest annually. On July 29, 2002, Dakota Ethanol restructured its Construction Note with First National Bank into an approximately $9.6 million variable rate note and an approximately $14.5 million fixed rate note, and on November 1, 2002, Dakota Ethanol restructured the approximately $9.4 million outstanding balance on its variable rate note into two notes with balances of approximately $4.4 million and $5 million, in order to facilitate use of First National Bank's cash management services. Principal payments of $3.1 million were made on the fixed rate note and $500,000 on the variable rate note during the year ended December 31, 2002. In addition, $5.0 million was repaid on the revolving line of credit during the year ended December 31, 2002.

        Dakota Ethanol incurred approximately $2.0 million in interest expense for the year ended December 31, 2002, and approximately $750,000 in interest expense for the year ended December 31,

2001, with the increase being attributed to higher borrowings, a higher interest rate, and less capitalized interest in 2002. In addition, for the year ended December 31, 2001, Dakota Ethanol capitalized $694,650 of interest on its construction loan until construction of the plant was completed in September 2001.

        The fixed rate note bears 9% interest annually, requires equal quarterly payments of $581,689.91, and is due on September 1, 2011. The variable rate notes bear interest at .50% over the national base rate set by First National Bank of Omaha, which may be reduced if Dakota Ethanol's ratio of indebtedness to net worth improves, with a minimum interest rate of 5% annually. As of December 31, 2002, Dakota Ethanol's variable rate was 5.0%. Until July 29, 2005, Dakota Ethanol has the option to fix the variable rate notes at 2.5% over the rate published by the Federal Home Loan Bank of Topeka, Kansas at the time the note is fixed. The $5 million variable rate note is set up as a revolving line of credit that allows Dakota Ethanol to reborrow up to $5 million of any repaid principal on a revolving basis, subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed. There is also a prepayment penalty on both variable rate notes if Dakota Ethanol prepays in full before July 29, 2005.

        The notes from First National are secured by Dakota Ethanol's real property, personal property (including general intangibles), an assignment of its interest in the Design/Build Contract with Broin and an assignment of all rents and leases in favor of First National. The Construction Loan Agreement contains debt service coverage ratio, working capital, net worth and other standard negative and affirmative covenants. On November 1, 2002, First National agreed to amend the Construction Loan Agreement to revise the method for calculating working capital and to include the unused amount of the revolving note in evaluating Dakota Ethanol's compliance with the financial covenants. In addition to the regular payments on the notes, the Construction Loan Agreement provides that 10% of Dakota Ethanol's excess cash flow, as defined in the Construction Loan Agreement, must be paid annually on the unpaid principal amount. If an event of default occurs, First National may terminate the Construction Loan Agreement and declare the entire amount immediately due and owing. Events of default under the Agreement generally include failure to make payments when due or violation of one or more of the Agreement's covenants.

        Dakota Ethanol also has a note payable to Sioux Valley Southwestern Energy for $85,000 related to the extension of utility lines to the plant. The loan is payable over ten years, beginning on October 1, 2001, with an effective interest rate of approximately 9%. Principal payments of $5,066 and $1,566 were made in the years ended December 31, 2002 and December 31, 2001, respectively.

        In addition to Dakota Ethanol's long-term debt obligations, Dakota Ethanol has certain other contractual cash obligations. The following table provides information regarding our consolidated contractual obligations as of December 31, 2002:

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$18,102,571	$2,989,961	$6,984,902	$3,337,640	$4,790,068
Operating Leases	2,401,710	527,940	1,583,820	289,950	—
Electricity Purchase Commitments	2,684,400	290,400	884,400	612,000	897,600
Related Party Agreements	1,637,433	534,700	1,102,733	—	—

Total Contractual Cash Obligations	$24,826,114	$4,343,001	$10,555,855	$4,239,590	$5,687,668

Obligations that are based on sales or use that cannot be determined as of the date of this filing are not included in the table above.

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

        Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments, and complexity.

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

Inventory Valuation

        Dakota Ethanol accounts for its corn inventory at estimated net realizable market value. Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing and has predictable and insignificant costs of disposal. Dakota Ethanol derives its estimates from local market prices determined by grain terminals in its area. Changes in the market values of corn inventory is recognized as a component of cost of revenues. Ethanol and DDGS inventories are stated at net realizable value. Work-in-process, supplies, parts and chemical inventory are stated at the lower of cost or market on the first-in, first-out method.

Long-Lived Assets

        Depreciation and amortization of our property, plant and equipment is provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets. Economic circumstances or other factors may cause management's estimates of expected useful lives to differ from actual.

        Long-lived assets, including property, plant and equipment and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate future cash flows and may differ from actual.

Accounting for Derivative Instruments and Hedging Activities

        Dakota Ethanol minimizes the effects of changes in the price of agricultural commodities by engaging Broin Management, LLC to use exchange-traded futures and options contracts to minimize its net positions in these inventories and contracts. Dakota Ethanol accounts for these exchange-traded futures and option contracts and forward purchase and sales contracts at local market prices determined by grain terminals in its area. Changes in the market value of all these contracts are recognized in earnings as a component of cost of revenues.

Item 7. Financial Statements.

        Lake Area Corn Processors' audited consolidated financial statements, described as follows, are appended to the signature page of this report beginning at page F-1.

  •
  Independent Auditor's Report, dated January 24, 2003

  •
  Consolidated Balance Sheets as of December 31, 2002 and 2001

  •
  Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000

  •
  Consolidated Statements of Changes in Members' Equity for the years ended December 31, 2002, 2001, and 2000

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

  •
  Notes to Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

LAKE AREA CORN PROCESSORS, LLC'S BOARD OF MANAGERS

        The following ten individuals currently serving on our Board of Managers. A supermajority of our Board has approved amending our Operating Agreement to reduce the size of our Board from twelve to seven members. As a result of this amendment to our Operating Agreement, all of the individuals currently serving on our Board of Managers will be subject to election at the next annual meeting of our members. We have scheduled our annual meeting for April 8, 2003 at which our members will elect seven individuals to serve on our Board of Managers.

        The table below describes important information about the current members of our Board of Managers.

Name, Address and Principal Occupation	Age	Term Expiring	Background
Ronald C. Alverson 24212 459th Avenue Chester, SD 57016 Farmer	51	2003	Ron graduated from Chester High School in 1970, and from South Dakota State University in 1974 with a bachelor of science in agronomy. Ron has been involved in farming since 1974. Ron was a charter member and past president of the South Dakota Corn Grower's Association, and past Board member of the National Corn Grower's Association.
Todd M. Brown 47139 246th Street Dell Rapids, SD 57022 Farmer	37	2003
			Todd has been farming on the family farm since 1983. His farm is located near Dell Rapids. Todd has been involved in the South Dakota Cattleman's Association and the National Corn Grower's Association.
Dale A. Bunkers 24007 461st Avenue Chester, SD 57016 Farmer	56	2003
			Dale has been farming in the Chester and Colman, South Dakota area since 1967. Dale graduated from St. Mary's High School in Dell Rapids, South Dakota. Dale served in the United States Navy, and completed a tour of duty in Viet Nam. Dale has served as a Board member of the Chester Fire District and a member of the Chester Fire Department. Dale has been active in St. Joseph's Catholic Church, and was a co-executive director with his wife, Rita, of Marriage Encounter in South Dakota.

Roger L. Orton 22637 465th Avenue Rutland, SD 57057 Farmer	50	2003
			Roger graduated from Rutland High School, and from the University of South Dakota in 1974 with a bachelor of science in accounting. From 1974 to 1981, Roger worked for the University of Nebraska Medical Center in Omaha, Nebraska, eventually serving as manager of plant accounting. Since 1981, Roger has been farming a corn and soybean rotation in the Rutland area, including the family's Century farm. Roger is the financial secretary of First Presbyterian Church of Wentworth. Roger is currently serving on the Farmer's and Merchant's Co-op Oil Company, Wentworth Development Corporation and Wentworth Fire Department. Roger is a member of the South Dakota Corn Grower's Association, the National Corn Grower's Association, and the South Dakota Soybean Association.
Doyle C. Paul 23139 455th Avenue Madison, SD 57042 Farmer	49	2003
			Doyle is a life long resident of Madison. Doyle has been farming for the last twenty-eight years. He is a member of the United Methodist Church of Madison where he has served on the Administrative Board. Doyle has also served two terms on the Leroy Township Board and two terms on the Arlington Farmer's Propane Board.
Dale I. Schut 46209 242nd Street Chester, SD 57016 Farmer	46	2003
			Dale graduated from Chester High School in 1974, and then worked at Gehl until 1997. Dale has been farming since 1979. Dale is a member of the South Dakota Soybean Processors, a member of the South Dakota Corn Grower's Association, the South Dakota Soybean Association, and St. Jacob's Lutheran Church of rural Colton, South Dakota. Dale is also a cooperative seed agent for Cropland Seed.
Dale L. Thompson 44762 241st Street Winfred, SD 57076 Farmer	55	2003
			Dale has farmed in Lake County, South Dakota, since 1969. He graduated in 1969 from South Dakota State University. Dale is a member of Trinity Lutheran Church, and is presently serving on the KingBrook Rural Water Board and a member of the South Dakota Corn Grower's Association.

Douglas L. Van Duyn 46316 250th Street Colton, SD 57018 Farmer	50	2003
			Doug graduated from Tri Valley High School in 1971, and has been farming near Colton since graduation. Doug's operation consists of a corn, soybean and alfalfa rotation, feedlot enterprise and cow herd. Doug has been the Chairman of the South Dakota Cattlemen's Association ("SDCA") Live Cattle Marketing Committee for five years. Doug is also a voting member representing the South Dakota Feeder Council to the SDCA's state Board of Directors and a member of the SDCA's Environmental Issues Working Group. He is also serving on the Natural Resources Conservation Service's State Technical Committee and as a director of the South Dakota Livestock Foundation. He also recently completed a two-year entitled South Dakota Agricultural and Rural Leadership. Doug has also served 18 years as a township supervisor of Teapi Township, as a director of the Minnehaha County Cattleman's Association, and as a director of the Colton Farmer's Elevator.
Gregory Van Zanten 46000 244th Street Colton, SD 57018 Farmer	50	2003
			Greg graduated from Chester High School and attended South Dakota State University before starting his farming career in 1973. Greg presently operates a 2,000 acre corn and soybean farm and operates a 6,000 head per year custom hog feeding enterprise. Greg was a four-time NCGA State Corn Yield Contest winner (1987-88-89-91), and was named a South Dakota master pork producer in 1998. Greg served on the South Dakota Corn Utilization Council from 1989-1991. He served on the Governor's task force with the South Dakota Pork Producers Council in establishing custom hog feeding guidelines for South Dakota. Greg was elected to the Chester area school board in 1994 and again in 1997, and attends Christian Reformed Church in Colton, where he has served on the church council and many committees.
Brian D. Woldt 46264 230th Street Wentworth, SD 57075 Farmer	38	2003
			Brian graduated from Rutland High School and attended National College of Business in Sioux Falls, before moving to Dallas, Texas for 12 years. Brian has held various technical and financial positions while employed at Electronic Data Systems and Perot Systems Corporation. Brian returned to Lake County in 1993 to pursue a farming career. Brian has been farming since 1994.

EXECUTIVE OFFICERS OF LAKE AREA CORN PROCESSORS, LLC

        Our executive officers are as set forth below. These individuals are also members of our Board and additional information about them can be found under "Lake Corn Processors, LLC's Board of Managers" above.

Name	Age	Position
Douglas Van Duyn	50	Chief Executive Officer
Doyle Paul	49	Vice President
Roger L. Orton	50	Chief Financial Officer
Dale A. Bunkers	56	Secretary

DAKOTA ETHANOL, LLC'S BOARD OF MANAGERS

        Dakota Ethanol, LLC's Board of Managers consists of seven individuals representing Dakota Ethanol, LLC's members: the five individual Broin family members and Lake Area Corn Processors. The Broin family members elect two members of the Board and our Board of Managers elects five members of the Board. Our Board of Managers selected Todd Brown, Ronald Alverson, Dale Thompson, Brian Woldt, and Douglas Van Duyn, whose biographical information is provided above, to represent us on Dakota Ethanol, LLC's Board of Managers.

        The Broin family members appointed Jeffrey S. Broin, 35, and Larry Ward, 45, as their representatives on the Board of Managers of Dakota Ethanol, LLC. Jeff and Larry have been integrally involved in the Dakota Ethanol plant project from the early planning stages and have been instrumental in the construction and management of ethanol plants in the Midwest and in ethanol product marketing since 1987. Jeff and Larry may be contacted at Broin's offices at 2209 East 57th Street North, Sioux Falls, SD 57108.

        Jeff Broin is currently the Chief Executive Officer of Broin and Associates, Inc., the Chief Managing Officer of Broin Management, LLC and has been the Chief Executive Officer of Broin Enterprises, Inc. since 1987. Jeff also managed Broin Enterprises' ethanol plant in Scotland, South Dakota for approximately 10 years. Jeff has a Bachelor of Science in Agricultural Business from the University of Wisconsin. Jeff also has served on the Board of the American Coalition for Ethanol since 1990, as a member of the South Dakota Ethanol Producers Association Board for over ten years and as the Treasurer of the South Dakota Ethanol Producers Association since 2002, and as a member of the Renewable Fuels Association since 1997. He is also an associate member of the South Dakota Corn Growers Association. Jeff serves on the Boards of six other ethanol plants operated and managed by Broin Management.

        Larry Ward is currently the Director of Marketing and Project Finance for the Broin Companies and has been involved in the ethanol industry in various management positions since 1997. In his current position, Larry performs a variety of roles related to ethanol project formation and financing, including ethanol marketing strategies. He is also currently a member or an advisor to the Boards of ten ethanol plants that are either currently operating or being developed. Larry received a degree in business from Mankato State University, Mankato, Minnesota in 1980 and a Masters of Business Administration from the University of South Dakota, Vermillion, South Dakota in 1990.

EXECUTIVE OFFICERS OF DAKOTA ETHANOL, LLC

        The executive officers of Dakota Ethanol are Douglas Van Duyn, Chairman; Jeff Broin, Vice-Chairman; Brian Woldt, Secretary; and Todd Brown, Treasurer. Detailed information about all executive officers of Dakota Ethanol except Jeff Broin can be found under "Lake Area Corn Processors, LLC's Board of Managers" above. Detailed information about Jeff Broin can be found under "Dakota Ethanol, LLC's Board of Managers" above.

        Although Dakota Ethanol's Board of Managers has the authority to manage and oversee the business and affairs of Dakota Ethanol, its manager, Broin Management, LLC, is responsible for the day-to-day management decisions and for running the ethanol plant pursuant to the Management Agreement discussed above under "Item 1. Description of Business—Management and Employees."

MANAGEMENT AND KEY EMPLOYEES

        Members of Dakota Ethanol's management and key employees are as set forth below.

Name	Age	Position
Dean Frederickson	46	General Manager
Robbi Buchholtz	32	Controller
Alan May	49	Membership Coordinator

        Dakota Ethanol's day-to-day affairs are managed by Dean Frederickson, Dakota Ethanol's plant general manager. Dean is employed by Broin Management, LLC, which manages the operation of the ethanol plant. Robbi Buchholtz is Dakota Ethanol's controller. Rob is responsible for Dakota Ethanol's financial records. Alan May is our membership coordinator. Alan is responsible for maintaining Dakota Ethanol's and Lake Area Corn Processors' memberships records, providing general assistance to Lake Area Corn Processors' members, and handling all sales and transfers of capital units.

        Dean Frederickson graduated in 1977 from WAVTI in Wilmar, Minnesota with an Electronics Engineering Technician (EET) Degree. From 1977 to 1987, Dean worked for Cargill, Inc. in Houston, Texas as an Electronics System Technician/Supervisor for Cargill's Houston Export Terminal in Houston, Texas and as a Maintenance Supervisor from 1987 to 1995. From 1995 to 1998, he served as General Manager at Cargill's Cincinnati River Road Terminal in Cincinnati, Ohio. From 1998 to 2001, he was General Manager of Cargill's Ohio Valley Farm Service Group in Cincinnati, Ohio. In 2001, Broin Management hired Dean to be the General Manager of Dakota Ethanol. Dean is also a board member and the Secretary of Dakota Gold Research Association and a board alternate to the South Dakota Ethanol Producers Association.

        Rob Buchholtz graduated in 1993 from The University of South Dakota with a bachelor's of science degree in accounting and is a licensed CPA in the state of South Dakota. From 1994 to 2001, he worked for Wohlenberg, Ritzman, & Co. LLP in Madison, South Dakota, performing auditing, consulting, and financial reporting services. Rob became the controller of Dakota Ethanol in 2001.

        Alan May graduated from Artesian High School in 1972 and attended National College of Business in Rapid City. He started work for Forestburg Farmers Elevator in Forestburg, SD in 1974 and became General Manager in 1984, serving until 1997. From 1997 to July 2001, he was General Manager at Colton Farmers Elevator. In July 2001, Alan became our membership coordinator.

RELATIONSHIPS BETWEEN BOARD MEMBERS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

        No family relationship exists between any of Lake Area Corn Processors' or Dakota Ethanol's Board members, officers or key employees; however, Jeff Broin serves on the Board of Managers of Dakota Ethanol and is a part owner of Broin Management, LLC and Broin Enterprises, Inc, and Larry Ward also serves on the Board of Managers of Dakota Ethanol and is an employee of Broin and Associates and Broin Management.

Item 10. Executive Compensation.

BOARD OF MANAGERS

        Members of our Board of Managers are reimbursed for actual expenses of attending board and committee meetings and provided a per diem fee for services performed on our behalf in the amount of $100 for each regular board meeting, mileage reimbursement, and a monthly communications allowance of $25. In addition, all committee members receive a per diem fee of $50 per meeting attended and mileage reimbursement. Our Board members also receive the same membership benefits other members receive in proportion to their membership interests.

        Members of Dakota Ethanol's Board of Managers receive a $100 per diem fee for attending each Board meeting.

EXECUTIVE OFFICERS

        Mr. Douglas Van Duyn became Lake Area Corn Processors, LLC's Chief Executive Officer on March 21, 2003, replacing Mr. Gregory Van Zanten who became the Chief Executive Officer of the new LLC and the President of the Cooperative on March 28, 2002. Mr. Van Zanten had replaced Mr. Ronald Alverson, who had served as the Chief Executive Officer of the new LLC and the President of the Cooperative since their inceptions. Mr. Van Duyn does not receive a salary or bonus for his services as Chief Executive Officer. Mr. Van Duyn has not received any options or other long-term incentive awards and does not receive any health-care, retirement or other benefits, except that he is reimbursed for his out-of-pocket costs and expenses incurred in connection with his position.

        The following table sets forth all the compensation paid by us during the years ended December 31, 2002, and 2001 to our principal executive officer.

			Annual Compensation			Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation ($)
Gregory Van Zanten Chief Executive Officer	2002	(1)	—	—	—	—	—	—		$1,660	*
Ronald C. Alverson Chief Executive Officer	2002 2001	(1)	— —	— —	— —	— —	— —	— —	$ $	750 6,660	* *

(1)
Mr. Van Zanten became the Chief Executive Officer of the new LLC and the President of the Cooperative on March 28, 2002, replacing Mr. Alverson, who had served as the Chief Executive Officer of the new LLC and the President of the Cooperative since their inceptions. Mr. Van Zanten was replaced by Mr. Douglas Van Duyn on March 21, 2003.

*
Consists of fees and expense reimbursement paid to Messrs. Van Zanten and Alverson for serving as members of the Lake Area Corn Processors' Board.

        None of our officers or employees or Dakota Ethanol's officers or employees received total compensation exceeding $100,000 during the year ended December 31, 2002. Dean Frederickson, Dakota Ethanol's plant general manager, is an employee of Broin Management, LLC, which Dakota Ethanol has engaged to operate the plant. See "Item 1. Description Business—Management and Employees." for a description of the Management Agreement governing our relationship with Broin Management.

        We have not issued, either directly or as part of a long-term incentive plan, any options or stock appreciation rights to any executive officer or Board member.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth the current beneficial ownership by management of Lake Area Corn Processors' capital units.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner (in shares)	Percent of Class
Class A	Ronald C. Alverson, Manager(2)	400,000	1.35%
Class A	Todd M. Brown, Manager	160,000	*
Class A	Dale A. Bunkers, Manager	160,000	*
Class A	Roger L. Orton, Chief Financial Officer, Manager(3)	200,000	*
Class A	Doyle C. Paul, Manager	120,000	*
Class A	Dale I. Schut, Manager	100,000	*
Class A	Dale L. Thompson, Manager	200,000	*
Class A	Douglas L. Van Duyn, Chief Executive Officer, Manager	104,000	*
Class A	Gregory Van Zanten, Manager	100,000	*
Class A	Brian D. Woldt, Manager	360,000	1.22%
Class A	Managers and named executive officers, as a group	1,904,000	6.43%

*
Percentage of capital units beneficially owned does not exceed 1% of the class.

(1)
The addresses for each of the individual Managers listed above is set forth under "Lake Area Corn Processors, LLC's Board of Managers."

(2)
Includes 20,000 capital units held of record by one of Mr. Alverson's immediate family members.

(3)
Held by the Orton Family Trust.

No person, including any "group," is known to be the beneficial owner of more than five percent of our capital units.

Item 12. Certain Relationships and Related Transactions.

        None of our individual Board members and executive officers nor the individual Board members and executive officers of Dakota Ethanol have entered into, or anticipate entering into, any contractual or other transactions between themselves, Dakota Ethanol or us, except for Corn Delivery Agreements in forms identical to those provided to other members. As described in "Item 10. Executive Compensation—Board of Managers," Lake Area Corn Processors' and Dakota Ethanol's managers receive per diem fees and reimbursement of expenses for their Board and committee services.

        Jeff Broin and Larry Ward are members of the Board of Managers of Dakota Ethanol and are also affiliates of each of the Broin entities that are an integral part of Dakota Ethanol's business. Dakota Ethanol contracted with Broin affiliates to assist in virtually all aspects of the ethanol plant, including site selection, permitting and zoning, construction, plant management and operation, and the marketing and sale of ethanol and DDGS. Broin and Associates, Inc. is a Sioux Falls, South Dakota based engineering and construction management firm specializing in the design, engineering, construction, and plant start-up of new ethanol production facilities in the Midwest. Broin and Associates, Inc. is owned by Robert, Jeff, Todd and Lowell Broin, and Jeff Broin is the Chief Executive Officer of Broin and Associates, Inc. Jeff Broin currently serves on Dakota Ethanol's Board of Managers and six other ethanol production facilities managed by Broin. Broin and Associates, Inc. designed and built the Dakota Ethanol plant. Broin and Associates completed construction on the plant in September 2001, and, as of December 31, 2001, Dakota Ethanol had paid all amounts due to Broin and Associates under the design/build agreement, except approximately $120,000, half of which was paid during the year ended December 31, 2002.

        Dakota Ethanol has a management agreement with Broin Management, LLC, a Broin affiliate, pursuant to which Broin Management manages the day-to-day operations of the ethanol plant. Dakota Ethanol has an Ethanol Marketing and Services Agreement with Ethanol Products, LLC, another Broin affiliate, to market the ethanol produced at the plant. Dakota Ethanol has also negotiated and entered into a DDGS marketing contract with Dakota Commodities, a division of Broin Enterprises, Inc., to market all of the DDGS from the plant. Dakota Ethanol paid these Broin entities an aggregate of $1,456,236 and $818,563 under these contracts for the years ended December 31, 2002 and 2001, respectively. For more information regarding Dakota Ethanol's various agreements with Broin-related entities please see "Item 1. Description of Business".

Item 13. Exhibits and Reports on Form 8-K.

        The following exhibits are filed as part of, or are incorporated by reference into, this report:

  (a)
  Exhibits. See Exhibit Index.

  (b)
  Reports on Form 8-K. None.

Item 14. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROLS

        There were no significant changes in our or Dakota Ethanol's internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC
Date: March 25, 2003	By:	/s/ DOUGLAS L. VAN DUYN Douglas L. Van Duyn, Chief Executive Officer, Manager (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2003	/s/ DOUGLAS L. VAN DUYN Douglas L. Van Duyn, Chief Executive Officer, Manager (Principal Executive Officer)
Date: March 25, 2003	/s/ ROGER L. ORTON Roger L. Orton, Chief Financial Officer, Manager (Principal Financial and Accounting Officer)
Date: March 25, 2003	/s/ RONALD C. ALVERSON Ronald C. Alverson, Manager
Date: March 25, 2003	Todd M. Brown, Manager
Date: March 25, 2003	Dale A. Bunkers, Manager
Date: March 25, 2003	Doyle C. Paul, Manager
Date: March 25, 2003	/s/ DALE I. SCHUT Dale I. Schut, Manager

Date: March 25, 2003	/s/ DALE L. THOMPSON Dale L. Thompson, Manager
Date: March 25, 2003	/s/ GREGORY VAN ZANTEN Gregory Van Zanten, Manager
Date: March 25, 2003	/s/ BRIAN D. WOLDT Brian D. Woldt, Manager

CERTIFICATION

I, Douglas L. Van Duyn, certify that:

1.
I have reviewed this annual report on Form 10-KSB of Lake Area Corn Processors, LLC;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ DOUGLAS L. VAN DUYN Douglas L. Van Duyn Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Roger L. Orton, certify that:

1.
I have reviewed this annual report on Form 10-KSB of Lake Area Corn Processors, LLC;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ ROGER L. ORTON Roger L. Orton Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith	Incorporated Herein by Reference to
3.1(i)	Articles of Organization		Appendix B to the Issuer's Prospectus filed with the Commission pursuant to Rule 424(b)(3) on July 19, 2002 (File No. 333-66552)
3.1(ii)	Operating Agreement, as adopted on September 1, 2002		Exhibit 3.1(ii) to the Issuer's Form 10-QSB filed with the Commission on November 14, 2002
3.1(iii)	Articles of Amendment to Articles of Organization		Exhibit 3.1(iii) to the Issuer's Form 10-QSB filed with the Commission on November 14, 2002
4.1	Form of Class A Capital Unit Certificate		Exhibit 4.1 to the Issuer's Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552)
10.1	DDGS Marketing Agreement with Dakota Commodities, dated June 7, 2001		Exhibit 10.1 to the Issuer's Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552)
10.2	Ethanol Marketing and Services Agreement with Ethanol Products, LLC, dated October 7, 1999 and first Amendment to Ethanol Marketing and Services Agreement, dated June 7, 2001		Exhibit 10.2 to the Issuer's Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552)
10.3	Design/Build Construction Contract with Broin and Associates, Inc., dated October 15, 1999		Exhibit 10.3 to the Issuer's Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552)
10.4	Management Agreement with Broin Management, LLC, dated October 7, 1999		Exhibit 10.4 to the Issuer's Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552)
10.5	Corn Price Risk Management Agreement with Broin Management, LLC, dated December 17, 1999		Exhibit 10.5 to the Issuer's Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552)
10.6	Licensing Agreement with Broin & Associates, Inc., dated October 7, 1999		Exhibit 10.6 to the Issuer's Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552)

10.7	Construction Loan Agreement with First National Bank of Omaha, dated September 25, 2000		Exhibit 10.7 to the Issuer's Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552)
10.8	Construction Note payable to First National Bank of Omaha, dated September 25, 2000		Exhibit 10.8 to the Issuer's Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552)
10.9	Water Purchase Agreement with Big Sioux Community Water Systems, Inc., dated June 2, 2000		Exhibit 10.9 to the Issuer's Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552)
10.10	Line Extension Agreement with Sioux Valley Southwestern Electric Cooperative, Inc., dated July 21, 2000.		Exhibit 10.10 to the Issuer's Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552)
10.11	U.S. Energy Services Agreements, dated April 1, 1999 and March 9, 2001		Exhibit 10.11 to the Issuer's Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552)
10.12	Railcar Lease Agreement with Chicago Freight Car Leasing, Co., dated June 6, 2001		Exhibit 10.12 to the Issuers' Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552)
10.13	Gas Management Agreement with Northwestern Energy, dated August 2000		Exhibit 10.13 to the Issuer's Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552)
10.14	Service Request Form with Northwestern Energy, dated August 2000		Exhibit 10.14 to the Issuer's Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552)
10.15	First Amendment to Construction Loan Agreement with First National Bank of Omaha, dated July 29, 2002		Exhibit 10.15 to the Issuer's Form 10-QSB filed with the Commission on August 22, 2002
10.16	Railcar Lease Agreement with Trinity Industries Leasing Company, dated July 5, 2002	X

10.17	Second Amendment to Construction Loan Agreement with First National Bank of Omaha, dated November 1, 2002	X
21.1	Subsidiaries of Lake Area Corn Processors, LLC	X
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	X

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

LAKE AREA CORN PROCESSORS, LLC

i

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
 Lake Area Corn Processors, LLC
Wentworth, South Dakota

        We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in members' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Area Corn Processors, LLC as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001, and 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP
Bloomington, Minnesota
January 24, 2003

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001	2002
			Proforma (Unaudited) See Note 11
ASSETS
CURRENT ASSETS
Cash	$—	$6,079,625	$—
Receivables:
Ethanol—related party	3,074,886	3,072,818	3,074,886
Distillers grains (net of allowance for doubtful accounts of $75,000 and $0, respectively)	820,121	1,177,472	820,121
Incentives	600,387	3,014,833	600,387
Interest and other	163,159	325,019	163,159
Inventory
Raw materials	1,372,449	1,014,871	1,372,449
Finished goods	732,044	921,199	732,044
Parts inventory	280,547	241,102	280,547
Work in process	422,672	287,350	422,672
Investment in grain contracts	412,733	100,905	412,733
Prepaid expenses	38,415	149,639	38,415

Total current assets	7,917,413	16,384,833	7,917,413

PROPERTY AND EQUIPMENT
Land	106,394	106,394	106,394
Land improvements	2,217,724	2,212,034	2,217,724
Buildings	7,224,153	7,198,799	7,224,153
Equipment	30,975,786	29,001,021	30,975,786
Construction in progress	—	277,834	—

	40,524,057	38,796,082	40,524,057
Less accumulated depreciation	(2,728,745)	(664,737)	(2,728,745)

Net property and equipment	37,795,312	38,131,345	37,795,312

OTHER ASSETS
Financing costs, net of accumulated amortization of $80,708 for 2002 and $17,395 for 2001	222,067	189,144	222,067
Investment in Ethanol Products, LLC	257,249	279,863	257,249

	479,316	469,007	479,316

	$46,192,041	$54,985,185	$46,192,041

See Notes to Consolidated Financial Statements

	2002	2001	2002
			Proforma (Unaudited) See Note 11
LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$575,802	$—	$515,011
Accounts payable	4,027,318	3,279,957	4,027,318
Accounts payable—related party	93,359	472,113	93,359
Accounts payable—construction—related party	63,708	121,144	63,708
Accounts payable—construction	—	146,291	—
Accrued liabilities	339,339	752,705	339,339
Current portion of notes payable	2,989,961	1,895,000	2,989,961

Total current liabilities	8,089,487	6,667,210	8,028,696

LONG-TERM NOTES PAYABLE	15,112,610	24,787,611	16,862,610

MINORITY INTEREST	2,727,163	2,827,564	2,518,954

COMMITMENTS AND CONTINGENCIES
MEMBERS' EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000	14,810,000
Additional paid-in capital	96,400	95,800	96,400
Retained earnings	5,356,381	5,797,000	3,875,381

Total members' equity	20,262,781	20,702,800	18,781,781

	$46,192,041	$54,985,185	$46,192,041

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
REVENUES
Sales	$59,329,676	$18,508,008	$—
Incentive income	6,313,993	3,858,237	—

Total revenues	65,643,669	22,366,245
COST OF REVENUES	50,541,468	12,992,026	—

GROSS PROFIT	15,102,201	9,374,219	—

EXPENSES
Organizational costs	—	—	16,020
Start-up costs	—	795,415	200,636
General and administrative	4,542,280	1,220,960	—

Total expenses	4,542,280	2,016,375	216,656

INCOME (LOSS) FROM OPERATIONS	10,559,921	7,357,844	(216,656)
OTHER INCOME (EXPENSE)
Gain from Ethanol Products, LLC	76,014	60,749	1,864
Interest and other income	100,891	53,640	452,633
Interest expense	(1,983,869)	(749,927)

Total other income (expense)	(1,806,964)	(635,538)	454,497

NET INCOME BEFORE INCOME TAXES	8,752,957	6,722,306	237,841
BENEFIT FROM (PROVISION FOR) INCOME TAXES	49,953	25,009	(85,000)

NET INCOME BEFORE MINORITY INTEREST	8,802,910	6,747,315	152,841
MINORITY INTEREST IN SUBSIDIARY	(1,098,023)	(837,797)	10,233

NET INCOME	$7,704,887	$5,909,518	$163,074

BASIC EARNINGS PER UNIT	$0.26	$0.20	$0.007

DILUTED EARNINGS PER UNIT	$0.26	$0.20	$0.005

WEIGHTED AVERAGE UNITS OF EQUITY STOCK OUTSTANDING FOR THE CALCULATION OF
BASIC EARNINGS PER UNIT	29,620,000	29,655,080	21,751,640

DILUTED EARNINGS PER UNIT	29,620,000	29,655,080	31,220,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Capital Units
					Retained Earnings (Accumulated Deficit)
	Shares	Amount	Subscriptions Receivable	Additional Paid-In Capital		Total
BALANCE, DECEMBER 31, 1999	31,220,000	$15,610,000	$(14,921,724)	$96,300	$(114,014)	$670,562
Collection of unit subscriptions			14,920,724			14,920,724
Additional paid in capital received				8,684		8,684
Cost of issuing membership units				(8,884)	(22,863)	(31,747)
Net income					163,074	163,074

BALANCE, DECEMBER 31, 2000	31,220,000	$15,610,000	$(1,000)	$96,100	$26,197	$15,731,297
Collection of unit subscriptions			1,000			1,000
Additional paid in capital received				985		985
Repurchase and cancellation of units	(1,600,000)	(800,000)		(1,285)	(138,715)	(940,000)
Net income					5,909,518	5,909,518

BALANCE, DECEMBER 31, 2001	29,620,000	$14,810,000	$—	$95,800	$5,797,000	$20,702,800
Additional paid in capital received				600		600
Net income					7,704,887	7,704,887
Distributions paid					(8,145,506)	(8,145,506)

BALANCE DECEMBER 31, 2002	29,620,000	$14,810,000	$—	$96,400	$5,356,381	$20,262,781

        Amounts have been restated to conform with capitalization as a limited liability company and stock split. See Note 2.

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
OPERATING ACTIVITIES
Net income	$7,704,887	$5,909,518	$163,074
Changes to income not affecting cash
Depreciation	2,064,007	662,475	1,801
Amortization	73,313	27,395	3,333
Minority interest in subsidiary	1,098,023	837,797	(10,233)
Gain on investment in Ethanol Products, LLC	(86,014)	(70,749)	(5,197)
(Increase) decrease in
Receivables	2,640,838	(6,947,895)	(426,418)
Inventory	(52,438)	(2,464,522)
Prepaid expenses	111,224	(134,897)	10,501
Investment in grain contracts	(311,828)	(100,905)
Increase (decrease) in
Accounts payable	368,607	3,672,187	76,743
Accrued liabilities	(413,366)	719,339	(22,979)
Accrued income taxes	—	(85,000)	85,000

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	13,197,253	2,024,743	(124,375)

INVESTING ACTIVITIES
Investment in Ethanol Products, LLC	98,628	32,750	(250,000)
Purchase of property and equipment, net	(1,931,701)	(16,781,137)	(21,912,481)

NET CASH USED FOR INVESTING ACTIVITIES	(1,833,073)	(16,748,387)	(22,162,481)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	575,802	—	—
Notes payable issued	—	20,670,604	6,014,396
Principal payments on notes payable	(8,580,040)	(2,389)	—
Financing costs paid	(96,236)	(79,785)	(137,528)
Proceeds from issuance of membership units	—	1,200	14,920,724
Additional paid in capital received and forfeitures	600	785	8,684
Membership units repurchased	—	(940,000)	—
Distributions paid to minority member	(1,198,425)	—	—
Distributions paid to LACP members	(8,145,506)	—	—
Minority investment	—	—	2,000,000
Cost of issuing membership units	—	—	(31,747)

NET CASH FROM FINANCING ACTIVITIES	(17,443,805)	19,650,415	22,774,529

NET INCREASE IN CASH	(6,079,625)	4,926,771	487,673
CASH AT BEGINNING OF PERIOD	6,079,625	1,152,854	665,181

CASH AT END OF PERIOD	$—	$6,079,625	$1,152,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for
Interest, net of capitalized interest	$2,625,192	$103,174	$—

Income taxes paid (refunded)	$(49,953)	$59,991	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Accrued interest incurred and capitalized	$—	$—	$33,366

Financing costs amortized and reclassified to capitalized interest	$—	$8,774	$2,000

Property and equipment purchases	$—	$18,692,724	$—
Tax increment finance district proceeds	—	(1,911,587)	—

Property and equipment purchases, net	$—	$16,781,137	$—

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—NATURE OF OPERATIONS

Principal Business Activity

        Lake Area Corn Processors, LLC (formerly Lake Area Corn Processors Cooperative, or the Cooperative) is a South Dakota limited liability company located in Wentworth, South Dakota. Lake Area Corn Processors, LLC (LACP or the Company) was organized by investors to provide a portion of the corn supply for a 40 million-gallon (annual capacity) ethanol plant, owned by Dakota Ethanol, LLC (Dakota Ethanol). On September 4, 2001, the ethanol plant commenced its principal operations. Prior to September 4, 2001, the Company was in the development stage.

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

        As a result of the exchange, the Cooperative was dissolved, with Lake Area Ethanol, LLC's capital units distributed to the stockholders of the Cooperative at a rate of one Lake Area Ethanol, LLC capital unit for each share of equity stock and all voting stock of the Cooperative surrendered and retired. In connection with the reorganization, the LLC changed its name to Lake Area Corn Processors, LLC. A minimum of 5,000 capital units is required for ownership of the LLC. Such units are subject to certain transfer restrictions, including approval by the Board of Managers of the LLC. The LLC also retains the right to redeem the units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 5,000 units, if a member breaches their corn delivery agreement or becomes a bankrupt member. The Operating Agreement of the LLC also includes provisions whereby cash flow in excess of $200,000 will be distributed to unit holders subject to limitations imposed by a super majority vote of the Board of Managers or restrictions imposed by loan covenants.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements of the Company include the accounts of the LACP and its 88% owned subsidiary, Dakota Ethanol. All significant inter-company transactions and balances have been eliminated in consolidation.

        As a result of the reorganization mentioned above, the financial statements of the prior periods have been restated to reflect the comparative basis of the Company as a limited liability company versus the Cooperative.

Pro Forma Information (Unaudited)

        Balance sheet information labeled as pro forma has been presented to reflect adjustments for subsequently approved and paid distributions as if the distributions were paid as of December 31, 2002.

(continued on next page)

Revenue Recognition

        Revenue from the production of ethanol and related products is recorded when title transfers to customers, net of allowances for estimated returns. Generally, ethanol and related products are shipped FOB shipping point. Interest income is recognized as earned.

        Dakota Ethanol receives payments for incentives to produce ethanol from the State of South Dakota and from the United States Department of Agriculture. In accordance with the terms of these arrangements, revenue is recorded based on production or sale of ethanol.

        Management reviews forward sales contracts of ethanol and related products and compares the current cost of production with the contract prices. For contracts with a sales value less than the current cost of production, a loss is recorded as a component of cost of sales. For contracts with sales value that exceeds the current cost of production, the applicable revenue is recognized upon delivery (fulfillment of the contract).

Shipping Costs

        Shipping costs incurred by Dakota Ethanol are recorded as a component of cost of revenues. In accordance with Dakota Ethanol's agreement for marketing and sale of ethanol and by product, shipping costs arranged by the marketer are deducted from the gross sales price. Revenue is recorded based on the net selling price reported to Dakota Ethanol by the marketer.

Inventory Valuation

        Corn inventory is stated at market value, which approximates net realizable value, based on local market prices determined by grain terminals in the area of Dakota Ethanol. Ethanol and related products are stated at net realizable value. Work-in-process, supplies, parts and chemical inventory are stated at the lower of cost or market on the first-in first-out method.

        In addition, futures and option contracts are marked to market through cost of revenues.

Cash and Cash Equivalents

        Cash and cash equivalents consist of demand accounts and other accounts that provide withdrawal privileges. Checks drawn in excess of bank balance are recorded as a liability on the balance sheet and as a financing activity on the statement of cash flows.

Receivables and Credit Policies

        Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within fifteen days from the invoice date. Unpaid trade receivables with invoice dates over thirty days old bear interest at 1.5% per month.

        Trade receivables are stated at the amount billed to the customer.

        Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

        The carrying amount of trade receivables is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management reviews all trade receivable balances that exceed sixty days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Additionally, management applies a two-year weighted-average of write-offs to the aggregate remaining trade receivables to estimate a general allowance covering those amounts. The weighted-average gives greater

(continued on next page)

weight to the most recent year and is adjusted for management's estimate of any changes in future economic conditions that might give rise to results that differ from past experience.

Investment in Grain Contracts, Derivative Instruments and Hedging Activities

        Dakota Ethanol enters into short-term cash grain, option and futures contracts as a means of securing corn for the ethanol plant. All of Dakota Ethanol's derivatives are designated as non-hedge derivatives. The futures and options contracts are discussed below. Although the contracts are effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

        Dakota Ethanol, as part of its trading activity, uses futures and option contracts offered through regulated commodity exchanges to reduce risk. Dakota Ethanol is exposed to risk of loss in the market value of inventories. To reduce that risk, Dakota Ethanol generally takes positions using future contracts or options.

        Changes in market value related to these contracts are included as a component of cost of sales in the accompanying consolidated financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in earnings currently. For the statement of cash flows, such contract transactions are classified as operating activities.

Organizational and Start-Up Costs

        Organizational and start-up costs are expensed as incurred. Organizational costs consist of amounts related to the formation of the Cooperative. Start-up costs consist of amounts incurred during the development stage related to the operation and management of the Cooperative, which do not qualify as a capitalized cost.

Financing Costs

        Financing costs are amortized over the term of the related debt using the interest method of amortization. Amortization of financing costs during construction is capitalized as part of construction period interest.

Investments

        Investments in joint ventures are accounted for under the equity method of accounting. Allocated earnings and losses are added to or deducted from the cost of the related investment. Amounts related to contract rights are amortized over the term of the agreement. Amounts no longer recoverable are charged to expense when the asset is impaired.

Minority Interest

        Amounts recorded as minority interest on the balance sheet relate to the investment by Broin Enterprises, Inc. or individuals related to Broin Enterprises, Inc. (hereinafter referred to as the minority member) in Dakota Ethanol, plus or minus any allocation of minority income or loss of Dakota Ethanol. Earnings and losses of Dakota Ethanol are allocated to the members in proportion to the member's capital accounts.

Cost of Issuing Membership Units

        Costs incurred related to the sale of membership units are recorded as offering costs and deducted from additional paid-in capital, with any remaining amount applied to retained earnings (accumulated

(continued on next page)

deficit). Such costs include direct costs related to the offering such as incremental payroll and related costs and costs of meetings and materials associated with the Cooperative's offering.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

        The Company's cash balances are maintained in bank depositories and periodically exceed federally insured limits.

Property and Equipment

        Property and equipment is stated at cost. Significant additions and betterments are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. Construction in progress includes the cost of assets under construction, including capitalized interest and related costs, which have not been placed in service as of the balance sheet date. Depreciation on assets placed in service is computed using the straight-line method over estimated useful lives as follows:

Site improvements	40 years
Equipment	5-20 years
Buildings	40 years

        The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Additional Paid-In Capital

        The Cooperative received amounts from various entities to assist in funding the Cooperative's formation and development. LACP is under no obligation to issue units related to these receipts and has recorded these amounts as additional paid-in capital.

        Upon conversion of the Cooperative to an LLC, amounts previously recorded as voting stock were transferred to additional paid in capital, as the voting rights of LACP are included in the membership units.

Earnings Per Unit

        For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator. Units subscribed for but not issued are included in the calculation of diluted earnings per unit.

        On November 1, 2002, LACP effected a 4 for 1 capital unit split. To effect this split, 22,215,000 additional capital units were authorized and issued. Financial statements have been restated to reflect the capital unit split.

(continued on next page)

        During the period from inception (May 25, 1999) through February, 2000, 31,220,000 units were subscribed for, but there were no units outstanding, as the issuance of the units was subject to an escrow arrangement and final payment of the subscription price.

        The following is a reconciliation of basic and diluted earnings per unit for the year ended December 31, 2000:

	Net Earnings (Numerator)	Weighted Average Equity Units (Denominator)	Per Unit Amount
Basic earnings per unit	$163,074	21,751,640	$0.007

Effect of dilutive securities:
Subscribed units issued during the period	—	9,468,360

Diluted earnings per unit	$163,074	31,220,000	$0.005

Income Taxes

        On August 20, 2002, the members approved a plan of reorganization to convert the Cooperative's structure from an exempt cooperative organization to a limited liability company effective August 31, 2002. The Cooperative's board approved allocating the tax gain related to the reorganization to the members. No income taxes are expected to be paid by the Company as a result of the reorganization.

        LACP is taxed as a limited liability company under the Internal Revenue Code. The income of LACP flows through to the members to be taxed at the individual level rather than the corporate level. Accordingly, LACP will have no tax liability.

        The subsidiary company, Dakota Ethanol, is organized as a limited liability company under state law. Dakota Ethanol has elected to be taxed as a partnership, and income and expense pass through to LACP and the minority owner.

Environmental Liabilities

        Dakota Ethanol's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require Dakota Ethanol to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, Dakota Ethanol has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when Dakota Ethanol's liability is probable and the costs can be reasonably estimated.

Recently Issued Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,"(SFAS No. 145) that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities,"(SFAS No. 146). The statement requires companies to recognize costs associated

(continued on next page)

with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        Management does not expect the adoption of the above pronouncements to have a material impact on the Company.

Note 3—LONG-TERM NOTES PAYABLE

        Dakota Ethanol originally had a $26,600,000 note payable to First National Bank, Omaha, Nebraska (Bank) for the construction and permanent financing of the plant (Term Note 1). During construction, interest was due on a quarterly basis. Payments of principal were amortized over ten years with payments of principal and interest due quarterly, with the first payment due January 1, 2002, and a final maturity on September 1, 2011. Interest during construction was accrued at a variable rate. Effective September 1, 2001, and throughout the remaining term of the loan, the interest rate was 9%.

        As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, and net worth requirements. Dakota Ethanol is in compliance with the covenants as of December 31, 2002. The note also includes terms whereby 10% of Dakota Ethanol's excess cash flow is payable annually to reduce the principal balance on the note, with no more than 80% of excess cash flow available for distribution to Dakota Ethanol's members without prior approval of the bank. The note is collateralized by the ethanol plant, which had a net book value of approximately $37,800,000 at December 31, 2002. The note is subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.

        On July 29, 2002, Dakota Ethanol amended the construction loan agreement to create two term notes from its original Term Note 1, creating Term Notes 2 and 3, and then subsequently converted Term Note 3 into Term Notes 4 and 5 on November 1, 2002.

        The balance of Term Note 2 is due and payable in quarterly installments of $581,690 commencing October 1, 2002, through September 1, 2011. Interest on outstanding principal balances will accrue at a rate of 9 percent. The other terms and conditions of Term Note 1 remain in effect.

        The balance of Term Note 3 was due and payable in quarterly installments of $329,777 commencing October 1, 2002, through September 1, 2011. Interest on outstanding principal balances accrued at 50 basis points above the lender's rate. This rate was subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement. Dakota Ethanol could elect to borrow any principal amount repaid on Term Note 3 up to $5,000,000 subject to an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000 availability and other terms of the agreement.

        On November 1, 2002, Dakota Ethanol amended the construction loan agreement to create two term notes from Term Note 3. Except as set forth below, the original terms and conditions of Term Note 1 apply to Term Notes 4 and 5.

        The balance of Term Note 4 is due and payable in quarterly installments of $329,777 commencing January 1, 2003, through September 1, 2011. The installment will first be applied to the accrued interest on Term Note 5, and the remainder will be applied to accrued interest and principal of Term Note 4. Interest on outstanding principal balances will accrue at 50 basis points above the lender's rate (5.0 percent at December 31, 2002). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.

        The balance of Term Note 5 is due and payable in quarterly installments of interest only commencing January 1, 2003, through September 1, 2011. Interest on outstanding principal balances

(continued on next page)

will accrue at 50 basis points above the lender's rate (5.0 percent at December 31, 2002). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect to utilize this feature, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000 availability. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed.

        Dakota Ethanol also incurred a note payable related to the extension of utility lines to the plant. The loan is payable over ten years, beginning on October 1, 2001 with an effective interest rate of approximately 9%, and a final maturity of September 1, 2011.

        The balance of the notes payable as of December 31, 2002 and 2001 are as follows:

	2002	2001
Note payable to First National Bank, Omaha	$—	$26,600,000
Term Note 2	13,916,651	—
Term Note 4	4,107,552	—
Term Note 5	—	—
Utility line extension note	78,368	82,611

	18,102,571	26,682,611
Less current portion	(2,989,961)	(1,895,000)

	$15,112,610	$24,787,611

        Minimum principal payments for the next five years are as follows:

Year Ended December 31	Amount
2003	$2,989,961
2004	2,410,357
2005	2,588,438
2006	1,986,107
2007	1,595,407

        Minimum principal payments for the year ending December 31, 2003 include approximately $738,000 related to the calculation of additional principal to the Bank based on excess cash flow.

        Interest capitalized totaled $43,059, $661,285, and $35,366 for the periods ended December 31, 2002, 2001, and 2000, respectively.

Note 4—TAX INCREMENT FINANCING

        During the year ended December 31, 2001, Dakota Ethanol received a grant of approximately $1,911,587 from the proceeds of tax increment financing bonds issued by Lake County, South Dakota. Under South Dakota law, proceeds from tax increment financing are not a liability of the entity (Dakota Ethanol), but are an obligation of the taxing district issuing the bonds. The grant was provided to fund infrastructure improvements to real property owned by Dakota Ethanol and will be repaid by Lake County from the incremental increase in property taxes related to the improvement of Dakota Ethanol's real property. The proceeds of the financing have been recorded as a reduction of the cost basis of the applicable property and equipment.

(continued on next page)

Note 5—INCOME TAXES

        Previously organized as a cooperative, the Cooperative's income and expenses were included or excluded from the computation of taxable income based on their classification as patronage or non-patronage source income. Non-patronage source income, less non-patronage source expenses, was subject to income taxes. Patronage source net income (patronage source income less patronage source expenses) allocated to stockholders in the form of a written notice of allocation of qualified patronage dividend was allowed as a deduction from patronage source taxable income.

        Interest earnings of the Cooperative during the development stage were classified as non-patronage source income. In addition, certain expenses were considered non-patronage source expenses during the development stage, and were available for deduction against the non-patronage income.

        Deferred taxes are generally not recognized with regard to timing differences on patronage source income and expense. Deferred taxes on non-patronage source income related to timing differences on the deduction of non-patronage source expenses are recognized on the financial statements of cooperative organizations.

        Income tax expense (benefit) consists of the following:

	2002	2001	2000
Tax calculated based on non-patronage source net income (loss)	$(49,953)	$(25,009)	$85,000

        No deferred tax asset or liability has been recognized since cumulative non-patronage source income equals or exceeds cumulative non-patronage source expenses as of December 31, 2002 and 2001.

        The reconciliation of income tax expense at statutory tax rates on non-patronage income (loss) to income taxes recognized above are as follows:

	2002	2001	2000
Income tax expense (benefit) at statutory rates	$(49,953)	$(25,009)	$58,000
Tax effect of non-deductible patronage source expenses	—	—	27,000

Income tax expense (benefit)	$(49,953)	$(25,009)	$85,000

        Upon reorganization from a cooperative to a limited liability company, the Board of Directors of the Cooperative elected to pass through to its members the tax gain related to the reorganization.

        As of December 31, 2001 and 2000 there were no significant differences between the book basis of assets and liabilities and their tax basis. As of December 31, 2002, the tax basis of assets exceeded the book basis of assets by approximately $2,250,000, with no significant differences between the book basis and tax basis of liabilities.

Note 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company believes the carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

        The carrying amount of long-term obligations of $18,102,571 had a fair value of approximately $20,300,000 based on estimated interest rates for comparable debt.

(continued on next page)

        The Company believes the fair value of agreements for the purchase of utilities approximates the carrying value based on the variable terms of the agreements that follow local market rates.

        The Company believes it is not practical to estimate the fair value of investments in limited liability companies without incurring excessive costs because there is no established market for this equity interest, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings.

Note 7—COMMITMENTS, CONTINGENCIES AND AGREEMENTS

        The Company has entered into contracts and agreements regarding the construction, operation and management of the ethanol plant.

        Dakota Ethanol has entered into a lease for 75 railroad cars at a rate of $500 per month per car. The lease commences upon receipt of the rail cars and expires on June 6, 2006. Lease payments commenced on September 1, 2001. Dakota Ethanol has entered into a lease for 15 railroad cars at a rate of $433 per month per car. The lease commenced on November 1, 2002 upon receipt of the rail cars, and expires in November, 2007. Payments for the years ended December 31, 2002 and 2001 relating to the leases were $86,938 and $160,764, respectively, net of mileage credits. Minimum lease payments on the rail cars are as follows:

Year Ended December 31,	Amount
2003	$527,940
2004	527,940
2005	527,940
2006	527,940
2007	289,950

$2,401,710

        Dakota Ethanol has entered into agreements for the purchase of water, electricity and natural gas. The following agreements commenced on or about September 4, 2001.

        Water—The agreement provides Dakota Ethanol with water at a fixed rate for five years, renewable for five-year periods at rates negotiated at the time of renewal. No minimum purchase quantities are required by the agreement.

        Natural Gas—The agreements provide Dakota Ethanol with a fixed transportation rate for natural gas for a ten-year term, renewable for ten-year terms. In addition, the agreement provides a pricing structure for natural gas for a two-year period based on market rates. These agreements do not require minimum purchases of natural gas during their initial term.

        Electricity—The agreements provide Dakota Ethanol with electric service for a term of ten years, renewable for five-year periods. The agreement sets rates for energy usage based on market rates and requires a minimum purchase of electricity each month during the initial term of the agreement.

        Expenses related to the agreement for the purchase of water, electricity and natural gas were $7,782,102, $2,485,849 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.

(continued on next page)

        Minimum annual payments during the term of the electricity agreement are as follows:

Year Ended December 31,	Amount
2003	$290,400
2004	290,400
2005	290,400
2006	303,600
2007	303,600
2008-2010	1,206,000

$2,684,400

        Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $464,471, $7,500,000 and $602,482 has been earned for the USDA program years ended September 30, 2003, 2002 and 2001, respectively. Incentive revenue of $5,247,269 and $3,319,683 was recorded for the years ended December 31, 2002 and 2001, respectively.

        Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Dakota Ethanol earned $1,000,000 for the State of South Dakota program year ended June 30, 2002 and has earned $605,277 for the program year ended June 30, 2003. Incentive revenue of $1,066,724 and $538,553 was recorded for the years ended December 31, 2002 and 2001, respectively.

        The following commitments, contingencies and agreements are with related parties.

        Each capital unit holder has entered into a corn delivery agreement with the Company. For each unit owned, one-fourth bushel of corn is required to be delivered annually. The price paid for the corn is the average corn price for the applicable four month period (trimester) based on several local grain elevators' cash corn price. The delivery agreements commence at the discretion of the Company to coincide with the completion and operation of the plant. Members can opt out of delivery if they meet certain criteria and are approved by the board of directors. Based on the number of units outstanding, 7,405,000 bushels of corn will be delivered annually by the unit holders. This represents approximately 50% of the corn required for the operation of the plant at its 40,000,000 gallon capacity. Purchases of corn from corn delivery agreements and cash contracts from the Company's stockholders totaled approximately $13,845,000 and $4,556,000 for the years ended December 31, 2002 and 2001, respectively, of which $1,046,000 and $324,224 was recorded as a liability at December 31, 2002 and 2001, respectively.

        The Company and the minority member of Dakota Ethanol, or parties related to the minority member through common ownership, have entered into the following agreements:

        Ethanol Marketing Contract—Dakota Ethanol has an agreement with Ethanol Products, LLC, a joint venture of ethanol producers, for the marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. In the event Ethanol Products, LLC is unable to collect from their customer, Dakota Ethanol is charged for the applicable bad debt. Total sales to Ethanol Products, LLC were $49,872,449 and $15,762,000 for the years ended December 31, 2002 and 2001, respectively. The fee for these services totaled $308,679 and $82,288 for the years ended

(continued on next page)

December 31, 2002 and 2001, respectively. The initial agreement expires on September 4, 2006, and is automatically renewed for successive five-year terms unless terminated three months prior to expiration.

        Dakota Ethanol invested in Ethanol Products, LLC, and has an ownership interest of approximately 5.4% and receives an allocation of Ethanol Products, LLC earnings or loss of approximately 3.6%.

        DDGS Marketing Contract—Dakota Ethanol has entered into an agreement with Dakota Commodities for the marketing of all Distiller's Dried Grain with Solubles (DDGS) produced by the plant. The marketing fee for this service is 3% of DDGS sales, with a minimum marketing fee of $200,000 per year. The agreement expires on September 4, 2006, and is automatically renewed for successive five-year terms unless terminated three months prior to expiration. Fees related to the marketing agreement were $296,928 and $85,836 for the years ended December 31, 2002 and 2001, respectively.

        Management Agreement—Dakota Ethanol has entered into an agreement with Broin Management, LLC for the management and operation of the ethanol plant. The fee for this service is approximately $285,000 annually plus an incentive bonus of 5% of net income. The annual fee is adjusted each year for changes in the consumer price index. The management agreement includes the salary and benefits of the plant general manager and plant technical manager and certain other services related to operation of the ethanol plant. The agreement was executed on March 7, 2000 and payments began on February 14, 2001. The agreement expires January 1, 2006 and is renewable for successive five-year terms unless terminated 90 days prior to expiration of the agreement. Management fees expense were $850,629 and $650,439 for the years ended December 31, 2002 and 2001, respectively. Of these amounts, the Company had a liability of $27,679 and $376,572 owed to Broin Management, LLC for the years ended December 31, 2002 and 2001, respectively.

        Corn Price Risk Management Agreement—Dakota Ethanol has entered into an agreement with Broin Management, LLC for the hedge and price risk management related to corn requirements of the plant. The fee for this service is $50,000 annually. By participating in the agreement, the Company is subject to the risks and rewards intrinsic to the pool of participating ethanol plants managed by Broin Management, LLC. The agreement has a term of one year, and expires on August 1, 2003.

        The agreement is renewable for successive one-year terms unless terminated 30 days prior to expiration. Fees relating to this agreement were $50,000 and $25,000 for the years ended December 31, 2002 and 2001, respectively.

        Purchases of supplies and chemicals from related parties totaled approximately $120,000 and $519,000 for the years ended December 31, 2002 and 2001, respectively.

        Minimum payments on the above agreements for the initial term of the agreements are as follows:

Year Ended December 31,	Amount
2003	$534,700
2004	484,700
2005	484,700
2006	133,333

$1,637,433

        Environmental—During the year, management became aware that the ethanol plant may have exceeded certain emission levels allowed by their operating permit. The Company has disclosed the situation to the appropriate state regulatory agency and has taken steps to reduce the emissions to

(continued on next page)

acceptable levels. Management has not accrued a liability for environmental remediation costs since the costs, if any, cannot be estimated.

Note 8—DISTRIBUTIONS

        During March 2002, Dakota Ethanol distributed $5,100,000 of cash to its members. LACP received approximately $4,493,000, and the minority members received approximately $607,000. In conjunction with this cash distribution, LACP declared and paid a distribution to its members of $4,072,750, or $.1375 per unit, with a distribution date of March 11, 2002.

        During July 2002, Dakota Ethanol distributed an additional $4,622,750 of cash to its members. LACP received approximately $4,072,750, and the minority members received approximately $550,000. In conjunction with this cash distribution, LACP declared and paid a distribution to its members of $4,072,750, or $.1375 per unit, with a distribution date of July 11, 2002.

        During December 2002, Dakota Ethanol distributed an additional $350,000 of cash to its members. LACP received approximately $308,000, and the minority members received approximately $42,000.

Note 9—STOCK PURCHASE

        During January 2001, the Company entered into an agreement to repurchase and retire 1,600,000 units from one member for a total of $940,000 payable in two equal installments during January and July of 2001. The price per unit of $.5875 was determined as a result of negotiations between the Company and the stockholder. The Company has accounted for the repurchase and retirement of the shares on the treasury method of accounting.

Note 10—RELATED PARTY TRANSACTIONS

        The Company and the minority member are the members of Dakota Ethanol, LLC. The Company invested $14,810,000 and the minority member invested $2,000,000 in Dakota Ethanol for their respective ownership interests of approximately 88% and 12%. In accordance with the operating agreement of Dakota Ethanol, the minority member has the right to elect two of seven members of the Board of Managers of Dakota Ethanol.

        Amounts due to Broin & Associates, Inc. related to the construction contract as of December 31, 2002 and 2001 were $63,708 and $121,144, respectively.

        At December 31, 2002 and 2001, approximately $800 and $1,400, respectively, of directors fees were recorded as a liability (and included in accounts payable on the accompanying balance sheet) to members of the board of directors of the Company and Dakota Ethanol. Director fees expense was $33,332, $27,550, and $54,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

        Dakota Ethanol invested $250,000 in Ethanol Products, LLC, an entity that is partially owned by Broin Enterprises, Inc. Of this amount, $50,000 was related to contract rights which are amortized over the term of the ethanol marketing agreement. The membership agreement limits Dakota Ethanol in its ability to sell or transfer its interest in Ethanol Products, LLC, for an amount in excess of $200,000, adjusted for allocated earnings or losses of Ethanol Products, LLC.

(continued on next page)

        Gain on Ethanol Products, LLC for the years ended December 31, 2002, 2001 and 2000 consists of the following:

	2002	2001	2000
Allocation of earnings	$86,014	$70,749	$5,197
Amortization of contract rights	(10,000)	(10,000)	(3,333)

	$76,014	$60,749	$1,864

        Additional agreements with related parties are included in Note 7.

Note 11—SUBSEQUENT EVENTS (UNAUDITED)

        During February 2003, Dakota Ethanol distributed $1,750,000 of cash to its members. LACP received approximately $1,542,000, and the minority members received approximately $208,000. In conjunction with this distribution, LACP declared and paid a distribution to its members of $1,481,000, or $.05 per capital unit, with a distribution date of February 27, 2003. A pro forma balance sheet has been included in the accompanying financial statements to reflect the effects of the distribution as if the distribution had been paid on December 31, 2002. Adjustments applied to the historical December 31, 2002 financial statements include a reduction of outstanding checks in excess of bank balance, minority interest, and retained earnings and an increase in long-term notes payable.

QuickLinks

PART I
  Item 1. Description of Business.
  Item 2. Description of Property.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters.
  Item 6. Management's Discussion and Analysis or Plan of Operation.
  Item 7. Financial Statements.
  Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
  Item 10. Executive Compensation.
  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 12. Certain Relationships and Related Transactions.
  Item 13. Exhibits and Reports on Form 8-K.
  Item 14. Controls and Procedures
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX
CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001
Table of Contents
INDEPENDENT AUDITOR'S REPORT
LAKE AREA CORN PROCESSORS, LLC CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001
LAKE AREA CORN PROCESSORS, LLC CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
LAKE AREA CORN PROCESSORS, LLC CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
LAKE AREA CORN PROCESSORS, LLC CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
LAKE AREA CORN PROCESSORS, LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS