Form 10QSB
period 2003-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2003-05-15
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended March 31, 2003

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

On May 6, 2003, the issuer had 29,620,000 Class A capital units outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

LAKE AREA CORN PROCESSORS, LLC

Table of Contents

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEET (UNAUDITED)

MARCH 31, 2003

ASSETS

CURRENT ASSETS
Receivables
Ethanol - related party	$3,235,555
Distillers grains (net of allowance for doubtful accounts of $17,860)	956,122
Incentives	978,667
Interest and other	154,426
Inventory
Raw materials	1,932,141
Finished goods	1,024,903
Parts inventory	325,570
Work in process	381,858
Investment in grain contracts	1,085,168
Prepaid expenses	141,181
Total current assets	10,215,591

PROPERTY AND EQUIPMENT
Land	106,394
Land improvements	2,217,724
Buildings	7,224,153
Equipment	31,018,630
40,566,901
Less accumulated depreciation	(3,266,033)
Net property and equipment	37,300,868

OTHER ASSETS
Financing costs, net of accumulated amoritzation of $99,660	203,115
Investment in Ethanol Products, LLC	248,909
452,024

$47,968,483

(continued on next page)                                                                    4

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$1,453,247
Accounts payable	4,711,793
Accounts payable - related party	43,203
Accounts payable - construction - related party	63,574
Accrued liabilities	377,568
Current portion of notes payable	3,195,341
Total current liabilities	9,844,726

LONG-TERM NOTES PAYABLE	14,976,662

MINORITY INTEREST	2,750,628

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 issued and outstanding	14,810,000
Additional paid-in capital	96,400
Retained earnings	5,490,067
Total members’ equity	20,396,467

$47,968,483

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	2003	2002

REVENUES
Sales	$17,280,635	$14,704,849
Incentive revenue	871,485	3,060,689
Total revenues	18,152,120	17,765,538

COST OF REVENUES	14,844,417	11,394,884

GROSS PROFIT	3,307,703	6,370,654

EXPENSES
General and administrative	1,109,331	1,071,120
Total expenses	1,109,331	1,071,120

INCOME FROM OPERATIONS	2,198,372	5,299,534

OTHER INCOME (EXPENSE)
Gain from Ethanol Products, LLC	22,242	15,701
Interest and other income	16,195	28,472
Interest expense	(390,448)	(589,558)
Total other income (expense)	(352,011)	(545,385)

NET INCOME BEFORE MINORITY INTEREST	1,846,361	4,754,149

MINORITY INTEREST IN SUBSIDIARY	(231,675)	(582,155)

NET INCOME	$1,614,686	$4,171,994

BASIC AND DILUTED EARNINGS PER UNIT	$0.05	$0.14

WEIGHTED AVERAGE UNITS OF EQUITY STOCK OUTSTANDING FOR THE CALCULATION OF:

BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	2003	2002

OPERATING ACTIVITIES
Net income	$1,614,686	$4,171,994
Changes to income not affecting cash
Depreciation	537,288	499,758
Amortization	21,452	15,678
Minority interest in subsidiary	231,675	582,155
Gain on investment in Ethanol Products, LLC	(24,742)	(18,201)
(Increase) decrease in
Receivables	(667,266)	580,894
Inventory	(856,761)	34,112
Prepaid expenses	(102,765)	25,699
Investment in grain contracts	(672,435)	(159,542)
Increase (decrease) in
Accounts payable	635,368	(73,065)
Accrued liabilities	38,229	574,777

NET CASH FROM OPERATING ACTIVITIES	754,729	6,234,259

INVESTING ACTIVITIES
Distribution from Ethanol Products, LLC	30,582	43,196
Purchase of property and equipment	(42,979)	(737,168)

NET CASH USED FOR INVESTING ACTIVITIES	(12,397)	(693,972)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	877,445	—
Notes payable issued	594,000	—
Principal payments on notes payable	(524,568)	(726,682)
Additional paid in capital received		100
Distributions paid to minority member	(208,209)	(606,782)
Distributions paid to LACP members	(1,481,000)	(4,072,755)

NET CASH FROM FINANCING ACTIVITIES	(742,332)	(5,406,119)

NET INCREASE IN CASH	—	134,166

CASH AT BEGINNING OF PERIOD	—	6,079,625

CASH AT END OF PERIOD	$—	$6,213,791

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$390,448	$589,558

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Accrued interest incurred and capitalized	$—	$15,793

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -                        NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC (LACP or the Company), formerly, Lake Area Corn Processors Cooperative (Cooperative), is a South Dakota limited liability company located near Wentworth, South Dakota. The Company was originally organized by investors as a South Dakota cooperative to hold a majority interest and provide a portion of the corn supply for a 40 million-gallon (annual capacity) ethanol plant near Wentworth  called Dakota Ethanol, LLC (Dakota Ethanol).

On April 2, 2001, the Cooperative formed the Company for the purpose of reorganizing the Cooperative into a limited liability company. On August 20, 2002, the members of the Cooperative approved the reorganization which became effective as of the close of business on August 31, 2002. The transaction included an exchange of interests whereby the assets and liabilities of the Cooperative were transferred for capital units of the Company (which was originally named Lake Area Ethanol, LLC). For financial statement purposes, no gain or loss was recorded as a result of the exchange transaction.

As a result of the exchange, the Cooperative was dissolved, with the Company’s capital units distributed to the stockholders of the Cooperative at a rate of one Company capital unit for each share of equity stock and all voting stock of the Cooperative surrendered and retired. In connection with the reorganization, the Company changed its name to Lake Area Corn Processors, LLC. A minimum of 5,000 capital units is required for ownership of the Company. Such units are subject to certain transfer restrictions, including approval by the Board of Managers of the Company. The Company also retains the right to redeem the units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 5,000 units, if a member breaches their corn delivery agreement or becomes a bankrupt member. The Company’s Operating Agreement also includes provisions whereby cash flow in excess of $200,000 will be distributed to unit holders subject to limitations imposed by a super majority vote of the Board of Managers or restrictions imposed by loan covenants.

NOTE 2 -                        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2002.

As a result of the reorganization mentioned above, the financial statements of the prior periods have been restated to reflect the comparative basis of the Company as a limited liability company versus the Cooperative.

(continued on next page)                                                                    8

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 88% owned subsidiary, Dakota Ethanol. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator.

On November 1, 2002, LACP effected a 4 for 1 capital unit split. To effect this split, 22,215,000 additional capital units were authorized and issued. Prior period financial statements have been restated to reflect the capital unit split.

Income Taxes

On August 20, 2002, the members approved a plan of reorganization to convert the Cooperative’s structure from an exempt cooperative organization to a limited liability company effective August 31, 2002. The Cooperative’s board approved allocating the tax gain related to the reorganization to the members. There were no income taxes paid by the Company as a result of the reorganization.

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

Environmental Liabilities

Dakota Ethanol’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require Dakota Ethanol to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, Dakota Ethanol has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when Dakota Ethanol’s liability is probable and the costs can be reasonably estimated.

(continued on next page)                                                                    9

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  Management is reviewing this pronouncement to determine if implementation will have an effect on the Company’s financial statements.

NOTE 3 -                        LONG-TERM NOTES PAYABLE

Dakota Ethanol originally had a $26,600,000 note payable to First National Bank, Omaha, Nebraska (Bank) for the construction and permanent financing of the plant (Term Note 1). During construction, interest was due on a quarterly basis. Payments of principal were amortized over ten years with payments of principal and interest due quarterly, with the first payment due January 1, 2002, and a final maturity on September 1, 2011. Interest during construction was accrued at a variable rate. Effective September 1, 2001, and throughout the remaining term of the loan, the interest rate was 9 percent.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, and net worth requirements. Dakota Ethanol was in compliance with the covenants as of March 31, 2003. The note also includes terms whereby 10% of Dakota Ethanol’s excess cash flow is payable annually to reduce the principal balance on the note, with no more than 80% of excess cash flow available for distribution to Dakota Ethanol’s members without prior approval of the bank. The note is collateralized by the ethanol plant, which had a net book value of approximately $37,300,000 at March 31, 2003. The note is subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.

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

The balance of Term Note 3 was originally due and payable in quarterly installments of $329,777 commencing October 1, 2002, through September 1, 2011. Interest on outstanding principal balances accrued at 50 basis points above the lender’s rate. This rate was subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement. Dakota Ethanol could elect to borrow any principal amount repaid on Term Note 3 up to $5,000,000 subject to an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000 availability and other terms of the agreement. On November 1, 2002, Dakota Ethanol amended the construction loan agreement to create two term notes from Term Note 3. Except as set forth below, the original terms and conditions of Term Note 1 apply to Term Notes 4 and 5.

(continued on next page)                                                                   10

The balance of Term Note 4 is due and payable in quarterly installments of $329,777 commencing January 1, 2003, through September 1, 2011. The installment will first be applied to the accrued interest on Term Note 5, and the remainder will be applied to accrued interest and principal of Term Note 4. Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate (5.0 percent at March 31, 2003). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.

The balance of Term Note 5 is due and payable in quarterly installments of interest only commencing January 1, 2003, through September 1, 2011. Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate (5.0 percent at March 31, 2003). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect to utilize this feature, the Bank will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000 availability. In addition, the Bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed.

Dakota Ethanol also incurred a note payable related to the extension of utility lines to the plant. The loan is payable over ten years, beginning on October 1, 2001 with an effective interest rate of approximately 9 percent, and a final maturity of September 1, 2011.

The balance of the notes payable are as follows:

March 31, 2003
(unaudited)

Notes payable to First National Bank, Omaha, Nebraska
Term Note 2	13,652,692
Term Note 4	3,848,301
Term Note 5	594,000
Utility line extension note	77,010
18,172,003
Less current portion	(3,195,341)

$14,976,662

Minimum principal payments for the next five years are as follows:

Twelve Months Ended March 31,	Amount

2004	$3,195,341
2005	2,422,280
2006	2,598,424
2007	2,406,547
2008	1,628,338

Minimum principal payments for the twelve months ending March 31, 2004 include approximately $936,000 related to the calculation of additional principal to the Bank based on excess cash flow.

(continued on next page)                                                                   11

Interest capitalized totaled $0 and $15,793 for the periods ended March 31, 2003 and 2002, respectively.

NOTE 4 -                        COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Company and Dakota Ethanol have entered into contracts and agreements regarding the operation and management of the ethanol plant. The following are items of significance that have been updated during the three months ended March 31, 2003.

During the three months ended March 31, 2003, the Company assigned its rail car lease to Dakota Commodities. As part of the arrangement, the Company has agreed to lease the rail cars for flat rate per car per shipment . The agreement may be terminated with 90 days notice by either party.

Minimum payments related to commitments and agreements for electricity and with related parties for management and other services are summarized in the following table:

Twelve Months Ending March 31,	Electricity Agreement	Related Party Agreements	Total

2004	$290,400	$589,000	$879,400
2005	290,400	557,000	847,400
2006	293,700	515,000	808,700
2007	303,600	—	303,600
2008	304,800	—	304,800
2009-2012	1,053,700	—	1,053,700

Total	2,536,600	$1,661,000	$4,197,600

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $941,232 has been earned for the USDA program year ended September 30, 2003. Incentive revenue of $476,762 and $2,712,917 was recorded for the three months ended March 31, 2003 and 2002, respectively.

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $394,723 and $347,772 was recorded for the three months ended March 31, 2003 and 2002, respectively. Dakota Ethanol earned its maximum allocation during February of 2003 for the program year ended June 30, 2003.

Environmental – During 2002, management became aware that the ethanol plant may have exceeded certain emission levels allowed by their operating permit. The Company has disclosed the situation to the appropriate state regulatory agency and has taken steps to reduce the emissions to acceptable levels. Management has not accrued a liability for environmental remediation costs since the costs, if any, cannot be estimated.

Item 2.  Management’s Discussion and Analysis of Results of Operations

You should read the following discussion along with our financial statements, the notes to our financial statements included elsewhere in this report and our audited financial statements for our most recently completed fiscal year included in our annual report on Form 10-KSB.  The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Information.”

Overview

Lake Area Corn Processors, LLC (LACP) is a South Dakota limited liability company that owns and manages an 88% interest in Dakota Ethanol, LLC, which built and operates a 40 million gallon ethanol plant near Wentworth, South Dakota. Dakota Ethanol produces ethanol and distiller’s dried grains with solubles, or DDGS. LACP’s members are primarily local agricultural producers and they supply a significant portion of the plant’s corn requirements.

LACP was originally formed as a South Dakota cooperative and then reorganized into a South Dakota limited liability company effective August 31, 2002. The following discussion relates to financial data of LACP and the predecessor cooperative for the periods indicated. The historical financial information discussed below includes unaudited financial data of the predecessor cooperative.

Results of Operations

Net income for Lake Area Corn Processors for the three months ended March 31, 2003 was $1,615,000, consisting of $2,198,000 operating income and $38,000 of other income offset by $390,000 of interest expense and $232,000 of income allocated to the minority interest in Dakota Ethanol.  Net income for Lake Area Corn Processors for the three months ended March 31, 2002 was $4,172,000, consisting of $5,300,000 operating income and $44,000 of other income offset by $590,000 of interest expense and $582,000 of income allocated to the minority interest in Dakota Ethanol.  The decrease in net income for the first quarter of 2003, as compared to the first quarter of 2002, was primarily a result of Dakota Ethanol receiving less incentive revenue and incurring increased costs for corn.

Net sales for the three months ended March 31, 2003 were approximately $17.3 million, consisting of $14.4 million in sales of ethanol (83%) and $2.9 million in sales of DDGS (17%).  Net sales for the three months ended March 31, 2002, were approximately $14.7 million, consisting of $12.3 million in sales of ethanol (84%) and $2.4 million in sales of DDGS (16%). The increase in sales of ethanol was due primarily to higher ethanol prices during the later period.

In addition to sales revenue, Dakota Ethanol recorded incentive revenue of approximately $870,000 during the three months ended March 31, 2003 and approximately $3.1 million during the three months ended March 31, 2002.  Incentive revenue consists of income received from federal and state governments in connection with Dakota Ethanol’s ethanol production.  For the three-month period ended March 31, 2003, Dakota Ethanol recorded $480,000 of incentive income from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program compared to approximately $2.7 million for the same period in 2002.  The significant decrease results from the fact that the incentive payments are based on the increase in gallons of ethanol produced compared to the prior quarter’s production.  Therefore, Dakota Ethanol received lower payments under this program in the period ended March 31, 2003 because the increase in its production as compared to the same period for the prior year was smaller than for its first year of production.  Management anticipates that it may continue to receive less incentive income under the Bioenergy Program because the large increases in gallons of ethanol produced compared to the prior year’s production that were present in the plant’s initial year of operations will not occur unless the plant’s capacity is expanded.

Dakota Ethanol recorded incentive income of approximately $400,000 from the State of South Dakota for the three-month period ended March 31, 2003 and approximately $350,000 for the three-month period ended March 31, 2002.  Dakota Ethanol’s maximum allocation per program year under the South Dakota program is $1.0 million, and Dakota Ethanol had earned its maximum allocation for the 2002-2003 program year ended June 30, 2003 by February 2003.

In addition to the limits on the Bioenergy Program incentive revenue discussed above, the incentive programs may not have sufficient funds to cover the allocations to eligible producers in future years.  Management is currently unable to predict whether there may be a funding shortfall and what the effect on Dakota Ethanol’s allocation will be.  Furthermore, although the federal government has extended the Bioenergy Program an additional five years, it is currently scheduled to expire September 30, 2007.

Interest income consists of income earned on cash on hand and short-term investments generated from operations.  For the three months ended March 31, 2003, Dakota Ethanol and Lake Area Corn Processors had $16,195 of interest income compared to $28,472 of interest income in the same period of 2002.    The decrease resulted from having less cash on hand on average during the later period because of the refinancing of the loan with the bank which utilizes cash to reduce the outstanding loan balances.

In 2000, Dakota Ethanol invested $250,000 in Ethanol Products, LLC in exchange for 200,000 capital units.  Of this amount, $50,000 was related to contract rights which are amortized over the initial five-year term of the ethanol marketing agreement.  For the three-month period ended March 31, 2003, Dakota Ethanol recorded additional income of $22,242 as a result of allocation of earnings from Ethanol Products of $24,742 net of amortization of contract rights of $2,500.  For the three months ended March 31, 2002, Dakota Ethanol recorded additional income of $15,701 as a result of allocation of earnings from Ethanol Products of $18,201 net of amortization of contract rights of $2,500.

Dakota Ethanol’s cost of revenues for the three-month period ended March 31, 2003 was approximately $14.8 million compared to $11.4 million for the same period in 2002.  The increase in cost of revenues resulted primarily from higher prices paid for corn and natural gas.  For the three months ended March 31, 2003, the average price paid per bushel of corn was $2.19 compared to the average of $1.75 for the three months ended March 31, 2002.  The average cost of natural gas was approximately 25% higher for the three months ended March 31, 2003 than for the three months ended March 31, 2002.  The difference in the costs of corn was largely the result of seasonal price fluctuations and anticipated corn production shortfalls due to weather conditions.  The increase in natural gas cost was a result of production shortages by  the natural gas industry.  Dakota Ethanol incurred general and administrative expense of approximately $1.1 million and $1.1 million and recorded interest expense of $390,448 and $589,558 on its long-term debt for the three months ended March 31, 2003 and 2002, respectively.  The decrease in interest expense was caused by refinancing the loan with the bank which utilizes excess cash to reduce the outstanding loan balances.

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

Liquidity and Capital Resources

Cash Flow From Operations.  The net cash flow from operating activities was approximately $750,000 for the three-month period ended March 31, 2003 compared to $6.2 million for the same period in 2002.  For the three-month period ended March 31, 2003, the cash flow from operations consisted of net income of $1.6 million and net non-cash expenses of $765,000 which were offset by increased working capital requirements of $1.6 million.  The change in working capital requirements was primarily a result of a $2.3 million increase in the accounts receivable balances, inventory, prepaid expenses, and investment in grain contracts offset by a $700,000 increase in accounts payable and accrued liabilities balances.  For the three-month period ended March 31, 2002, the cash flow from operations consisted of net income of $4.1 million, net non-cash expenses of $1.1 million and working capital contributions of $1.0 million.

Cash Flow From Investing Activities.  The net cash used for investing activities was $12,000 for the three-month period ended March 31, 2003 as compared to approximately $700,000 for the same period in 2002.  Dakota Ethanol spent $43,000 for investing activities during the three-month period ended March 31, 2003 to purchase various pieces of equipment.  This expenditure was offset by approximately $30,000 of distributions that Dakota Ethanol received on its investment in Ethanol Products, LLC for the three months ended March 31, 2003.

During the three-month period ended March 31, 2002, Dakota Ethanol spent approximately $740,000 for investing activities to install a thermal oxidizer for the ethanol plant. The expenditure was offset by approximately $40,000 of distributions that Dakota Ethanol received on its investment in Ethanol Products for the three months ended March 31, 2002.

Cash Flow From Financing Activities.  Net cash used for financing activities was $740,000 for the three-month period ended March 31, 2003, consisting of $525,000 for repayment of principal on long-term debt, a $1.5 million cash distribution to Lake Area Corn Processors’ members, and a $200,000 cash distribution to the Broin family members who are the minority members of Dakota Ethanol.  These payments were offset by Dakota Ethanol’s receipt of $600,000 of advances on its notes payable with First National Bank of Omaha and $900,000 of outstanding checks drawn in excess of bank balances.  Net cash used for financing activities was $5.4 million for the three-month period ended March 31, 2002, consisting of $730,000 repayment of principal on long-term debt, a $4.1 million cash dividend distribution to the Cooperative’s shareholders and a $600,000 cash distribution to the Broin family members.

First National Bank of Omaha is Dakota Ethanol’s primary lender.  Dakota Ethanol entered into a Construction Loan Agreement and Construction Note with First National Bank of Omaha as of September 25, 2000, for up to $26.6 million in debt financing to fund the balance of the construction costs for the ethanol plant.  Until construction of the ethanol plant was completed, Dakota Ethanol paid interest at First National’s national base rate plus 3% and made quarterly interest only payments to First National Bank of Omaha.  After construction was completed, the outstanding principal and interest was amortized over a ten-year period at 9% interest annually.  On July 29, 2002, Dakota Ethanol refinanced its Construction Note with First National Bank into an approximately $9.6 million variable rate note and an approximately $14.5 million fixed rate note, and on November 1, 2002, Dakota Ethanol refinanced the approximately $9.4 million outstanding balance on its variable rate note into two notes with balances of approximately $4.4 million and $5 million, in order to facilitate use of First National Bank’s cash management services.  Principal payments of $268,000 were made on the fixed rate note and $262,000 on the variable rate note during the three months ended March 31, 2003.  In addition, $594,000 was outstanding on the revolving line of credit on March 31, 2003.

Dakota Ethanol incurred approximately $390,000 in interest expense for the three months ended March 31, 2003, and approximately $590,000 in interest expense for the three months ended March 31, 2002, with the decrease being attributed to lower borrowings and lower interest rates.  In addition, for the three months ended March 31, 2002, Dakota Ethanol capitalized $15,793 of interest on its construction loan.

The fixed rate note bears 9% interest annually, requires equal quarterly payments of $581,689.91, and is due on September 1, 2011.  The variable rate notes bear interest at ..50% over the national base rate set by First National Bank of Omaha, which may be reduced if Dakota Ethanol’s ratio of indebtedness to net worth improves, with a minimum interest rate of 5% annually.  As of March 31, 2003, Dakota Ethanol’s variable rate was 5.0%.  Until July 29, 2005, Dakota Ethanol has the option to fix the variable rate notes at 2.5% over the rate published by the Federal Home Loan Bank of Topeka, Kansas at the time the note is fixed.  The $5 million variable rate note is set up as a revolving line of credit that allows Dakota Ethanol to reborrow up to $5 million of any repaid principal on a revolving basis, subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed.  There is also a prepayment penalty on both variable rate notes if Dakota Ethanol prepays in full before July 29, 2005.

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

Dakota Ethanol also has a note payable to Sioux Valley Southwestern Energy for $85,000 related to the extension of utility lines to the plant.  The loan is payable over ten years, beginning on October 1, 2001, with an effective interest rate of approximately 9%.  Principal payments of $1,214 and $1,358 were made in the three-month period ended March 31, 2003, and March 31, 2002, respectively.

The following table summarizes amounts due pursuant to our consolidated contractual obligations as of March 31, 2003:

	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$18,172,003	$3,195,341	$7,427,251	$3,410,263	$4,139,148

Electricity Purchase Commitments	2,536,600	290,400	887,700	613,200	745,300
Related Party Agreements	1,661,385	589,165	1,072,220	—	—
Total Contractual Cash Obligations	$22,369,988	$4,074,906	$9,387,171	$4,023,463	$4,884,448

Lease Commitments

During the three months ended March 31, 2003, Dakota Ethanol assigned its railcar lease agreement to Dakota Commodities, a division of Broin Enterprises, Inc.  As part of the arrangement, Dakota Ethanol has agreed to lease the railcars from Broin Enterprises for a flat rate per car per shipment.  The agreement may be terminated with 90 days notice by either party.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contract, and for hedging activities under Statement 133.  Management is reviewing this pronouncement to determine if implementation will have an effect on the financial statements.

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

Inventory Valuation

Dakota Ethanol accounts for its corn inventory at estimated net realizable market value.  Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing and has predictable and insignificant costs of disposal.  Dakota Ethanol derives its estimates from local market prices determined by grain terminals in its area.  Change in the market value of corn inventory is recognized as a component of cost of revenues.  Ethanol and DDGS inventories are stated at net realizable value.  Work-in-process, supplies, parts and chemical inventory are stated at the lower of cost or market on the first-in, first-out method.

Long-Lived Assets

Depreciation and amortization of Dakota Ethanol’s property, plant and equipment is provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets.  Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Lake Area Corn Processors’ chief executive officer and chief financial officer, after evaluating the effectiveness of Lake Area Corn Processors’ “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that the disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that Lake Area Corn Processors files with the Securities and Exchange Commission.

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

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Lake Area Corn Processors’ and Dakota Ethanol’s actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  While Lake Area Corn Processors believes that these statements are accurate, its business is dependent upon general economic conditions and various conditions specific to its industry and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made.  In particular,

•                  Although management anticipates that Dakota Ethanol’s sales will continue to grow, its operating income may be adversely impacted by a decrease in available government subsidies and incentive payments.

•                  Although management expects demand for ethanol to increase, demand is largely driven by federal and state environmental regulations, which are often subject to change.

•                  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect Dakota Ethanol’s operating results.

•                  The ethanol industry and Dakota Ethanol’s business is sensitive to corn prices.  When corn prices increase as they have been recently, Dakota Ethanol’s operating results may suffer.

•                  The ethanol industry and Dakota Ethanol’s business is sensitive to natural gas prices.  When natural gas prices increase as they have recently, Dakota Ethanol’s operating results may suffer.

•                  The ethanol industry and Dakota Ethanol may be subject to additional regulation, such as environmental restrictions, or regulatory action, which could include fines, penalties, or injunctive relief as a result of any potential excessive emissions, which could increase costs.

•                  Dakota Ethanol is dependent upon Broin Management, LLC to manage the day-to-day activities of the plant and upon Broin-related entities to market the ethanol and DDGS produced at the plant.  If any of these entities cease providing services to Dakota Ethanol, the plant’s operations may be adversely affected.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits.  See Exhibit Index following the signature page to this report.

(b)                                 Reports on Form 8-K.  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Dated: May 15, 2003
	By	/s/ Douglas Van Duyn
Douglas Van Duyn
Chief Executive Officer

CERTIFICATIONS

I, Douglas Van Duyn, certify that:

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

May 15, 2003
	By	/s/ Douglas Van Duyn
Douglas Van Duyn
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

TO

FORM 10-QSB

OF

LAKE AREA CORN PROCESSORS, LLC

Exhibit Number

Description

2.1

Plan of Reorganization(1)

3.1(i)	Articles of Organization(2)
3.1(ii)	Operating Agreement, as adopted on September 1, 2002(2)
3.1(iii)	Articles of Amendment to Articles of Organization(4)
4.1	Form of Class A Unit Certificate(3)
10.18	Memorandum of Understanding with Dakota Commodities, dated April 1, 2003
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

(4) Incorporated by reference from the same numbered exhibit to the issuer’s Form 10-QSB filed with the Commission on November 14, 2002.