Form 10QSB
period 2003-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2003-08-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended June 30, 2003

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

On August 6, 2003, the issuer had 29,620,000 Class A capital units outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2002

LAKE AREA CORN PROCESSORS, LLC

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEET (UNAUDITED)

JUNE 30, 2003

ASSETS

CURRENT ASSETS
Receivables
Ethanol - related party	$3,230,355
Distillers grains (net of allowance for doubtful accounts of $33,000)	497,482
Incentives	1,116,887
Interest and other	144,398
Inventory
Raw materials	1,657,982
Finished goods	768,102
Parts inventory	401,895
Work in process	363,290
Margin deposit	119,023
Prepaid expenses	129,080
Total current assets	8,428,494

PROPERTY AND EQUIPMENT
Land	106,394
Land improvements	2,217,724
Buildings	7,224,153
Equipment	31,146,356
40,694,627
Less accumulated depreciation	(3,806,110)
Net property and equipment	36,888,517

OTHER ASSETS
Financing costs, net of accumulated amoritzation of $118,260	184,515
Investment in Ethanol Products, LLC	221,667
406,182

$45,723,193

(continued on next page)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$1,909,736
Accounts payable	3,158,601
Accounts payable - related party	72,359
Accounts payable - construction - related party	63,574
Accrued liabilities	231,851
Current portion of notes payable	2,486,365
Total current liabilities	7,922,486

LONG-TERM NOTES PAYABLE	15,030,295

MINORITY INTEREST	2,708,287

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 issued and outstanding	14,810,000
Additional paid-in capital	96,400
Retained earnings	5,155,725
Total members’ equity	20,062,125

$45,723,193

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002

REVENUES
Sales	$32,647,127	$28,724,931	$15,366,492	$14,020,082
Incentive revenue	1,047,139	5,375,875	175,655	2,315,186
Total revenues	33,694,266	34,100,806	15,542,147	16,335,268

COST OF REVENUES	29,412,974	22,949,688	14,568,557	11,554,804

GROSS PROFIT	4,281,292	11,151,118	973,590	4,780,464

EXPENSES
General and administrative	2,117,458	2,268,053	1,008,127	1,196,933
Total expenses	2,117,458	2,268,053	1,008,127	1,196,933

INCOME FROM OPERATIONS	2,163,834	8,883,065	(34,537)	3,583,531

OTHER INCOME (EXPENSE)
Gain from Ethanol Products, LLC	29,847	17,441	7,604	1,740
Interest and other income	27,883	64,036	11,688	35,564
Interest expense	(751,887)	(1,112,733)	(361,438)	(523,175)
Total other income (expense)	(694,157)	(1,031,256)	(342,146)	(485,871)

NET INCOME (LOSS) BEFORE MINORITY INTEREST	1,469,677	7,851,809	(376,683)	3,097,660

MINORITY INTEREST IN SUBSIDIARY	(189,334)	(963,541)	42,341	(381,386)

NET INCOME (LOSS)	$1,280,343	$6,888,268	$(334,342)	$2,716,274

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.04	$0.23	$(0.01)	$0.09

WEIGHTED AVERAGE UNITS OF EQUITY STOCK OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002

OPERATING ACTIVITIES
Net income	$1,280,343	$6,888,268
Changes to income not affecting cash
Depreciation	1,077,365	1,001,594
Amortization	42,552	31,261
Minority interest in subsidiary	189,334	963,541
Gain on investment in Ethanol Products, LLC	(34,847)	(18,201)
(Increase) decrease in
Receivables	(330,569)	1,817,145
Inventory	(383,557)	8,321
Prepaid expenses	(90,665)	27,030
Margin deposit	293,710	(536,157)
Increase (decrease) in
Accounts payable	(889,717)	(879,248)
Accrued liabilities	(107,488)	(438,365)

NET CASH FROM OPERATING ACTIVITIES	1,046,461	8,865,189

INVESTING ACTIVITIES
Distribution from Ethanol Products, LLC	65,429	61,397
Purchase of property and equipment	(170,704)	(1,402,358)

NET CASH USED FOR INVESTING ACTIVITIES	(105,275)	(1,340,961)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	1,333,934	—
Notes payable issued	1,230,000	—
Principal payments on notes payable	(1,815,911)	(2,452,098)
Additional paid in capital received		400
Distributions paid to minority member	(208,209)	(606,782)
Distributions paid to LACP members	(1,481,000)	(4,072,755)

NET CASH USED FOR FINANCING ACTIVITIES	(941,186)	(7,131,235)

NET INCREASE IN CASH	—	392,991

CASH AT BEGINNING OF PERIOD	—	6,079,625

CASH AT END OF PERIOD	$—	$6,472,616

(continued on next page)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — page 2

	2003	2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$751,887	$1,112,733

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Accrued interest incurred and capitalized	$—	$43,059

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC (LACP or the Company), formerly Lake Area Corn Processors Cooperative (Cooperative), is a South Dakota limited liability company located near Wentworth, South Dakota. The Company was originally organized by investors as a South Dakota cooperative to hold a majority interest and provide a portion of the corn supply for a 40 million-gallon (annual capacity) ethanol plant near Wentworth called Dakota Ethanol, LLC (Dakota Ethanol).

On April 2, 2001, the Cooperative formed the Company for the purpose of reorganizing the Cooperative into a limited liability company. On August 20, 2002, the members of the Cooperative approved the reorganization which became effective as of the close of business on August 31, 2002. The transaction included an exchange of interests whereby the assets and liabilities of the Cooperative were transferred for capital units of the Company originally named Lake Area Ethanol, LLC. For financial statement purposes, no gain or loss was recorded as a result of the exchange transaction.

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

(continued on next page)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

(continued on next page)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The FASB has issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Statement establishes standards for how an issuer classifies and measures certain financial instruments.

The FASB has issued Interpretation No. 45 regarding Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This Interpretation elaborates on disclosures made by a guarantor and recognition of liabilities related to guarantees of liabilities of others.

Management does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

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

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, and net worth requirements. Dakota Ethanol was in compliance with the covenants as of June 30, 2003. The note also includes terms whereby 10% of Dakota Ethanol’s excess cash flow is payable annually to reduce the principal balance on the note, with no more than 80% of excess cash flow available for distribution to Dakota Ethanol’s members without prior approval of the bank. The note is collateralized by the ethanol plant, which had a net book value of approximately $36,900,000 as of June 30, 2003. The note is subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.

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

(continued on next page)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The balance of Term Note 4 is due and payable in quarterly installments of $329,777 commencing January 1, 2003, through September 1, 2011. The installment will first be applied to the accrued interest on Term Note 5, and the remainder will be applied to accrued interest and principal of Term Note 4. Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate (5.0 percent at June 30, 2003). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.

The balance of Term Note 5 is due and payable in quarterly installments of interest only commencing January 1, 2003, through September 1, 2011. Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate (5.0 percent at June 30, 2003). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect to utilize this feature, the Bank will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000 availability. In addition, the Bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed.

Dakota Ethanol also incurred a note payable related to the extension of utility lines to the plant. The loan is payable over ten years, beginning on October 1, 2001 with an effective interest rate of approximately 9 percent, and a final maturity of September 1, 2011.

The balance of the notes payable are as follows:

June 30, 2003
(unaudited)

Notes payable to First National Bank, Omaha, Nebraska
Term Note 2	$12,926,949
Term Note 4	3,284,096
Term Note 5	1,230,000
Utility line extension note	75,615
17,516,660
Less current portion	(2,486,365)

$15,030,295

Minimum principal payments for the next five years are as follows:

Twelve Months Ended June 30,	Amount

2004	$2,486,365
2005	2,492,232
2006	2,675,055
2007	2,578,327
2008	1,724,933

Minimum principal payments for the twelve months ending June 30, 2004 include approximately $163,000 related to the calculation of additional principal to the Bank based on excess cash flow.

Interest capitalized totaled $0 and $43,059 for the six months ended June 30, 2003 and 2002, respectively.

(continued on next page)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Company and Dakota Ethanol have entered into contracts and agreements regarding the operation and management of the ethanol plant. The following are items of significance that have been updated during the three months ended June 30, 2003.

During the six months ended June 30, 2003, the Company assigned its rail car lease to Dakota Commodities. As part of the arrangement, the Company has agreed to lease the rail cars for a flat rate per car per shipment. The agreement may be terminated with 90 days notice by either party.

Minimum payments related to commitments and agreements for electricity and with related parties for management and other services are summarized in the following table:

Twelve Months Ending June 30,	Electricity Agreement	Related Party Agreements	Total

2004	$290,400	$572,000	$862,400
2005	290,400	553,000	843,400
2006	297,000	200,000	497,000
2007	303,600	—	303,600
2008	306,000	—	306,000
2009-2012	976,600	—	976,600

Total	$2,464,000	$1,325,000	$3,789,000

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $1,033,554 has been earned for the USDA program year ended September 30, 2003. Incentive revenue of $569,083 and $92,322 was recorded for the six and three months ended June 30, 2003. Incentive revenue of $4,782,799 and $2,069,882 was recorded for the six and three months ended June 30, 2002.

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $478,056 and $83,333 was recorded for the six and three months ended June 30, 2003. Incentive revenue of $593,077 and $245,305 was recorded for the six and three months ended June 30, 2002. Dakota Ethanol earned its maximum allocation during February of 2003 for the program year ended June 30, 2003.

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

Results of Operations

Lake Area Corn Processors reported a net loss of $334,000 for the three months ended June 30, 2003, consisting of $35,000 of operating loss, $361,000 of interest expense, $42,000 of loss allocated to the minority interest in Dakota Ethanol offset by $19,000 of other income.  Net income for Lake Area Corn Processors for the three months ended June 30, 2002 was $2,716,000, consisting of $3,583,000 of operating income and $37,000 of other income offset by $523,000 of interest expense and $381,000 of income allocated to the minority interest in Dakota Ethanol.  The net loss for the second quarter of 2003, as compared to net income for the second quarter of 2002, was primarily a result of increased corn and natural gas costs and decreased incentive income.  Net income for Lake Area Corn Processors for the six months ended June 30, 2003 was $1,280,000, consisting of $2,164,000 of operating income and $60,000 of other income offset by $752,000 of interest expense, and $189,000 of income allocated to the minority interest in Dakota Ethanol. Net income for the six-month period ended June 30, 2002 was $6,890,000. The decrease in net income for the six months ended 2003, as compared to the six months ended 2002, was primarily the result of increased corn and natural gas costs and decreased incentive income.

Net sales for the three months ended June 30, 2003 were approximately $15.4 million, consisting of $12.8 million in sales of ethanol (83%) and $2.6 million in sales of DDGS (17%).  Net sales for the three months ended June 30, 2002 were approximately $14.0 million, consisting of $11.8 million in sales of ethanol (84%) and $2.3 million in sales of DDGS (16%). The increase in net sales of ethanol was due primarily to increased ethanol prices.  The average sales price of ethanol per gallon was approximately 10% higher for the three months ended June 30, 2003 than for the three months ended June 30, 2002.  Net sales for the six months ended June 30, 2003 were approximately $32.6 million, consisting of $27.2 million in sales of ethanol (83%) and $5.5 million in sales of DDGS (17%).  Net sales for the six months ended June 30, 2002 were approximately $28.7 million, consisting of $24.0 million in sales of ethanol (84%) and $4.7 million in sales of DDGS (16%).  The increase in net sales of ethanol for the six months ended 2003, as compared to the six months ended 2002, was primarily the result of increased sales volume and increased ethanol prices.

In addition to sales revenue, Dakota Ethanol recorded incentive revenue of approximately $176,000 during the three months ended June 30, 2003 and approximately $2.3 million during the three months ended June 30, 2002.  Incentive revenue consists of income received from federal and state governments in connection with Dakota Ethanol’s ethanol production.  For the three-month period ended June 30, 2003, Dakota Ethanol recorded $92,000 of incentive income from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program compared to approximately

$2.1 million for the same period in 2002.  For the six-month period ended June 30, 2003, Dakota Ethanol recorded $569,000 of incentive revenue under the Bioenergy Program, compared to $4.8 million for the six-month period ended June 30, 2002. The significant decreases between the three and sixth month periods from 2003 to 2002 results from the fact that the incentive payments are based on the increase in gallons of ethanol produced when compared to the same quarter of the prior year.  Therefore, Dakota Ethanol received lower payments under this program in the period ended June 30, 2003 because the increase in its production of ethanol was less than the same period for its first period of production ending June 30, 2002.  Management anticipates that it may continue to receive less incentive income under the Bioenergy Program because it will not experience the large increases in gallons of ethanol produced compared to the plant’s initial year of operations unless the plant’s production capacity is expanded.

Dakota Ethanol recorded incentive income of approximately $83,000 from the State of South Dakota for the three-month period ended June 30, 2003 and approximately $245,000 for the three-month period ended June 30, 2002.  Dakota Ethanol received approximately $478,000 from the State of South Dakota for the six-month period ended June 30, 2003 and approximately $593,000 for the six-month period ended June 30, 2002. Dakota Ethanol’s maximum allocation per program year under the South Dakota program is $1.0 million, and Dakota Ethanol had earned its maximum allocation for the 2002-2003 program year ended June 30, 2003 by February 2003.

In addition to the limits on the Bioenergy Program incentive revenue discussed above, the incentive programs may not have sufficient funds to cover the allocations to eligible producers in future years.  Management is currently unable to predict whether there may be a funding shortfall and what the effect on Dakota Ethanol’s allocation will be as a result.  Furthermore, although the federal government has extended the Bioenergy Program an additional five years, it is currently scheduled to expire September 30, 2007.

Interest income consists of income earned on cash on hand and short-term investments generated from operations. For the three months ended June 30, 2003, Dakota Ethanol and Lake Area Corn Processors had $11,688 of interest income compared to $35,564 of interest income in the same period of 2002. For the six-month period ended June 30, 2003, Dakota Ethanol and Lake Area Corn Processors had $27,883 of interest income compared to $64,036 of interest income in the same period of 2002.

In 2000, Dakota Ethanol invested $250,000 in Ethanol Products, LLC in exchange for 200,000 capital units.  Of this amount, $50,000 was related to contract rights which are amortized over the initial five-year term of the ethanol marketing agreement.  For the three-month period ended June 30, 2003, Dakota Ethanol recorded additional income of $7,604 as a result of allocation of earnings from Ethanol Products of $10,104 net of amortization of contract rights of $2,500.  For the three months ended June 30, 2002, Dakota Ethanol recorded additional income of $1,740 as a result of allocation of earnings from Ethanol Products of $4,240 net of amortization of contract rights of $2,500. For the six-month period ended June 30, 2003, Dakota Ethanol recorded $29,847 of income as a result of allocation of earnings from Ethanol Products compared to $17,441 for the period ending June 30, 2002.

Dakota Ethanol’s cost of revenues for the three-month period ended June 30, 2003 was approximately $14.6 million (95% of sales) compared to $11.6 million (82% of sales) for the same period in 2002.  The increase in cost of revenues resulted primarily from higher prices paid for corn and natural gas.  The average price per bushel of corn was approximately 19% higher for the three months ended June 30, 2003 than for the three months ended June 30, 2002.  The average cost of natural gas was approximately 68% higher for the three months ended June 30, 2003 than for the three months ended June 30, 2002.  The difference in the cost of corn was largely the result of price fluctuations due to lower crop production and reduced carryout.  The increase in natural gas cost was a result of production shortages experienced in the natural gas industry and a decrease in the amount of natural gas in storage.

Dakota Ethanol’s cost of revenues for the six-month period ended June 30, 2003 was approximately $29.4 million (90% of sales), as compared to $23.0 million (80% of sales) for the six-month period ended June 30, 2002.  The increase in cost of revenues as a percentage of sales resulted primarily from higher prices paid for corn and natural gas.  The average price per bushel of corn was approximately 22% higher for the six months ended June 30, 2003 than for the six months ended June 30, 2002.  The average cost of natural gas was approximately 48% higher for the six months ended June 30, 2003 than for the six months ended June 30, 2002.  The difference in the cost of corn was largely the result of price fluctuations due to lower crop production and reduced carryout.  The increase in natural gas cost was a result of production shortages in the natural gas industry and a decrease in the amount of natural gas in storage.  Management anticipates that the price of natural gas will continue to remain high in the foreseeable future which, until the production shortfall and storage deficiency is corrected, will have an adverse effect on Dakota Ethanol’s cost of revenues and therefore gross profit.

Dakota Ethanol incurred general and administrative expense of approximately $1.0 million and recorded interest expense of $361,000 on its long-term debt for the three months ended June 30, 2003, compared to general and administrative expense of approximately $1.2 million and interest expense of $523,000 on its long-term debt for the three months ended June 30, 2002.  Dakota Ethanol incurred general and administrative expense of approximately $2.1 million and recorded interest expense of $752,000 on its long-term debt for the six months ended June 30, 2003, compared to general and administrative expense of approximately $2.3 million and interest expense of $1.1 million on its long-term debt for the six months ended June 30, 2002. The decrease in general and administrative expense between the quarter and year-to-date periods of 2003 and 2002 was primarily due to paying a lower management incentive fee as the result of Dakota Ethanol’s reduction in net income.  The decrease in interest expense on the long-term debt between periods was due to paying a lower interest rate and a decrease in principal outstanding on the variable rate notes.

Dakota Ethanol expects to continue operating its plant at, or above, name-plate capacity for the next twelve months.  Dakota Ethanol expects to have sufficient cash from operations to cover its operating and administrative costs and intends to fund working capital, capital expenditures, and debt service obligations for the next twelve months primarily through cash flows generated from its operating activities.

On July 17, 2003, the United States Court of Appeals for the Ninth Circuit vacated the U.S. Environmental Protection Agency’s decision of June 2001 which denied the state of California’s request for waiver from the oxygenated fuel requirement of the 1990 Clean Air Act Amendments. The court, in its decision, remanded the matter to the EPA to reconsider California’s request for waiver from the oxygenated requirements. The oxygenated requirement resulted from the 1990 Clean Air Act Amendments when Congress required the use of a reformulated gasoline in certain high smog-ozone areas in the United States. Congress required that the reformulated gasoline contain at least 2% oxygen by weight, the two primary choices of oxygenates being ethanol and methyl tertiary butyl ether (“MTBE”). In April 1999, California requested that the EPA waive the oxygen requirement for California, asserting that it could comply with air emission requirements of the Clean Air Act without a mandatory oxygen content through the use of a non-ethanol based reformulated gasoline called CaRFG3. In June 2001, however, the EPA denied California’s request for waiver from the oxygenated requirement. In addition, after determining that MTBE was a public health threat, California decided to ban MTBE entirely by January 1, 2004, consequently resulting in ethanol being the primary means to meet the two percent oxygenated fuel requirement. In anticipation of the MTBE ban in California and as a result of the EPA’s denial of California’s waiver request, many refineries in California have been incorporating ethanol into the refinery process to comply with the oxygenated fuel requirement. If the EPA reverses its June 2001 decision, it is uncertain whether refineries would switch to or commence using CaRFG3 in California or continue to incorporate and use ethanol.  If the EPA reverses its decision and a significantly large number of refineries did indeed switch to or commence using CaRFG3 in California, it would likely harm Dakota Ethanol’s and the ethanol industry’s efforts to expand the sales of ethanol.

Liquidity and Capital Resources

Cash Flow From Operations.  The net cash flow from operating activities was approximately $1.0 million for the six-month period ended June 30, 2003 compared to $8.9 million for the same period in 2002.   For the six-month period ended June 30, 2003, the cash flow from operations consisted of net income of $1.3 million and net non-cash expenses of $1.3 million, which were offset by increased working capital requirements of $1.5 million.  The change in working capital requirements was primarily a result of increased inventories and decreased payables. For the six-month period ended June 30, 2002, the cash flow from operations consisted of net income of $6.9 million and net non-cash expenses of $2.0 million.

Cash Flow From Investing Activities.  The net cash used for investing activities was $105,000 for the six-month period ended June 30, 2003 as compared to approximately $1.3 million for the same period in 2002.  Dakota Ethanol spent $170,000 for investing activities during the six-month period ended June 30, 2003 to purchase various pieces of production equipment.  This expenditure was offset by approximately $65,000 of distributions that Dakota Ethanol received on its investment in Ethanol Products, LLC for the six months ended June 30, 2003.

During the six-month period ended June 30, 2002, Dakota Ethanol spent approximately $1.4 million for investing activities to install a thermal oxidizer for the ethanol plant. The expenditures were offset by approximately $60,000 of distributions that Dakota Ethanol received on its investment in Ethanol Products for the six months ended June 30, 2002.

Cash Flow From Financing Activities.  Net cash used for financing activities was $940,000 for the six-month period ended June 30, 2003, consisting of $1.8 million for repayment of principal on long-term debt, a $1.5 million cash distribution to Lake Area Corn Processors’ members, and a $200,000 cash distribution to the minority members of Dakota Ethanol.  These payments were offset by Dakota Ethanol’s receipt of $1.2 million of advances on its notes payable interest with First National Bank of Omaha and $1.3 million of outstanding checks drawn in excess of bank balances.  Net cash used for financing activities for the six months ended June 30, 2002 was $7.1 million, consisting of $2.5 million for repayment of principal on long-term debt, a $4.1 million cash dividend distribution to Lake Area Corn Processors’ members and a $600,000 cash distribution to the minority members of Dakota Ethanol.

First National Bank of Omaha is Dakota Ethanol’s primary lender.  Dakota Ethanol entered into a Construction Loan Agreement and Construction Note with First National Bank of Omaha as of September 25, 2000, for up to $26.6 million in debt financing to fund the balance of the construction costs for the ethanol plant.  Until construction of the ethanol plant was completed, Dakota Ethanol paid interest at First National’s national base rate plus 3% and made quarterly interest only payments to First National Bank of Omaha.  After construction was completed, the outstanding principal and interest was amortized over a ten-year period at 9% interest annually.  On July 29, 2002, Dakota Ethanol refinanced its Construction Note with First National Bank into an approximately $9.6 million variable rate note and an approximately $14.5 million fixed rate note, and on November 1, 2002, Dakota Ethanol refinanced the approximately $9.4 million outstanding balance on its variable rate note into two variable notes with balances of approximately $4.4 million and $5 million, in order to facilitate use of First National Bank’s cash management services. The fixed rate note bears 9% interest annually and is due on September 1, 2011.  The variable rate notes bear interest at .50% over the national base rate set by First National Bank of Omaha, which may be reduced if Dakota Ethanol’s ratio of indebtedness to net worth improves, with a minimum interest rate of 5% annually.  As of June 30, 2003, Dakota Ethanol’s variable rate was 5.0%.  Until July 29, 2005, Dakota Ethanol has the option to fix the variable rate notes at 2.5% over the rate published by the Federal Home Loan Bank of Topeka, Kansas at the time the note is fixed.  The $5 million variable rate note is set up as a revolving line of credit that allows Dakota Ethanol to reborrow up to $5 million of any repaid principal on a revolving basis, subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed.  There is also a prepayment penalty on both variable rate notes if Dakota Ethanol prepays in full before July 29, 2005.   Principal payments of $989,702 were made on the fixed rate note and $823,455 on the variable rate note during the six months ended June 30, 2003.  In addition, $1,230,000 was outstanding on the revolving line of credit as of June 30, 2003.

Dakota Ethanol incurred approximately $750,000 in interest expense for the six months ended June 30, 2003, and approximately $1.1 million in interest expense for the six months ended June, 2002, with the decrease being attributed to paying a lower interest rate and a decrease in principal outstanding on the variable rate notes.  In addition, for the six months ended June 30, 2002, Dakota Ethanol capitalized $43,000 of interest on its construction loan.

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

Dakota Ethanol also has a note payable to Sioux Valley Southwestern Energy for $85,000 related to the extension of utility lines to the plant.  The loan is payable over ten years, beginning on October 1, 2001, with an effective interest rate of approximately 9%.  Principal payments of $2,754 were made in the six-month period ended June 30, 2003, compared to the payment of $3,282 for the six-month period ended June 30, 2002.

The following table summarizes amounts due pursuant to our consolidated contractual obligations as of June 30, 2003:

		Payment Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$17,516,660	$2,486,365	$7,745,614	$3,612,321	$3,672,360
Electricity Purchase Commitments	2,464,000	290,400	891,000	614,400	668,200
Related Party Agreements	1,324,164	571,665	752,499	—	—
Total Contractual Cash Obligations	$21,304,824	$3,348,430	$9,389,113	$4,226,721	$4,340,560

Lease Commitment

In March of 2003, Dakota Ethanol assigned its railcar lease agreement to Dakota Commodities, a division of Broin Enterprises, Inc. As part of the arrangement, Dakota Ethanol has agreed to lease the railcars from Broin Enterprises for a flat rate per car per shipment. The agreement may be terminated with 90 days notice by either party.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has recently issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

The FASB has issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments.

The FASB has issued Interpretation No. 45 regarding Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others. This Interpretation elaborates on disclosures made by a guarantor and recognition of liabilities related to guarantees of liabilities of others.

Management does not anticipate the implementation of these pronouncements to have a significant effect on the financial statements.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported.  Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates.  Management continually evaluates these estimates based on historical experience and other assumptions we believe to be reasonable under the circumstances.

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

Accounting for Derivative Instruments and Hedging Activities

Dakota Ethanol minimizes the effects of changes in the price of agricultural commodities by engaging Broin Management, LLC to use exchange-traded futures and options contracts to minimize its net positions in these inventories and contracts.  Dakota Ethanol accounts for changes in market value on exchange-traded futures and option contracts at exchange values. Dakota Ethanol also accounts for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in its area.  Changes in the market value of all these contracts are recognized in earnings as a component of cost of revenues.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Lake Area Corn Processors’ chief executive officer and chief financial officer, after evaluating the effectiveness of Lake Area Corn Processors’ “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report (the “Evaluation Date”), have concluded that the disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that Lake Area Corn Processors files with the Securities and Exchange Commission.

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

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Lake Area Corn Processors’ and Dakota Ethanol’s actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  While Lake Area Corn Processors believes that these statements are accurate, its business is dependent upon general economic conditions and various conditions specific to its industry and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made.  In particular,

•                  Although management anticipates that Dakota Ethanol will sell all of the products it produces, its operating income may be adversely impacted by a decrease in available government subsidies and incentive payments.

•                  Although management expects demand for ethanol to increase, demand is largely driven by federal and state environmental regulations, which are often subject to change.

•                  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect Dakota Ethanol’s operating results.

•                  The ethanol industry and Dakota Ethanol’s business is sensitive to corn prices.  When corn prices increase, Dakota Ethanol’s operating results may suffer.

•                  The ethanol industry and Dakota Ethanol’s business is sensitive to natural gas prices.  When natural gas prices increase, as they have recently, Dakota Ethanol’s operating results may suffer.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At Lake Area Corn Processors’ annual meeting of members held on April 8, 2003 in Madison, South Dakota at the Dakota Prairie Playhouse, a new board of managers was elected to fill seven of seven open seats. Prior to the Annual Meeting, the board of managers of Lake Area Corn Processors elected to reduce the size of the board from twelve to seven members.

At the Annual Meeting, the following persons were elected to the board of managers by the members: Ronald Alverson, Todd Brown, Dale Schut, Dale Thompson, Douglas Van Duyn, Gregory Van Zanten, and Brian Woldt.  All of the nominees and newly elected managers had previously served on the board of managers for Lake Area Corn Processors prior to the Annual Meeting.

The nominees and voting results of the Annual Meeting were as follows:

Class A Nominees	Term Expires	For	Elected
Ronald Alverson	2006	309	Yes
Todd Brown	2005	219	Yes
Dale Bunkers	—	151	No
Doyle Paul	—	166	No
Dale Schut	2004	181	Yes
Dale Thompson	2005	263	Yes
Douglas Van Duyn	2004	249	Yes
Gregory Van Zanten	2006	271	Yes
Brian Woldt	2005	259	Yes

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

LAKE AREA CORN PROCESSORS, LLC

Dated: August 14, 2003
	By	/s/ Douglas Van Duyn
Douglas Van Duyn
Chief Executive Officer

EXHIBIT INDEX
TO
FORM 10-QSB
OF
LAKE AREA CORN PROCESSORS, LLC

Exhibit Number

Description

2.1

Plan of Reorganization(1)

3.1(i)	Articles of Organization(2)
3.1(ii)	Operating Agreement, as adopted on September 1, 2002(2)
3.1(iii)	Articles of Amendment to Articles of Organization(4)
3.2	Amendment to Operating Agreement
4.1	Form of Class A Unit Certificate(3)
31	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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