Form 10QSB
period 2003-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2003-11-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended September 30, 2003

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

On November 3, 2003, the issuer had 29,620,000 Class A capital units outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

LAKE AREA CORN PROCESSORS, LLC

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2003

ASSETS

CURRENT ASSETS
Receivables
Ethanol - related party	$3,603,409
Distillers grains (net of allowance for doubtful accounts of $48,000)	641,309
Incentives	349,222
Interest and other	142,773
Inventory
Raw materials	414,052
Finished goods	1,092,127
Parts inventory	420,206
Work in process	296,072
Margin deposit	797,088
Prepaid expenses	181,109
Total current assets	7,937,367

PROPERTY AND EQUIPMENT
Land	106,394
Land improvements	2,235,824
Buildings	7,224,153
Equipment	31,236,042
40,802,413
Less accumulated depreciation	(4,349,293)
Net property and equipment	36,453,120

OTHER ASSETS
Financing costs, net of accumulated amoritzation of $118,260	165,689
Investment in Ethanol Products, LLC	219,167
384,856

$44,775,343

(continued on next page)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$717,380
Accounts payable	2,412,827
Accounts payable - related party	87,715
Accounts payable - construction - related party	61,950
Accrued liabilities	363,512
Current portion of notes payable	2,576,159
Total current liabilities	6,219,543

LONG-TERM NOTES PAYABLE	15,019,884

MINORITY INTEREST	2,802,803

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 issued and outstanding	14,810,000
Additional paid-in capital	96,400
Retained earnings	5,826,713
Total members’ equity	20,733,113

$44,775,343

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002

REVENUES
Sales	$49,295,031	$43,314,313	$16,647,904	$14,589,382
Incentive revenue	1,241,873	5,638,914	194,734	263,039
Total revenues	50,536,904	48,953,227	16,842,638	14,852,421

COST OF REVENUES	44,086,588	35,717,988	14,649,423	12,768,300

GROSS PROFIT	6,450,316	13,235,239	2,193,215	2,084,121

EXPENSES
General and administrative	3,182,394	3,322,367	1,089,127	1,054,314
Total expenses	3,182,394	3,322,367	1,089,127	1,054,314

INCOME FROM OPERATIONS	3,267,922	9,912,872	1,104,088	1,029,807

OTHER INCOME (EXPENSE)
Gain from Ethanol Products, LLC	57,823	47,932	27,976	30,491
Interest and other income	31,723	82,432	3,840	18,396
Interest expense	(1,122,286)	(1,581,165)	(370,400)	(468,432)
Total other income (expense)	(1,032,740)	(1,450,801)	(338,584)	(419,545)

NET INCOME BEFORE INCOME TAXES	2,235,182	8,462,071	765,504	610,262

BENEFIT FROM INCOME TAXES	—	49,953	—	49,953

NET INCOME BEFORE MINORITY INTEREST	2,235,182	8,512,024	765,504	660,215

MINORITY INTEREST IN SUBSIDIARY	(283,850)	(1,046,683)	(94,516)	(83,142)

NET INCOME	$1,951,332	$7,465,341	$670,988	$577,073

BASIC AND DILUTED EARNINGS PER UNIT	$0.07	$0.25	$0.02	$0.02

DISTRIBUTION PER UNIT	$0.05	$0.28	$—	$0.14

WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002

OPERATING ACTIVITIES
Net income	$1,951,332	$7,465,341
Changes to income not affecting cash
Depreciation	1,620,549	1,531,331
Amortization	63,877	51,739
Minority interest in subsidiary	283,850	1,046,683
Gain on investment in Ethanol Products, LLC	(65,323)	(55,432)
(Increase) decrease in
Receivables	(78,160)	4,062,924
Inventory	561,644	(119,702)
Prepaid expenses	(142,694)	35,449
Margin deposit	(360,745)	(328,918)
Increase (decrease) in
Accounts payable	(1,620,134)	(1,936,611)
Accrued liabilities	24,173	(318,231)

NET CASH FROM OPERATING ACTIVITIES	2,238,369	11,434,573

INVESTING ACTIVITIES
Distribution from Ethanol Products, LLC	95,906	98,628
Purchase of property and equipment	(280,115)	(1,730,785)

NET CASH USED FOR INVESTING ACTIVITIES	(184,209)	(1,632,157)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	141,576	—
Notes payable issued	1,854,000	911,467
Principal payments on notes payable	(2,360,527)	(7,067,729)
Financing costs paid	—	(96,236)
Proceeds from issuance of stock	—	600
Distributions paid to minority members	(208,209)	(1,156,782)
Distributions paid to LACP members	(1,481,000)	(8,145,505)

NET CASH USED FOR FINANCING ACTIVITIES	(2,054,160)	(15,554,185)

NET INCREASE IN CASH	—	(5,751,769)

CASH AT BEGINNING OF PERIOD	—	6,079,625

CASH AT END OF PERIOD	$—	$327,856

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

Environmental Liabilities

Dakota Ethanol’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require Dakota Ethanol to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, Dakota Ethanol has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when Dakota Ethanol’s liability is probable and the costs can be reasonably estimated.

Reclassifications

Certain amount on the 2002 financial statements have been reclassified to conform to the current year classification.  Such reclassifications had no effect on previously reported net income.

(continued on next page)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Management does not expect the implementation of the above pronouncements to have a significant effect on the Company’s financial statements.

The FASB has issued Interpretation No. 45 regarding Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This Interpretation elaborates on disclosures made by a guarantor and recognition of liabilities related to guarantees of liabilities of others. Management is reviewing this interpretation to determine the potential impact on the financial statements (see Note 5).

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

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. Dakota Ethanol was in compliance with the covenants as of September 30, 2003. The note also includes terms whereby 10% of Dakota Ethanol’s excess cash flow is payable annually to reduce the principal balance on the note, with no more than 80% of excess cash flow available for distribution to Dakota Ethanol’s members without prior approval of the bank. The note is collateralized by the ethanol plant, which had a net book value of approximately $36,450,000 as of September 30, 2003. The note is subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.

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

(continued on next page)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The balance of Term Note 4 is due and payable in quarterly installments of $329,777, commencing January 1, 2003, through September 1, 2011. The installment will first be applied to the accrued interest on Term Note 5, and the remainder will be applied to accrued interest and principal of Term Note 4. Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate (5.0 percent at September 30, 2003). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.

The balance of Term Note 5 is due and payable in quarterly installments of interest only commencing January 1, 2003, through September 1, 2011. Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate (5.0 percent at September 30, 2003). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect to utilize this feature, the Bank will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000 availability. In addition, the Bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed.

Dakota Ethanol also incurred a note payable related to the extension of utility lines to the plant. The loan is payable over ten years, beginning on October 1, 2001, with an effective interest rate of approximately 9 percent, and a final maturity of September 1, 2011.

The balance of the notes payable are as follows:

September 30, 2003
(unaudited)

Notes payable to First National Bank, Omaha, Nebraska
Term Note 2	$12,642,509
Term Note 4	3,025,355
Term Note 5	1,854,000
Utility line extension note	74,179
17,596,043
Less current portion	(2,576,159)

$15,019,884

Minimum principal payments for the next five years are as follows:

Twelve Months Ended September 30,	Amount

2004	$2,576,159
2005	2,502,412
2006	2,687,006
2007	3,037,294
2008	1,763,564

Minimum principal payments for the twelve months ending September 30, 2004 include approximately $244,000 related to the calculation of additional principal to the Bank based on excess cash flow.

(continued on next page)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest capitalized totaled $0 and $43,059 for the nine months ended September 30, 2003 and 2002, respectively. Interest paid, net of capitalized interest, was $1,122,286 and $2,179,428, for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 4 -       COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Minimum payments related to commitments and agreements for electricity and with related parties for management and other services are summarized in the following table:

Twelve Months Ending September 30,	Electricity Agreement	Related Party Agreements	Total

2004	$290,400	$625,000	$915,400
2005	290,400	566,700	857,100
2006	300,300	183,300	483,600
2007	303,600	—	303,600
2008	307,200	—	307,200
2009-2012	899,500	—	899,500

Total	$2,391,400	$1,375,000	$3,766,400

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $795,732 has been earned for the USDA program year ended September 30, 2003. Incentive revenue of $513,817 was recorded for the nine months ended September 30, 2003.  For the three months ended September 30, 2003 incentive revenue (expense) was ($55,267) because the amount collected was less than the amount estimated through June 30, 2003. Incentive revenue of $4,782,799 and $0 was recorded for the nine and three months ended September 30, 2002.

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $728,056 and $250,000 was recorded for the nine and three months ended September 30, 2003. Incentive revenue of $856,116 and $263,039 was recorded for the nine and three months ended September 30, 2002. Dakota Ethanol earned its maximum allocation during February of 2003 for the program year ended June 30, 2003.

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

NOTE 5 -       SUBSEQUENT EVENTS

On September 23, 2003 Dakota Ethanol agreed to guarantee a taxable bond to be issued by Lake County, South Dakota related to the refunding of the original tax increment bond issued by Lake County. The amount of the guarantee is expected to be approximately $1,323,000.  Final closing by Lake County is expected to take place subsequent to September 30, 2003.

(continued on next page)

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

Results of Operations

Comparison of the three months ended September 30, 2003 and 2002.

Net Sales—Net sales for the three months ended September 30, 2003 were approximately $16.6 million, consisting of $14.0 million in sales of ethanol (84%) and $2.6 million in sales of DDGS (16%).  Net sales for the three months ended September 30, 2002 were approximately $14.6 million, consisting of $12.4 million in sales of ethanol (85%) and $2.2 million in sales of DDGS (15%). The increase in net sales of ethanol was due primarily to an increase in ethanol values. The average sales price of ethanol per gallon was approximately 10% higher for the three months ended September 30, 2003 than for the three months ended September 30, 2002. Total sales’ volume and the average price per ton of DDGS increased by 9% for the three months ended September 30, 2003, compared to the three months ended September 30, 2002.

In addition to sales revenue, Dakota Ethanol recorded incentive revenue of approximately $195,000 during the three months ended September 30, 2003 and approximately $260,000 during the three months ended September 30, 2002.  Incentive revenue consists of income received from federal and state governments in connection with Dakota Ethanol’s ethanol production.  For the three months ended September 30, 2003, Dakota Ethanol recorded a net expense of $55,000 to the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program, compared to no income for the same period in 2002. The net expense of $55,000 is composed of $185,000 of incentive income earned during the third quarter 2003 and a $240,000 shortfall in payments of incentive income recorded in prior quarters.  The shortfall in payments, which was recorded as a reduction to revenue for the three months ended September 30, 2003, resulted from insufficient funding under the Bioenergy Program. During the first three quarters of the 2003 Bioenergy Program year (October 1, 2002-June 30, 2003), the applications for payment from participants in the program exceeded the available funding limit. As a result, the United States Department of Agriculture in August 2003 adjusted the payment for most participants in order to stay within the funding limit, resulting in a payment to most participants, including Dakota Ethanol, for less than that which they originally qualified for at the time of application.

Dakota Ethanol recorded incentive income of approximately $250,000 from the State of South Dakota for the three months ended September 30, 2003 and approximately $260,000 for the three months ended September 30, 2002. Dakota Ethanol’s maximum allocation per program year (July 1 through July 30) under the South Dakota program is $1.0 million.

The incentive programs may not have sufficient funds to cover the allocations to eligible producers in future years, as recently experienced with the Bioenergy Program.  Management is currently unable to predict whether there may be a funding shortfall, whether the funding shortfall in the Bioenergy Program will continue and what the effect on Dakota Ethanol’s allocation will be as a result.  Furthermore, the Bioenergy Program is scheduled to expire on September 30, 2007.

Management also anticipates that it will receive less incentive revenue under the Bioenergy Program in the 2004 program year beginning October 1, 2003 than in prior years, or an amount that does not vary significantly from the 2003 program year assuming there is not a funding shortfall.  Incentive payments under the program are partially based on the increase in gallons of ethanol produced compared to prior year’s production, as opposed to the total number of gallons produced in the current year. Management, however, does not expect a large increase in gallons of ethanol produced in the 2004 program year.

Cost of Revenues—Dakota Ethanol’s cost of revenues, which includes production expenses, for the three months ended September 30, 2003 was approximately $14.6 million (88% of sales), compared to $12.8 million (88% of sales) for the same period in 2002.  While the cost of revenues as a percentage of sales remained relatively constant between quarters, Dakota Ethanol experienced fluctuations in its corn and natural gas costs.  The average price per bushel of corn was approximately 5% lower for the three months ended September 30, 2003 than for the three months ended September 30, 2002.  The difference in the cost of corn was primarily the result of a higher than anticipated crop yield for the fall harvest in 2003. The average cost of natural gas was also approximately 84% higher for the three months ended September 2003 than for the three months ended September 30, 2002.   The difference in the cost of natural gas was primarily the result of reduced production and inventories in the natural gas industry.  Management anticipates that the cost of revenues in the future may be adversely affected by the price of natural gas. The price of natural gas is currently above historical levels as a result of decreased inventories and higher than expected demand. If the ensuing winter is colder than normal, the price of natural gas could increase further, which would result in higher production expenses.

General and Administrative Expenses—General and administrative expenses for the three months ended September 30, 2003 and the three months ended September 30, 2002 were approximately $1.1 million for each respective period.

Interest Expense—Dakota Ethanol recorded an interest expense of $370,000 on its long-term debt for the three months ended September 30, 2003, compared to an interest expense of $470,000 on its long term debt for the three months ended September 30, 2002. The decrease in interest expense was primarily due to a decrease in the outstanding principal balance of long-term debt.  The average outstanding principal balance on long-term debt for the three months ended September 30, 2003 was approximately $17.5 million compared to $22.4 million for the three months ended September 31, 2002, which was due largely to reducing the outstanding principal balance of the revolving loan.

Interest and Other Income—Interest income consists of income earned on cash on hand and short-term investments generated from operations. For the three months ended September 30, 2003, Dakota Ethanol and Lake Area Corn Processors had $100 of interest income compared to $14,000 of interest income in the same period of 2002. The reduction of interest income was the result of using cash to reduce the outstanding principal balance of long-term debt.

In 2000, Dakota Ethanol invested $250,000 in Ethanol Products, LLC in exchange for 200,000 capital units.  Of this amount, $50,000 was related to contract rights which are amortized over the initial five-year term of the ethanol marketing agreement.  For the three months ended September 30, 2003, Dakota Ethanol recorded additional income of $28,000 as a result of allocation of earnings from Ethanol Products of $30,500 net of amortization of contract rights of $2,500.  For the three months ended September 30, 2002, Dakota Ethanol recorded additional income of $30,500 as a result of allocation of earnings from Ethanol Products of $33,000 net of amortization of contract rights of $2,500.

Net Income—Lake Area Corn Processors reported a net income of $670,000 for the three months ended September 30, 2003, compared to a net income of $580,000 in the same period in September 30, 2002. The increase between the third quarters of 2003 and 2002 was primarily a result of an increase in net sales during which time the cost of revenues remained relatively constant, as discussed previously.

Comparison of the nine months ended September 30, 2003 and 2002.

Net Sales—Net sales for the nine months ended September 30, 2003 were approximately $49.3 million, consisting of $41.2 million in sales of ethanol (84%) and $8.1 million in sales of DDGS (16%).  Net sales for the nine months ended September 30, 2002 were approximately $43.3 million, consisting of $36.4 million in sales of ethanol (84%) and $6.9 million in sales of DDGS (16%). The increase in net sales of ethanol was due primarily to an increase in ethanol values.  The average sales price of ethanol per gallon was approximately 9% higher for the nine months ended September 30, 2003 than for the nine months ended September 30, 2002.  The average price per ton of DDGS increased by 9% for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002.

In addition to sales revenue, Dakota Ethanol recorded incentive revenue of approximately $1.2 million during the nine months ended September 30, 2003 and approximately $5.6 million during the nine months ended September 30, 2002.  Incentive revenue consists of income received from federal and state governments in connection with Dakota Ethanol’s ethanol production.  For the nine month ended September 30, 2003, Dakota Ethanol recorded $500,000 of incentive income from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program compared to approximately $4.8 million for the same period in 2002. Dakota Ethanol recorded incentive income of approximately $700,000 from the State of South Dakota for the nine months ended September 30, 2003 and approximately $900,000 for the nine months ended September 30, 2002.

Cost of Revenues—Dakota Ethanol’s cost of revenues for the nine months ended September 30, 2003 was approximately $44.1 million (89% of sales), compared to $35.7 million (82% of sales) for the same period in 2002.  The increase in the cost of revenues as a percentage of sales resulted primarily from an increase in corn and natural gas costs.   The average price per bushel of corn was approximately 11% higher for the nine months ended September 30, 2003 than for the nine months ended September 30, 2002.  The increase in the cost of corn was attributed to a reduced carryout level from 2002 to 2003, which resulted from a decrease in the supply of corn from the 2002 harvest due to drought conditions. The average cost of natural gas was also approximately 58% higher for the nine months ended September 2003 than for the nine months ended September 30, 2002.  The difference in the cost of natural gas was primarily the result of reduced production and inventories in the natural gas industry.

General and Administrative Expenses—Dakota Ethanol incurred general and administrative expenses of approximately $3.2 million for the nine months ended September 30, 2003, compared to general and administrative expenses of approximately $3.3 million for the nine months ended September 30, 2002.  The decrease was primarily the result of paying a decreased management incentive fee caused by a corresponding decrease in net income on which the management incentive fee is based.

Interest Expense—Dakota Ethanol recorded an interest expense of $1.1 million on its long-term debt, compared to an interest expense of $1.6 million for the nine months ended September 30, 2002. The decrease in interest expense was due in part to a decrease in the outstanding principal balance of long-term debt and a reduction to interest rates.  The average outstanding principal balance of long-term debt for the nine months ended September 30, 2003 was $17.9 million compared to $23.6 million for the nine months ended September 30, 2002, which was due largely to reducing the outstanding principal balance of the revolving loan.  The average interest rate of long-term debt was 8.4% in 2003 compared to 8.9% in 2002.  The reduction in interest rates was attributed to refinancing certain long-term loans in 2002.

Interest and Other Income—Interest income consists of income earned on cash on hand and short-term investments generated from operations. For the nine months ended September 30, 2003, Dakota Ethanol and Lake Area Corn Processors had $32,000 of interest income compared to $82,000 of interest income in the same period of 2002.  The reduction of interest income resulted from using cash to reduce the outstanding principal balance of long-term debt.

In 2000, Dakota Ethanol invested $250,000 in Ethanol Products, LLC in exchange for 200,000 capital units.  Of this amount, $50,000 was related to contract rights which are amortized over the initial five-year term of the ethanol marketing agreement.  For the nine months ended September 30, 2003, Dakota Ethanol recorded additional income of $58,000 as a result of allocation of earnings from Ethanol Products of $65,000 net of amortization of contract rights of $7,500.  For the nine months ended September 30, 2002, Dakota Ethanol recorded additional income of $48,000 as a result of allocation of earnings from Ethanol Products of $55,000 net of amortization of contract rights of $7,500.

Net Income—Lake Area Corn Processors reported a net income of $1,950,000 for the nine months ended September 30, 2003, compared to a net income of $7,465,000 in the same period in September 30, 2002.  The decrease was primarily a result of the reduction in incentive revenue and an increase in corn and natural gas costs, as discussed previously.

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

Liquidity and Capital Resources

Cash Flow From Operations—The net cash flow provided from operating activities was approximately $2.2 million for the nine months ended September 30, 2003, compared to $11.4 million for the same period in 2002.  The primary variances between the respective periods were the amount of change in net income ($5.5 million), change in current assets and liabilities balances ($2.9 million) and the amount of change in the minority interest in the subsidiary ($763,000).  For the nine months ended September 30, 2003, the cash flow from operations consisted of net income of $1.9 million and net non-cash expenses of $1.9 million, which were offset by increased working capital requirements of $1.6 million.   The change in working capital requirements was primarily a result of a $1.6 million decrease in accounts payable, a $360,000 increase in margin deposits required for hedging in the natural gas and grain markets, offset by a $562,000 decrease in inventory.

Cash Flow From Investing Activities—The net cash used for investing activities was $180,000 for the nine months ended September 30, 2003, compared to approximately $1.6 million for the same period in 2002. Dakota Ethanol spent $280,000 for investing activities during the nine months ended September 30, 2003 to purchase various pieces of production equipment.  This expenditure was offset by an approximately

$100,000 distribution that Dakota Ethanol received on its investment in Ethanol Products, LLC for the nine months ended September 30, 2003. During the nine month ended September 30, 2002, Dakota Ethanol spent approximately $1.4 million for investing activities to install a thermal oxidizer for the ethanol plant and approximately $300,000 to purchase various pieces of production equipment. These expenditures were also offset by an approximately $100,000 distribution that Dakota Ethanol received on its investment in Ethanol Products.

Cash Flow From Financing Activities—Net cash used for financing activities was $2.1 million for the nine months ended September 30, 2003, consisting of $2.4 million for repayment of principal of long-term debt, a $1.5 million cash distribution to Lake Area Corn Processors’ members, and a $200,000 cash distribution to the minority members of Dakota Ethanol.  These payments were offset by Dakota Ethanol’s receipt of $1.9 million of advances on its notes payable with First National Bank of Omaha and $100,000 of outstanding checks drawn in excess of bank balances.  Net cash used for financing activities for the nine months ended September 30, 2002 was $15.6 million, consisting of $7.1 million for repayment of principal on long-term debt, an $8.1 million cash dividend distribution to Lake Area Corn Processors’ members and a $1.2 million cash distribution to the minority members of Dakota Ethanol. These payments were offset by Dakota Ethanol’s receipt of $900,000 of advances on its notes payable with First National Bank of Omaha.

First National Bank of Omaha is Dakota Ethanol’s primary lender.  Dakota Ethanol entered into a Construction Loan Agreement and Construction Note with First National Bank of Omaha as of September 25, 2000, for up to $26.6 million in debt financing to fund the balance of the construction costs for the ethanol plant.  Until construction of the ethanol plant was completed, Dakota Ethanol paid interest at First National’s national base rate plus 3% and made quarterly interest only payments to First National Bank of Omaha.  After construction was completed, the outstanding principal and interest was amortized over a ten-year period at 9% interest annually.  On July 29, 2002, Dakota Ethanol refinanced its Construction Note with First National Bank into an approximately $9.6 million variable rate note and an approximately $14.5 million fixed rate note and, on November 1, 2002, Dakota Ethanol refinanced the approximately $9.4 million outstanding balance on its variable rate note into two variable notes with balances of approximately $4.4 million and $5 million, in order to facilitate use of First National Bank’s cash management services. The fixed rate note bears 9% interest annually and is due on September 1, 2011.  The variable rate notes bear interest at .50% over the national base rate set by First National Bank of Omaha, which may be reduced if Dakota Ethanol’s ratio of indebtedness to net worth improves, with a minimum interest rate of 5% annually.  As of September 30, 2003, Dakota Ethanol’s variable rate was 5%.  Until July 29, 2005, Dakota Ethanol has the option to fix the variable rate notes at 2.5% over the rate published by the Federal Home Loan Bank of Topeka, Kansas at the time the note is fixed.  The $5 million variable rate note is set up as a revolving line of credit that allows Dakota Ethanol to reborrow up to $5 million of any repaid principal on a revolving basis, subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed.  There is also a prepayment penalty on both variable rate notes if Dakota Ethanol prepays in full before July 29, 2005.   Principal payments of $1,275,000 were made on the fixed rate note and $1,085,000 on the variable rate note during the nine months ended September 30, 2003.  In addition, $1,850,000 was outstanding on the revolving line of credit as of September 30, 2003.

For the reasons discussed above, Dakota Ethanol incurred approximately $1.1 million in interest expense for the nine months ended September 30, 2003, and approximately $1.6 million in interest expense for the nine months ended September, 2002.  In addition, for the nine months ended September 30, 2002, Dakota Ethanol capitalized $43,000 of interest on its construction loan.

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

Dakota Ethanol also has a note payable to Sioux Valley Southwestern Energy for $85,000 related to the extension of utility lines to the plant.  The loan is payable over ten years, beginning on October 1, 2001, with an effective interest rate of approximately 9%.  Principal payments of $4,200 were made in the nine-month period ended September 30, 2003, compared to the payment of $3,700 for the nine-month period ended September 30, 2002.

On approximately December 1, 2003, Dakota Ethanol expects to make its first interest payment on a specific series of tax increment revenue bonds which are expected to be issued by Lake County, South Dakota.  These bonds will require semi-annual payments of interest only on December 1 and interest and principal payments on June 1 of each year.  For further details of this potential obligation, please see the section below under “Guarantee.”

Dakota Ethanol expects to continue operating its plant at, or above, name-plate capacity for the next twelve months.  Dakota Ethanol expects to have sufficient cash from operations to cover its operating and administrative costs and intends to fund working capital, minor capital expenditures, and debt service obligations for the next twelve months primarily through cash flows generated from its operating activities.

The following tables summarize amounts due pursuant to our consolidated contractual obligations and our commercial commitments as of September 30, 2003:

		Payment Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$17,596,043	$2,576,159	$8,226,712	$3,693,225	$3,099,947
Electricity Purchase Commitments	2,391,400	290,400	894,300	615,600	591,100
Related Party Agreements	1,374,997	624,999	749,998
Total Contractual Cash Obligations	$21,362,440	$3,491,558	$9,871,010	$4,308,825	$3,691,047

		Amount of Commitment Expiration Per Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Guarantee	$1,323,024	$49,683	$173,364	$139,128	$960,849
Total Commercial Commitments	$1,323,024	$49,683	$173,364	$139,128	$960,849

Guarantee

On September 23, 2003 Dakota Ethanol agreed to guarantee to First National Bank of Brookings, South Dakota, the sole bond holder of certain tax increment revenue bonds issued in 2001, the entire debt service obligation of a taxable series of tax increment revenue bonds, to be issued by Lake County, South Dakota.  In April 2001, Dakota Ethanol received approximately $1.9 million from the proceeds of tax increment revenue bonds issued by Lake County, South Dakota, where the ethanol plant is located. The funds from these bonds were used to pay for certain infrastructure and related costs in the development of the plant. The funds were to be repaid to First National by Lake County from an increase in the property taxes expected to be realized from the real estate on which the plant is located.  However, because the land and building on which the plant is located were appraised at a lower than expected value, Lake County determined that inadequate property taxes would be realized in the future to cover the necessary principal and interest payments on the bonds. As a result, Lake County agreed to provide First National a refund on the bonds issued in 2001 and subsequently reissue to First National new tax increment revenue bonds. Dakota Ethanol expects the tax increment bonds to be reissued to First National in two different series, a taxable series in the amount of $1.3 million and a tax-exempt series in the amount of $824,599, following a yet to be determined closing of the transaction among Dakota Ethanol, First National and Lake County.

As a condition of First National purchasing the new bonds, Dakota Ethanol agreed to guarantee to First National the entire principal and interest obligation of the taxable bond series ($1.3 million). Under the guarantee, Dakota Ethanol will not be obligated to pay First National any principal and interest on the taxable series unless there are insufficient property taxes realized by Lake County from the real estate on which the plant is located to cover the principal and interest payments on both the tax-exempt series and taxable series. Dakota Ethanol anticipates, however, that Lake County will not realize sufficient property taxes from the plant to cover the necessary principal and interest payment on the taxable bond series. As a result, Dakota Ethanol anticipates that it will be obligated under the guarantee to pay First National the required principal and interest on the taxable bond series commencing with an initial payment on approximately December 1, 2003. It is anticipated that this obligation will continue until Lake County realizes a sufficient increase in property taxes from the plant to cover the principal and interest payments on both the tax-exempt series and taxable series, although it is uncertain at this time as to whether Lake County will ever realize a sufficient increase in property taxes to relieve Dakota Ethanol of this obligation. The taxable series will bear an interest rate equal to 7.75% and require semi-annual payments of interest only on December 1 and principal and interest payments on June 1 of each year until maturity in 2018.

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

The FASB has issued Interpretation No. 45 regarding Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others. This Interpretation elaborates on disclosures made by a guarantor and recognition of liabilities related to guarantees of liabilities of others.  Management is reviewing the interpretation to determine the potential impact on the financial statements.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Lake Area Corn Processors’ chief executive officer and chief financial officer, after evaluating the effectiveness of Lake Area Corn Processors’ “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report, have concluded that the disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that Lake Area Corn Processors files with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in Lake Area Corn Processors’ or Dakota Ethanol’s internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the end of the period covered by this report.

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

•                  The ethanol industry and Dakota Ethanol’s business is sensitive to natural gas prices.  When natural gas prices increase, Dakota Ethanol’s operating results may suffer.

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

Dated: November 13, 2003
	By	/s/ Douglas Van Duyn
Douglas Van Duyn
Chief Executive Officer

EXHIBIT INDEX
TO
FORM 10-QSB
OF
LAKE AREA CORN PROCESSORS, LLC

Exhibit Number

Description

2.1

Plan of Reorganization(1)

3.1(i)	Articles of Organization(2)
3.1(iii)	Articles of Amendment to Articles of Organization(3)
3.2	Third Amended and Restated Operating Agreement as adopted on August 27, 2003
4.1	Form of Class A Unit Certificate(4)
10.1	Debt Service Guarantee
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

(1)  Incorporated by reference from Appendix A to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-66552).

(2)  Incorporated by reference from Appendix B to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-66552).

(3)  Incorporated by reference from the same numbered exhibit to the issuer’s Form 10-QSB filed with the Commission on November 14, 2002.

(4) Incorporated by reference from the same number exhibit to the issuer’s Registration Statement on Form S-4 (File No. 333-66552).