Form 10KSB
period 2003-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2004-03-30
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-KSB

Annual Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission file number 333-66552

Lake Area Corn Processors, LLC

(Name of Small Business Issuer in its Charter)

South Dakota	46-0460790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

46269 South Dakota Highway 34 P.O. Box 100 Wentworth, South Dakota 57075
(Address of Principal Executive Offices) (Zip Code)

(605) 483-2676
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Class A Capital Units

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes             ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10–KSB.  ☒

State issuer’s revenues for its most recent fiscal year.                                                     $69,391,182

The aggregate market value of the registrant’s Class A capital units held by non-affiliates of the registrant was approximately $24,532,695, based on the average sales price of $.87 for the trading period ended on March 1, 2004.

As of the date of this filing, there were 29,620,000 Class A capital units of the registrant outstanding.

Transitional Small Business Disclosure Format:                                      ☐ Yes             ☒ No

PART I

Item 1.           Description of Business.

OVERVIEW

On August 20, 2002, our members approved our reorganization from a cooperative to a limited liability company.  The reorganization became effective on August 31, 2002.  As a result of the reorganization, each shareholder received one of our capital units in exchange for each equity share the shareholder owned in the cooperative.  As of the date of this filing, we had 958 members.

We own an 88% interest in Dakota Ethanol, LLC, a company that owns and operates a 40 million gallon ethanol plant in Wentworth, South Dakota, which produces ethanol and distiller’s dried grains with solubles, or DDGS.  Five individual members of the Broin family own the other 12% interest in Dakota Ethanol.  Entities affiliated with these Broin family members designed and built the plant, manage the plant, and market the ethanol and DDGS produced at the plant.  The plant began production on September 4, 2001.  Prior to the reorganization, Lake Area Corn Processors, LLC had no operations.  Accordingly, this report discusses the consolidated financial performance, results of operations, and capital resources of Dakota Ethanol, Lake Area Corn Processors, and the cooperative, as if the cooperative had been a limited liability company since its inception.

THE ETHANOL PLANT AND PRODUCTION PROCESS

An ethanol plant is essentially a fermentation plant. The ground corn, which contains starch, is mixed with water to form a mash. The mash is heated and enzymes are added to convert the starch into fermentable sugars. Fermentation occurs when yeast is added to convert the sugars into alcohol and carbon dioxide. The carbon dioxide may either be captured and sold, if nearby markets exist, or released into the atmosphere. Fermentation produces a mixture called “beer,” which contains about 10% alcohol and 90% water. The “beer” is then boiled in a distillation column to separate the water, resulting in ethyl alcohol that is 90 to 95% pure. The mixture then goes through a dehydration process, which increases the alcohol content to 99% or greater. This product is then mixed with a certified denaturant to make the product impotable and commercially saleable.

The solids removed during the distillation process are centrifuged and then conveyed to the DDGS’ dryer system. A syrup is added to the mixture as it enters the dryer, where moisture is removed. This process produces DDGS. DDGS is produced from the protein, fiber, vitamins, and minerals that are not used in producing ethanol. Ethanol production from corn uses only the starch contained in the corn.

Dakota Ethanol’s plant was designed and built by Broin and Associates, Inc. of Sioux Falls, South Dakota to produce 40 million gallons of ethanol annually. Broin licenses to Dakota Ethanol, for a fee, the technology for the operation of the ethanol plant for as long as the plant exists. The licensed technology consists of Broin’s proprietary rights including its patents, copyrights, trade secrets, formulas, research data, processes, know-how, and specifications related to Broin’s design and construction of the ethanol plant. If either Dakota Ethanol or Broin breaches the terms of the agreement, the non-breaching party may exercise any remedies available to it, including specific performance and requesting injunctive relief.

THE ETHANOL INDUSTRY

Although ethanol can be produced from a number of different types of grains, approximately 90% of ethanol in the United States today is produced from corn. Current annual domestic production capacity is approximately 3.1 billion gallons.

Ethanol contains 35% oxygen by weight.  When combined with gasoline, ethanol acts as an oxygenate, which is to say it increases the percentage of oxygen in gasoline.  As a result, the gasoline burns more cleanly, and releases less carbon monoxide and other exhaust emissions into the atmosphere.  Oxygenated gasoline is commonly referred to as reformulated gasoline or “RFG.” Although not all scientists agree about the existence or extent of environmental benefits associated with the use of ethanol, the use of ethanol is commonly viewed as a way to improve the quality of automobile emissions.

Because of federal and state policies promoting cleaner air, state and federal tax programs and production incentives, the ethanol industry has grown substantially in recent years.  Currently, U.S. ethanol plants have the capacity to produce approximately 3.1 billion gallons of ethanol annually, compared to only 175 million gallons in 1980.  There are more than 74 ethanol production facilities located in the United States, with the great majority of them located in the

Midwestern corn-producing states of Illinois, Wisconsin, Minnesota, Iowa, North Dakota, South Dakota, Nebraska, and Kansas.  Including Dakota Ethanol, South Dakota currently has 10 plants producing approximately 377 million gallons of ethanol annually and one additional plant under construction that will have the capacity to produce an additional 45 million gallons per year.

ETHANOL MARKETING

The target market area for the ethanol produced at Dakota Ethanol includes local, regional, and national markets.  Shipping is done by truck and rail.  The plant site is served by multiple South Dakota state highways and Interstate Highways 29 and 90 provide transportation links in all directions.

The plant has rail facilities and connections to the Burlington Northern Santa Fe railroad system, which facilitate transporting the ethanol to national target markets.  Approximately 90% the ethanol produced at Dakota Ethanol is marketed by rail.  The national target rail markets for the facility include Chicago, the Pacific Northwest, the Southern and Southwest markets, as well as potential new markets on the East coast and California due to anticipated MTBE phase outs.

Dakota Ethanol contracts with Ethanol Products, LLC, a Broin affiliate, to sell and market the ethanol produced at the plant.  Dakota Ethanol’s marketing contract with Ethanol Products is in effect until 2006 and automatically renews for five-year terms unless terminated by either party with three months advance notice prior to the end of the term.  Under the contract, Ethanol Products charges Dakota Ethanol marketing administrative fees based on the number of gallons of ethanol sold.  Ethanol Products is responsible for invoicing all shipments, receiving payments from customers and paying freight when necessary. All accounts receivable losses arising from the marketing of ethanol are Dakota Ethanol’s sole responsibility.

Ethanol Products currently markets ethanol for 15 producers located in Minnesota, South Dakota, North Dakota, Iowa, Michigan, Kansas, Kentucky, Nebraska and Missouri.  Although Dakota Ethanol relies entirely on Ethanol Products to market the ethanol it produces, Ethanol Products is not dependent on one or a limited number of major customers.

The sale and marketing of ethanol could be adversely affected by decisions pending before the U.S. Environmental Protection Agency.  On July 17, 2003, the United States Court of Appeals for the Ninth Circuit vacated the EPA’s decision of June 2001 which denied the state of California’s request for waiver from the oxygenated fuel requirement of the 1990 Clean Air Act Amendments.  The court subsequently remanded the matter to the EPA to reconsider California’s request for waiver from the oxygenated requirement.  The oxygenated requirement resulted from the 1990 Clean Air Act Amendments when Congress required the use of a reformulated gasoline in certain high smog-ozone areas in the United States.  Congress required that the reformulated gasoline contain at least 2% oxygen by weight, the two primary choices of oxygenates being ethanol and methyl tertiary butyl ether (“MTBE”).  In April 1999, California requested that the EPA waive the oxygen requirement for California, asserting that it could comply with air emission requirements of the Clean Air Act without a mandatory oxygen content through the use of a non-ethanol based, reformulated gasoline called CaRFG3.  In June 2001, however, the EPA denied California’s request for waiver from the oxygenated requirement.  In addition, after determining that MTBE was a public health threat, California decided to ban MTBE entirely by January 1,

2004.  This resulted in ethanol being the primary means to meet the two percent oxygenated fuel requirement.

In anticipation of the MTBE ban in California and as a result of the EPA’s denial of California’s waiver request, many refineries in California have incorporated ethanol into the blending process to comply with the oxygenated fuel requirement.  If the EPA reverses its June 2001 decision, it is uncertain whether refineries would switch to or commence using CaRFG3 or other reformulated gasoline in California.  If the EPA reverses its decision and a significantly large number of refineries switched to or commenced using CaRFG3 or other reformulated gasoline, it could harm Dakota Ethanol’s and the ethanol industry’s efforts to expand the marketing and sale of ethanol in California.

In late January 2004, the EPA announced a proposal to grant the State of New Hampshire a waiver from the oxygenate fuel requirement.  The waiver would allow New Hampshire to use a reformulated gasoline without adding an oxygenate, such as ethanol.  If New Hampshire is officially granted a waiver by the EPA, and more states subsequently request and are granted a waiver, this could materially and adversely affect Dakota Ethanol’s and the ethanol industry’s efforts to market and sell ethanol in the future.

THE DDGS INDUSTRY

DDGS is a co-product of the ethanol production process.  DDGS is a high protein, high energy feed supplement marketed primarily to the dairy, beef, sheep, swine, and poultry industries.  DDGS is a popular animal feed supplement, with approximately 6.4 million tons produced in North America annually.  Most DDGS is sold for use in animal feeds within the United States and Canada, and a small percentage is exported, primarily to Europe.  The vast majority of DDGS is fed to ruminant animals in the dairy and beef sector.  However, new technologies, which have allowed for the production of a more consistent, quality product, have helped create a market for DDGS in the swine and poultry industries as well.

When operated at its annual name-plate capacity of 40 million gallons, the Dakota Ethanol plant has the ability to dry all distiller’s grains produced at the plant.  The plant yields approximately 17 pounds of DDGS per bushel of corn.

DDGS MARKETING

Dakota Ethanol contracts with Dakota Gold Marketing (formerly known as Dakota Commodities), a division of Broin Enterprises, Inc., to market all of the DDGS produced at the plant.  The DDGS marketing contract is in effect until 2006.  It automatically renews for five-year periods, unless discontinued by either party upon at least three months prior written notice.  Dakota Ethanol pays Dakota Gold Marketing a marketing fee based on the gross monthly sales of DDGS.  Dakota Gold Marketing is responsible for invoicing all loads, receiving payments from customers and paying freight when necessary.  All accounts receivable losses arising from the sales of DDGS are Dakota Ethanol’s sole responsibility.

Dakota Gold Marketing markets the DDGS to local, regional and national markets.  Dakota Ethanol ships approximately 70% of the DDGS to national markets, primarily in the southwestern

United States, and the rest to local and regional markets.  Shipments to the national markets are primarily by rail.  Dakota Ethanol ships DDGS to local or regional markets primarily by truck.  Dakota Ethanol also contracts with Dakota Gold Marketing in the use of railcars, paying Dakota Gold Marketing a flat fee per railcar in connection with a DDGS shipment.  Although Dakota Ethanol relies entirely on Dakota Gold Marketing to market its DDGS, Dakota Gold Marketing is not dependent on one or a limited number of major customers.

COMPETITION

Dakota Ethanol is in direct competition with numerous other ethanol and DDGS producers, many of which have significantly greater resources than Dakota Ethanol.  The ethanol industry has grown to over 74 production facilities in the United States. Industry authorities estimate that these facilities are capable of producing approximately 3.1 billion gallons of ethanol per year.  The largest ethanol producers include: Archer Daniels Midland Company, Aventine Renewable Energy, Inc., Cargill, Inc., Verasun Energy Corporation and New Energy Corporation, all of which are capable of producing more ethanol than Dakota Ethanol produces.  In addition, there are numerous regional farmer-owned or other ownership-type entities of a similar size to Dakota Ethanol. Most ethanol producers also produce DDGS or competing animal feed products such as distiller’s wet grains.  In South Dakota, there are currently five ethanol plants within a 100-mile radius of Dakota Ethanol with a total annual production capacity of approximately 250 million gallons of ethanol.

Further, at least 17 new ethanol plants with a combined production capacity of over 598 million gallons are under construction and additional plans to expand existing plants have also been announced which would increase the ethanol production capacity of Dakota Ethanol’s competitors.  We are unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction, or the effect of resulting production upon the demand or price for Dakota Ethanol’s products.

We also expect that additional ethanol and DDGS producers will enter the market if the demand for ethanol continues to increase.  Dakota Ethanol competes, in part, with other ethanol and DDGS producers on the basis of price and, to a lesser extent, delivery service.  In South Dakota, Dakota Ethanol competes with other ethanol producers in proximity to Dakota Ethanol’s plant on the basis of procuring corn.  We believe, however, that Dakota Ethanol can continue to compete favorably with other ethanol and DDGS producers, primarily because it continues to procure corn at favorable prices and from an ample corn supply.

As the demand for ethanol increases, Dakota Ethanol may also have to compete with international ethanol producers from countries such as Brazil, which may have lower production costs and comparable transportation costs to those of the United States’ coastal markets.

Dakota Ethanol also competes with producers of MTBE. MTBE is the other oxygenate commonly used in fuels for compliance with the Federal Clean Air Act mandates and is ethanol’s major competitor in the oxygenate market.  MTBE, however, has been the subject of serious environmental concerns.  Accordingly, seventeen states, including California and New York, two of the largest state consumers of ethanol, have enacted laws prohibiting the use of MTBE as an oxygenate in fuels.  Nevertheless, many major oil companies produce MTBE and, because it is petroleum-based, its use is strongly supported by them.  These companies have significant resources with which to market MTBE, to influence legislation, and influence public perception of MTBE.  These companies also have sufficient resources to begin production of ethanol should they choose to do so.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we have.  New products or methods of ethanol production developed by larger, better financed competitors could provide them with competitive advantages over us and harm our business.

PROCUREMENTS

Corn

The major raw material required for Dakota Ethanol to produce ethanol and DDGS is corn.  To operate at name-plate capacity of 40 million gallons, the plant requires approximately 14 million bushels of corn annually.  Unless a corn delivery exemption has been granted, our members are required to deliver corn to the plant on a trimester basis and receive payment for their corn based on an average of market prices at predetermined elevators plus a freight allowance.  The members currently supply approximately 30% of Dakota Ethanol’s corn supply under a corn delivery obligation, and the balance is purchased from other local corn producers on the open market based upon a schedule of prices for current and future delivery prepared by management.

Since September 1, 2002, our members may apply on an annual basis to be released from the corn delivery requirement if the member historically has not produced enough grain to meet the requirement; if the member does not produce enough grain to meet the requirement because the member’s grain is fed to livestock; or if the member produces and stores the majority of the member’s grain more than 50 miles from the Dakota Ethanol plant site.  The Grain Committee appointed by the Dakota Ethanol Board of Managers has sole discretion to determine whether to grant our members exemptions from the corn delivery requirement.  Since September 1, 2002, approximately 40% of our members have been granted annual exemptions from the corn delivery requirement.

The plant’s location in Lake County, South Dakota, provides accessibility to corn at necessary levels.  In 2003, approximately 13 million bushels of corn for grain were produced in Lake County and 96 million bushels of corn for grain were produced in the nearby counties of Brookings, Kingsbury, Moody, Miner, Hanson, McCook and Minnehaha.

Hedging

Dakota Ethanol contracts with Broin Management under a corn price risk management agreement to develop and implement hedging strategies to manage the risk associated with the fluctuation in the price of corn.  Hedging means protecting the price at which Dakota Ethanol buys corn and the price at which it will sell its products in the future.  It is a way to attempt to reduce the risk caused by the price fluctuation of corn, which has fluctuated historically as a result of general economic, market and government factors.  Hedging practices are also utilized to balance Dakota Ethanol daily cash corn ownership relative to its forward contracted ethanol sales.  All cash corn contracts purchased by the plant are either hedged or owned at the predetermined cash price based on the current futures price of corn, as well as on Broin Management’s view on future price direction.

The corn price risk management agreement with Broin Management became effective in 1999 and is automatically renewed for one-year terms following the expiration of the prior term, unless 30 days notice is provided by either party to terminate the agreement prior to the expiration of the term.

Natural Gas

The production of ethanol requires a significant amount of natural gas.  The plant requires approximately 4,600 decatherms daily to operate the plant at its production capacity.  A decatherm is a unit used to measure a specific quantity of heat.  Dakota Ethanol contracts with NorthWestern Public Service pursuant to which NorthWestern distributes natural gas from NorthernWestern’s pipeline to the ethanol plant.  This agreement is in effect until 2011 and automatically renews for one-year terms.  Since operations were commenced in 2001, Dakota Ethanol has had no interruption in the supply of natural gas from NorthWestern as all its requirements have been met.  Broin Management also provides risk management services to manage the risk associated with price fluctuation.

Electricity

Dakota Ethanol contracts with Sioux Valley Southwestern Electric Cooperative, Inc. to provide all of the electric power and energy requirements for the ethanol plant.  The agreement is in effect until 2011 and automatically renews for five-year terms, unless 18 months notice is given by either party to terminate the agreement prior to the expiration of the current term.  Since operations were commenced Dakota Ethanol has had no interruption or shortages in the supply of electricity to the plant.

Water

The production of ethanol also requires a significant amount of water. Dakota Ethanol contracts with Big Sioux Community Water System, Inc. to supply and meet its water requirements for the ethanol and DDGS production process.  Since Dakota Ethanol’s operations were commenced in September 2001, Dakota Ethanol has had no interruption in the supply of water as all its requirements have been met.  Dakota Ethanol’s agreement with Big Sioux is for automatically renewing five-year terms.

GOVERNMENT REGULATION

Various federal and state laws, regulations and programs have led to the increasing use of ethanol in fuel, including subsidies, tax credits, and other forms of financial incentives.  Some of these laws provide economic incentives to produce ethanol and others mandate the use of ethanol.  Congress currently provides certain federal tax incentives for oxygenated fuel producers and marketers, including those who purchase ethanol to blend with gasoline in order to meet federally mandated oxygenated fuel requirements.  Generally, these tax incentives include an excise tax exemption from the federal excise tax on gasoline blended with at least 10%, 7.7%, or 5.7% ethanol, and income tax credits for blenders of ethanol mixtures and small ethanol producers.  The federal tax incentives are scheduled to expire on September 30, 2007.

Additionally, Congress provides an ethanol production incentive to ethanol producers through the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  Under this program, incentive payments are allocated partially based on an increase in gallons of ethanol produced compared to the prior year’s production.  Because a plant usually experiences the highest increase in production during the first year of operations compared to the prior year’s, a plant of Dakota Ethanol’s size is usually allocated the maximum payment during the first year of operations.  The maximum allocation per program year to an ethanol producer is $7.5 million, which Dakota Ethanol received during the 2002 program year (October 1, 2001 through September 30, 2002).  The maximum annual funding authorized under the program is $150 million.

South Dakota also provides an incentive production payment to ethanol producers.  The production incentive consists of a direct payment to South Dakota ethanol producers of up to $.20 per gallon, which is divided among producers of fuel ethanol within South Dakota up to a maximum of $1 million per year per plant (or a maximum of $83,333 per month) and a maximum of $10 million over the life of a plant.  However, no more than $5 million in payments may be distributed to all ethanol plants in South Dakota during the 2004 program year (which ends on June 30, 2004) and no more than $6 million in payments may be distributed during the 2005 program year.  The payments are distributed to each plant in proportion to the total number of gallons of ethanol produced annually by all plants in South Dakota.  As more plants commence production, or existing plants increase production, each plant receives a lower proportionate share of the maximum payment during the program year.

The revocation, amendment, or non-renewal of any one or more of these laws, regulations or programs, or a lack of funding under these programs, could adversely affect the future use of ethanol and our business and operations in a material way.  Any material reduction of the use of ethanol would have an adverse affect on our profitability and viability.

ENVIRONMENTAL MATTERS

Dakota Ethanol’s operations are subject to various federal, state, and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks.  Compliance with these laws and regulations may require Dakota Ethanol to incur expenditures for such things as new or upgraded equipment or processes, some of which could be material to its business.  If Dakota Ethanol were found to have violated federal, state or local environmental laws or regulations, it could incur liability for cleanup costs, damage claims from third parties, and civil or criminal penalties that could materially and adversely affect its business.

Shortly after Dakota Ethanol’s plant was operational, Dakota Ethanol determined through a series of internal tests from February through May of 2002, that certain emissions may have exceeded air quality limits under state and federal law.  Dakota Ethanol began taking steps to correct potential excessive emissions, including certain operational changes and installing a thermal oxidizer, which is a pollution control device designed to reduce emissions.  In addition, the South Dakota Department of Environment and Natural Resources (DENR) informed Dakota Ethanol that certain emissions from the plant exceeded the limits allowed under state law and the plant’s Title V Air Quality Operating Permit. Based on subsequent internal tests, however, management believes that the plant now complies with federal and state air quality laws and its Title V Air Quality Operating Permit.  To date, neither the DENR nor the U.S. Environmental Protection Agency (EPA) have taken any regulatory action against Dakota Ethanol for alleged excessive emissions in 2002.  Based on recent informal discussions with the DENR, however, it is anticipated that to resolve the alleged excessive emissions in 2002 short of a formal proceeding, civil penalties and other sanctions may be assessed against Dakota Ethanol, the extent of which is uncertain.

Dakota Ethanol could also be adversely affected by agency regulatory actions that occurred in 2002 and 2003. In late 2002, a number of ethanol plants in Minnesota entered into consent decree settlements with the State of Minnesota and the EPA arising from alleged emissions violations.  Civil penalties were assessed against each ethanol plant, additional emissions devices were required, new testing protocols established and air quality permits were modified. The EPA has since stated that it intends to “level the playing field,” inferring actions against other ethanol producers.  In April 2003, the EPA entered into a consent decree with Archer Daniels arising from alleged emissions violations in several of its plants. In addition to civil penalties being assessed against Archer Daniels, additional emissions devices, monitoring programs and a new testing protocol for emissions were imposed.

On January 6, 2003, the EPA issued formal informational requests to ethanol plants designed, constructed, and/or managed by Broin and Associates and Broin Management.  The EPA also issued similar information requests during this time to other ethanol and non-ethanol related plants and companies.  The requests to Broin required that the subject ethanol plants, including Dakota Ethanol, provide the EPA with certain emissions data, presumably to determine if the plants were in compliance with the Clean Air Act. If the EPA determines that Dakota Ethanol has not complied with the Clean Air Act or its Title V Air Quality Operating Permit, the EPA could require pollution control mechanisms and internal control processes that are not currently planned for this plant.  To date, no action has been initiated by the EPA, nor is management able to predict the form or magnitude of any regulatory action, if any, that could be initiated by the EPA as a result of these requests, or the effect it would have on operations.

In late 2002, the DENR began requiring applicants for new plants in South Dakota include a new method for quantifying emissions from these plants.  The new testing method is commonly referred to as the Midwest Scaling Method or the “multiplier.”  When the multiplier is used, the emission test results are higher than when traditional test measures are employed.  While the use of the multiplier is not required in Dakota Ethanol’s Title V Air Quality Operating Permit, any future imposition of the multiplier could make it more difficult for Dakota Ethanol to comply with its Title V Air Quality Operating Permit and the air quality standards under the Clean Air Act.  Any future imposition of the multiplier may also require pollution control mechanisms and internal processes that are not currently planned for the plant, or result in certain sanctions if Dakota Ethanol is unable to comply with state or federal air quality standards.

On December 29, 2003, Dakota Ethanol, along with five other ethanol plants management by Broin Management, filed an administrative petition before the South Dakota Board of Minerals and Environment.  The petition requests that the Board of Minerals and Environment bar the DENR from using and applying the multiplier with respect to emissions testing in order to determine compliance under the Title V Air Quality Permit and Clean Air Act.  A hearing on the petition was schedule for March 18, 2004, but the hearing has been continued to a later, undetermined date.  For additional information on this proceeding, please see “Item 3—Legal Proceedings” below.

MANAGEMENT AND EMPLOYEES

Broin Management, LLC, a Broin affiliate, manages the day-to-day operations of the ethanol plant.  Dakota Ethanol pays Broin Management a fixed annual fee and an incentive bonus based on annual net income.  Dakota Ethanol also pays certain expenses incurred with respect to the operation of the plant while other expenses, including, but not limited to, the provision of a full-time plant manager and technical manager, are included as part of Broin Management’s fees.  The agreement is in effect until January 1, 2006, and automatically renews for additional five-year terms unless either party provides a 90-day advance written notice of termination prior to the end of the term.  Dakota Ethanol may only terminate Broin Management “for cause,” which is defined in the agreement as illegal or unethical conduct.

Broin Management hired Mr. Dean Frederickson as Dakota Ethanol’s plant general manager.  Mr. Frederickson oversees and is responsible for operations and production at Dakota Ethanol on a day-to-day basis.  The general manager is a full-time, on-site position, but Mr. Frederickson is an employee of Broin Management, LLC.  For Mr. Frederickson’s biographical information, see “Item 9 – Directors, Executive officers, Promoters and Control Persons; in Compliance with Section 16(a) of the Exchange Act.”

As of March 1, 2004, Dakota Ethanol employed 38 employees, including a commodities manager, an operations manager, a maintenance manager, a microbiologist, a chief mechanical operator, a controller, plant operators, plant maintenance personnel, a membership coordinator, a receptionist and a secretary.  This does not include contract employees or Mr. Frederickson and the technical manager who are employees of Broin Management.

Item 2.  Description of Property.

The Dakota Ethanol plant is located on 77 acres of land it owns near the town of Wentworth in Lake County, South Dakota.  This site is served by multiple state highways and is near Interstate Highways 29 and 90 and has rail facilities and connections to the Burlington Northern Santa Fe railroad system to facilitate transporting the ethanol and DDGS produced at the plant to national target markets.  All of Dakota Ethanol’s tangible and intangible property, real and personal, serves as the collateral for the debt financing with First National Bank of Omaha, which is described below under “Item 6 – Liquidity and Capital Resources.”

Item 3.  Legal Proceedings.

From time to time, we may be subject to litigation incidental to our business.  Dakota Ethanol is currently a party in a pending matter before the South Dakota Board of Minerals and Environment in Pierre, South Dakota.  On December 29, 2003, Dakota Ethanol, five other ethanol plants in South Dakota, and Broin Management, LLC, filed a petition for an order to show cause and declaratory judgment with the South Dakota Board of Minerals and Environment.  The South Dakota Department of Environment and Natural Resources (DENR) is the respondent in the proceeding.  The petition requests that the Board of Minerals and Environment bar the DENR from using and applying a new method for quantifying emissions from ethanol plants known as the Midwest Scaling Method or “multiplier.”  The Board of Minerals and Environment is a nine person citizen board that serves a quasi-judicial and legislative role in matters involving the South Dakota air quality laws.  The Board of Minerals and Environment has authority to hear petitions regarding the application of DENR’s rules governing air quality matters.

The petition alleges that the DENR’s use of the multiplier for quantifying emissions is inappropriate and unlawful.  Dakota Ethanol and the other petitioners contend that South Dakota and federal regulations do not require or permit the use of the multiplier.  Historically, ethanol plants have measured their emissions using EPA promulgated referenced methods.  Using the multiplier, however, changes the way emission quantities are reported, typically increasing the reported quantity of emissions and making it potentially more difficult to comply with the Title V Air Quality Operating Permit and the standards under the Clean Air Act.  A hearing on the matter was scheduled in Pierre on March 18, 2004, but that hearing has been continued to a later, undetermined date.

In addition, as described under above under “Item 1—Description of Business, Environmental Matters,” while it is uncertain if the DENR will take any action with respect to the alleged excessive emissions prior to Dakota Ethanol’s corrective action in 2002, management anticipates that to resolve this matter short of a formal proceeding, Dakota Ethanol may be assessed civil penalties and other sanctions.  Further, Broin Management, acting on behalf of Dakota Ethanol and other ethanol plants managed by Broin Management, has recently held informal discussions with the EPA regarding whether the multiplier can be applied and used for quantifying emissions.  These discussions are currently ongoing and generally relate to all ethanol plants that are managed by Broin.  It is uncertain whether the issues surrounding use of the multiplier can be resolved with the EPA short of a formal proceeding, or what the effect will be on Dakota Ethanol if resolution of the matter is or is not attained.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There is no public trading market for our capital units.  Capital units may only be transferred in accordance with our Capital Units Transfer System.  The Capital Units Transfer System provides for transfers by gift to family members, upon death, and through a qualified matching service, subject to our Board of Managers’ approval.  The qualified matching service is operated through an Alternative Trading Service (ATS) owned and operated by Variable Investment Advisors, Inc., a registered broker-dealer based in Sioux Falls, South Dakota, which may be accessed at www.agstocktrade.com.  As of March 1, 2004, we had 958 members.  The following table contains historical information by trimester for the past two years for sales of our equity shares prior to the conversion and our capital units since the reorganization in August 2002.  All of the information has been adjusted to reflect the 4:1 capital unit split that occurred on November 1, 2002.

Trimester	Low Bid	High Bid	Average Bid	# of Shares/Capital Units Traded

Jan – Apr 2002	$1.25	$1.45	$1.31	130,800
May – Aug 2002	$1.19	$1.33	$1.28	108,000
Sept – Dec 2002	$0.95	$1.00	$0.98	132,000
Jan – April 2003	$1.00	$1.03	$1.01	100,000
May – Aug 2003	$0.90	$1.10	$1.05	210,000
Sept – Dec 2003	$.070	$1.00	$0.87	125,000

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

In 2002, Dakota Ethanol made cash distributions to us of approximately $8.9 million and approximately $1.2 million to the minority members of Dakota Ethanol.  We, in turn, distributed to our members approximately $8.2 million, or $0.275 per capital unit.

In 2003, Dakota Ethanol made cash distributions to us of approximately $3.7 million and approximately $500,000 to the minority members.  We, in turn, distributed to our members approximately $3.5 million, or $0.12 per capital unit.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

You should read the following discussion along with the audited financial statements and notes to the audited financial statements included elsewhere in this report.  This report contains forward-looking statements, including, but not limited to, those under “Management’s Discussion and Analysis-Results of Operations,” and “Liquidity and Capital Resources,” involving future events, future business and other conditions, our future performance, and our expected operations.  These statements are based on management’s beliefs and expectations and on information currently available to management.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Dakota Ethanol’s and our actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  While we believe that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to our industry and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made.  In particular,

•                  Although management expects demand for ethanol to increase, demand is largely driven by federal and state environmental regulations, which are often subject to change.

•                  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect Dakota Ethanol’s operating results.

•                  The ethanol industry and Dakota Ethanol’s business are sensitive to corn prices.  When corn prices increase, Dakota Ethanol operating results may suffer.

•                  The ethanol industry and Dakota Ethanol are sensitive to natural gas prices. When natural gas prices increase, Dakota Ethanol’s operating results may suffer.

•                  The ethanol industry and Dakota Ethanol are dependent upon government subsidies and incentive payments. Dakota Ethanol’s operating income may be adversely impacted by a decrease in or termination of available government subsidies and incentive payments.

•                  The ethanol industry and Dakota Ethanol may be subject to additional regulation, such as environmental restrictions, or regulatory action, which could include fines, penalties, or injunctive relief as a result of any potential excessive emissions, which could increase costs.

•                  Dakota Ethanol is dependent upon Broin Management, LLC to manage the day-to-day activities of the plant and upon Broin-related entities to market the ethanol and DDGS produced at the plant. If any of these activities cease providing services to Dakota Ethanol, the plant’s operations may be adversely affected.

We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance, or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview

On August 20, 2002, our members approved a reorganization from a cooperative to a limited liability company.  The reorganization became effective on August 31, 2002.  Upon completion of the reorganization to a limited liability company, we became the owner of the cooperative’s 88% interest in Dakota Ethanol, LLC, a company that owns and operates a 40 million gallon ethanol plant in Wentworth, South Dakota which produces ethanol and DDGS.  The plant began production on September 4, 2001.

Dakota Ethanol’s business consists of the production of ethanol and an ethanol co-product, DDGS.  Although federal and state government incentive programs have been a significant source of income since Dakota Ethanol began production in 2001, they are becoming less significant because of the means by which the programs structure, fund, and condition the payments.  Thus, the primary factors that influence Dakota Ethanol’s operating and financial performance are the prices at which we sell ethanol and DDGS and the costs related to production.  Although there are various costs related to the production process, the two most significant are the price at which Dakota Ethanol purchases corn and the cost of natural gas.  You should review these and other factors when evaluating our financial statements and results of operations.

Results of Operations

The following table presents, for the periods indicated, the relative composition of selected income and expense data for our operations:

	Year ended December 31,
	2003	2002
Total Revenue	$69,391,182	$65,643,669
Cost of revenues	60,198,865	51,857,757
General and administrative expenses	2,620,736	3,225,991
Interest and other income	147,629	176,905
Interest expense	1,461,763	1,983,869

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Sales.  Sales for the year ended December 31, 2003 were approximately $67.9 million, consisting of $56.5 million in sales of ethanol (83%) and $11.4 million in sales of DDGS (17%).  Sales for the year ended December 31, 2002 were approximately $59.3 million, consisting of $49.9 million in sales of ethanol (84%) and $9.4 million in sales of DDGS (16%).  The increase in sales was due primarily to an increase in ethanol and DDGS values.  The average sales price of ethanol per gallon was approximately 10% higher for the year ended December 31, 2003 than for the year ended December 31, 2002.  The average price per ton of DDGS increased by 7% for the year ended December 31, 2003, compared to the year ended December 31, 2002.

The price of ethanol and DDGS could be impacted by various factors.  The price of ethanol tends to bear some relationship to the price of gasoline.  As the price of gasoline decreases, the price of ethanol tends to decrease.  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and reduce our profitability.  The price of ethanol could also change based upon basic principles of supply and demand.  Increased production of ethanol could result in lower prices for ethanol if the demand for ethanol does not keep up with the expected increase in supply.  We expect that existing ethanol plants will construct additions to increase their production and that new fuel grade ethanol plants will be constructed in addition to the 17 currently under construction.  Increased production will also lead to increased supplies of DDGS.  These increased supplies could lead to lower prices for DDGS.  Further, if the EPA begins to grant states like New Hampshire and California waivers from the oxygenated fuel requirement, our sales of ethanol and resulting financial condition could be materially and adversely affected.

In addition to sales revenue, Dakota Ethanol recorded incentive revenue of approximately $1.5 million during the year ended December 31, 2003 and approximately $6.3 million during the year ended December 31, 2002.  Incentive revenue consists of income received from federal and state governments in connection with Dakota Ethanol’s ethanol production.  For the year ended December 31, 2003, Dakota Ethanol recorded $536,000 of incentive income from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program compared to approximately $5.2 million for the same period in 2002.  The decrease in income from the Bioenergy Program is due primarily to how the program is structured and payments are made under the program.  Payments are based, in part, on the increase in gallons of ethanol produced compared to the prior year’s production.  Dakota Ethanol received its highest payment in the 2002 program year (October 1, 2001 through September 30, 2002) because this was its first year of production and the largest increase in production compared to its prior year’s.  Accordingly, it received less in incentive revenue in 2003 compared to 2002.

Dakota Ethanol recorded incentive income of approximately $980,000 from the State of South Dakota (under the Ethanol Producer Incentive Program) for the year ended December 31, 2003 and approximately $1.1 million for the year ended December 31, 2002.  The decrease in income from the State of South Dakota in 2003 is due to a funding and distribution cap under the program.  Of the $980,000, $ 480,000 is attributed to the 2003 program year, which ended June 30, 2003 and $500,000 is for the 2004 program year.  Dakota Ethanol’s maximum allocation per program year under the South Dakota program is $1.0 million and $10.0 million over the life of the plant.

Management anticipates that Dakota Ethanol will continue to receive less payment under the Bioenergy Program in the 2004 program year because it does not expect any significant increase in the production of ethanol during the 2004 program year compared to 2003.  In addition, we anticipate that we will not receive any further payments under the South Dakota incentive program until the 2005 program year (beginning July 1, 2004) because the maximum incentive payment of $5 million to all South Dakota plants during the 2004 program year has already been allocated and distributed.  While the maximum payment to all ethanol plants in South Dakota during the 2005 program year will be increased to $6 million, we may receive less under this program if more plants in South Dakota commence or increase production of ethanol.  Furthermore, the Bioenergy Program may not have sufficient funds to cover the requisite payments under the program, as experienced in the program in 2003.  Unless Congress extends the Bioenergy Program, it also scheduled to expire in 2007.

Cost of Revenues. Dakota Ethanol’s cost of revenues for the year ended December 31, 2003 was approximately $60.2 million (89% of sales), compared to $51.9 million (87% of sales) for the same period in 2002.  The increase in the cost of revenues as a percentage of sales resulted primarily from an increase in corn and natural gas costs.   The average price per bushel of corn was

approximately 7% higher for the year ended December 31, 2003 than for the year ended December 31, 2002.  The increase in the cost of corn was attributed to a reduced carryout level from 2002 to 2003, caused by a decrease in the supply of corn from the 2002 harvest due to drought conditions.  The average cost of natural gas was also approximately 50% higher for the year ended December 2003 than for the year ended December 31, 2002.  The difference in the cost of natural gas was primarily the result of increased demand for natural gas and reduced production and inventories in the natural gas industry.

Our cost of revenues could be materially affected by the price of corn and natural gas. Production of ethanol and DDGS requires a substantial amount of corn.  The price of corn is affected by weather, governmental policy, disease and other factors.  A significant reduction in the quantity of corn harvested due to adverse weather conditions such as drought, planting, domestic and foreign government farm policies and programs, carryout, demand and supply or other factors could result in increased corn prices and costs which would increase the cost to produce ethanol.  The significance and impact of these factors on the price of corn is difficult to predict.  Significant variations in actual growing conditions from normal growing conditions may also adversely affect our ability to procure corn.  Any events that tend to negatively affect the supply of corn will tend to increase prices and harm our business.  Further, the price of corn has fluctuated significantly in the past and may fluctuate in the future.  If we cannot manage price fluctuations effectively, our costs may be materially and adversely affected.

Natural gas prices have historically fluctuated dramatically.  Natural gas has recently been available at prices exceeding historical averages.  These prices have exceeded historical averages primarily because of increased demand and consumption due to colder weather conditions and reduced production and inventories in the natural gas industry.  We expect natural gas prices to remain above the historical averages in the near future, which could adversely affect our cost of production.

General and Administrative Expenses.  Dakota Ethanol incurred general and administrative expense of approximately $2.6 million for the year ended December 31, 2003, compared to general and administrative expense of approximately $3.2 million for the year ended December 31, 2002.  The decrease was primarily the result of paying a decreased management incentive fee in 2003 caused by a corresponding decrease in net income on which the management incentive fee is based and a decrease in professional fees in 2003.

Interest Expense.  Dakota Ethanol recorded an interest expense of  $1.5 million on its long-term debt, compared to an interest expense of $2.0 million for the year ended December 31, 2002.  The decrease in interest expense was due in part to a decrease in the outstanding principal balance of long-term debt and a reduction of interest rates.  The average outstanding principal balance of long-term debt for the year ended December 31, 2003 was $16.6 million compared to $22.4 million for the year ended December 31, 2002, which was due largely to reducing the outstanding principal balance of the variable rate, revolving loan.  The average interest rate of long-term debt was 8.8% in 2003 compared to 8.9% in 2002.  The reduction in interest rates was attributed to refinancing certain long-term loans in 2002, as discussed below under “Liquidity and Capital Resources—Cash Flow from Financing Activities.”

Interest and Other Income. Interest income consists of income earned on cash on hand and short-term investments generated from operations.  For the year ended December 31, 2003, Dakota Ethanol and Lake Area Corn Processors had $5,000 of interest income compared to $87,000 of interest income in the same period of 2002.  The reduction of interest income resulted from using cash to reduce the outstanding principal balance of long-term debt.

An additional $114,000 of other income for the year ended December 31, 2003 was recorded as a result of Dakota Ethanol’s allocation of earnings from its investment in Ethanol Products, LLC, compared to $76,014 for the year ended December 31, 2002.  This income results from Dakota Ethanol’s $250,000 investment in Ethanol Products in 2000 in exchange for a 5% ownership interest.

Net Income. Lake Area Corn Processors reported a net income of $4,615,000 for the year ended December 31, 2003, compared to a net income of $7,705,000 in the same period in December 31, 2002.  As discussed above, the decrease was primarily a result of the reduction in incentive revenue and an increase in corn and natural gas costs, which were offset by an increase in sales of ethanol and DDGS.

Liquidity and Capital Resources.  The following table shows our cash flows for the last two years:

	Year ended December 31,
	2003	2002
Net cash from operating activities	$7,086,879	$13,197,253
Net cash used for investing activities	(230,288)	(1,833,073)
Net cash used for financing activities	(6,759,775)	(17,443,805)

Cash Flow From Operations.  The net cash flow from operating activities of Dakota Ethanol and Lake Area Corn Processors was approximately $7.1 million for the year ended December 31, 2003, compared to $13.2 million for the year ended December 31, 2002.  The primary variances between the respective periods were the amount of change in net income ($3.1 million), change in current assets and liabilities balances ($2.7 million) and the amount of change in the minority interest in the subsidiary ($456,000).  For the year ended December 31, 2003, the cash flow from operations consisted of net income of $4.6 million and net non-cash expenses of $2.8 million, which were offset by increased working capital requirements of $300,000.  The change in working capital requirements was primarily a result of a $645,000 increase in inventory, and $292,000 increase in investments in commodity contracts for natural gas and grain, offset by a $754,000 increase in accounts payable.  For the year ended December 31, 2002, the cash flow from operations consisted of net income of $7.7 million and net non-cash expenses of $3.1 million, which were offset by increased working capital requirements of $2.3 million.  The change in working capital requirements was primarily a result of a $2.6 million decrease in receivables, offset by a $311,000 increase in investments in commodity contracts for natural gas and grain.

Cash Flow From Investing Activities.  The net cash flow used for investing activities was $230,000 for the year ended December 31, 2003, compared to $1.8 million for the year ended December 31, 2002.  Dakota Ethanol spent $326,000 for investing activities during the year ended December 31, 2003 to purchase various pieces of production equipment.  This expenditure was offset by an approximately $95,000 change in other assets.  During the year ended December 31, 2002, Dakota Ethanol spent approximately $1.4 million for investing activities to install a thermal oxidizer for the ethanol plant.  A thermal oxidizer is a pollution controls device designed to reduce emissions.  Dakota Ethanol spent an additional $500,000 to purchase various pieces of production equipment.  These expenditures were also offset by an approximately $100,000 change in other assets as the result of cash distributions received from Ethanol Products.

Cash Flow From Financing Activities.  Net cash used for financing activities was $6.8 million for the year ended December 31, 2003, compared to $17.4 million for the year ended December 31, 2002.  Net cash used for financing activities was $6.8 million for the year ended December 31, 2003, consisting of $2.9 million for repayment of principal of long-term debt, a $3.5 million cash distribution to Lake Area Corn Processors’ members, and a $500,000 cash distribution to the minority members of Dakota Ethanol.  These payments were offset by Dakota Ethanol’s $236,000 increase in outstanding checks drawn in excess of bank balances.  Net cash used for financing activities for the year ended December 31, 2002 was $17.4 million, consisting of $8.5 million for repayment of principal on long-term debt, an $8.1 million cash dividend distribution to Lake Area Corn Processors’ members and a $1.2 million cash distribution to the minority members of Dakota Ethanol.  These payments were offset by Dakota Ethanol’s $575,000 increase in outstanding checks drawn in excess of bank balances.

First National Bank of Omaha is Dakota Ethanol’s primary lender.  Dakota Ethanol entered into a Construction Loan Agreement and Construction Note with First National Bank of Omaha as of September 25, 2000, for up to $26.6 million in debt financing to fund the balance of the construction costs for the ethanol plant.  Until construction of the ethanol plant was completed, Dakota Ethanol paid interest at First National’s national base rate plus 3% and made quarterly interest only payments to First National Bank of Omaha.  After construction was completed, the outstanding principal and interest was amortized over a ten-year period at 9% interest annually.  On July 29, 2002, Dakota Ethanol refinanced its Construction Note with First National Bank into an approximately $9.6 million variable rate note and an approximately $14.5 million fixed rate note and, on November 1, 2002, Dakota Ethanol refinanced the approximately $9.4 million outstanding balance on its variable rate note into two variable notes with balances of approximately $4.4 million and $5 million, in order to facilitate use of First National Bank’s cash management services.  The fixed rate note bears 9% interest annually and is due on September 1, 2011. Principal payments made on the fixed rate note were $1,565,000 for the year ended December 31, 2003, compared to payment of $3,060,000 for the year ended December 31, 2002.

The variable rate notes bear interest at .50% over the national base rate set by First National Bank of Omaha, which may be reduced if Dakota Ethanol’s ratio of indebtedness to net worth improves, with a minimum interest rate of 5% annually.  The interest rate on the variable rate notes was 5.0% as of December 31, 2003, compared to a rate of 5.0% as of December 31, 2002.  Until July 29, 2005, Dakota Ethanol has the option to fix the variable rate notes at 2.5% over the rate published by the Federal Home Loan Bank of Topeka, Kansas at the time the note is fixed.  The $5 million variable rate note is set up as a revolving loan that allows Dakota Ethanol to reborrow up to $5 million of any repaid principal on a revolving basis, subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed.  There is also a prepayment penalty on both variable rate notes if Dakota Ethanol prepays in full before July 29, 2005.  Principal payments made on the non-revolving variable rate note were $1,365,000 for the year ended December 31, 2003, compared to a payment of $5,516,000 for the year ended December 31, 2002.  In addition, $0 remained outstanding on the revolving loan as of December 31, 2003, compared to $0 outstanding as of December 31, 2002.

Dakota Ethanol incurred approximately $1.5 million in interest expense for the year ended December 31, 2003, compared to $2.0 million for the year ended December 31, 2002.

The notes from First National are secured by Dakota Ethanol’s real property, personal property (including general intangibles), an assignment of its interest in the Design/Build Contract with Broin and an assignment of all rents and leases in favor of First National.  The Construction Loan Agreement contains debt service coverage ratio, working capital, net worth and other standard negative and affirmative covenants, all of which were complied with as of December 31, 2003.  On November 1, 2002, First National agreed to amend the Construction Loan Agreement to revise the method for calculating working capital and to include the unused amount of the revolving note in evaluating Dakota Ethanol’s compliance with the financial covenants.  In addition to the regular payments on the notes, the Construction Loan Agreement provides that 10% of Dakota Ethanol’s excess cash flow, as defined in the Construction Loan Agreement, must be paid annually on the unpaid principal amount.  If an event of default occurs, First National may terminate the Construction Loan Agreement and declare the entire amount immediately due and owing.  Events of default under the Agreement generally include failure to make payments when due or violation of one or more of the Agreement’s covenants.

Dakota Ethanol also has a note payable to Sioux Valley Southwestern Energy for $85,000 related to the extension of utility lines to the plant.  The loan is payable over ten years, beginning on October 1, 2001, with an effective interest rate of approximately 9%.  Principal payments of $5,667 were made for the year ended December 31, 2003, compared to payments of $4,243 for the year ended December 31, 2002.

On June 1, 2004, Dakota Ethanol will commence paying principal and interest on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  Dakota Ethanol is obligated to make payment to the sole purchaser of these bonds in connection with a guarantee dated September 23, 2003 that Dakota Ethanol provided to this purchaser.  The interest rate on the bonds is 7.75% per year.  The bonds require semi-annual payments of interest on December 1 and June 1, along with payment of principal on June 1.  Dakota Ethanol’s payment obligation will continue until maturity in 2018 unless Lake County realizes a sufficient increase in property taxes from the real estate on which the ethanol plant is located to cover the principal and interest payments of the tax increment revenue bond series.  Dakota Ethanol expects to satisfy this obligation through cash flows from operations.

The obligation with respect to these bonds is attributed to a guarantee.  On September 23, 2003, Dakota Ethanol agreed to guarantee to First National Bank of Brookings, South Dakota, the

sole bondholder of certain revenue bonds issued in 2001, the debt service obligation of a specific taxable series of tax increment revenue bonds to be issued by Lake County, South Dakota.  In April 2001, Dakota Ethanol received approximately $1.9 million in proceeds from the issuance of tax increment revenue bonds issued by Lake County.  The funds from these bonds were used to pay for infrastructure improvements to the plant.  The funds were to be repaid to First National by Lake County from an increase in property taxes expected to be realized from the real estate on which the plant is located.  However, because the land and building on which the plant is located were appraised at a lower than expected value following the issuance of these bonds, Lake County determined that an inadequate amount in property taxes was expected in the future to cover the necessary principal and interest payments on the bonds.  As a result, Lake County provided to First National on December 2, 2003 a refund on the bonds issued in 2001 and subsequently reissued to First National new tax increment revenue bonds in two different series, a taxable series in the amount of $1.323 million and a tax-exempt series in the amount of $824,599.

As a condition to First National purchasing the newly reissued bonds, Dakota Ethanol agreed to guarantee to First National the principal and interest obligation of the taxable bond series ($1.323 million).  Under the guarantee, Dakota Ethanol is not obligated to make any principal or interest payment on the taxable bond series unless Lake County realizes an insufficient amount in property taxes from the real estate on which the plant is located to cover the principal and interest payments on the taxable series of bonds.  However, it is expected that Lake County will not realize a sufficient amount in property taxes from the plant beginning in 2004 to cover all of the necessary principal and interest payments on the taxable bond series.  Therefore, Dakota Ethanol will be obligated under the guarantee to pay First National an amount in principal and interest equal to the difference between the debt service obligation on the taxable bond series and the amount in property taxes realized to cover the debt service on the taxable bond series, or a sum of $573,315.  It is anticipated that Dakota Ethanol’s obligation under this guarantee will begin on June 1, 2004 and will continue until Lake County realizes a sufficient increase in property taxes from the plant to cover the principal and interest payments on the taxable bond series, which may never occur.

In addition to Dakota Ethanol’s long-term debt obligations, Dakota Ethanol has certain other contractual cash obligations.  The following table provides information regarding our consolidated contractual obligations as of December 31, 2003:

	Payment Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Long-Term Debt	$15,166,503	2,995,344	6,037,924	3,750,574	2,382,661
Electricity Purchase Commitments	2,318,800	290,400	897,600	616,800	514,000
Related Party Agreements	1,310,877	615,855	695,022	—	—
Guarantee Liability	573,315	62,195	187,845	122,998	200,277
Total Contractual Cash Obligations	$19,369,495	3,963,794	7,818,391	4,490,372	3,096,938

Dakota Ethanol expects to continue operating its plant at, or above, name-plate capacity for the next twelve months.  Dakota Ethanol expects to have sufficient cash from operations to cover its operating and administrative costs and intends to fund working capital, minor capital expenditures, and debt service obligations, for the next twelve months primarily through cash flows generated from its operating activities.  However, in the event that we are required to apply the

Midwest Scaling Method or “multiplier” to quantify emissions by the EPA or DENR, or other similar emissions quantification method, we may have to fund certain capital expenditures through additional debt or equity financing in order to pay for additional emission control equipment and processes.  Management is unable to predict at this time, however, the costs and effects the multiplier would have on plant operations, or the extent of potential sanctions from the DENR for alleged excessive emissions prior to taking corrective action in 2002.

Off-Balance Sheet Arrangements

We do not use or have any off-balance sheet financial arrangements.

Recent Accounting Pronouncements

Management has reviewed the recent accounting pronouncements and has not identified any that are relevant to our financial statements.

Critical Accounting Policies and Estimates

Preparation of our financial statements require estimates and judgments to be made that affect the amounts of assets, liabilities, revenues, and expenses reported.  Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates.  Management continually evaluates these estimates based on historical experience and other assumptions we believe to be reasonable under the circumstances.

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results, and valuations as well as management intentions.  As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated.

Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments, and complexity.

Commitments and Contingencies

Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred, as well as in estimating the amount of the potential expense.  In conformity with accounting principles generally accepted in the United States, we accrue an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Inventory Valuation

Dakota Ethanol accounts for its corn inventory at estimated net realizable market value.  Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing and has predictable and insignificant costs of disposal.  Dakota Ethanol derives its estimates from local market prices determined by grain terminals in its area.  Changes in the market values of corn inventory is recognized as a component of cost of revenues.  Ethanol and DDGS are states at net realizable value.  Work-in-process, supplies, parts and chemical inventory are stated at the lower of cost or market on the first-in, first-out method.

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when title transfers to customers, net of allowances for estimated returns.  Generally, ethanol and related products are shipped FOB shipping point.  Interest income is recognized when earned.

Revenue from federal and state incentive programs is recorded when we have produced or sold the ethanol and satisfied the reporting requirements under each applicable program.  When it is uncertain whether we will receive full allocation and payment due under the federal incentive program, we derive an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program.  The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the federal incentive program or other factors that affect funding or allocation of funds under such program.

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

Item 7.  Financial Statements.

Lake Area Corn Processors’ financial statements, described as follows, are appended to the signature page of this report beginning at page F-1.

•                  Independent Auditor’s Report, dated January 22, 2004.

•                  Consolidated Balance Sheet as of December 31, 2003.

•                  Consolidated Statement of Operations for the years ended December 31, 2003, and 2002.

•                  Consolidated Statements of Changes in Members’ Equity for the years ended December 31, 2003 and 2002.

•                  Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002.

•                  Notes to Financial Statements.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our or Dakota Ethanol’s internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the end of the period covered by this report.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Except for the Code of Ethics information set forth below, information required by this item is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Members, to be filed with the Commission not later than 120 days after December 31, 2003.

We adopted a Code of Ethics on June 25, 2003, a copy of which will be provided to any person, without charge, upon request in writing. Please direct your request in writing to the following person and address:

Membership Coordinator

Lake Area Corn Processors, LLC

46269 South Dakota Highway 34

P.O. Box 100

Wentworth, South Dakota 57075

Item 10.  Executive Compensation.

The information required by this item is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Members, to be filed with the Commission not later than 120 days after December 31, 2003.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Members, to be filed with the Commission not later than 120 days after December 31, 2003.

Item 12.  Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Members, to be filed with the Commission not later than 120 days after December 31, 2003.

Item 13.  Exhibits and Reports on Form 8-K.

The following exhibits are filed as part of, or are incorporated by reference into, this report:

(a)                                  Exhibits. See Exhibit Index

(b)                                 The following reports were filed on Form 8-K during the fourth quarter ended December 31, 2003:

Date of Report	Item Reported
November 26, 2003	Item No. 5—Cash Distribution to Members

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Members, to be filed with the Commission not later than 120 days after December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date: March 30, 2004	/s/ Douglas Van Duyn
Douglas Van Duyn, Chief Executive Officer

Date: March 30, 2004	/s/ Brian Woldt
Brian Woldt, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2004	/s/ Douglas Van Duyn
Douglas Van Duyn, Chief Executive Officer, Manager (Principal Executive Officer)

Date: March 30, 2004	/s/ Brian Woldt
Brian Woldt, Chief Financial Officer, Manager (Principal Financial and Accounting Officer)

Date: March 30, 2004	/s/ Ronald C. Alverson
Ronald C. Alverson, Manager

Date: March 30, 2004	/s/ Todd M. Brown
Todd M. Brown, Manager

Date: March 30, 2004	/s/ Dale I. Schut
Dale I. Schut, Manager

Date: March 30, 2004	/s/ Dale L. Thompson
Dale L. Thompson, Manager

Date: March 30, 2004	/s/ Gregory Van Zanten
Gregory Van Zanten, Manager

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
2.1	Plan of Reorganization		Appendix A to the Issuer’s Prospectus filed with the Commission on July 19, 2002 (File No. 333-66552)

3.1	Articles of Organization		Appendix B to the Issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on July 19, 2002

3.2	Articles of Amendment to Articles of Organization		Exhibit 3.1(ii) to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2003 (File No. 333-66552)

3.3	Operating Agreement, as adopted on September 1, 2002		Exhibit 3.1(ii) to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2003

3.4	Amendment and Addendum to Operating Agreement, dated June 25, 2003		Exhibit 3.1(iii) to the Issuer’s Form 10-QSB filed with the Commission on August 14, 2003 (File No. 333-66552)

3.5	Third Amended and Restated Operating Agreement, dated August 27, 2003		Exhibit 3.2 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2003

4.1	Form of Class A Capital Unit Certificate		Exhibit 4.1 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552)

10.1	DDGS Marketing Agreement with Dakota Commodities, dated June 7, 2001		Exhibit 10.1 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001

10.2	Ethanol Marketing and Services Agreement with Ethanol Products, LLC, dated October 7, 1999 and First Amendment to Ethanol and Marketing Service Agreement, dated June 7, 2001		Exhibit 10.2 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001

10.4	Management Agreement with Broin Management, LLC, dated October 7, 1999		Exhibit 10.4 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001

10.5	Corn Price Risk Management Agreement with Broin Management, LLC, dated December 17, 1999	Exhibit 10.5 to the Issuer’s Form S-4 Filed with the Commission on August 2, 2001

10.6	Licensing Agreement with Broin and Associates, Inc., dated October 7, 1999	Exhibit 10.6 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001

10.7	Construction Loan Agreement with First National Bank of Omaha, dated September 25, 2000	Exhibit 10.7 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001

10.8	Construction Note payable to First National Bank of Omaha, dated September 25, 2000	Exhibit 10.8 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001

10.9	Water Purchase Agreement with Big Sioux Community Water Systems, Inc., dated June 2, 2000	Exhibit 10.9 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001

10.10	U. S. Energy Service Agreements, dated April 1, 1999 and March 9, 2001	Exhibit 10.11 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001

10.11	Railcar Lease Agreement with Chicago Freight Car Leasing Co., dated June 6, 2001	Exhibit 10.12 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001

10.12	Gas Management Agreement with Northwestern Energy, dated August 2000	Exhibit 10.13 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001

10.13	Service Request Form with Northwestern Energy, dated August 2000	Exhibit 10.14 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001

10.14	First Amendment to Construction Loan Agreement with First National Bank of Omaha, dated July 29, 2002	Exhibit 10.15 to the Issuer’s Form 10-QSB filed with the Commission on August 22, 2002 (File No. 333-66552)

10.15	Railcar Lease Agreement with Trinity Industries Leasing Company, dated July 5, 2002	Exhibit 10.16 to the Issuer’s Form 10-KSB filed with the Commission on March 25, 2003 (File No. 333-66552)

10.17	Second Amendment to Construction Loan Agreement with First National Bank of Omaha, dated November 1, 2002	Exhibit 10.17 to the Issuer’s Form 10-KSB filed with the Commission on March 25, 2003

10.18	Memorandum of Understanding with Dakota Commodities, dated April 1, 2003		Exhibit 10.18 to the Issuer’s Form 10-QSB filed with the Commission on May 15, 2003 (File No. 333-66552)

10.19	Debt Service Guarantee		Exhibit 10.1 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2003 (File No. 333-66552)

10.20	Natural Gas Supply and Transportation Agreements dated October 23, 2003	☒

31.1	Rule 13a-14/15d-14(a) Certifications	☒

31.2	Rule 13a-14/15d-14(a) Certifications	☒

32.1	Section 1350 Certification	☒

32.2	Section 1350 Certification	☒

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

LAKE AREA CORN PROCESSORS, LLC

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
Lake Area Corn Processors, LLC
Wentworth, South Dakota

We have audited the accompanying consolidated balance sheet of Lake Area Corn Processors, LLC as of December 31, 2003, and the related consolidated statements of operations, changes in members’ equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Area Corn Processors, LLC as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Baily LLP

Minneapolis, Minnesota
January 22, 2004

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

ASSETS

CURRENT ASSETS
Cash	$96,816
Receivables
Ethanol - related party	3,738,063
Distillers grains	468,301
Incentives	166,667
Other	287,557
Inventory
Raw materials	1,890,282
Finished goods	568,527
Parts inventory	461,816
Work in process	508,742
Investment in commodity contracts	728,550
Prepaid expenses	97,276
Total current assets	9,012,597

PROPERTY AND EQUIPMENT
Land	106,394
Land improvements	2,238,975
Buildings	7,254,757
Equipment	31,276,838
40,876,964
Less accumulated depreciation	(4,888,200)
Net property and equipment	35,988,764

OTHER ASSETS
Guarantee premium	564,197
Other	432,497
Total other assets	996,694

$45,998,055

See Notes to Consolidated Financial Statements

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$812,144
Accounts payable	4,584,254
Accounts payable - related party	289,312
Accounts payable - construction - related party	95,520
Accrued liabilities	289,669
Current portion of guarantee payable	62,195
Current portion of notes payable	2,995,344
Total current liabilities	9,128,438

LONG-TERM LIABILITIES
Guarantee payable	511,120
Notes payable	12,171,159
Total long-term liabilities	12,682,279

MINORITY INTEREST	2,863,277

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000
Additional paid-in capital	96,400
Retained earnings	6,417,661
Total members’ equity	21,324,061

$45,998,055

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

REVENUES
Sales	$67,877,247	$59,329,676
Incentive income	1,513,935	6,313,993

Total revenues	69,391,182	65,643,669

COST OF REVENUES	60,198,865	51,857,757

GROSS PROFIT	9,192,317	13,785,912

EXPENSES
Organizational costs	—	—
Start-up costs	—	—
General and administrative expenses	2,620,736	3,225,991

INCOME FROM OPERATIONS	6,571,581	10,559,921

OTHER INCOME (EXPENSE)
Interest and other income	147,629	176,905
Interest expense	(1,461,763)	(1,983,869)
Total other income (expense)	(1,314,134)	(1,806,964)

NET INCOME BEFORE INCOME TAXES	5,257,447	8,752,957

BENEFIT FROM INCOME TAXES	—	49,953

NET INCOME BEFORE MINORITY INTEREST	5,257,447	8,802,910

MINORITY INTEREST IN SUBSIDIARY	(641,767)	(1,098,023)

NET INCOME	$4,615,680	$7,704,887

BASIC AND DILUTED EARNINGS PER UNIT	$0.16	$0.26

WEIGHTED AVERAGE UNITS OF EQUITY STOCK OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003 AND 2002

			Additional Paid-In Capital
	Capital Units			Retained Earnings	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2001	29,620,000	$14,810,000	$95,800	$5,797,000	$20,702,800

Additional paid-in capital received			600		600
Net income				7,704,887	7,704,887
Distributions paid ($.28 per capital unit)				(8,145,506)	(8,145,506)

BALANCE, DECEMBER 31, 2002	29,620,000	$14,810,000	$96,400	$5,356,381	$20,262,781

Net income				4,615,680	4,615,680
Distributions paid ($.12 per capital unit)				(3,554,400)	(3,554,400)

BALANCE, DECEMBER 31, 2003	29,620,000	$14,810,000	$96,400	$6,417,661	$21,324,061

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
OPERATING ACTIVITIES
Net income	$4,615,680	$7,704,887
Changes to income not affecting cash
Depreciation	2,164,551	2,064,007
Amortization	84,342	73,313
Minority interest in subsidiary	641,767	1,098,023
Other	(124,310)	(86,014)
(Increase) decrease in
Receivables	(2,834)	2,640,838
Inventory	(645,267)	(52,438)
Prepaid expenses	(58,861)	111,224
Investment in commodity contracts	(292,207)	(311,828)
Increase (decrease) in
Accounts payable	753,689	368,607
Accrued liabilities	(49,671)	(413,366)
NET CASH FROM OPERATING ACTIVITIES	7,086,879	13,197,253

INVESTING ACTIVITIES
Change in other assets	95,906	98,628
Purchase of property and equipment	(326,194)	(1,931,701)
NET CASH USED FOR INVESTING ACTIVITIES	(230,288)	(1,833,073)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	236,343	575,802
Principal payments on notes payable	(2,936,067)	(8,580,040)
Financing costs paid	—	(96,236)
Additional paid in capital received	—	600
Distributions paid to minority member	(505,651)	(1,198,425)
Distributions paid to LACP members	(3,554,400)	(8,145,506)
NET CASH USED FOR FINANCING ACTIVITIES	(6,759,775)	(17,443,805)

NET INCREASE (DECREASE) IN CASH	96,816	(6,079,625)

CASH AT BEGINNING OF PERIOD	—	6,079,625
CASH AT END OF PERIOD	$96,816	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for Interest, net of capitalized interest	$1,461,763	$2,625,192

Income taxes refunded	$—	$49,953

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC (formerly Lake Area Corn Processors Cooperative, or the Cooperative) is a South Dakota limited liability company located in Wentworth, South Dakota. Lake Area Corn Processors, LLC (LACP or the Company) was organized by investors to provide a portion of the corn supply for a 40 million-gallon (annual capacity) ethanol plant, owned by Dakota Ethanol, LLC (Dakota Ethanol). On September 4, 2001, the ethanol plant commenced its principal operations. The Company sells ethanol and related products to customers located in North America.

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

As a result of the reorganization mentioned above, the financial statements have been restated to reflect the comparative basis of the Company as a limited liability company versus the Cooperative.

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

Shipping Costs

Shipping costs incurred by Dakota Ethanol are recorded as a component of cost of revenues.  In accordance with Dakota Ethanol’s agreement for marketing and sale of ethanol and by product, shipping costs arranged by the marketer are deducted from the gross sales price.  Revenue is recorded based on the net selling price reported to Dakota Ethanol by the marketer.

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

Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

(Continued on next page)

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all trade receivable balances that exceed sixty days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Additionally, management applies a two-year weighted-average of write-offs to the aggregate remaining trade receivables to estimate a general allowance covering those amounts. The weighted-average gives greater weight to the most recent year and is adjusted for management’s estimate of any changes in future economic conditions that might give rise to results that differ from past experience.

Investment in Commodities Contracts, Derivative Instruments and Hedging Activities

SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.

Dakota Ethanol enters into short-term cash grain, option and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices. All of Dakota Ethanol’s derivatives are designated as non-hedge derivatives. Although the contracts are effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options.

Unrealized gains and losses related to derivative contracts are included as a component of cost of revenues in the accompanying consolidated financial statements. Inventories are recorded at net realizable value so that gains and losses on derivative contracts are offset by gains and losses on inventories and reflected in earnings currently. For the statement of cash flows, such contract transactions are classified as operating activities.

Guarantee Premium

Guarantee premium is amortized over the term of the related guarantee using the interest method of amortization.

Minority Interest

Amounts recorded as minority interest on the balance sheet relate to the investment by Broin Enterprises, Inc. or individuals related to Broin Enterprises, Inc. (hereinafter referred to as the minority member) in Dakota Ethanol, plus or minus any allocation of minority income or loss of Dakota Ethanol. Earnings and losses of Dakota Ethanol are allocated to the members in proportion to the member’s capital accounts.

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

(Continued on next page)

Concentrations of Credit Risk

The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits.

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

Additional Paid-In Capital

Upon conversion of the Cooperative to an LLC, amounts previously recorded as voting stock were transferred to additional paid-in capital, as the voting rights of LACP are included in the membership units.

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

Income Taxes

On August 20, 2002, the members approved a plan of reorganization to convert the Cooperative’s structure from an exempt cooperative organization to a limited liability company effective August 31, 2002.  The Cooperative’s board approved allocating the tax gain related to the reorganization to the members.  No income taxes were paid by the Company as a result of the reorganization.

LACP is taxed as a limited liability company under the Internal Revenue Code.  The income of LACP flows through to the members to be taxed at the individual level rather than the corporate level.  Accordingly, LACP has no tax liability.

The subsidiary company, Dakota Ethanol, is organized as a limited liability company under state law. Dakota Ethanol has elected to be taxed as a partnership, and income and expense pass through to LACP and the minority owner.

(Continued on next page)

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

Reclassification

Amounts in the 2002 Statement of Operations have been reclassified to conform with the 2003 presentation.  There is no change to the 2002 net income as a result of the reclassification.

NOTE 3 - LONG-TERM NOTES PAYABLE

Dakota Ethanol originally had a $26,600,000 note payable to First National Bank, Omaha, Nebraska (Bank) for the construction and permanent financing of the plant (Term Note 1).  On July 29, 2002, Dakota Ethanol amended the construction loan agreement to create two term notes from its original Term Note 1, creating Term Notes 2 and 3, and converted Term Note 3 into Term Notes 4 and 5 on November 1, 2002.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, and net worth requirements. Dakota Ethanol is in compliance with the covenants as of December 31, 2003. The note also includes terms whereby 10% of Dakota Ethanol’s excess cash flow is payable annually to reduce the principal balance on the note, with no more than 80% of excess cash flow available for distribution to Dakota Ethanol’s members without prior approval of the bank.  The note is collateralized by the ethanol plant, which had a net book value of approximately $36,000,000 at December 31, 2003.  The note is subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.

The balance of Term Note 2 is due and payable in quarterly installments of $581,690 commencing October 1, 2002, through September 1, 2011. Interest on outstanding principal balances will accrue at a rate of 9 percent. The other terms and conditions of Term Note 1 remain in effect.

Except as set forth below, the original terms and conditions of Term Note 1 apply to Term Notes 4 and 5.

The balance of Term Note 4 is due and payable in quarterly installments of $329,777 commencing January 1, 2003, through September 1, 2011. The installment will first be applied to the accrued interest on Term Note 5, and the remainder will be applied to accrued interest and principal of Term Note 4.  Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate (5.0 percent at December 31, 2003). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.

(Continued on next page)

The balance of Term Note 5 is due and payable in quarterly installments of interest only commencing January 1, 2003, through September 1, 2011. Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate (5.0 percent at December 31, 2003). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect to utilize this feature, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000 availability.  In addition, the bank draws the checking account balance to a minimum balance on a daily basis.  The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed.  At December 31, 2003 and 2002, Dakota Ethanol had the ability to draw upon the entire $5,000,000 available balance from Term Note 5.

Dakota Ethanol also incurred a note payable related to the extension of utility lines to the plant. The loan is payable over ten years, beginning on October 1, 2001, with an effective interest rate of approximately 9 percent and a final maturity of September 1, 2011.

The balance of the notes payable as of December 31, 2003 is as follows:

2003
Note payable to First National Bank, Omaha
Term Note 2	$12,351,455
Term Note 4	2,742,347
Term Note 5	—
Utility line extension note	72,701
15,166,503

Less current portion	(2,995,344)

$12,171,159

Minimum principal payments for the next five years are as follows:

Year Ended December 31,	Amount

2004	$2,995,344
2005	2,631,262
2006	1,769,863
2007	1,636,799
2008	1,789,784

Minimum principal payments for the year ending December 31, 2004 include approximately $544,000 related to the calculation of additional principal to the Bank based on excess cash flow.

Interest capitalized totaled $0 and $43,059 for the years ended December 31, 2003 and 2002, respectively.

(Continued on next page)

NOTE 4 - TAX INCREMENT FINANCING

During the year ended December 31, 2001, Dakota Ethanol received a grant of approximately $1,911,587 from the proceeds of tax increment financing bonds issued by Lake County, South Dakota. Under South Dakota law, proceeds from tax increment financing are not a liability of the entity (Dakota Ethanol) but are an obligation of the taxing district issuing the bonds. The grant was provided to fund infrastructure improvements to real property owned by Dakota Ethanol and will be repaid by Lake County from the incremental increase in property taxes related to the improvement of Dakota Ethanol’s real property.  The proceeds of the financing were recorded as a reduction of the cost basis of the applicable property and equipment.

NOTE 5 - INCOME TAXES

Previously organized as a cooperative, the Cooperative’s income and expenses were included or excluded from the computation of taxable income based on their classification as patronage or non-patronage source income. Non-patronage source income, less non-patronage source expenses, was subject to income taxes. Patronage source net income (patronage source income less patronage source expenses) allocated to stockholders in the form of a written notice of allocation of qualified patronage dividend was allowed as a deduction from patronage source taxable income.

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

Income tax expense (benefit) related to activities of the cooperative before the reorganization consists of the following:

	2003	2002

Income tax benefit calculated based on non-patronage source net income (loss)	$—	$(49,953)

The reconciliation of income tax expense at statutory tax rates on non-patronage income (loss) to income taxes recognized above is as follows:

	2003	2002

Income tax expense (benefit) at statutory rates	$—	$(49,953)
Tax effect of non-deductible patronage source expenses	—	—

Income tax expense (benefit)	$—	$(49,953)

Upon reorganization from a cooperative to a limited liability company, the Board of Directors of the Cooperative elected to pass through to its members the tax gain related to the reorganization.

(Continued on next page)

The difference between the financial statement basis and tax basis of assets is as follows:

2003
Financial statement basis of assets	$45,998,055
Less tax over book depreciation	(7,763,929)
Organization and start-up costs capitalized - net	378,877
TIF guarantee	(564,197)
Other book and tax differences	127,810

Tax basis of assets	$38,176,616

2003
Financial statement basis of liabilities	$45,998,055
TIF guarantee payable	(573,316)
Other book and tax differences	(38,496)

Tax basis of liabilities	$45,386,243

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes the carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations of $15,739,818 had a fair value of approximately $17,300,000 based on estimated interest rates for comparable debt.

The Company believes the fair value of agreements for the purchase of utilities approximates the carrying value based on the variable terms of the agreements that follow local market rates.

NOTE 7 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

The Company has entered into contracts and agreements regarding the operation and management of the ethanol plant.

Dakota Ethanol has entered into agreements for the purchase of electricity and natural gas. The following agreements commenced on or about September 4, 2001.

Natural Gas – The agreements provide Dakota Ethanol with a fixed transportation rate for natural gas for a ten-year term, renewable for ten-year terms. In addition, the agreement provides a pricing structure for natural gas for a two-year period based on market rates. These agreements do not require minimum purchases of natural gas during their initial term.

(Continued on next page)

Electricity – The agreements provide Dakota Ethanol with electric service for a term of ten years, renewable for five-year periods. The agreement sets rates for energy usage based on market rates and requires a minimum purchase of electricity each month during the initial term of the agreement.

Expenses related to the agreement for the purchase of electricity and natural gas were $11,303,754 and $7,682,224 for the years ended December 31, 2003 and 2002, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Year Ended December 31,	Amount

2004	$290,400
2005	290,400
2006	303,600
2007	303,600
2008	308,400
2009 - 2011	822,400

$2,318,800

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30.  Revenue of $0, $1,000,349 and $7,500,000 has been earned for the USDA program years ended September 30, 2004, 2003 and 2002, respectively.  Incentive revenue of $535,879 and $5,247,269 was recorded for the years ended December 31, 2003 and 2002, respectively.

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Dakota Ethanol earned $605,277 for the State of South Dakota program year ended June 30, 2004, and has earned $1,000,000 for the program year ended June 30, 2003.  Incentive revenue of $978,057 and $1,066,724 was recorded for the years ended December 31, 2003 and 2002, respectively.

The following commitments, contingencies and agreements are with related parties.

Each capital unit holder has entered into a corn delivery agreement with the Company. For each unit owned, one-fourth bushel of corn is required to be delivered annually. The price paid for the corn is the average corn price for the applicable four-month period (trimester) based on several local grain elevators’ cash corn price. The delivery agreements commence at the discretion of the Company to coincide with the completion and operation of the plant. Members can opt out of delivery if they meet certain criteria and are approved by the Board of Managers.  Based on the number of units outstanding, 4,450,000 bushels of corn will be delivered annually by the unit holders. This represents approximately 30% of the corn required for the operation of the plant at its 40,000,000 gallon capacity.  Purchases of corn from corn delivery agreements and cash contracts from the Company’s stockholders totaled approximately $11,960,000 and $13,845,000 for the years ended December 31, 2003 and 2002, respectively, of which $997,000 and $1,046,000 was recorded as a liability at December 31, 2003 and 2002, respectively.

(Continued on next page)

The Company and the minority member of Dakota Ethanol, or parties related to the minority member through common ownership, have entered into the following agreements:

Ethanol Marketing Contract – Dakota Ethanol has an agreement with Ethanol Products, LLC, a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. In the event Ethanol Products, LLC is unable to collect from their customer, Dakota Ethanol is charged for the applicable bad debt. Total sales to Ethanol Products, LLC were $56,450,057 and $49,872,449 for the years ended December 31, 2003 and 2002, respectively.  The fee for these services totaled $319,570 and $308,679 for the years ended December 31, 2003 and 2002, respectively. The initial agreement expires on September 4, 2006, and is automatically renewed for successive five-year terms unless terminated three months prior to expiration.

DDGS Marketing Contract – Dakota Ethanol has entered into an agreement with Dakota Gold Marketing (formerly known as Dakota Commodities) for the marketing of all Distiller’s Dried Grain with Solubles (DDGS) produced by the plant. The marketing fee for this service is 3% of DDGS sales, with a minimum marketing fee of $200,000 per year. The agreement expires on September 4, 2006, and is automatically renewed for successive five-year terms unless terminated three months prior to expiration. Fees related to the marketing agreement were $331,915 and $296,928 for the years ended December 31, 2003 and 2002, respectively.

Management Agreement – Dakota Ethanol has entered into an agreement with Broin Management, LLC for the management and operation of the ethanol plant. The fee for this service is approximately $348,000 annually plus an incentive bonus of 5% of net income. The annual fee is adjusted each year for changes in the consumer price index. The management agreement includes the salary and benefits of the plant general manager and plant technical manager and certain other services related to operation of the ethanol plant. The agreement expires January 1, 2006, and is renewable for successive five-year terms unless terminated 90 days prior to expiration of the agreement.  Management fees expense were $661,686 and $850,629 for the years ended December 31, 2003 and 2002, respectively.  Of these amounts, the Company had a liability of $228,620 and $27,679 owed to Broin Management, LLC for the years ended December 31, 2003 and 2002, respectively.

Corn Price Risk Management Agreement – Dakota Ethanol has entered into an agreement with Broin Management, LLC for the hedge and price risk management related to corn requirements of the plant. The fee for this service is $50,000 annually. The agreement is renewable for successive one-year terms unless terminated 30 days prior to expiration. The agreement expires on August 1, 2004.  Fees relating to this agreement were $50,000 and $50,000 for the years ended December 31, 2003 and 2002, respectively.

Purchases of supplies and chemicals from related parties totaled approximately $92,000 and $120,000 for the years ended December 31, 2003 and 2002, respectively.

Minimum payments on the above agreements with related parties for the initial term of the agreements are as follows:

Year Ended December 31,	Amount

2004	$615,855
2005	561,689
2006	133,333

$1,310,877

(Continued on next page)

Environmental – During the year ended December 31, 2002, management became aware that the ethanol plant may have exceeded certain emission levels allowed by their operating permit. The Company has disclosed the situation to the appropriate state regulatory agency and has taken steps to reduce the emissions to acceptable levels. Management has not accrued a liability for environmental remediation costs since the costs, if any, cannot be estimated.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

Amounts due to Broin & Associates, Inc. related to the construction contract as of December 31, 2003 and 2002 were $95,520 and $63,708, respectively.

Additional agreements with related parties are included in Note 7.

NOTE 9 - TIF BOND GUARANTEE

During December 2003, Dakota Ethanol entered into an agreement to guarantee a bond issued by Lake County, South Dakota.  The bond issue was in conjunction with the refunding of the tax increment financing (TIF) bond issued by Lake County in 2001, of which Dakota Ethanol was the recipient of the proceeds.  During 2003, Lake County became aware that the taxes collected based on the incremental tax would not be sufficient to cover the debt service of the 2001 bond issue. Based on the aforementioned deficiency and changes in interest rate during December of 2003, Lake County refunded the 2001 bond issue replacing it with two separate bonds. A tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024 were issued. As a part of the refunding, Dakota Ethanol entered into the agreement to guarantee the taxable bond issue. The taxes levied on Dakota Ethanol’s property will first go towards the semiannual debt service of the tax-exempt bonds and any remaining taxes will be used for the debt service of the taxable bonds. Dakota Ethanol guarantees any shortfall in debt service for the taxable bonds.  The guarantee expires in December of 2018.

The maximum amount of estimated future payments is $2,282,967. The carrying amount of the guarantee liability on Dakota Ethanol’s balance sheet is $573,315.

Estimated maturities of the guarantee for the next five years are as follows:

Year Ended December 31,	Amount

2004	$62,195
2005	62,692
2006	62,617
2007	62,536
2008	62,319
2009 - 2016	260,956

$573,315

(Continued on next page)

Dakota Ethanol has no recourse from third parties or collateral held by third parties related to the guarantee.

Management has applied the guidance from Financial Accounting Standards Board Interpretation No. 46 (FIN 46) related to accounting for guarantee obligations. Management has determined the probability weighted present value of the estimated cash flows related to the guarantee obligation and recorded a liability and related asset of $573,315.

Estimated amortization of the guarantee premium for the next five years is as follows:

Year Ended December 31,	Amount

2004	$108,435
2005	96,556
2006	84,592
2007	72,641
2008	68,677
2009 - 2016	133,296

$564,197