Form 10-Q
period 2004-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2004-05-17
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NO. 333-66552

LAKE AREA CORN PROCESSORS, LLC
(Exact name of registrant as specified in its charter)

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

On May 1, 2004, the issuer had 29,620,000 Class A capital units outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

LAKE AREA CORN PROCESSORS, LLC

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2004	December 31, 2003 *	March 31, 2004 (proforma)

ASSETS

CURRENT ASSETS
Cash	$118,820	$96,816	$179,611
Receivables
Ethanol - related party	4,265,564	3,738,063	4,265,564
Distillers grains	852,645	468,301	852,645
Incentives	20,241	166,667	20,241
Other	—	287,557	—
Inventory
Raw materials	4,156,481	1,890,282	4,156,481
Finished goods	936,625	568,527	936,625
Parts inventory	538,428	461,816	538,428
Work in process	507,775	508,742	507,775
Investment in commodity contracts	1,624,059	728,550	1,624,059
Prepaid expenses	232,596	97,276	232,596
Total current assets	13,253,234	9,012,597	13,314,025

PROPERTY AND EQUIPMENT
Land	106,394	106,394	106,394
Land improvements	2,238,975	2,238,975	2,238,975
Buildings	7,363,037	7,254,757	7,363,037
Equipment	31,732,655	31,276,838	31,732,655
	41,441,061	40,876,964	41,441,061
Less accumulated depreciation	(5,433,782)	(4,888,200)	(5,433,782)
Net property and equipment	36,007,279	35,988,764	36,007,279

OTHER ASSETS
Guarantee premium	536,841	564,197	536,841
Other	424,254	432,497	424,254
Total other assets	961,095	996,694	961,095

	$50,221,608	$45,998,055	$50,282,399

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

	March 31, 2004	December 31, 2003 *	March 31, 2004 (proforma)

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$885,100	$812,144	$885,100
Accounts payable	3,800,990	4,584,254	3,800,990
Accounts payable - related party	323,841	289,312	323,841
Accounts payable - construction - related party	—	95,520	—
Accrued liabilities	182,001	289,669	182,001
Current portion of guarantee payable	62,195	62,195	62,195
Current portion of notes payable	3,341,838	2,995,344	3,341,838
Total current liabilities	8,595,965	9,128,438	8,595,965

LONG-TERM LIABILITIES
Guarantee payable	511,120	511,120	511,120
Notes payable	13,054,123	12,171,159	14,804,123
Total long-term liabilities	13,565,243	12,682,279	15,315,243

MINORITY INTEREST	3,332,138	2,863,277	3,123,929

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400	96,400
Retained earnings	9,821,862	6,417,661	8,340,862
Total members' equity	24,728,262	21,324,061	23,247,262

	$50,221,608	$45,998,055	$50,282,399

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003

REVENUES
Sales - related party	$15,700,113	$14,387,778
Sales	3,111,317	2,892,857
Incentive income	103,575	871,485
Total revenues	18,915,005	18,152,120

COST OF REVENUES	13,867,089	15,235,859

GROSS PROFIT	5,047,916	2,916,261

EXPENSES
General and administrative expenses	909,647	717,889

INCOME FROM OPERATIONS	4,138,269	2,198,372

OTHER INCOME (EXPENSE)
Interest and other income	65,264	38,437
Interest expense	(330,473)	(390,448)
Total other income (expense)	(265,209)	(352,011)

NET INCOME BEFORE MINORITY INTEREST	3,873,060	1,846,361

MINORITY INTEREST IN SUBSIDIARY	(468,859)	(231,675)

NET INCOME	$3,404,201	$1,614,686

BASIC AND DILUTED EARNINGS PER UNIT	$0.11	$0.05

WEIGHTED AVERAGE UNITS OF EQUITY STOCK OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003

OPERATING ACTIVITIES
Net income	$3,404,201	$1,614,686
Changes to income not affecting cash
Depreciation	545,582	537,288
Amortization	40,563	21,452
Minority interest in subsidiary	468,859	231,675
Other	(63,951)	(24,742)
(Increase) decrease in
Receivables	(477,464)	(667,266)
Inventory	(2,709,941)	(856,761)
Prepaid expenses	(135,319)	(102,765)
Investment in commodity contracts	(895,509)	(672,435)
Increase (decrease) in
Accounts payable	(1,226,956)	635,368
Accrued liabilities	(107,668)	38,229
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(1,157,603)	754,729

INVESTING ACTIVITIES
Change in other assets	58,987	30,582
Purchase of property and equipment	(181,793)	(42,979)
NET CASH USED FOR INVESTING ACTIVITIES	(122,806)	(12,397)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	72,956	877,445
Notes payable issued	1,814,000	594,000
Principal payments on notes payable	(584,543)	(524,568)
Distributions paid to minority member	—	(208,209)
Distributions paid to LACP members	—	(1,481,000)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	1,302,413	(742,332)

NET INCREASE IN CASH	22,004	—

CASH AT BEGINNING OF PERIOD	96,816	—

CASH AT END OF PERIOD	$118,820	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$330,473	$390,448

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.  The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2003.

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

Reclassifications

Certain amounts on the 2003 financial statements have been reclassified to conform to the current year classification.  Such reclassifications had no effect on previously reported net income.

(continued on next page)

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -         LONG-TERM NOTES PAYABLE

The balance of the notes payable are as follows:

	March 31, 2004	December 31, 2003 *
	(unaudited)

Note payable to First National Bank, Omaha
Term Note 2	$12,050,542	$12,351,455
Term Note 4	2,460,235	2,742,347
Term Note 5	1,814,000	—
Utility line extension note	71,184	72,701
	16,395,961	15,166,503

Less current portion	(3,341,838)	(2,995,344)

	$13,054,123	$12,171,159

* Derived from audited financial statements

Minimum principal payments for the next five years are as follows:

Twelve Months Ended March 31,	Amount

2005	$3,341,838
2006	2,578,604
2007	2,771,735
2008	2,397,958
2009	1,831,782

Minimum principal payments for the twelve months ending March 31, 2005 include approximately $938,000 related to the calculation of additional principal due to the Bank based on excess cash flow.

Dakota Ethanol had an available balance of $3,186,000 and $5,000,000 on Term Note 5 to draw upon at March 31, 2004 and December 31, 2003, respectively.

NOTE 4 -         COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30.  Revenue of $20,241 has been earned for the USDA program year ended September 30, 2004.  Incentive revenue of $20,241 and $476,762 was recorded for the three months ended March 31, 2004 and 2003, respectively.  It is uncertain if there is enough funding for the program to fully pay all applications during the year.

(continued on next page)

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Dakota Ethanol earned $666,667 for the State of South Dakota program year ended June 30, 2004.  Incentive revenue of $83,333 and $394,723 was recorded for the three months ended March 31, 2004 and 2003, respectively.  Dakota Ethanol earned its final allocation in January 2004 for the program year ended June 30, 2004.  Dakota Ethanol will not receive the annual maximum for the 2004 program year due to budget constraints on the State of South Dakota program.

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

NOTE 5 -         SUBSEQUENT EVENTS

During May 2004, Dakota Ethanol distributed $1,750,000 of cash to its members.  LACP received approximately $1,542,000, and the minority members received approximately $208,000.  In conjunction with this distribution, LACP declared and paid a distribution to its members of $1,481,000, or $.05 per capital unit, with a distribution date of May 7, 2004.  A pro forma balance sheet has been included in the accompanying financial statements to reflect the effects of the distribution as if the distribution had been paid on March 31, 2004.  Adjustments applied to the historical March 31, 2004 financial statements include a reduction of minority interest, and retained earnings and an increase in cash and long-term notes payable.

During April 2004, Dakota Ethanol received an operating line of credit from First National Bank of Omaha in the amount of $3,000,000.  The note expires on April 22, 2005 and the amount available is subject to certain financial ratios.  Interest on the outstanding principal balances will accrue at 50 basis points above the banks base rate and there is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, it’s accounts receivable and inventories.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Lake Area Corn Processors, LLC is the owner of an 88% interest in Dakota Ethanol, LLC, a company that owns and operates an ethanol plant in Wentworth, South Dakota. Certain members of the Broin family own the remaining minority interest. Dakota Ethanol’s business consists of the production of ethanol and an ethanol co-product, distiller’s dried grains with solubles, or DDGS. Dakota Ethanol’s plant has the name-plate capacity to produce 40 million gallons of ethanol and 121,000 tons of DDGS annually.

Although federal and state government incentive programs have been a significant source of income since Dakota Ethanol began production in September of 2001, the programs are much less significant because of the means by which the programs structure, fund, and condition the payments.  Thus, the primary factors that influence Dakota Ethanol’s operating and financial performance are the prices at which we sell ethanol and DDGS and the costs related to production.  Although there are various costs related to the production process, the two most significant are the prices at which Dakota Ethanol purchases corn and the cost of natural gas.  You should review these and other factors when evaluating our financial statements and results of operations.

Results of Operations

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended March 31, 2004		Quarter Ended March 31 2003
	$	% of Revenue	$	% of Revenue

Revenue:
Ethanol	15,700,113		14,387,778
DDGS	3,111,317		2,892,857
Incentive	103,575		871,485
Total	18,915,005		18,152,120

Cost of Revenue	13,867,089	73	15,235,859	84

General and Administrative Expense	909,647	5	717,889	4

Other Operating Income (Expense)	(265,209)	(1)	(352,011)	(2)

Net Income	3,404,201	18	1,614,686	9

Revenue-Revenue for Dakota Ethanol increased $800,000 or 4% to $18.9 million for the quarter ended March 31, 2004 from $18.1 million for the three months ended March 31, 2003. The change in revenue is due to increases in sales of both ethanol and DDGS, offset by a decrease in incentive income.

Revenue from the sale of ethanol increased approximately 9% from the three months ended March 31, 2003 to the three months ended March 31, 2004.  The increase is due primarily to an increase in ethanol prices, which have increased in conjunction with the rise in prices of unleaded gasoline and a strong demand for ethanol. The average sales price for ethanol increased 9% from the three months ended March 31, 2003 to the three months ended March 31, 2004.

Revenue from the sale of DDGS increased approximately 8% from the three months ended March 31, 2003 to the three months ended March 31, 2004. The increase in DDGS sales is due primarily to an increase in DDGS prices, which have increased due to an increase in prices of substitute livestock feed, such as corn and soybean meal.  The average sales price for DDGS increased 7% from the three months ended March 31, 2003 to the three months ended March 31, 2004.

While revenue from the sale of ethanol and DDGS increased between March 31, 2003 and March 31, 2004, the total incentive revenue from federal and state government incentive programs decreased by 88% from the three months ended March 31, 2003 to the three months ended March 31, 2004. The incentive revenue from the United States Department of Agriculture’s Commodity Credit Bioenergy Program decreased $456,521 or 95% to $20,241 for the three months ended March 31, 2004 from $476,762 for the three months ended March 31, 2003. This decrease was primarily because the payments under the Bioenergy Program are based in part on a plant’s increase in production from the prior year. Dakota Ethanol, however, had a nominal increase in production in 2004 compared to 2003, resulting in less incentive revenue.

Incentive revenue from the state of South Dakota decreased $311,390 or 78% to $83,333 for the three months ended March 31, 2004 from $394,723 for the three months ended March 31, 2003. For the 2003 program year beginning July 1, 2002, which includes the three months ended March 31, 2003, South Dakota’s incentive payment program was based on the actual number of gallons of ethanol sold and the total amount of payment requests received from ethanol plants located in South Dakota. Starting with the new 2004 program year beginning July 1, 2003, however, South Dakota began allocating and paying monthly incentive income based on 1/12th of the total $1 million program year payment anticipated for each plant. In addition, due to an increase in the number of ethanol plants operating in South Dakota between the first quarter of 2003 and first quarter of 2004, the maximum funding allocated to the program was depleted after the payment in January 2004. Management, however, expects that funding and payments under this program will resume on July 1, 2004 with the start of the new 2005 program year, although it is uncertain how much the payment will be, the period of time for which the payment will be made and whether funding under the program will be adequate to cover the requests for payment by all the ethanol plants located in South Dakota.

Cost of Revenues-Cost of revenues decreased $1.4 million or 9% to $13.8 million for the three months ended March 31, 2004 from $15.2 million for the three months ended March 31, 2003. The decrease in cost of revenues occurred despite a 15% increase in the average cash corn price from the three months ended March 31, 2003 to the three months ended March 31, 2004. The increase in the price of corn was caused primarily by reduced carryout of world corn stocks from 2003. The decrease in the cost of revenues is attributed mainly to an effective corn price risk management strategy through the use of forward cash contracts to purchase corn prior to the end of the first quarter of 2004 at prices lower than the market prices of corn at the end of the first quarter of 2004. The difference between the forward cash contract price of corn and the actual market price of corn is settled at the end of the quarter and increases or decreases the cost of revenues depending upon the form of variance. If the forward cash contract price is lower than the current market price, the difference results in a lowering of cost of revenues, and vice versa. For the first quarter 2004, the forward cash contract price was lower than the market price at the end of the quarter, resulting in a 9% reduction in corn expense compared to the first quarter of 2003.  Management anticipates that the price of corn will be subject to extreme volatility in the next three to six months due to various factors. A reduction in the projected quantity of corn harvested due to inclement weather or the total amount of corn actually planted, or an increase in demand for corn nationally or globally, could result in increased corn prices, which would have an adverse effect on the cost of revenues.

Natural gas costs also contributed to the reduction in the cost of revenues.  The volume of natural gas used at the plant decreased 6% and the price of natural gas decreased by 8% during the three months ended March 31, 2004 compared to the same period of 2003.  The decrease in volume was the result of an increase in operational efficiency at the plant.  The reduction in the natural gas prices was the result of an increase in natural gas production and inventories in the industry during the first quarter of 2004.

General and Administrative Expenses-General and administrative expenses increased approximately $200,000 or 27% to $909,000 for the three months ended March 31, 2004, from $717,000 for the three months ended March 31, 2003.  The increase in general and administrative expenses is primarily due to an increase in the management incentive fee, which is based on Dakota Ethanol’s net income.  The management incentive fee increased by 57% in the first quarter of 2004 compared to the same period of 2003.

Interest Expense-Interest expense decreased $60,000 or 15% to $330,000 for the three months ended March 31, 2004 from $390,000 for the three months ended March 31, 2003.  The reduction to interest expense is due to a reduction in the outstanding principal on the loans Dakota Ethanol has with First National Bank.

Net Income-Net income increased $1.8 million or 111% to $3.4 million for the quarter ended March 31, 2004 from $1.6 million for the three months ended March 31, 2003. The increase in the net income is due to the increase in the sales prices of ethanol and DDGS and the decrease in the corn and natural gas costs, all of which were offset by increased management fees, as discussed above.

Liquidity and Capital Resources

The following table shows the cash flows between the three months ended March 31, 2004 and the three months ended March 31, 2003:

	Quarter ended March 31,
	2004 $	2003 $
Net cash from (used for) operating activities	(1,157,603)	754,729
Net cash (used for) investing activities	(122,806)	(12,397)
Net cash from (used for) financing activities	1,302,413	(742,332)

 Cash Flow From Operating Activities. The net cash flow used for operating activities was approximately $1.2 million for the three months ended March 31, 2004, compared to providing $750,000 for the three months ended March 31, 2003. The 2004 cash flows resulted from $3.4 million of net income and $1.0 million of non-cash expenses, offset by $5.6 million of working capital requirements. The change in working capital requirements is comprised of a $500,000 increase in accounts receivable, a $2.7 million increase in inventories, a $900,000 increase in investments in commodity contracts and a $1.3 million decrease in accounts payable and accrued liabilities. The net cash provided by operating activities for the three months ended March 31, 2003 resulted from $1.6 million in net income and $800,000 of non-cash expenses, offset by a $1.6 million increase in working capital.  The change in working capital was a result of a

$700,000 increase in accounts receivable, a $900,000 increase in inventories, a $700,000 increase in investments in commodity contracts and a $700,000 increase in accounts payable and accrued liabilities.

Cash Flow From Investing Activities.  The net cash flow used for investing activities was $122,000 for the three months ended March 31, 2004, compared to the use of $12,000 for the three months ended March 31, 2003.  Expenditures for production equipment of $182,000 in the first quarter 2004 were offset by cash received from other assets of $59,000. The investing activities for the first quarter of 2003 consisted of $43,000 in purchases of production equipment, offset by $31,000 of cash received from other assets.

Management estimates that least $500,000 in capital expenditures will be made in the next six to twelve months for general improvements to the plant, which are expected to be financed from cash flow from operations. The improvements relate to the electrical, dryer and storage units at the plant.

Cash Flow From Financing Activities.  The net cash flow provided by financing activities was approximately $1.3 million for the three months ended March 31, 2004, compared to the use of $740,000 for the three months ended March 31, 2003. Net cash provided by financing activities for the three-months ended March 31, 2004 consists of $585,000 for the repayment of principal on long-term debt, offset by Dakota Ethanol’s receipt of $1.8 million of advances on its notes payable with First National Bank of Omaha and $73,000 of outstanding checks drawn in excess of bank balances.  Net cash used for financing activities for the three months ended March 31, 2003 consists of $525,000 for repayment of principal on long-term debt, a $1.5 million cash distribution to Lake Area Corn Processors’ members, and a $200,000 cash distribution to the Broin family members who are the minority members of Dakota Ethanol.  These payments were offset by Dakota Ethanol’s receipt of $600,000 of advances on its notes payable with First National Bank of Omaha and $900,000 of outstanding checks drawn in excess of bank balances.

First National Bank of Omaha is Dakota Ethanol’s primary lender.  Dakota Ethanol entered into a Construction Loan Agreement and Construction Note with First National Bank of Omaha as of September 25, 2000, for up to $26.6 million in debt financing to fund the balance of the construction costs for the ethanol plant.  On July 29, 2002, Dakota Ethanol refinanced its Construction Note with First National Bank into an approximately $9.6 million variable rate note and an approximately $14.5 million fixed rate note, and on November 1, 2002, Dakota Ethanol refinanced the approximately $9.4 million outstanding balance on its variable rate note into two variable notes with balances of approximately $4.4 million and $5 million, in order to facilitate use of First National Bank’s cash management services. The fixed rate note bears 9% interest annually and is due on September 1, 2011.  Principal payments made on the fixed rate note were $300,000 for the quarter ended March 31, 2004, compared to payments of $268,000 for the quarter ended March 31, 2003.

The variable rate notes bear interest at .50% over the national base rate set by First National Bank of Omaha, which may be reduced if Dakota Ethanol’s ratio of indebtedness to net worth improves, with a minimum interest rate of 5% annually.  As of March 31, 2004, Dakota Ethanol’s variable rate was 5.0%.  Until July 29, 2005, Dakota Ethanol has the option to fix the variable rate notes at 2.5% over and above the rate published by the Federal Home Loan Bank of Topeka, Kansas at the time the note is fixed.

The $5 million variable rate note is set up as a revolving loan that allows Dakota Ethanol to reborrow up to $5 million of any repaid principal on a revolving basis, subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed.  There is also a prepayment penalty on both variable rate notes if Dakota Ethanol prepays in full before July 29, 2005.  Principal payments of $282,000 were made on the $4.4 million variable rate note during the three months ended March 31, 2004, compared to principal payments of $262,000 during the three months ended March 31, 2003.  In addition, $1,814,000 was outstanding on the $5.0 million revolving loan as of March 31, 2004.

On April 23, 2004 Dakota Ethanol entered into an amendment to its Construction Loan Agreement with First National Bank in order to obtain a revolving line of credit. The primary purpose of the line of credit is to provide for working capital. The maximum amount available under the line of credit is $3 million. Dakota Ethanol can borrow up to the maximum amount available and pay down without penalty whenever excess cash is available. Once paid down, the amount available to borrow under the line of credit increases back to the maximum. The line of credit is subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed. The line of credit is subject to a maturity of April 22, 2005, and bears interest at .50% over the national base rate set by First National Bank of Omaha which may be reduced if Dakota Ethanol’s ratio of indebtedness to net worth improves, with a minimum interest rate of 5% annually.

The notes from First National are secured by Dakota Ethanol’s real property, personal property (including general intangibles), an assignment of its interest in the Design/Build Contract with Broin and an assignment of all rents and leases in favor of First National.  The Construction Loan Agreement, as amended, contains debt service coverage ratio, working capital, net worth, capital expenditure limitation, and other standard negative and affirmative covenants.  On November 1, 2002, First National agreed to amend the Construction Loan Agreement to revise the method for calculating working capital and to include the unused amount of the revolving note in evaluating Dakota Ethanol’s compliance with the financial covenants.  In addition to the regular payments on the notes, the Construction Loan Agreement provides that 10% of Dakota Ethanol’s excess cash flow, as defined in the Construction Loan Agreement, must be paid annually on the unpaid principal amount.  If an event of default occurs, First National may terminate the Construction Loan Agreement and declare the entire amount immediately due and owing.  Events of default under the Agreement generally include failure to make payments when due or violation of one or more of the Agreement’s covenants. Management believes that Dakota Ethanol is currently in compliance with all covenants and restrictions under the Construction Loan Agreement, as amended.

Dakota Ethanol also has a note payable to Sioux Valley Southwestern Energy for $85,000 related to the extension of utility lines to the plant.  The loan is payable over ten years, beginning on October 1, 2001, with an effective interest rate of approximately 9%.  Principal payments of $1,518 were made in during the three months ended March 31, 2004, compared to the payment of $1,358 for the three months ended March 31, 2003.

In May 2004, Dakota Ethanol declared and issued a $1,750,000 cash distribution to its members, of which $1,542,000 was issued to Lake Area Corn Processors and $208,000 was issued to the minority members.  On May 6, 2004, Lake Area Corn Processors declared a $1,481,000 cash distribution to its members, or $0.05 per Class A capital unit.

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

Management anticipates that the plant will continue to operate a name-plate capacity for the next twelve months. Management also expects to have sufficient cash for the next twelve months to fund working capital and to cover operating and administrative costs, capital expenditures, and debt service obligations primarily through cash flows from operating activities and, if necessary, the new revolving line of credit with First National.

The following table summarizes amounts due pursuant to our consolidated contractual obligations as of March 31, 2004:

		Payment Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt Obligations	$16,395,961	$3,341,838	$7,748,297	$3,836,66	$1,469,060

Electricity Purchase Agreements	2,246,200	290,400	902,100	616,800	436,900

Related-Party Agreements	1,068,163	598,355	469,808	—	—

Guarantee Liability	573,316	62,195	187,845	122,998	200,278

Total Contractual Cash Obligations	$20,283,640	4,292,788	9,308,050	4,576,564	2,106,238

Off Balance Sheet Transactions.

We do not use or have any off-balance sheet arrangements.

Recent Accounting Pronouncements

None.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Dakota Ethanol is exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. Dakota Ethanol has no exposure to foreign currency risk as all of its business is conducted in U.S. dollars.

Commodity Price Risk

Dakota Ethanol produces ethanol and its co-product, distiller’s dried grains with solubles (DDGS), from corn, and as such is sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. Dakota Ethanol also uses natural gas in the ethanol and DDGS production process, and as such is sensitive to changes in the price of natural gas.  The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the U.S. domestic onshore and offshore rig count, and the amount of U.S. natural gas in underground storage during both the injection (April 1st – November 7th) and withdrawal (November 14th – March 31st) seasons.

Dakota Ethanol attempts to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management strategies.  Strategies include the use of derivative financial instruments such as futures and options initiated on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as the daily cash management of Dakota Ethanol’s total corn and natural gas ownership relative to its monthly demand for each commodity, which may incorporate the use of forward cash contracts or basis contracts.

Corn is hedged with derivative instruments including futures and options contracts offered through the Chicago Board of Trade.  Forward cash corn and basis contracts are also utilized to minimize future price risk.  Similarly, natural gas is hedged with futures and options contracts offered through the New York Mercantile Exchange.  Basis contracts are likewise utilized to minimize future price risk.

Unrealized gains and losses on futures and options contracts, as well as forward cash corn and basis contracts used as economic hedges of corn inventory, are recognized as a component of cost of revenues for financial reporting on a monthly basis using month-end settlement prices for corn futures on the Chicago Board of Trade.  Corn inventories are marked to fair value using market based prices so that gains or losses on the derivative contracts, as well as forward cash corn and basis contracts, are offset by gains or losses on inventories during the same accounting period.

Unrealized gains and losses on futures and options contracts, as well as basis contracts used as economic hedges of natural gas, are recognized as a component of cost of revenues for financial reporting on a monthly basis using month-end settlement prices for natural gas futures on the New York Mercantile Exchange.  The natural gas inventories hedged with these derivatives or basis contracts are valued at the spot price of natural gas, plus or minus the gain or loss on the futures or options positions relative to the month-end settlement price on the New York Mercantile Exchange.

Interest Rate Risk

Dakota Ethanol’s interest rate risk exposure pertains primarily to its long-term, variable rate debt. Specifically, Dakota Ethanol has $4.3 million outstanding in variable rate, long-term debt as of March 31, 2004.  The interest rate on the variable rate, long-term debt is .50% over the base rate set by First National Bank of Omaha, which was 5.0% as of March 31, 2004. Dakota Ethanol manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt.  Until July 29, 2005, Dakota Ethanol has the option to fix a substantial portion of the variable rate debt to 2.5% over the rate published by the Federal Home Loan Bank of Topeka, Kansas. Dakota Ethanol has $12.0 million outstanding in fixed rate, long-term debt as of March 31, 2004, all of which is subject to an interest rate of 9.0%.

Item 4.  Controls and Procedures

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

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Lake Area Corn Processors’ and Dakota Ethanol’s actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. While Lake Area Corn Processors believes that these statements are accurate, its business is dependent upon general economic conditions and various conditions specific to its industry and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made.  In particular,

•                  While it is expected that the emissions control equipment and technology installed at the plant will eliminate any potentially dangerous emissions from the ethanol production process and allow Dakota Ethanol to comply with existing environmental regulations, there is no guarantee that it will.

•                  Dakota Ethanol’s operating income may be adversely affected by a decrease in available government subsidies and incentive payments.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Dakota Ethanol, LLC is currently a party in a pending matter before the South Dakota Board of Minerals and Environment in Pierre, South Dakota.  On December 29, 2003, Dakota Ethanol, five other ethanol plants in South Dakota, and Broin Management, LLC, filed a petition with the South Dakota Board of Minerals and Environment against the South Dakota Department of Environment and Natural Resources (DENR).  The petition requests that the Board of Minerals and Environment bar the DENR from using and applying a new method for quantifying emissions from ethanol plants known as the Midwest Scaling Method or “multiplier,” which is not the required testing methodology for quantifying emissions under Dakota  Ethanol’s Title V Air Quality Operating Permit.  The Board of Minerals and Environment is a nine person citizen board that serves a quasi-judicial and legislative role in matters involving the South Dakota air quality laws.  The Board of Minerals and Environment has the authority to hear petitions regarding the application of DENR’s rules governing air quality matters.

The petition alleges that the DENR’s use of the multiplier for quantifying emissions is inappropriate and unlawful.  Dakota Ethanol and the other petitioners contend that South Dakota and federal regulations do not require or permit the use of the multiplier.  The use of the multiplier changes the way emission quantities are reported, typically increasing the reported quantity of emissions and making it potentially more difficult to comply with the Title V Air Quality Operating Permit and the standards under the Clean Air Act.  A bearing on this matter before the Board of Minerals and Environment is scheduled for June 16, 2004 in Pierre, South Dakota, the outcome of which is uncertain at this time.

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

Dated: May 17, 2004

	By	/s/ Douglas Van Duyn
Douglas Van Duyn
Chief Executive Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
LAKE AREA CORN PROCESSORS, LLC

Exhibit Number	Description

2.1

Plan of Reorganization(1)

3.1(i)	Articles of Organization(2)
3.1(iii)	Articles of Amendment to Articles of Organization(3)
3.2	Third Amended and Restated Operating Agreement (4)
4.1	Form of Class A Unit Certificate(5)
10.1	Third Amendment to Construction Loan Agreement and Promissory Note dated April 23, 2004
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

(1)  Incorporated by reference from Appendix A to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 filed with the Commission on August 2, 2001 (File No. 333-66552).

(2)  Incorporated by reference from Appendix B to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 filed with the Commission on August 8, 2001. (File No. 333-66552).

 (3)  Incorporated by reference from the same numbered exhibit to the issuer’s Form 10-QSB filed with the Commission on November 14, 2002.

(4)  Incorporated by reference from the same numbered exhibit to the issuer’s Form 10-QSB filed with the Commission on November 14, 2003.

 (5) Incorporated by reference from the same number exhibit to the issuer’s Registration Statement on Form S-4 filed with the Commission on August 8, 2001 (File No. 333-66552).