Form 10-Q
period 2004-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2004-08-16
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐   No ☒

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

On August 2, 2004, the issuer had 29,620,000 Class A capital units outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAKE AREA CORN PROCESSORS, LLC

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

LAKE AREA CORN PROCESSORS, LLC

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2004	December 31, 2003 *
ASSETS

CURRENT ASSETS
Cash	$105,564	$96,816
Receivables
Ethanol - related party	5,047,774	3,738,063
Distillers grains	633,238	468,301
Incentives	250,859	166,667
Other	—	287,557
Other - related party	130,145	—
Inventory
Raw materials	391,278	1,890,282
Finished goods	1,062,945	568,527
Parts inventory	633,512	461,816
Work in process	456,008	508,742
Investment in commodity contracts	740,132	728,550
Prepaid expenses	178,957	97,276
Total current assets	9,630,412	9,012,597

PROPERTY AND EQUIPMENT
Land	106,394	106,394
Land improvements	2,238,975	2,238,975
Buildings	7,376,488	7,254,757
Equipment	31,821,563	31,276,838
	41,543,420	40,876,964
Less accumulated depreciation	(5,981,918)	(4,888,200)
Net property and equipment	35,561,502	35,988,764

OTHER ASSETS
Guarantee premium	509,485	564,197
Other	347,365	432,497
Total other assets	856,850	996,694

	$46,048,764	$45,998,055

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2004	December 31, 2003 *
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$1,920,156	$812,144
Accounts payable	3,141,388	4,584,254
Accounts payable - related party	105,294	289,312
Accounts payable - construction - related party	—	95,520
Accrued liabilities	157,243	289,669
Revolving promissory note	2,197,000	—
Current portion of guarantee payable	102,116	62,195
Current portion of notes payable	2,718,863	2,995,344
Total current liabilities	10,342,060	9,128,438

LONG-TERM LIABILITIES
Guarantee payable	442,853	511,120
Notes payable	10,708,046	12,171,159
Total long-term liabilities	11,150,899	12,682,279

MINORITY INTEREST	2,914,173	2,863,277

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	6,735,232	6,417,661
Total members' equity	21,641,632	21,324,061

	$46,048,764	$45,998,055

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003

REVENUES
Sales - related party	$34,024,642	$27,268,573	$18,324,530	$12,802,773
Sales	6,147,835	5,378,554	3,036,518	2,563,719
Incentive income	334,192	1,047,139	230,617	175,655
Total revenues	40,506,669	33,694,266	21,591,665	15,542,147

COST OF REVENUES	36,451,744	30,163,839	22,561,080	14,927,980

GROSS PROFIT (LOSS)	4,054,925	3,530,427	(969,415)	614,167

EXPENSES
General and administrative	1,444,889	1,366,593	558,817	648,704

INCOME (LOSS) FROM OPERATIONS	2,610,036	2,163,834	(1,528,232)	(34,537)

OTHER INCOME (EXPENSE)
Interest and other income	94,732	57,730	29,468	19,292
Interest expense	(647,093)	(751,887)	(316,620)	(361,438)
Total other income (expense)	(552,361)	(694,157)	(287,152)	(342,146)

NET INCOME (LOSS) BEFORE MINORITY INTEREST	2,057,675	1,469,677	(1,815,384)	(376,683)

MINORITY INTEREST IN SUBSIDIARY	(259,104)	(189,334)	209,755	42,341

NET INCOME (LOSS)	$1,798,571	$1,280,343	$(1,605,629)	$(334,342)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.06	$0.04	$(0.05)	$(0.01)

WEIGHTED AVERAGE UNITS OF EQUITY STOCK OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003

OPERATING ACTIVITIES
Net income	$1,798,571	$1,280,343
Changes to income not affecting cash
Depreciation	1,093,718	1,077,365
Amortization	80,857	42,552
Minority interest in subsidiary	259,104	189,334
Other	(92,438)	(34,847)
(Increase) decrease in
Receivables	(1,376,177)	(330,569)
Inventory	885,626	(383,557)
Prepaid expenses	(81,681)	(90,665)
Investment in commodity contracts	(11,582)	293,710
Increase (decrease) in
Accounts payable	(1,872,177)	(889,717)
Accrued liabilities	(160,773)	(107,488)
NET CASH FROM OPERATING ACTIVITIES	523,048	1,046,461

INVESTING ACTIVITIES
Change in other assets	151,426	65,429
Purchase of property and equipment	(541,934)	(170,704)
NET CASH USED FOR INVESTING ACTIVITIES	(390,508)	(105,275)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	1,108,011	1,333,934
Advances on revolving promissory note	2,197,000	—
Notes payable issued	—	1,230,000
Principal payments on notes payable	(1,739,594)	(1,815,911)
Distributions paid to minority member	(208,209)	(208,209)
Distributions paid to LACP members	(1,481,000)	(1,481,000)
NET CASH USED FOR FINANCING ACTIVITIES	(123,792)	(941,186)

NET INCREASE IN CASH	8,748	—

CASH AT BEGINNING OF PERIOD	96,816	—
CASH AT END OF PERIOD	$105,564	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$647,093	$751,887

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the six and three months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for a full year.

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

Environmental Liabilities

Dakota Ethanol’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require Dakota Ethanol to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, Dakota Ethanol has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when Dakota Ethanol’s liability is probable and the costs can be reasonably estimated.

Reclassifications

Certain amounts on the 2003 financial statements have been reclassified to conform to the current year classification.  Such reclassifications had no effect on previously reported net income (loss).

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

NOTE 3 - LONG-TERM NOTES PAYABLE

The balance of the notes payable are as follows:

	June 30, 2004	December 31,
	(unaudited)	2003 *

Note payable to First National Bank, Omaha
Term Note 2	$11,399,322	$12,351,455
Term Note 4	1,957,965	2,742,347
Term Note 5	—	—
Utility line extension note	69,622	72,701
	13,426,909	15,166,503

Less current portion	(2,718,863)	(2,995,344)

	$10,708,046	$12,171,159

* Derived from audited financial statements

Minimum principal payments for the next five years are as follows:

Twelve Months Ended June 30,	Amount

2005	$2,718,863
2006	2,260,923
2007	1,602,789
2008	1,752,750
2009	1,920,046

Minimum principal payments for the twelve months ending June 30, 2005 include approximately $217,000 related to the calculation of additional principal to the Bank based on excess cash flow.

Dakota Ethanol had an available balance of $5,000,000 on Term Note 5 to draw upon at June 30, 2004 and December 31, 2003, respectively.

NOTE 4 - REVOLVING PROMISSORY NOTE

During April 2004, Dakota Ethanol received a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000. The note expires on April 22, 2005 and the amount available is subject to certain financial ratios. Interest on the outstanding principal balances will accrue at 50 basis points above the bank’s base rate (5.0 percent at June 30, 2004). There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability. The note is collateralized by the ethanol plant, its accounts receivable and inventories. Dakota Ethanol had $2,197,000 outstanding on the revolving promissory note at June 30, 2004, with $803,000 available to draw against the revolving promissory note.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

NOTE 5 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $167,525 has been earned for the USDA program year ended September 30, 2004. Incentive revenue of $167,525 and $147,284 was recorded for the six and three months ended June 30, 2004. Incentive revenue of $569,083 and $92,322 was recorded for the six and three months ended June 30, 2003. It is uncertain if there is enough funding for the program to fully pay all applications during the year.

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Dakota Ethanol earned $666,667 for the State of South Dakota program year ended June 30, 2004.  Incentive revenue of $166,667 and $83,333 was recorded for the six and three months ended June 30, 2004. Dakota Ethanol earned its final allocation in January 2004 for the program year ended June 30, 2004. Dakota Ethanol earned $83,333 for the State of South Dakota program year ended June 30, 2005. Incentive revenue of $478,056 and $83,333 was recorded for the six and three months ended June 30, 2003. Dakota Ethanol will not receive the annual maximum for the 2004 program year due to budget constraints on the program. It is uncertain if there is enough funding for the program to pay fully all applications during the 2005 program year.

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

Overview

Lake Area Corn Processors, LLC is the owner of an 88% interest in Dakota Ethanol, LLC, a company that owns and operates an ethanol plant in Wentworth, South Dakota. Certain members of the Broin family own the remaining minority interest. Dakota Ethanol’s business consists of the production of ethanol and an ethanol co-product, distiller’s dried grains with solubles, or DDGS. The ethanol plant has the name-plate capacity to produce 40 million gallons of ethanol and 121,000 tons of DDGS on an annual basis.

Dakota Ethanol’s operating and financial performance are largely driven by the prices at which it sells ethanol and DDGS and the costs related to production. The price of ethanol and DDGS is influenced by factors such as supply and demand, prices of unleaded gasoline and substitute products, weather, government policies and programs, and foreign trade. Although federal and state government incentive programs have been a significant source of revenue and income since Dakota Ethanol began production in September of 2001, the programs are now less significant because of the means by which the programs structure, fund, and condition the payments. With respect to the various costs in the production process, the two most significant are typically the costs of corn and natural gas. The cost of natural gas and corn is affected by factors such as supply and demand, weather, government policies and programs, foreign trade, and the risk management strategy implemented to protect against the price volatility of these commodities. During the second quarter of 2004, our cost of revenues was adversely affected by the cost of corn, which impacted our financial performance and results of operations.

Results of Operations

Comparison of the three months ended June 30, 2004 and 2003

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended June 30, 2004		Quarter Ended June 30 2003
	$	% of Revenue	$	% of Revenue

Revenue:
Ethanol	18,324,530		12,802,773
DDGS	3,036,518		2,563,719
Incentive	230,617		175,655
Total	21,591,665		15,542,147

Cost of Revenue	22,561,080	104	14,927,980	96

General and Administrative Expense	558,817	3	648,704	4

Other Income (Expense)	(287,152)	(1)	(342,146)	(2)

Net (Loss)	(1,605,629)		(334,342)

Revenue-Revenue for Dakota Ethanol increased $6.1 million or 39% to $21.6 million for the quarter ended June 30, 2004 from $15.5 million for the three months ended June 30, 2003. The change in revenue is due to an increase in the prices of ethanol and DDGS.

Revenue from the sale of ethanol increased approximately 43% from the three months ended June 30, 2003 to the three months ended June 30, 2004.  The increase is due primarily to an increase in ethanol prices.  The average sales price of ethanol increased 30% from the three months ended June 30, 2003 to the three months ended June 30, 2004.  Ethanol prices increased primarily because of a relatively strong demand for ethanol and the continuation of higher prices of unleaded gasoline.

Revenue from the sale of DDGS increased approximately 18% from the three months ended June 30, 2003 to the three months ended June 30, 2004. The increase in DDGS sales is due primarily to an increase in the price of DDGS. The average sales price of DDGS increased 10% from the three months ended June 30, 2003 to the three months ended June 30, 2004.  The price of DDGS increased due to higher prices of corn and soybean meal, which are substitute products of DDGS.

In addition, the total incentive revenue from federal and state government incentive programs increased 31% from the three months ended June 30, 2003 to the three months ended June 30, 2004. The incentive revenue from the United States Department of Agriculture’s Commodity Credit Bioenergy Program increased $55,000 or 60% to $147,000 for the three months ended June 30, 2004 from $92,000 for the three months ended June 30, 2003. The increase in revenues is attributed to an increase in ethanol production from the same period in the prior year, as payments under the program are based in part on a plant’s increase in production from the previous year’s corresponding quarter.

Incentive revenue from the state of South Dakota for the second quarter in 2004 and 2003 remained the same at $83,333.  Starting with the new 2004 program year beginning July 1, 2003, the maximum monthly payment under the program is $83,333 or 1/12th of the $1,000,000 annual distribution. Dakota Ethanol recorded $83,333 for the three months ended June 30, 2003, all of which was recorded in June 2003 and payable under the 2004 program year since the program had expended all of the funds available for the 2003 program year by March 2003.  Since January 2004, all of the funds available for the 2004 program year (July 1, 2003 - June 30, 2004) were expended in full because the number of plants in South Dakota operating and requesting payment exceeded available funding.  Dakota Ethanol recorded, however, $83,333 for the three months ended June 30, 2004, the payment to be made from 2005 program year funding.  Management anticipates that payments under this program will resume after July 1, 2004 with the start of the new 2005 program year, although it is uncertain how long payments will be made and whether the funding under the program will be adequate to cover payment requests from plants in South Dakota.

Cost of Revenues-Cost of revenues increased $7.5 million or 51% to $22.5 million for the three months ended June 30, 2004 from $15.0 million for the three months ended June 30, 2003. The increase in the cost of revenues occurred primarily because of an increase in the overall corn cost.  Corn costs increased 82% from the three months ended June 30, 2003 to the three months ended June 30, 2004.  The increase in the cost of corn is attributed to the impact of low world corn carryout prior to the 2004 growing season, projections about the quantity of corn to be harvested and demand for corn nationally and globally, weather, and the corn price risk management strategy in place during the second quarter of 2004 based on the use of futures, options and forward cash contracts.

Management believes the price of corn may continue to be subject to extreme volatility in the next three to four months because of possible inclement weather, projections about the quantity of corn to be harvested, actual quantity of corn harvested, or increases in demand for corn nationally or globally.  Yet, it does not expect a recurrence in the next three to four months of such a high cost of corn similar to that experienced during the three months ended June 30, 2004.

General and Administrative Expenses-General and administrative expenses decreased approximately $90,000 or 14% to $560,000 for the three months ended June 30, 2004, from $650,000 for the three months ended June 30, 2003.  The decrease in general and administrative expenses is primarily due to a decrease in the management incentive fees paid to Broin Management, LLC, which are based directly on Dakota Ethanol’s net income.  As net income decreased, management fees decreased by 91% in the second quarter of 2004 compared to the same period of 2003.

Interest Expense-Interest expense decreased $44,000 or 12% to $317,000 for the three months ended June 30, 2004 from $361,000 for the three months ended June 30, 2003. The reduction to interest expense is due to a reduction in the outstanding principal on the loans Dakota Ethanol has with First National Bank of Omaha.

Net Income-Net loss increased $1,272,000 or 380% to $1.6 million for the quarter ended June 30, 2004 from a net loss of $334,000 for the three months ended June 30, 2003. This increase in net loss is primarily due to an increase in corn costs, offset by an increase in ethanol and DDGS revenues and a decrease in the management incentive fee, all of which is discussed above.

Comparison of the six months ended June 30, 2004 and 2003

The following table presents, for the periods indicated, the relative composition of selected income data:

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
	$	% of Revenue	$	% of Revenue

Revenue:
Ethanol	34,024,642		27,268,573
DDGS	6,147,835		5,378,554
Incentive	334,192		1,047,139
Total	40,506,669		33,694,266

Cost of Revenue	36,451,744	90	30,163,839	90

General and Administrative Expense	1,444,889	4	1,366,593	4

Other Income (Expense)	(552,361)	(12)	(694,157)	(2)

Net Income	1,798,571		1,280,343

Revenue-Revenue for Dakota Ethanol increased $6.8 million or 20% to $40.5 million for the six months ended June 30, 2004 from $33.7 million for the six months ended June 30, 2003. The change in revenue is due to an increase in ethanol and DDGS sales prices.  Revenue from the sale of ethanol increased approximately 25% from the six months ended June 30, 2003 to the six months ended June 30, 2004.  The increase is due primarily to an increase in ethanol prices.  The average sales price of ethanol increased 19% from the six months ended June 30, 2003 to the six months ended June 30, 2004. Ethanol prices increased as a result of relatively strong demand for ethanol and  continuation of higher prices for unleaded gasoline.

Revenue from the sale of DDGS increased approximately 14% from the six months ended June 30, 2003 to the six months ended June 30, 2004. The increase in DDGS sales is due primarily to an increase in DDGS prices.  The average sales price of DDGS increased 8% from the six months ended June 30, 2003 to the six months ended June 30, 2004.  The sales price of DDGS increased due to higher prices of corn and soybean meal.

In addition, the total incentive revenue from federal and state government incentive programs decreased 68% from the six months ended June 30, 2003 to the six months ended June 30, 2004. The incentive revenue from the United States Department of Agriculture’s Commodity Credit Bioenergy Program decreased $400,000 or 71% to $170,000 for the six months ended June 30, 2004 from $570,000 for the six months ended June 30, 2003.  This decrease was primarily because the payments under the Bioenergy Program are based in part on a plant’s increase in production from the prior year. Dakota Ethanol, however, had a nominal increase in production in 2004 compared to 2003, resulting in less incentive revenue.

Incentive revenue from the state of South Dakota decreased $313,000 or 65% to $167,000 for the six months ended June 30, 2004 from $480,000 for the six months ended June 30, 2003. The decrease between periods is attributed to, as discussed above, a change in payment formula and an earlier than anticipated depletion of funds for the 2004 program year.

Cost of Revenues-Cost of revenues increased $6.3 million or 21% to $36.5 million for the six months ended June 30, 2004 from $30.2 million for the six months ended June 30, 2003. The increase in the cost of revenues occurred primarily because of an increase in corn cost.  The overall corn cost increased 35% from the six months ended June 30, 2003 to the six months ended June 30, 2004. The increase in the cost of corn is attributed  to the impact of low world corn carryout prior to the 2004 growing season, projections about the quantity of corn to be harvested and demand for corn nationally and globally, weather, and the corn price risk management strategy in place during the second quarter of 2004.

General and Administrative Expenses-General and administrative expenses increased approximately $78,000 or 6% to $1.45 million for the six months ended June 30, 2004, from $1.37 million for the six months ended June 30, 2003.  The increase in general and administrative expenses is due to an increase in the management incentive fees paid to Broin Management, LLC, which are based directly on Dakota Ethanol’s net income.  As net income rose, management incentive fees increased by 10% for the six months ended June 30, 2004 compared to the same period of 2003.

Interest Expense-Interest expense decreased $105,000 or 14% to $647,000 for the six months ended June 30, 2004 from $752,000 for the six months ended June 30, 2003.  The reduction to interest expense is due to a reduction in principal of the outstanding loans Dakota Ethanol has with First National Bank of Omaha.

Net Income-Net income increased $520,000 or 40 % to $1.8 million for the quarter ended June 30, 2004 from $1.3 million for the six months ended June 30, 2003.  This increase is primarily due to increased ethanol and DDGS revenues, offset by the increase in corn costs and management incentive fee.

Liquidity and Capital Resources

The following table shows the cash flows between the six months ended June 30, 2004 and the six months ended June 30, 2003:

	Six Months Ended June 30,
	2004 $	2003 $
Net cash from operating activities	523,048	1,046,461
Net cash used for investing activities	(390,508)	(105,275)
Net cash used for financing activities	(123,792)	(941,186)

Cash Flow From Operating Activities-The decrease in net cash flow provided from operating activities between 2004 and 2003 is primarily attributed to an increase in working capital requirements, offset by a $500,000 increase in net income. Working capital requirements used approximately $1.1 million more cash during 2004 compared to 2003.  The increase in working capital requirements is primarily attributed to an increase in accounts receivable and a decrease in accounts payable.  The increase in accounts receivable is related to a corresponding increase in sales revenues in 2004 compared to 2003.  The decrease in accounts payable is due to a reduction in corn payables, as more producers delivering corn to the plant in late 2003 elected to defer payment until 2004 and were paid after the beginning of the year.

Cash Flow From Investing Activities-The increase in cash used for investing activities is mainly attributed to an increase in the purchase of property plant and equipment.  Approximately $370,000 more cash in 2004 compared to 2003 was used for capital improvement projects, specifically to buildings and equipment at the plant.  The increase in capital spending was offset by an $85,000 increase in cash provided by other assets as investments provided improved financial returns in 2004.

Management estimates that at least $300,000 in capital expenditures will be made in the next six months for general improvements to the plant, which are expected to be financed from cash flow from operations. The improvements are related to process equipment and buildings at the plant.

Cash Flow From Financing Activities-The decrease in cash used by financing activities is attributed to additional funds being drawn on Dakota Ethanol’s revolving debt.  Approximately $900,000 more was drawn on the revolving debt in 2004 than in 2003 to compensate for the reduction in cash provided by operating and investing activities from 2003 to 2004.  The additional funding provided by the revolving debt was used to cover operating capital and debt service obligations.

First National Bank of Omaha is Dakota Ethanol’s primary lender.  Dakota Ethanol entered into a Construction Loan Agreement and Construction Note with First National Bank of Omaha as of September 25, 2000, for up to $26.6 million in debt financing to fund the balance of the construction costs for the ethanol plant.  Dakota Ethanol subsequently refinanced its Construction Note with First National Bank into an approximately $9.6 million variable rate note and an approximately $14.5 million fixed rate note. Dakota Ethanol subsequently refinanced the approximately $9.4 million outstanding balance on its variable rate note into two variable notes of approximately $4.4 million and $5 million, in order to facilitate use of First National Bank’s cash management services.  The fixed rate note bears 9% interest annually, requires quarterly installment payments, and is due on September 1, 2011. A portion of the principal is required to be prepaid each year in an amount equal to 10% of the excess cash flow payment. Excess cash flow is defined as net income plus interest expense, depreciation and amortization, less annual debt service. The excess cash flow payment is applied pro rata to the $4.4 million note, then the $5 million note, followed by the fixed note. Principal payments made on the fixed rate note were $952,132 for the six months ended June 30, 2004, compared to payments of $989,702 for the six months ended June 30, 2003.  The reduction in principal payments is due to a decrease in the excess cash flow payment made to First National bank in 2004 compared to 2003.

The variable rate notes bear interest at .50% over the national base rate set by First National Bank of Omaha, which may be reduced if Dakota Ethanol’s ratio of indebtedness to net worth improves, with a minimum interest rate of 5% annually.  As of June 30, 2004, Dakota Ethanol’s variable rate was 5.0%.  Until July 29, 2005, Dakota Ethanol has the option to fix the variable rate notes at 2.5% over and above the rate published by the Federal Home Loan Bank of Topeka, Kansas at the time the note is fixed.

The $5 million variable rate note is set up as a revolving loan that allows Dakota Ethanol to reborrow up to $5 million of any repaid principal on a revolving basis, subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed.  There is also a prepayment penalty on both variable rate notes if Dakota Ethanol prepays in full before July 29, 2005.  Principal payments of $784,382 were made on the $4.4 million variable rate note during the six months ended June 30, 2004, compared to principal payments of $823,455 during the six months ended June 30, 2003. The reduction in principal payments is due to a decrease in the excess cash flow payment made to First National Bank in 2004 compared to 2003. There was no principal balance outstanding on the $5 million revolving loan as of June 30, 2004.

On April 23, 2004 Dakota Ethanol entered into an amendment to its Construction Loan Agreement with First National Bank in order to obtain a revolving line of credit. The primary purpose of the line of credit is for working capital. The maximum amount available under the line of credit is $3 million. Dakota Ethanol can borrow up to the maximum amount available and pay down without penalty whenever excess cash is available. Once paid down, the amount available to borrow under the line of credit increases back to the maximum. The line of credit is subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed. The line of credit is subject to a maturity of April 22, 2005, and bears interest at .50% over the national base rate set by First National Bank of Omaha which may be reduced if Dakota Ethanol’s ratio of indebtedness to net worth improves, with a minimum interest rate of 5% annually. As of June 30, 2004, $2,197,000 has been drawn on the line of credit.

The notes from First National are secured by Dakota Ethanol’s real property, personal property (including general intangibles), an assignment of its interest in the Design/Build Contract with Broin, an assignment of its ethanol and DDGS marketing contracts, an assignment of all rents and leases in favor of First National.  The Construction Loan Agreement, as amended, contains debt service coverage ratio, working capital, net worth, capital expenditure limitation, and other standard negative and affirmative covenants. If an event of default occurs, First National may terminate the Construction Loan Agreement and declare the entire amount immediately due and owing.  Events of default under the Agreement generally include failure to make payments when due or violation of one or more of the Agreement’s covenants. Management believes that Dakota Ethanol is currently in compliance with all covenants and restrictions under the Construction Loan Agreement, as amended.

Dakota Ethanol also has a note payable to Sioux Valley Energy for $85,000 related to the extension of utility lines to the plant.  The loan is payable over ten years, beginning on October 1, 2001, with an effective interest rate of approximately 9%.  Principal payments of $3,080 were made in during the six months ended June 30, 2004, compared to the payment of $2,754 for the six months ended June 30, 2003.

In May 2004, Dakota Ethanol declared and issued a $1,750,000 cash distribution to its members, of which $1,542,000 was issued to Lake Area Corn Processors and $208,000 was issued to the minority members.  On May 6, 2004, Lake Area Corn Processors declared a $1,481,000 cash distribution to its members, or $0.05 per Class A capital unit.

On June 1, 2004, Dakota Ethanol commenced paying principal and interest on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003. The portion for which Dakota Ethanol is obligated to pay is estimated at $573,315. Dakota Ethanol is obligated to make payment to the sole purchaser of these bonds in connection with a guarantee dated September 23, 2003 that Dakota Ethanol provided to the purchaser. The interest rate on the bonds is 7.75% per year.  The bonds require semi-annual payments of interest on December 1 and June 1, along with payment of principal on December 1. Dakota Ethanol’s payment obligation will continue until maturity in 2018 unless Lake County realizes a sufficient increase in property taxes from the real estate on which the ethanol plant is located to cover the principal and interest payments of the tax increment revenue bond series. Interest payments of $28,346 were made on the tax increment revenue bond for the six months ended June 30, 2004.

Management anticipates that the plant will continue to operate a name-plate capacity for the next twelve months. Management also expects for the next twelve months to have sufficient cash flows from operating activities and the revolving line of credit to fund working capital and to cover operating and administrative costs, capital expenditures, and debt service obligations.

The following table summarizes amounts due pursuant to our consolidated contractual obligations as of June 30, 2004:

		Payment Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt Obligations	$13,426,909	$2,718,863	$3,863,712	$3,672,796	$3,171,538

Electricity Purchase Agreements	2,173,600	290,400	600,600	614,400	668,200

Related-Party Agreements	785,022	580,855	204,167	—	—

Guarantee Liability	544,968	62,768	130,617	137,771	213,812

Total Contractual Cash Obligations	$16,930,499	$3,652,886	$4,799,096	$4,424,967	$4,053,550

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

Commodity Price Risk

Dakota Ethanol produces ethanol and its co-product, distiller’s dried grains with solubles (DDGS), from corn, and as such is sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. Dakota Ethanol also uses natural gas in the ethanol and DDGS production process, and as such is sensitive to changes in the price of natural gas.  The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the U.S. domestic onshore and offshore rig count, the amount of U.S. natural gas in underground storage during both the injection (April 1st – November 7th) and withdrawal (November 14th – March 31st) seasons, and government programs and policies.

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

While Dakota Ethanol’s hedging activities may have a material effect on future operating results or liquidity in a specific quarter of its fiscal year, particularly during the first and second quarter, management does not believe that such activities will have a material effect on future operating results or liquidity over the course of a year or the long term.

Interest Rate Risk

Dakota Ethanol’s interest rate risk exposure pertains primarily to its long-term, variable rate debt. Specifically, Dakota Ethanol has $2.0 million outstanding in variable rate, long-term debt as of June 30, 2004.  The interest rate on the variable rate, long-term debt is .50% over the base rate set by First National Bank of Omaha, which was 5.0% as of June 30, 2004. Dakota Ethanol manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt.  Until July 29, 2005, Dakota Ethanol has the option to fix a substantial portion of the variable rate debt to 2.5% over the rate published by the Federal Home Loan Bank of Topeka, Kansas. Dakota Ethanol has $11.4 million outstanding in fixed rate, long-term debt as of June 30, 2004, all of which is subject to a rate of 9.0%.

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

•                  Dakota Ethanol’s operating income may be adversely affected by a decrease or potential shortfalls in available government subsidies and incentive payments.

•                  Although management expects demand for ethanol to increase, demand is largely driven by federal and state regulations, which are often subject to change.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On June 16, 2004, Dakota Ethanol was a party to a hearing before the South Dakota Board of Minerals and Environment in Pierre, South Dakota. The Board of Minerals and Environment is a nine person citizen board that serves a quasi-judicial and legislative role in matters involving South Dakota’s air quality laws.  The Board of Minerals and Environment is authorized to hear petitions regarding the application of South Dakota Department of Environment and Natural Resources’ (DENR) rules governing air quality. The hearing was initiated on December 29, 2003 when Dakota Ethanol, five other ethanol plants from South Dakota, and Broin Management, LLC, filed a petition with the Board of Minerals and Environment requesting that the Board of Minerals and Environment bar DENR from using and applying a new method for quantifying emissions from ethanol plants known as the Midwest Scaling Method or “multiplier.” The petition alleged that DENR’s intended use of the multiplier for quantifying emissions was inappropriate and unlawful because South Dakota and federal environmental regulations, and Dakota Ethanol’s Title V Air Quality Operating Permit, do not require or permit the use of the multiplier as a testing method.

The Board of Minerals and Environment ruled on June 16, 2004, that the multiplier is not contained in state and federal emissions test methods or regulations.    The effect of the ruling is that the DENR cannot use or require use of the multiplier to measure emissions from Dakota Ethanol’s plant. However, a final order from the Board of Minerals and Environment will not be entered until the petitioners, including Dakota Ethanol, submit their proposed findings of fact and conclusions of law and a hearing is held, if necessary, to resolve objections to either party’s findings and conclusions.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 22, 2004, Lake Area Corn Processors held its annual meeting of members in Madison, South Dakota, at which time Dale Schut and Douglas Van Duyn  were re-elected to the board of managers. No new items of business were voted upon by the members. The nominees and voting results of the annual meeting for the election of the two open seats to the board of managers were as follows:

Board of Manager Nominees	Term Expires	For
Lawrence Johnson	—	135
Dale Schut	2007	212
Douglas Van Duyn	2007	225

Following the annual meeting and election, the board of managers for Lake Area Corn Processors consists of the following persons and their term of office:

Current Board of Managers	Term Expires
Ronald Alverson	2006
Todd Brown	2005
Dale Schut	2007
Dale Thompson	2005
Douglas Van Duyn	2007
Gregory Van Zanten	2006
Brian Woldt	2005

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.  See Exhibit Index following the signature page to this report.

(b) Reports on Form 8-K.  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Dated: August 16, 2004

	By	/s/ Douglas Van Dun
Douglas Van Duyn
Chief Executive Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF LAKE AREA CORN PROCESSORS, LLC

Exhibit Number	Description

2.1

Plan of Reorganization(1)

3.1(i)	Articles of Organization(2)
31.1(iii)	Articles of Amendment to Articles of Organization(3)
3.2	Third Amended and Restated Operating Agreement (4)
4.1	Form of Class A Unit Certificate(5)
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

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