Form 10-Q
period 2004-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2004-11-15
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

On November 2, 2004, the issuer had 29,620,000 Class A capital units outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

LAKE AREA CORN PROCESSORS, LLC

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2004	December 31, 2003 *
ASSETS

CURRENT ASSETS
Cash	$68,121	$96,816
Receivables
Ethanol - related party	5,037,299	3,738,063
Distillers grains	684,321	468,301
Incentives	179,791	166,667
Other	—	287,557
Inventory
Raw materials	177,921	1,890,282
Finished goods	1,132,615	568,527
Parts inventory	660,975	461,816
Work in process	389,967	508,742
Investment in commodity contracts	729,411	728,550
Prepaid expenses	137,873	97,276
Total current assets	9,198,294	9,012,597

PROPERTY AND EQUIPMENT
Land	106,394	106,394
Land improvements	2,280,805	2,238,975
Buildings	7,414,314	7,254,757
Equipment	31,822,548	31,276,838
	41,624,061	40,876,964
Less accumulated depreciation	(6,531,210)	(4,888,200)
Net property and equipment	35,092,851	35,988,764

OTHER ASSETS
Guarantee premium	482,129	564,197
Other	334,642	432,497
Total other assets	816,771	996,694

	$45,107,916	$45,998,055

(continued on next page)

* Derived from audited financial statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2004	December 31, 2003 *

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$1,924,567	$812,144
Accounts payable	2,816,685	4,584,254
Accounts payable - related party	80,252	289,312
Accounts payable - construction - related party	—	95,520
Corn contract liability	1,287,969	—
Accrued liabilities	230,616	289,669
Revolving promissory note	3,000,000	—
Current portion of guarantee payable	62,768	62,195
Current portion of notes payable	2,860,624	2,995,344
Total current liabilities	12,263,481	9,128,438

LONG-TERM LIABILITIES
Guarantee payable	482,201	511,120
Notes payable	10,410,025	12,171,159
Total long-term liabilities	10,892,226	12,682,279

MINORITY INTEREST	2,607,518	2,863,277

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	4,438,291	6,417,661
Total members’ equity	19,344,691	21,324,061

	$45,107,916	$45,998,055

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003

REVENUES
Sales - related party	$51,921,028	$41,157,721	$17,896,385	$13,967,169
Sales	8,969,148	8,137,310	2,821,314	2,680,735
Incentive income	684,673	1,241,873	350,482	194,734
Total revenues	61,574,849	50,536,904	21,068,181	16,842,638

COST OF REVENUES	56,220,181	45,265,481	19,745,423	15,077,451

GROSS PROFIT	5,354,668	5,271,423	1,322,758	1,765,187

EXPENSES
General and administrative	2,065,568	2,003,501	643,693	661,099

INCOME FROM OPERATIONS	3,289,100	3,267,922	679,065	1,104,088

OTHER INCOME (EXPENSE)
Interest and other income	146,934	89,546	52,202	31,816
Interest expense	(959,225)	(1,122,286)	(312,132)	(370,400)
Total other income (expense)	(812,291)	(1,032,740)	(259,930)	(338,584)

NET INCOME BEFORE MINORITY INTEREST	2,476,809	2,235,182	419,135	765,504

MINORITY INTEREST IN SUBSIDIARY	(309,379)	(283,850)	(50,276)	(94,516)

NET INCOME	$2,167,430	$1,951,332	$368,859	$670,988

BASIC AND DILUTED EARNINGS PER UNIT	$0.07	$0.07	$0.01	$0.02

WEIGHTED AVERAGE UNITS OF EQUITY STOCK OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS PER UNIT	$0.14	$0.05	$0.09	$0.05

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

OPERATING ACTIVITIES
Net income	$2,167,430	$1,951,332
Changes to income not affecting cash
Depreciation	1,643,010	1,620,549
Amortization	120,936	63,877
Minority interest in subsidiary	309,379	283,850
Other	(143,702)	(65,323)
(Increase) decrease in
Receivables	(1,195,248)	(78,160)
Inventory	1,067,889	561,644
Prepaid expenses	(40,596)	(142,694)
Investment in commodity contracts	(861)	(360,745)
Increase (decrease) in
Accounts payable	(2,155,635)	(1,620,134)
Accrued liabilities	1,200,571	24,173
NET CASH FROM OPERATING ACTIVITIES	2,973,173	2,238,369

INVESTING ACTIVITIES
Change in other assets	202,690	95,906
Purchase of property and equipment	(709,185)	(280,115)
NET CASH USED FOR INVESTING ACTIVITIES	(506,495)	(184,209)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	1,112,422	141,576
Advances on revolving promissory note	3,000,000	—
Notes payable issued	469,000	1,854,000
Principal payments on notes payable	(2,364,855)	(2,360,527)
Distributions paid to minority members	(565,140)	(208,209)
Distributions paid to LACP members	(4,146,800)	(1,481,000)
NET CASH USED FOR FINANCING ACTIVITIES	(2,495,373)	(2,054,160)

NET DECREASE IN CASH	(28,695)	—

CASH AT BEGINNING OF PERIOD	96,816	—
CASH AT END OF PERIOD	$68,121	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$959,225	$1,122,286

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.  The results of operations for the nine and three months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for a full year.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

NOTE 3 - LONG-TERM NOTES PAYABLE

The balance of the notes payable are as follows:

	September 30, 2004	December 31, 2003 *
	(unaudited)

Note payable to First National Bank, Omaha
Term Note 2	$11,079,739	$12,351,455
Term Note 4	1,653,894	2,742,347
Term Note 5	469,000	—
Utility line extension note	68,016	72,701
	13,270,649	15,166,503

Less current portion	(2,860,624)	(2,995,344)

	$10,410,025	$12,171,159

* Derived from audited financial statements

Minimum principal payments for the next five years are as follows:

Twelve Months Ended September 30,	Amount

2005	$2,860,624
2006	2,385,908
2007	1,639,691
2008	1,793,106
2009	1,964,256

Minimum principal payments for the twelve months ending September 30, 2005 include approximately $254,000 related to the calculation of additional principal to the Bank based on excess cash flow.

Dakota Ethanol had an available balance of $4,531,000 and $5,000,000 on Term Note 5 to draw upon at September 30, 2004 and December 31, 2003, respectively.

NOTE 4 - REVOLVING PROMISSORY NOTE

During April 2004, Dakota Ethanol received a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on April 22, 2005 and the amount available is subject to certain financial ratios.  Interest on the outstanding principal balances will accrue at 50 basis points above the bank’s base rate (5.25 percent at September 30, 2004).  There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  Dakota Ethanol had $3,000,000 outstanding on the revolving promissory note at September 30, 2004.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

NOTE 5 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer. The incentive is calculated on the USDA fiscal year of October 1 to September 30.  Revenue of $472,624 has been earned for the USDA program year ended September 30, 2004.  Incentive revenue of $268,007 and $100,481 was recorded for the nine and three months ended September 30, 2004.  Incentive revenue of $513,817 was recorded for the nine months ended September 30, 2003 and incentive expense was $55,267 for the three months ended September 30, 2003 because the amount collected was less than the amount estimated through June 30, 2003.  It is uncertain if there is enough funding for the program to fully pay all applications during the year.

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Incentive revenue of $416,667 and $250,000 was recorded for the nine and three months ended September 30, 2004.  Incentive revenue of $728,056 and $250,000 was recorded for the nine and three months ended September 30, 2003. Dakota Ethanol earned $666,667 for the State of South Dakota program year ended June 30, 2004, of which, its final allocation was earned in January 2004.  Dakota Ethanol did not receive the annual maximum for the 2004 program year due to budget constraints on the program. Dakota Ethanol has earned $333,333 for the State of South Dakota program year ended June 30, 2005.  It is uncertain if there is enough funding for the program to fully pay all applications during the 2005 program year.

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

Dakota Ethanol’s operating and financial performance are largely driven by the prices at which it sells ethanol and DDGS and the costs related to production.  The price of ethanol and DDGS is influenced by factors such as supply and demand, prices of unleaded gasoline and substitute products, weather, government policies and programs, and foreign trade. Although federal and state government incentive programs have been a significant source of revenue and income since Dakota Ethanol began production in September of 2001, the programs are now less significant because of the means by which the programs structure, fund, and condition the payments.  With respect to the various costs in the production process, the two most significant are the costs of corn and natural gas.  The cost of natural gas and corn is affected by factors such as supply and demand, weather, government policies and programs, foreign trade, and the risk management or hedging strategy used to protect against the price volatility of these commodities.

Net income decreased slightly from the third quarter 2003 to the third quarter 2004.  While revenues increased between quarters, this increase was offset by an even larger increase in cost of revenues, as cost of revenues was adversely impacted by an increase in the overall costs of corn.  Similarly, from the nine months ended September 30, 2003 to the nine months ended September 30, 2004, net income increased only slightly as the increase in revenues from the sale of ethanol and DDGS was offset by a contemporaneous increase in cost of revenues.

Results of Operations

Comparison of the three months ended September 30, 2004 and 2003

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended September 30, 2004		Quarter Ended September 30, 2003
	$	% of Revenue	$	% of Revenue

Revenue:
Ethanol	17,896,385		13,967,169
DDGS	2,821,314		2,680,735
Incentive	350,482		194,734
Total	21,068,181		16,842,638

Cost of Revenue	19,745,423	94	15,077,451	90

General and Administrative Expense	643,693	3	661,099	4

Other Income (Expense)	(259,930)	(1)	(338,584)	(2)

Net Income	368,859		670,988

Revenue-Revenue for Dakota Ethanol increased $4.2 million or 25% to $21.1 million for the quarter ended September 30, 2004 from $16.9 million for the three months ended September 30, 2003.  The change in revenue is due primarily to an increase in ethanol prices and incentive revenue.

Revenue from the sale of ethanol increased approximately 28% from the three months ended September 30, 2003 to the three months ended September 30, 2004.  The increase is attributed to an increase in ethanol prices.  The average sales price of ethanol increased 26% from the three months ended September 30, 2003 to the three months ended September 30, 2004.  Ethanol prices increased because of strong demand for ethanol and the continuation of higher prices of unleaded gasoline.

Revenue from the sale of DDGS increased approximately 5% from the three months ended September 30, 2003 to the three months ended September 30, 2004.  The increase in DDGS sales is due primarily to a 10% increase in sales volume of DDGS, offset by a 4% decrease in sales price.

In addition, the total incentive revenue from federal and state government incentive programs increased 80% from the three months ended September 30, 2003 to the three months ended September 30, 2004.  The incentive revenue from the United States Department of Agriculture’s Commodity Credit Bioenergy Program increased $155,000 or 300% to $100,000 for the three months ended September 30, 2004 from ($55,000) for the three months ended September 30, 2003.  This increase is attributed to an increase in ethanol production from the same period in the prior year, as payments under the program are based in part on a plant’s increase in production from the previous year’s corresponding quarter, and the effect of an over estimation of incentive revenue from this program in 2003.  Management anticipates receiving less under the program during the 2005 program year (through September 30, 2005), as Congress is expected to reduce funding for the entire program and the plant’s ethanol production levels are likely to remain about the same for 2005 compared to 2004.

Incentive revenue from the state of South Dakota for the third quarter in 2004 and 2003 remained the same at $250,000.  Management anticipates, however, that payments under this program are not likely to continue through the entire 2005 program year (through June 30, 2005) as available funding is expected to be depleted in full before such date.

Management anticipates that the passage of the American Jumpstart Our Business Strength Act (JOBS) on October 22, 2004 will have a positive effect on the ethanol industry overall, at least through 2010.  Before the passage of this legislation, ethanol plants were able to sell ethanol at prices competitive with less expensive additives and gasoline through an excise tax exemption.  Blenders of ethanol were able to claim an exemption of $0.052 per gallon from the excise tax of $0.184 per gallon for a 10% ethanol blend.  Smaller exemptions amounts were available for lower percentage ethanol blends.  This incentive was expected to expire in 2007 until the legislation extended the incentive to 2010.  The legislation also changed the exemption to a $0.051 tax credit, basing the credit not on an ethanol blend percentage but on the volume of ethanol used by the blender.  It is expected that the credit will continue to encourage use of ethanol in the blending process and even more than before this legislation, all of which should contribute to higher use and demand for ethanol.

Cost of Revenues-Cost of revenues increased $4.6 million or 31% to $19.7 million for the three months ended September 30, 2004 from $15.1 million for the three months ended September 30, 2003. This increase occurred primarily because of an increase in the overall corn cost. Corn costs increased 41% from the three months ended September 30, 2003 to the three months ended September 30, 2004.  The increase in the cost of corn is the result of a 16% increase in the market price of corn per bushel from the three months ended September 30, 2003 to the three months ended September 30, 2004.  The increase in the price of corn is attributed to the impact of low world corn carryout prior to the 2004 growing season, downcast projections about the quantity of corn to be harvested, increased demand for corn nationally and globally, and inclement weather.

In addition, corn costs increased because of the risk management strategy implemented in 2004, as losses on hedging contracts and forward contracts increased from $430,000 for the three months ended September 30, 2003 to $2.9 million for the three months ended September 30, 2004.  These losses were principally caused by the impact of significant price volatility of corn on such contracts during the three months ended September 30, 2004.

While we believe that the price of corn will be subject to some volatility in the coming months, current industry forecasts predict a record corn crop.  A record corn crop should decrease the price of corn and bring some overall stability in the next few months, all of which should reduce overall corn costs.  Reduced corn costs may be partially offset by the potential for an increase in natural gas prices during the ensuing winter months.

General and Administrative Expenses-General and administrative expenses decreased approximately $17,000 or 3% to $644,000 for the three months ended September 30, 2004, from $661,000 for the three months ended September 30, 2003.  The decrease in general and administrative expenses is primarily due to a decrease in the management incentive fee owed to Broin Management, LLC, the fee being based directly on Dakota Ethanol’s net income.  As the net income decreased, management fees decreased by 13% in the third quarter of 2004 compared to the same period of 2003.

Interest Expense-Interest expense decreased $58,000 or 16% to $312,000 for the three months ended September 30, 2004 from $370,000 for the three months ended September 30, 2003.  The reduction to interest expense is due to a reduction in the principal balance on the loans outstanding with First National Bank of Omaha.

Net Income-Net income decreased $302,000 or 45% to $369,000 million for the quarter ended September 30, 2004 from a net income of $671,000 for the three months ended September 30, 2003.  This decrease in net income is primarily due to, as discussed above, an increase in corn costs, partially offset by an increase in ethanol and DDGS revenues.

Comparison of the nine months ended September 30, 2004 and 2003

The following table presents, for the periods indicated, the relative composition of selected income data:

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	$	% of Revenue	$	% of Revenue

Revenue:
Ethanol	51,921,028		41,157,721
DDGS	8,969,148		8,137,310
Incentive	684,673		1,241,873
Total	61,574,849		50,536,904

Cost of Revenue	56,220,181	91	45,265,481	90

General and Administrative Expense	2,065,568	3	2,003,501	4

Other Income (Expense)	(812,291)	(1)	(1,032,740)	(2)

Net Income	2,167,430	4	1,951,332	4

Revenue-Revenue for Dakota Ethanol increased $11.0 million or 22% to $61.6 million for the nine months ended September 30, 2004 from $50.5 million for the nine months ended September 30, 2003.  The change in revenue is due to an increase in the sales prices of ethanol and DDGS.  Revenue from the sale of ethanol increased approximately 26% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004.  The increase is due primarily to an increase in ethanol prices.  The average sales price of ethanol increased 22% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004.  The increase in ethanol prices continued to be positively impacted by the strong demand for ethanol and a continuation of higher prices for unleaded gasoline.

Revenue from the sale of DDGS increased approximately 10% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004.  This increase is due primarily to an increase in DDGS prices.  The average sale price of DDGS increased 4% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004.  The sales price of DDGS increased primarily because of higher prices of corn and soybean meal.

In addition, the total incentive revenue from federal and state government incentive programs decreased 45% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004.  The incentive revenue from the United States Department of Agriculture’s Commodity Credit Bioenergy Program decreased $246,000 or 48% to $268,000 for the nine months ended September 30, 2004 from $514,000 for the nine months ended September 30, 2003.  This decrease is primarily because the payments under the Bioenergy Program are based in part on a plant’s increase in production from the prior year.  Dakota Ethanol, however, had a nominal increase in production in 2004 compared to 2003, resulting in less incentive revenue earned under the program.

Incentive revenue from the state of South Dakota decreased $311,000 or 43% to $417,000 for the nine months ended September 30, 2004 from $728,000 for the nine months ended September 30, 2003.  The decrease between periods is attributed to a change in payment formula and an earlier than anticipated depletion of funds under the program in the 2004 program year.

Cost of Revenues-Cost of revenues increased $11.0 million or 24% to $56.2 million for the nine months ended September 30, 2004 from $45.2 million for the nine months ended September 30, 2003.  This increase occurred primarily because of an increase in overall corn costs.  The increase in the cost of corn is the result of a 16% increase in the market price of corn per bushel from the nine months ended September 30, 2003 to the nine months ended September 30, 2004.

In addition, corn costs increased because of the risk management strategy used in 2004, as losses on hedging contracts and forward contracts contributed to approximately 15% of total corn costs.  Losses on hedging and forward contracts increased from $300,000 during the nine months ended September 30, 2003 to $5.7 million during the nine months ended September 30, 2004.  These losses were principally caused by the impact of the price volatility of corn on such contracts during 2004.

General and Administrative Expenses-General and administrative expenses increased approximately $60,000 or 3% to $2.1 million for the nine months ended September 30, 2004, from $2.0 million for the nine months ended September 30, 2003.  The increase in general and administrative expenses is due to an increase in the management incentive fees paid to Broin Management, LLC.  As net income rose, management incentive fees increased by 2% for the nine months ended September 30, 2004, compared to the same period of 2003.

Interest Expense-Interest expense decreased $160,000 or 15% to $1.0 million for the nine months ended September 30, 2004 from $1.1 million for the nine months ended September 30, 2003.  The reduction in interest expense is due to a reduction in the principal balance outstanding on all loans with First National Bank of Omaha.

Net Income-Net income increased $200,000 or 11% to $2.2 million for the quarter ended September 30, 2004 from $2.0 million for the nine months ended September 30, 2003.  This increase is primarily due to an increase in ethanol and DDGS revenues, offset by the increase in corn costs.

Liquidity and Capital Resources

The following table shows the cash flows between the nine months ended September 30, 2004 and the nine months ended September 30, 2003:

	Nine Months Ended September 30,
	2004	2003
	$	$
Net cash from operating activities	2,973,173	2,238,369
Net cash used for investing activities	(506,495)	(184,209)
Net cash used for financing activities	(2,495,373)	(2,054,160)

Cash Flow From Operating Activities-The increase in net cash flow provided from operating activities between 2004 and 2003 is primarily attributed to a decrease in working capital requirements.  The decrease in working capital requirements is related to a decrease in inventory, accounts payable and investments in commodity contracts, with accounts receivable increasing during the same period.  Inventory decreased primarily due to a reduction in corn inventory, as the local market supply of corn was lower in 2004 compared to 2003.  Accounts payable decreased due to a reduction in corn payables, as more producers delivering corn to the plant in late 2003 elected to defer payment until 2004 and were paid after the beginning of the year.  The decrease in investments in commodity contracts in 2004 is related to a change in the composition of the contracts and a decrease in the value of futures’ contracts in 2004.  Accounts receivable increased because of an increase in the market price of ethanol in 2004.

Cash Flow From Investing Activities-The increase in cash used for investing activities is mainly attributed to an increase in the purchase of property and equipment.  Approximately $429,000 more in cash was used in 2004 for capital improvement projects, specifically to buildings and equipment at the plant.  The increase in capital spending was offset by a $107,000 increase in cash provided by other assets, as investments provided improved rates of return in 2004.

Management estimates that approximately $1,000,000 in capital expenditures will be made in the next six months for general improvements to the plant, all of which are expected to be financed from cash flows from operations and revolving debt. Improvements are expected to be made in the areas of air pollution control equipment and dryer systems.

Cash Flow From Financing Activities-The increase in cash used by financing activities is attributed to additional distributions being made to Lake Area Corn Processors’ members and the minority members.  Approximately $2.7 million more in distributions was made to Lake Area Corn Processors’ members in 2004 compared to 2003.  Similarly, approximately $360,000 more in distributions was made to the minority members in 2004 compared to 2003.  The increase in distributions between 2004 and 2003 was offset by a $1.6 million increase in funds being drawn on Dakota Ethanol’s revolving debt and a $1.0 million increase in outstanding checks drawn in excess of bank balances.

First National Bank of Omaha is Dakota Ethanol’s primary lender. Dakota Ethanol has three notes or loans outstanding with First National Bank pursuant to a Construction Loan Agreement and Construction Note dated September 25, 2000 and amendments dated July 29, 2002, November 1, 2002 and April 23, 2004:  a $14.5 million fixed rate note, a $4.4 million variable rate note, a $5.0 million variable rate, revolving note, and a $3.0 million variable rate, revolving note.

The fixed rate note bears 9% interest annually, requires quarterly installment payments, and is due on September 1, 2011.  A portion of the principal is required to be prepaid each year in an amount equal to 10% of the excess cash flow payment. Excess cash flow is defined as net income plus interest expense, depreciation and amortization, less annual debt service.  The excess cash flow payment is applied pro rata to the $4.4 million note, then the $5 million note, followed by the fixed note. Principal payments made on the fixed rate note were $1,272,000 for the nine months ended September 30, 2004, compared to payments of $1,274,000 for the nine months ended September 30, 2003.  The principal balance outstanding on this note was $11.1 million as of September 30, 2004.

The $5.0 million and $4.4 million variable rate notes bear interest at .50% over the national base rate set by First National Bank of Omaha, which may be reduced if Dakota Ethanol’s ratio of indebtedness to net worth improves, with a minimum interest rate of 5% annually.  As of September 30, 2004, Dakota Ethanol’s variable rate was 5.25%.  Until July 29, 2005, Dakota Ethanol has the option to fix the variable rate notes at 2.5% over and above the rate published by the Federal Home Loan Bank of Topeka, Kansas at the time the note is fixed.

The $5 million variable rate note is set up as a revolving loan that allows Dakota Ethanol to reborrow up to $5 million of any repaid principal on a revolving basis, subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed.  There is also a prepayment penalty on both variable rate notes if Dakota Ethanol prepays in full before July 29, 2005.  Principal payments of $1,088,000 were made on the $4.4 million variable rate note during the nine months ended September 30, 2004, compared to principal payments of $1,082,000 during the nine months ended September 30, 2003.  The principal balance outstanding on this note was $1,654,000 as of September 30, 2004. During the nine months ended September 30, 2004, Dakota Ethanol borrowed $469,000 on the $5 million revolving note compared to borrowings of $1,854,000 during the nine months ended September 30, 2003.  The principal balance outstanding on this note was $469,000 as of September 30, 2004.

On April 23, 2004 Dakota Ethanol entered into an amendment to its Construction Loan Agreement with First National Bank in order to obtain a revolving line of credit. The primary purpose of the line of credit is for working capital. The maximum amount available under the line of credit is $3 million. Dakota Ethanol can borrow up to the maximum amount available and pay down without penalty whenever excess cash is available.  Once paid down, the amount available to borrow under the line of credit increases back to the maximum.  The line of credit is subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed.  The line of credit is subject to a maturity of April 22, 2005, and bears interest at .50% over the national base rate set by First National Bank of Omaha which may be reduced if Dakota Ethanol’s ratio of indebtedness to net worth improves, with a minimum interest rate of 5% annually.  As of September 30, 2004, the variable rate was 5.25% and the principal balance outstanding on the line was $3,000,000.

There are various debt service coverage ratios, working capital, net worth, capital expenditure limitation, and other standard negative and affirmative covenants contained in the notes and loans which, if not complied with, could result in a default.  Management believes that Dakota Ethanol is currently in compliance with all covenants and restrictions contained by such notes and loans.

Dakota Ethanol also has a note payable to Sioux Valley Energy for $85,000 related to the extension of utility lines to the plant.  The loan is payable over ten years, beginning on October 1, 2001, with an effective interest rate of approximately 9%.  Principal payments of $4,600 were made during the nine months ended September 30, 2004, compared to the payment of $4,100 for the nine months ended September 30, 2003.

On September 27, 2004 Dakota Ethanol declared and issued a $3,000,000 cash distribution to its members, of which $2,643,000 was issued to Lake Area Corn Processors and $357,000 was issued to the minority members.  On September 28, 2004, Lake Area Corn Processors declared and issued a $2,665,800 cash distribution to its members, or $0.09 per Class A capital unit.

On June 1, 2004, Dakota Ethanol commenced paying principal and interest on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The portion for which Dakota Ethanol is obligated to pay is estimated at $573,315. Dakota Ethanol is obligated to make payment to the sole purchaser of these bonds in connection with a guarantee dated September 23, 2003 that Dakota Ethanol provided to the purchaser.  The interest rate on the bonds is 7.75% per year.  The bonds require semi-annual payments of interest on December 1 and June 1, along with payment of principal on December 1. Dakota Ethanol’s payment obligation will continue until maturity in 2018 unless Lake County realizes a sufficient increase in property taxes from the real estate on which the ethanol plant is located to cover the principal and interest payments of the tax increment revenue bond series. Interest payments of $28,346 were made on the tax increment revenue bond for the nine months ended September 30, 2004.

Management anticipates that the plant will continue to operate at or above name-plate capacity for the next twelve months.  Management also expects for the next twelve months to have sufficient cash flows from operating activities and the revolving debt to fund working capital and to cover operating and administrative costs, capital expenditures, and debt service obligations.

The following table summarizes amounts due pursuant to our consolidated contractual obligations as of September 30, 2004:

		Payment Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt Obligations	$13,270,649	$2,860,624	$4,025,599	$3,757,362	$2,627,064

Electricity Purchase Agreements	2,101,000	290,400	603,900	615,600	591,100

Related-Party Agreements	795,855	612,522	183,333	—	—

Guarantee Liability	544,969	62,769	130,617	137,771	213,812

Total Contractual Cash Obligations	$16,712,473	$3,826,315	$4,943,449	$4,510,733	$3,431,976

Off-Balance Sheet Transactions

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

While Dakota Ethanol’s hedging activities may have a material effect on future operating results or liquidity in a specific quarter of its fiscal year, particularly in the quarters prior to harvest, management does not believe that such activities will have a material, long-term effect on future operating results or liquidity.

Interest Rate Risk

Dakota Ethanol’s interest rate risk exposure pertains primarily to its long-term, variable rate debt. Specifically, Dakota Ethanol has $2.1 million outstanding in variable rate, long-term debt as of September 30, 2004.  The interest rate on the variable rate, long-term debt is .50% over the base rate set by First National Bank of Omaha, which was 5.25% as of September 30, 2004.  Dakota Ethanol manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt.  Until July 29, 2005, Dakota Ethanol has the option to fix a substantial portion of the variable rate debt to 2.5% over the rate published by the Federal Home Loan Bank of Topeka, Kansas.  Dakota Ethanol has $11.1 million outstanding in fixed rate, long-term debt as of September 30, 2004, all of which is subject to a rate of 9.0%.

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

•                  Dakota Ethanol’s operating income may be adversely affected by decreases or potential shortfalls in available government subsidies and incentive payments.

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

•                  Dakota Ethanol’s cost of revenues could be adversely affected by the risk management strategy used to protect against the price fluctuations of corn and natural gas.

•                  The ethanol industry and Dakota Ethanol may be subject to additional regulation, such as environmental restrictions, or regulatory action, which could include fines, penalties, or injunctive relief as a result of any potential excessive emissions, which could increase costs.

•                  The ethanol industry is an intensely competitive industry with an increasing number of ethanol plants coming into production. As more plants come into production, the price of ethanol and corn could be adversely affected and, accordingly, so could Dakota Ethanol’s operating results.

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

Dated: November 15, 2004

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