Form 10-K
period 2004-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2005-03-31
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-K

Annual Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission file number 333-66552

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

Class A Capital Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined under the Exchange Act of Rule 12b-2).    ☐ Yes     ☒  No

As of June 30, 2004, the aggregate market value of the registrant’s Class A capital units held by non-affiliates of the registrant was $25,345,336 computed using the last sales price of $0.90 per capital units of the registrant’s capital units on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of the date of this filing, there were 29,620,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for 2005 Annual Meeting of Members.

PART I

Item 1.                     Description of Business.

Overview

Lake Area Corn Processors, LLC (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and manages an 88% interest in Dakota Ethanol, LLC (also referred to as “Dakota Ethanol”), with several members of the Broin family owning the remaining minority interest. Dakota Ethanol owns and operates an ethanol plant near Wentworth, South Dakota which produces ethanol and distiller’s grains.  The plant commenced production of ethanol and distiller’s grains on September 4, 2001.

Dakota Ethanol’s business is the production and sale of ethanol and distiller’s grains from the processing of corn. Corn is supplied to Dakota Ethanol from our members who are primarily local agricultural producers and from purchases of corn on the open market. Ethanol is sold to a company that markets and sells the ethanol to an array of customers located throughout the continental United States. Distiller’s grains are exclusively marketed and sold through a company to livestock producers as livestock feed.

Dakota Ethanol plans to maintain a competitive position in the marketplace by producing high quality ethanol and distiller’s grains and operating an efficient operation at the lowest possible costs. To accomplish this end, Dakota Ethanol plans to continue to work with Broin Management, LLC and other Broin-related entities, in searching for new production methods and technologies and improving plant operations.

Reorganization

We were originally formed as a South Dakota cooperative on May 25, 1999. As a cooperative, we were entitled to single-level, pass-through tax treatment on income generated through the members’ patronage. This allowed us to pass our income onto our members in the form of distributions without first paying taxes at the company level, similar to a partnership. As we became more aware of the disadvantages in remaining a cooperative, the cooperative’s board of directors approved a plan to reorganize into a South Dakota limited liability company, which may elect to be taxed as either a partnership or a corporation.  As a limited liability company, we elected to be taxed as a partnership which allowed us to retain our historic single-level income tax treatment at the member level.

The plan of reorganization was duly approved by our members at a meeting held on August 20, 2002, and the reorganization became effective August 31, 2002. The transaction was an exchange of interests whereby the assets and liabilities of the cooperative were transferred for capital units of the newly formed limited liability company, Lake Area Ethanol, LLC. The capital units were distributed to our members upon dissolution of the cooperative at a rate of one capital unit of the limited liability company for each share of equity stock owned in the cooperative. The distribution of capital units to our members was registered under the Securities Act of 1933. Upon completion of the reorganization, the name of the limited liability company was changed to Lake Area Corn Processors, LLC.

Ethanol

The principal product produced at the ethanol plant is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other type grains. Ethanol is used for three primary purposes: 1) an oxygenated fuel additive; ii) an octane enhancer in fuels; and iii) a non-petroleum based gas substitute. Approximately 95% of all ethanol is used for blending with unleaded gasoline and other fuel products. Although not all scientists agree about the existence or extent of environmental benefits associated with the use of ethanol, the use of ethanol is commonly viewed as a way to improve the quality of automobile emissions. When blended with gasoline, ethanol acts as an oxygenate by increasing the percentage of oxygen in gasoline.  As a result, the gasoline burns more cleanly, and releases less carbon monoxide and other exhaust emissions into the atmosphere.

An ethanol plant is essentially a fermentation plant.  The ground corn, which contains starch, is mixed with water to form a mash.  The mash is heated and enzymes added to convert the starch into fermentable sugars.  Fermentation occurs when yeast is added to convert the sugars into alcohol and carbon dioxide.  The carbon dioxide may either be captured and sold, if nearby markets exist, or released into the atmosphere.  Fermentation produces a mixture called “beer,” which contains about 10% alcohol and 90% water.  The “beer” is then boiled in a distillation column to separate the water, resulting in ethyl alcohol that is 90 to 95% pure.  The mixture then goes through a dehydration process, which increases the alcohol content to 99% or greater.  This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.

Ethanol Marketing and Distribution

 Dakota Ethanol markets the ethanol produced at the plant through Ethanol Products, LLC, a Broin affiliate.  Ethanol Products, LLC, through an exclusive marketing agreement with Dakota Ethanol, purchases and markets all of the ethanol produced at the plant. Ethanol Products is responsible for determining the price and terms at which the ethanol acquired from the plant is sold and to whom it is sold.  The price received by Dakota Ethanol from the sale of ethanol is based upon the price that Ethanol Products receives from the sale of ethanol to its customers, minus a fee. Ethanol Products’ principal customers are major, multi-national oil companies with blending and refinery facilities located throughout the continental United States. Ethanol Products sells ethanol to these customers through short-term supply contracts, after which the ethanol is shipped by Ethanol Products from the plant to these customers’ terminals located in the Midwest, Pacific Northwest, South, Southwest, and East. The ethanol is shipped using rail cars operated by Ethanol Products or trucks supplied by companies with which Ethanol Products contracts. The plant is served by rail facilities and connections to the Burlington Northern Santa Fe railroad system, which facilitate the transportation of approximately 90% of the ethanol produced at the plant. It is also served by multiple South Dakota state highways and Interstate Highways 29 and 90, which provide transportation links in all directions.

The marketing agreement between Ethanol Products and Dakota Ethanol is in effect until 2006 and is renewed automatically for five-year terms, unless either party provides ninety days written notice of termination prior to the end of the current term. In the event that Dakota Ethanol’s relationship with Ethanol Products is interrupted for any reason, we believe that another entity to market the ethanol could be located.  Any interruption, however, could temporarily disrupt the sale of ethanol and adversely affect Dakota Ethanol’s business and operations.

Distiller’s Grains

A principal co-product of the ethanol production process is distiller’s grains.  Distiller’s grains are a high protein, high energy feed supplement marketed primarily to the dairy, beef, sheep, swine, and poultry industries. It is a popular animal feed supplement, with millions of tons produced in North America annually.  Most distiller’s grains are sold for use in animal feeds within the United States, and a small percentage is exported primarily to Canada, Europe and Mexico.  The vast majority of it is fed to ruminant animals in the dairy and beef sector.  New technologies, which have allowed for the production of a more consistent, quality product, have helped create a market for it in the swine and poultry industries as well.

Dry mill ethanol processing generally produces three forms of distiller’s grains, all of which differ on moisture content and shelf life: distiller’s dried grains with solubles or DDGS; distiller’s wet grains or “wet cake”; and modified distiller’s grains.  Distiller’s wet grains are processed corn mash that does not go through a drying process and contains approximately 70% moisture content. Distiller’s wet grains have a short shelf life of approximately three days and can be sold  to livestock producers within the immediate vicinity of the plant.  Modified distiller’s grains consist of DDGS with the addition of a syrup and contains a 50% moisture content.  Modified distiller’s grains have a slightly longer shelf life of approximately ten days and are often sold to nearby livestock producers. DDGS is wet cake dried to an 8-10% moisture content. DDGS have an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to the plant.

Distiller’s Grains Marketing and Distribution

Dakota Ethanol contracts with Broin Enterprises, Inc. d/b/a Dakota Gold Marketing, a Broin affiliate, to market all of the distiller’s grains produced at the plant. There are four types of distiller’s grains produced by Dakota Ethanol and marketed by Dakota Gold Marketing: DDGS, Dakota Gold™, distiller’s wet grains and modified distiller’s grains. Dakota Gold™ is DDGS with an added certification from Dakota Gold Marketing that the DDGS meets certain processing and production standards. The sale of Dakota Gold™ makes up the overwhelming majority of Dakota Ethanol’s sales of distiller’s grains. The production and sale of distiller’s wet grains and modified distiller’s grains usually varies depending upon actual market conditions for each product and the general operation of the plant.

Dakota Gold Marketing markets Dakota Gold ™, DDGS, distiller’s wet grains and modified distiller’s grains to local, regional and national markets. Approximately 70% of distiller’s grains are shipped to national markets, primarily in the southwestern United States, and the rest to local and regional markets.  Shipments of Dakota Gold and DDGS are primarily done by rail, whereas shipments of distiller’s wet grains and modified distiller’s grains are done by truck.  Dakota Ethanol also contracts with Dakota Gold Marketing for the use of railcars in the shipping of Dakota Gold and DDGS, paying Dakota Gold Marketing a flat fee per railcar in connection with each shipment.  Although Dakota Ethanol relies on Dakota Gold Marketing to market its distiller’s grains, Dakota Gold Marketing is not dependent upon one or a limited number of major customers.

Dakota Ethanol’s marketing contract with Dakota Gold Marketing is in effect until 2006.  It automatically renews for five-year periods, unless discontinued by either party upon at least three months prior written notice.  Dakota Ethanol pays Dakota Gold Marketing a marketing fee based on gross monthly sales of distiller’s grains.  Dakota Gold Marketing is responsible for invoicing all loads, receiving payments from customers and paying freight when necessary.  All accounts receivable losses arising from the sales of distiller’s grains are Dakota Ethanol’s sole responsibility.

Dependence Upon a Single or Few Customers

Dakota Ethanol, as discussed above, is substantially dependent upon Ethanol Products for the purchase, marketing and distribution of ethanol. Ethanol Products purchases 100% of the ethanol produced at the plant, all of which is marketed and distributed to its customers. Likewise, except for the purchasing aspect, Dakota Ethanol is substantially dependent upon Dakota Gold Marketing for the marketing and distribution of distiller’s grains.

Competition

Dakota Ethanol is in direct competition with numerous other ethanol and distiller’s grains producers, many of which have significantly greater resources.  We strongly expect that additional ethanol and distiller’s grains producers will enter the market if the demand for ethanol continues to increase. Dakota Ethanol competes with other ethanol and distiller’s grains producers on the basis of price and, to a lesser extent, delivery service.  We believe that Dakota Ethanol will continue to compete favorably with other ethanol and distiller’s grains producers because it operates consistently and efficiently and has advantageous marketing arrangements that capture the best value for its products.

The ethanol industry has grown to over 85 production facilities in the United States. The largest ethanol producers include Abengoa Bioenergy Corp, Archer Daniels Midland, Cargill, New Energy Corporation and VeraSun Energy Corporation, and Aventine Renewable Energy, all of which are capable of producing more ethanol than Dakota Ethanol.  In addition, there are numerous ethanol plants of a similar size to Dakota Ethanol’s plant located in the Midwest region. Further, at least 16 new ethanol plants with a combined production capacity of over 700 million gallons are currently under construction and additional plans to expand existing plants have also been announced, which would increase the ethanol production capacity of competitors.  In South Dakota, excluding Dakota Ethanol, there are currently ten plants in full production. These ten plants, of which six are located within a 100-mile radius of Dakota Ethanol’s plant, have a total annual production capacity of approximately 377 million gallons of ethanol.

The following table identifies most of the producers in the United States along with their production capacities.

U.S. Ethanol Production Capacity

(million gallons per year (mmgy)

COMPANY	LOCATION	FEEDSTOCK	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		15	15
ACE Ethanol, LLC	Stanley, WI	Corn	30
Adkins Energy, LLC*	Lena, IL	Corn	40
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a. EXOL*	Albert Lea, MN	Corn	40
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	30

Amaizing Energy, LLC*^	Denison, IA	Corn		40
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100
	Aurora, NE	Corn	40
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Bushmills Ethanol, Inc.*^	Atwater, MN	Corn		40
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Central Iowa Renewable Energy, LLC*^	Goldfield, IA	Corn		50
Central MN Ethanol Coop*	Little Falls, MN	Corn	20.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	23
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
East Kansas Agri-Energy, LLC*^	Garnett, KS	Corn		35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	30
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC^	Granite Falls, MN	Corn		45
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	45
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8
	Huron, SD	Corn	14
Husker Ag, LLC*	Plainview, NE	Corn	24

Iowa Ethanol, LLC*	Hanlontown, IA	Corn	55
Illinois River Energy, LLC^	Rochelle, IL	Corn		50
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	40
Lincolnway Energy, LLC*^	Nevada, IA	Corn		50
Liquid Resources of Ohio^	Medina, OH	Waste Beverage		4
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	49
Merrick/Coors	Golden, CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro, MI	Corn	50
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Grain Processors*	Lakota, IA	Corn	50	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	15
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18
New Energy Corp.	South Bend, IN	Corn	102
Northeast Missouri Grain, LLC*	Macon, MO	Corn	40
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC^	Lake Crystal, MN	Corn		50
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Panhandle Energies of Dumas, LP^	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels^	Goshen, CA	Corn		25
Pine Lake Corn Processors, LLC*^	Steamboat Rock, IA	Corn		20
Platte Valley Fuel Ethanol, LLC	Central City, NE	Corn	40
Pro-Corn, LLC*	Preston, MN	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	23
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	22

Sioux River Ethanol, LLC	Hudson, SD	Corn	55
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67
Trenton Agri Products, LLC	Trenton, NE	Corn	30
Tri-State Ethanol Co., LLC*	Rosholt, SD	Corn	18
United WI Grain Producers, LLC*^	Friesland, WI	Corn		40
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	40
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	102
VeraSun Fort Dodge, LLC^	Ft. Dodge, IA	Corn		110
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	50
Western Plains Energy, LLC*	Campus, KS	Corn	30
Western Wisconsin Renewable Energy, LLC*^	Boyceville, WI	Corn		40
Wyoming Ethanol	Torrington, WY	Corn	5
Total Existing Capacity			3738.7
Total Under Construction/Expansions				689.0
Total Capacity			4427.7

* farmer-owned

^ under construction

Renewable Fuels Association

Last Updated: February 2005

As the demand for ethanol increases, Dakota Ethanol may also have to compete with international ethanol producers, which may be able to produce and sell ethanol more inexpensively. Currently, the Caribbean Basin Initiative allows for ethanol produced in participating Caribbean Basin countries to be imported into the United States duty free. Large ethanol producers, such as Cargill, have recently expressed an interest in building plants in these countries. While the Caribbean Basin Initiative caps the amount of duty free ethanol imported into the United States at 7% of the total United States’ production from the previous year, as total production in the United States grows, the amount of ethanol produced from the Caribbean area and sold in the United States will also grow, which could impact the ability to sell ethanol and the price at which it is sold.

Like many ethanol producers, Dakota Ethanol also competes with producers of MTBE.  MTBE is the other oxygenate commonly used in fuels for compliance with the Federal Clean Air Act mandates and is ethanol’s major competitor in the oxygenate market. Many major oil companies produce MTBE and, because it is petroleum-based, its use is strongly supported by these companies. These companies have significantly greater resources than Dakota Ethanol with which to market MTBE, influence legislation, and influence public perception of MTBE.  These companies also have sufficient resources to begin production of ethanol should they choose to do so. While MTBE still remains a competitor, it has been increasingly the subject of serious environmental concerns, which has resulted in several states enacting laws prohibiting the use of MTBE as an oxygenate in fuels.  As more states continue to ban the use of MTBE, MTBE may become less competitive with ethanol.

Alternative fuels, gasoline oxygenates, and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than Dakota Ethanol.  New products or methods of ethanol production developed by larger, better-financed competitors could provide them with competitive advantages over Dakota Ethanol and harm its business.

Sources and Availability of Raw Materials

Corn. The major raw material required for Dakota Ethanol to produce ethanol and distiller’s grain is corn.  To operate at a name-plate capacity of 40 million gallons, the plant requires a supply of approximately 14 million bushels of corn annually.  Unless a corn delivery exemption has been granted, our members are required to deliver corn to the plant on a trimester basis and receive payment for their corn based on an average of market prices at predetermined elevators plus a freight allowance.  The members currently supply approximately 30% of Dakota Ethanol’s corn supply under a corn delivery obligation, the balance of which is purchased from other local corn producers on the open market based upon a schedule of prices for current and future delivery prepared by management.

Since September 1, 2002, our members may apply on an annual basis to be released from the corn delivery requirement if the member historically has not produced enough grain to meet the requirement; if the member does not produce enough grain to meet the requirement because the member’s grain is fed to livestock; or if the member produces and stores the majority of the member’s grain more than 50 miles from the Dakota Ethanol plant site.  A grain committee appointed by the Dakota Ethanol’s board of managers has sole discretion to determine whether to grant our members exemptions from the corn delivery requirement.  As of December 31, 2004, approximately 45% of our members have been granted annual exemptions from the corn delivery requirement. Any member’s corn exempted from delivery is substituted with corn purchased on the open market.

The plant’s location in Lake County, South Dakota, provides an ample supply of corn to meet and exceed the name-plate production capacity of the plant.  In 2003, approximately 13.4 million bushels of corn for grain were produced in Lake County and 96 million bushels of corn for grain were produced in the nearby counties of Brookings, Kingsbury, Moody, Miner, Hanson, McCook and Minnehaha.  In 2004, we expect that the bushels of corn produced in these counties will exceed the 2003 production rates due to a record corn crop.

Natural Gas.The production of ethanol at Dakota Ethanol requires a significant amount of natural gas. Natural gas is necessary to generate steam from three on-site boilers for the cooking, evaporation, and distillation processes, as well as for the drying of distiller’s wet grains into DDGS.  Dakota Ethanol contracts with NorthWestern Public Service pursuant to which NorthWestern distributes natural gas from NorthWestern’s pipeline to the ethanol plant.  This agreement is in effect until 2011 and automatically renews for one-year terms.  Since operations were commenced in 2001, there have been no interruptions in the supply of natural gas from NorthWestern, as all of Dakota Ethanol’s requirements have been met.

Electricity. The production process at Dakota Ethanol requires electricity. Electricity is necessary for lighting and powering much of the machinery and equipment. Dakota Ethanol contracts with Sioux Valley Energy, Inc. to provide all of the electric power and energy requirements for the ethanol plant.  The agreement is in effect until 2011 and automatically renews for five-year terms, unless at least 18 months notice is given by either party to terminate the agreement prior to the expiration of the current term.  Since operations were commenced, Dakota Ethanol has had no interruption or shortages in the supply of electricity to the plant.

Water. The production process at Dakota Ethanol requires water. Water is necessary in the fermentation process and to produce steam for the cooking, evaporation, and distillation processes. Dakota Ethanol contracts with Big Sioux Community Water System, Inc. to supply and meet its water requirements for the ethanol and distiller’s grains production process. Dakota Ethanol’s agreement with Big Sioux is for automatically renewing five-year terms. Since Dakota Ethanol’s operations were commenced in September 2001, Dakota Ethanol has had no interruption in the supply of water as all its requirements have been met.

Research and Development

Dakota Ethanol does not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distiller’s grains. Instead, Dakota Ethanol relies significantly on Broin Management, LLC and Broin and Associates, Inc. for its research and development activities, as these Broin entities devote resources and efforts to improving the technology associated with ethanol and distiller’s grains and the production process. Broin may offer to Dakota Ethanol new technology through license or similar agreements, all of which must be negotiated. Currently, Dakota Ethanol and Broin operate under a license agreement entered in 1999, which relates to the original technology installed at the plant. Under this agreement, Broin licenses to Dakota Ethanol, for a flat fee, the technology for the operation of the ethanol plant for so long as the plant exists. Broin’s technology consists of all of Broin’s proprietary rights, patents, copyrights, trade secrets, formulas, research data, processes, know-how, and specifications related to Broin’s design, construction and operation of the plant. If either Dakota Ethanol or Broin breaches the terms of the agreement, the non-breaching party may exercise any remedies available to it, including specific performance and requesting injunctive relief.

Government Regulation

Various federal and state laws, regulations, and programs have led to an increasing use of ethanol in fuel, including subsidies, tax credits and other forms of financial incentives.  Some of these laws provide economic incentives to produce ethanol and others mandate the use of ethanol.  Congress currently provides certain federal tax incentives for oxygenated fuel producers and marketers, including those who purchase ethanol to blend with gasoline in order to meet federally mandated oxygenated fuel requirements.

Ethanol sales have been favorably affected by the Clean Air Act Amendments of 1990, particularly the Federal Oxygen Program, which became effective November 1, 1992.  The Federal Oxygen Program requires the sale of oxygenated motor fuels during the fall and winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use also has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in certain major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy.  Prior to the enactment of the American Jobs Creation Act of 2004, the Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the United States’ dependence on foreign oil. The exemption allowed ethanol to be sold by blenders at prices that were competitive with other less expensive additives and gasoline. Equivalent to providing a per gallon

“equalization” payment, the exemption allowed blenders to pay more for ethanol than the wholesale price of gasoline and still retain the same profit margins. Blenders could claim an exemption of $0.052 per gallon from the excise tax of $0.184 per gallon for a 10% ethanol blend, with lower exemption amounts available for a 7.7% and 5.7% ethanol blend.

The American Jobs Creation Act of 2004 amended the federal excise tax structure effective January 1, 2005 by implementing the Volumetric Ethanol Excise Tax Credit (“VEETC”).  VEETC eliminates the existing ethanol tax exemption and replaces it with a new excise tax credit of $0.051 per gallon of ethanol. Rather than basing the credit on an ethanol blend percentage, the credit is allowed for any percentage blend of ethanol, which effectively gives the blender greater flexibility to blend as much or as little ethanol to meet its octane or volume needs. VEETC remains in effect until 2010.

Additionally, Congress provides an ethanol production incentive to ethanol producers through the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  Under the program, which is scheduled to expire on September 30, 2007, incentive payments are allocated to ethanol producers based primarily on an increase in gallons of ethanol produced compared to the prior year’s production.  Because a plant typically experiences the highest increase in production during the first year of operations compared to the prior year’s, a plant of Dakota Ethanol’s size is usually allocated the maximum payment during the first year of production. During Dakota Ethanol’s first year of production in the 2002 program year (October 1, 2001 through September 30, 2002), Dakota Ethanol received the maximum payment of $7.5 million. Since this time, Dakota Ethanol has received only a nominal amount under the program. Management expects to receive even less in revenue under the program in the future because a significant increase in production at the plant from 2004 is not expected, and Congress has recently reduced funding under the program from $150 million to $100 million per year.

The state of South Dakota provides an incentive production payment to ethanol producers operating in South Dakota.  The production incentive consists of a direct payment to South Dakota ethanol producers of up to $.20 per gallon, which is divided among producers of fuel ethanol within South Dakota up to a maximum of $1 million per year per plant (a maximum of $83,333 per month in 2004) and a maximum of $10 million over the life of a plant.  The program, however, caps the payments that can be distributed to South Dakota plants in a program year to no more than $6 million in payments in 2005 (ending June 30, 2005) and no more than $7 million in payments in the 2006 program year. The payments are distributed to each plant in proportion to the total number of gallons of ethanol produced and marketed annually by all the plants in South Dakota.  Thus, as more plants commence production, or existing plants increase production, each plant may receive a lower proportionate share of the maximum payment under the program. Due to an increase in claims made for payment from new and existing plants during the 2004 program year, the funds allocated to this program were depleted in full midway through the program year, resulting in Dakota Ethanol receiving less under the program than in the 2003 program year. It is uncertain whether the funds under the program will be depleted before the end of the 2005 and 2006 program years, much of which is dependent upon existing plant production in South Dakota during these periods.

We expect that the 109th Congress will reintroduce legislation in 2005 calling for a Renewable Fuels Standard. In 2004, both the United States Senate and House of Representatives considered passing legislation that would determine the specific volume of ethanol to be used in gasoline on a nationwide basis. The bills debated in Congress, which failed to pass, anticipated that the volume requirement in the nation would begin at 2.3 billion gallons and grow at a rate of approximately 300 million gallons per year to a volume of 5 billion gallons by 2012. If similar legislation is reintroduced in 2005 and signed into law, the long-term market for ethanol is expected to grow at a rate at least equal to this schedule.

On March 11, 2005, legislation (SB610) was introduced in the United States Senate to amend the small producer tax credit.  This bill, if enacted into law, would make available the existing federal small producer tax credit to any ethanol plant capable of producing up to 60 million gallons of ethanol on an annual basis, including Dakota Ethanol’s.  Currently, the small producer tax credit is only available for plants with 30 million gallons or less of annual capacity, which precludes Dakota Ethanol’s plant from eligibility.  The federal small producer tax credit allows eligible ethanol plants to deduct from their federal income tax $0.10 per gallon on the first 15 million gallons produced annually at the plant. The small producer tax credit is scheduled to expire on December 31, 2010.

The revocation, amendment, or non-renewal of any one or more of these laws, regulations or programs, or a lack of funding under the programs, could adversely affect the future use of ethanol and operations in a material way.  Any material reduction of the use of ethanol would have an adverse effect on the plant’s profitability and viability.

Environmental Regulation

Dakota Ethanol is subject to extensive environmental regulation at the federal and state levels. The federal environmental regulations with which Dakota Ethanol must comply were promulgated by the United States Environmental Protection Agency pursuant to the federal Clean Air Act. The state environmental regulations with which Dakota Ethanol must comply were promulgated by the South Dakota Department of Environment and Natural Resources. The Environmental Protection Agency and the Department of Environment and Natural Resources regulate the air quality at the plant, in particular the emissions from the plant into the air. The Department of Environment and Natural Resources also regulates water collection and discharge. In addition to its own enforcement authority under this law, the Environmental Protection Agency has delegated permitting and enforcement authority to the Department of Environment and Natural Resources. The plant requires the following permits to operate:

• Dakota Ethanol has a Title Five Operating Permit from the Department of Environment and Natural Resources. In South Dakota, the Title Five Operating Permit serves as the air quality and operation permit for the ethanol plant. Dakota Ethanol must conduct ongoing emissions testing to verify compliance with the Title Five Operating Permit. The permit is scheduled for renewal on July 19, 2005.

• Dakota Ethanol has a Bureau of Alcohol, Tobacco and Firearms’ Fuel Permit from the Department of Treasury. Dakota Ethanol is required to obtain this permit because of the alcohol content of ethanol. The permit must be renewed annually.

• Dakota Ethanol has a Surface Water Discharge Permit from the South Dakota Department of Environment and Natural Resources. The Surface Water Discharge Permit regulates the terms of any storm water discharges associated with industrial activity. The permit requires Dakota Ethanol to provide ongoing compliance reports to the South Dakota Department of Environment and Natural Resources. This permit is scheduled for renewal in 2006.

• Dakota Ethanol has a Storm Water Discharge Permit from the South Dakota Department of Environment and Natural Resources. The Storm Water Discharge Permit regulates the terms of any surface water from rain or other precipitation. The water is collected and stored in a storm water pond adjacent to the plant. The permit is scheduled for renewal in 2008.

While Dakota Ethanol is currently in compliance with applicable environmental laws, regulations and permits, Dakota Ethanol will need to continue to comply with all permits and regulatory requirements. To accomplish this end, Dakota Ethanol maintains an on-going program to ensure compliance with such requirements. Maintaining compliance may require Dakota Ethanol to incur expenditures for such things as new or upgraded equipment or processes, some of which could be material and costly.  In 2005, management anticipates making approximately $500,000 in capital expenditures toward new or upgraded pollution control equipment and dryer systems.  If the Environmental Protection Agency and Broin and Associates, Inc., however, cannot amicably resolve the application of the appropriate emissions testing method, as discussed below under “Legal Proceedings,” or Dakota Ethanol cannot maintain compliance with applicable laws and permits without new or upgraded equipment, additional material expenditures may be required.

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

Broin Management hired Mr. Dean Frederickson as Dakota Ethanol’s plant general manager.  Mr. Frederickson oversees and is responsible for operations and production at Dakota Ethanol on a day-to-day basis.  The general manager is a full-time, on-site position, but Mr. Frederickson is an employee of Broin Management, LLC.  For Mr. Frederickson’s biographical information, see “Item 10–Directors and Executive Officers of the Registrant.”

As of March 1, 2005, Dakota Ethanol employs 38 employees, including a commodities manager, an operations manager, a maintenance manager, a microbiologist, a chief mechanical operator, a controller, plant operators, plant maintenance personnel, commodities personnel and administrative personnel.  This does not include Mr. Frederickson and the technical manager, both of whom are employees of Broin Management.

Item 2.  Description of Property.

The Dakota Ethanol plant is located on 77 acres of land it owns near the town of Wentworth in Lake County, South Dakota.  This site is served by multiple state highways and is near Interstate Highways 29 and 90 and has rail facilities and connections to the Burlington Northern Santa Fe railroad system to facilitate transporting the ethanol and distiller’s grains produced at the plant to national target markets.  All of Dakota Ethanol’s tangible and intangible property, real and personal, serves as the collateral for the debt financing with First National Bank of Omaha, which is described below under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-Indebtness.”

Item 3.  Legal Proceedings.

From time to time in the ordinary course of business, Dakota Ethanol or we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. Except as described below, Dakota Ethanol or we are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any potential claims.

In the last few years, both the United States Environmental Protection Agency and the State of South Dakota Department of Environment and Natural Resources have placed increased scrutiny on ethanol plants for compliance with air quality laws and regulations. After Dakota Ethanol’s plant was operational in late 2001, Dakota Ethanol determined through a series of internal tests between February and May of 2002, that certain emissions may have exceeded air quality limits under state and federal law.  Dakota Ethanol initiated steps to correct potential excessive emissions, including certain operational changes and installing a thermal oxidizer, which is a pollution control device designed to reduce emissions.  In addition, the South Dakota Department of Environment and Natural Resources informed Dakota Ethanol that certain emissions from the plant exceeded the limits allowed under state law and the plant’s Title V Air Quality Operating Permit. To date, the Department of Environment and Natural Resources has not initiated any regulatory action against Dakota Ethanol for these alleged excessive emissions in 2002, and it remains uncertain whether any action will be taken or the type and magnitude of such action.  Fines and/or other penalties could result.  Currently, management believes that the plant fully complies with federal and state air quality laws and its Title V Air Quality Operating Permit.

In 2002, a number of ethanol plants in Minnesota entered into consent decree settlements with the State of Minnesota and the Environmental Protection Agency arising from alleged emission violations.  Civil penalties were assessed against each ethanol plant, additional emissions devices were required, new testing protocols were established and air quality permits were modified by the settlement agreements.  The Environmental Protection Agency subsequently stated that it intends to “level the playing field,” inferring actions against other ethanol plants.

On January 6, 2003, the Environmental Protection Agency issued formal information requests to many ethanol plants including those designed, constructed, and/or managed by Broin and Associates and Broin Management. The requests required that the subject ethanol plants, including Dakota Ethanol, provide the Environmental Protection Agency with certain emissions data, presumably to determine whether the plants were in compliance with the Clean Air Act. Since these requests were made, Broin and Associates has been holding on-going discussions with the Environmental Protection Agency regarding the application and use of testing methods for quantifying certain emissions at the plants managed by Broin. To date, no action has been taken nor has any final resolution been made regarding this matter. It is also uncertain whether the Environmental Protection Agency will take any action with respect to its formal information requests, or what the result or effect will be on Dakota Ethanol of the discussions between Broin and Associates and the Environmental Protection Agency.  Fines and/or other penalties could result.

In late 2002, the Department of Environment and Natural Resources began requiring new ethanol plants in South Dakota to include a new method for quantifying emissions from the plants.  The new method is commonly referred to as the Midwest Scaling Method or the “multiplier.”  When the multiplier is used, emission test results are generally higher than when traditional test measures are employed. In response to the Department of Environment and Natural Resource’s multiplier requirement, Dakota Ethanol, five other ethanol plants in South Dakota, and Broin Management filed a petition and declaratory judgment on December 29, 2003 before the South Dakota Board of Minerals and Environment.  The petition requested that the Board of Minerals and Environment bar the Department of Environment and Natural Resources from using and applying the multiplier in quantifying emissions because its use was inappropriate and unlawful.  Dakota Ethanol and the other plants contended that neither South Dakota nor federal regulations required the use of the multiplier.

On June 16, 2004, following the administrative hearing, the Board of Minerals and Environment ruled that the multiplier was not contained in state or federal emission test methods or regulations. The effect of this ruling, if final, is that the Department of Environment and Natural Resources can no longer use or require the use of the multiplier to measure emissions from Dakota Ethanol’s plant.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2004.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There is no public trading market for our capital units. As of March 1, 2005, we had 970 members with 29,620,000 Class A capital units outstanding.  Capital units may only be transferred in accordance with our Capital Units Transfer System.  The Capital Units Transfer System provides for transfers by gift to family members, upon death, and through a qualified matching service, subject to our board of managers’ approval.  The qualified matching service is operated through Variable Investment Advisors, Inc., a registered broker-dealer based in Sioux Falls, South Dakota which owns and operates a registered Alternative Trading Service with the S.E.C. Variable Investment Advisor’s Alternative Trading System may be accessed at www.agstocktrade.com. The following table contains historical information by trimester for the past three years for sales of our equity shares prior to the conversion from a cooperative and our capital units since the reorganization in August 2002.  All of the information has been adjusted to reflect the 4:1 capital unit split that occurred on November 1, 2002.

Trimester	Low Price	High Price	Average Price	# of Shares/Capital Units Traded

Jan – April 2003	$1.00	$1.03	$1.01	100,000
May – Aug 2003	$0.90	$1.10	$1.05	210,000
Sept – Dec 2003	$0.70	$1.00	$0.87	125,000
Jan-April 2004	$0.81	$0.95	$0.87	192,500
May-Aug 2004	$0.75	$0.95	$0.83	161,250
Sept – Dec 2004	$0.89	$1.29	$0.96	171,750

Under the terms of our Amended and Restated Operating Agreement dated February 17, 2005, we are required to make annual (or more frequent) distributions to our members and may not retain more than $200,000 of net cash from operations, unless (i) a 75% supermajority of our Board decides otherwise, (ii) it would violate or cause a default under the terms of any debt financing or other credit facilities, or (iii) it is otherwise prohibited by law.  Our ability to make distributions to members, however, is dependent upon the distributions made by Dakota Ethanol. Under the Loan Agreement with First National Bank of Omaha, Nebraska, Dakota Ethanol is restricted to making distributions to its members by a covenant that limits the distributions in any given year not to exceed 80% of the excess cash flow. For further details of the Loan Agreement, please see “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Indebtness.”

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

In 2004, Dakota Ethanol made cash distributions to us of approximately $4.1 million and approximately $600,000 to the minority members.  We, in turn, distributed to our members approximately $4.1 million, or $0.14 per capital unit.

If Dakota Ethanol continues to operate profitably as it did in 2004 and 2003, we expect to make similar distributions to our members in 2005.

Item 6.  Selected Financial Data.

The following table sets forth selected financial data of Lake Area Corn Processors, LLC and our predecessor cooperative for the periods indicated. The audited financial statements included in Item 8 of this report have been audited by our independent auditors, Eide Bailly LLP.

	2004	2003	2002	2001(1)
Statement of Operations Data:
Revenue	$84,432,486	$69,391,182	$65,643,669	$22,366,245
Cost of Revenues	$71,736,360	$60,198,865	$51,857,757	$12,992,026
Gross Profit	$12,696,126	$9,192,317	$13,785,912	$9,374,219
General and Administrative Expense	$(3,058,024)	$(2,620,736)	$(3,225,991)	$(2,016,375)
Income from Operations	$9,638,102	$6,571,581	$10,559,921	$7,357,844
Interest Expense	$(1,300,647)	$(1,461,763)	$(1,983,869)	$(749,927)
Other Income	$223,548	$147,629	$176,905	$114,389
Minority Interest in Subsidiary Income	$(1,037,458)	$(641,767)	$(1,098,023)	$(837,797)
Net Income	$7,523,545	$4,615,680	$7,704,887	$5,909,518
Capital Units Outstanding	29,620,000	29,620,000	29,620,000	29,620,000
Net Income per Capital Unit	0.25	0.16	0.26	$0.20
Cash Distributions declared per Capital Unit	$0.21	$0.12	$0.28	—

Balance Sheet Data:
Working Capital	$(145,791)	$(115,841)	$(172,074)	$9,717,623
Net Property, Plant & Equipment	$34,862,856	$35,988,764	$37,795,312	$38,131,345
Total Assets	$46,065,440	$45,998,055	$46,192,041	$54,985,185
Long-Term Obligations	$9,882,779	$12,682,279	$15,112,610	$24,787,611
Minority Interest	$3,055,597	$2,863,277	$2,727,163	$2,827,564
Members Equity	$22,627,406	$21,324,061	$20,262,781	$20,702,800
Book Value per Capital Unit	$0.76	$0.72	$0.68	$0.70

(1)                                  The year 2001 represents only a partial year of operations, as the ethanol plant commenced production in September 2001. The financial information in the table also includes audited financial data of our predecessor cooperative prior to the effectiveness of the reorganization into a limited liability company on August 31, 2002.

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

You should read the following discussion along with the audited financial statements and notes to the audited financial statements included elsewhere in this report.  This report contains forward-looking statements, including, but not limited to, those under “Management’s Discussion and Analysis-of Financial Condition and Results of Operations,” and “Liquidity and Capital Resources,” involving future events, future business and other conditions, our future performance, and our expected operations.  These statements are based on management’s beliefs and expectations and on information currently available to management.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Dakota Ethanol’s actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  While we believe that these statements are accurate, this business is dependent upon general economic conditions and various conditions specific to this industry and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made.  In particular,

•                  Demand for ethanol is largely driven by federal and state regulations, which are often subject to change.

•                  Dakota Ethanol’s Title Five Operating Permit from the Department of Environment and Natural Resources is due for renewal on July 19, 2005. While management expects the permit to be renewed without controversy, there are no assurances of this result. If the permit is unable to be renewed, and the plant is forced to shutdown temporarily, Dakota Ethanol’s operating results could be adversely affected.

•                  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect Dakota Ethanol’s operating results.

•                  The ethanol industry is increasingly competitive, with additional plants in operation, under construction and in the planning stages. With additional plants coming on line, the supply of ethanol will increase which, if the demand does not grow accordingly or is unaided by government policies and programs, could adversely impact the price of ethanol and Dakota Ethanol’s operating results.

•                  The ethanol industry and Dakota Ethanol’s business are sensitive to corn and natural gas prices.  When corn and natural gas prices increase, Dakota Ethanol’s operating results may suffer. When corn and natural gas prices fluctuate significantly, Dakota Ethanol’s cost of revenues and, thus, operating results may be adversely affected by the use of derivative instruments under the risk management program.

•                  The ethanol industry and Dakota Ethanol’s operating income may be adversely impacted by a decrease in or termination of government subsidies and other forms of financial incentives;  a termination of government environmental and tax policies that encourage the production and use of ethanol; or, the preclusion of new government policies and programs that encourage the use of ethanol.

•                  The ethanol industry and Dakota Ethanol may be subject to additional regulation, such as environmental restrictions, or regulatory action, which could include fines, penalties, or injunctive relief as a result of any potential excessive emissions, which could increase costs.

•                  Dakota Ethanol is dependent upon Broin Management, LLC to manage the day-to-day activities of the plant and upon Broin-related entities to market the ethanol and distiller’s grains produced at the plant. If any of these activities cease providing services to Dakota Ethanol, the plant’s operations may be adversely affected.

We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance, or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview

Dakota Ethanol is engaged in the production of fuel-grade ethanol and distiller’s grains. Corn is supplied to Dakota Ethanol from our members who are primarily local agricultural producers and from purchases of corn on the open market. After processing the corn, ethanol is sold to Ethanol Products, LLC, a Broin affiliate, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  The price that Dakota Ethanol receives from the sale of ethanol to Ethanol Products is based upon the price that Ethanol Products receives from the sale to its customers, minus a fee. Distiller’s grains are sold through Dakota Gold Marketing, another Broin affiliate, which markets and sells the product to livestock feeders.

Dakota Ethanol’s operating income or loss is significantly tied to the price at which ethanol and distiller’s grains are sold. Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. Surplus ethanol supplies also tend to put downward price pressure on ethanol. In contrast, the price of distiller’s grains generally tends to fluctuate based on the price of substitute livestock feed, such as corn and soybean meal. Surplus grain supplies also tend to put downward price pressure on distiller’s grains.

Dakota Ethanol’s cost of revenues, which includes production expenses, is significantly affected by the cost of corn and natural gas. In 2004, for instance, the cost of corn was approximately 60% of total cost of revenues, whereas the cost of natural gas was approximately 15% of total cost of revenues. Comparatively, in 2003, the cost of corn was approximately 60% of total cost of revenues, whereas the cost of natural gas was approximately 17% of total cost of revenues.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, risk management and weather, much of which Dakota Ethanol has no control. Natural gas prices fluctuate with the energy complex in general. Over the last few years, natural gas prices have trended higher than average and appear will continue to trend higher due to the high price of alternative fuels such as fuel oil.

The 2004 fiscal year for Dakota Ethanol started with very strong earnings, only to see earnings fall in the middle of the year, followed by a strong earnings recovery at the end of the year. The principal cause for these fluctuations was the price volatility of corn, which proved to be significantly greater than in 2003. Earnings fell during the spring when corn prices increased to at or near record highs. Fears of a wet spring and a decrease in corn production were the principal causes for the increase, although risk management mitigated some of the increase. As the year progressed through the summer and early fall, corn prices actually declined as a result of a forecasted record corn crop. Unfortunately, when prices declined during this period, risk management had an adverse impact on cost of revenues and, therefore, earnings.  During the fourth quarter, however, with extremely low and stable prices for corn and high prices for ethanol, earnings made a full recovery.

While 2004 was marked by corn price volatility, there were several positives. Earnings increased by approximately $2.9 million from 2003. Earnings increased despite insignificant payments received from the Bioenergy Program, compared to prior years. Ethanol production at the plant also increased to a record 49 million gallons, compared to 47 million gallons in 2003 and 44 million gallons in 2002. Production increased primarily from continued improvements made to the plant, which resulted in greater plant efficiency and reliability.

Management’s outlook for 2005 is relatively positive.  The first quarter began with relatively high ethanol prices and stable and low corn costs, which we expect to continue going into the second quarter and positively impact earnings during these two quarters. There is less certainty, however, about earnings potential during the last two quarters.  As spring approaches, we may see the volatility of corn prices and costs return to the markets, particularly in anticipation of a new corn crop. Unless there is a plentiful corn crop in 2005, the price of corn may increase, thus leading to an increase in production costs. Further, unless demand for ethanol continues to increase and new markets for ethanol open up through the passage of a federal Renewable Fuels Standard bill or other means, the price of ethanol may be adversely impacted by additional production and supply of ethanol. Approximately 700 million new gallons of ethanol is slated to enter the market by the end of 2005, some of which may not be absorbed unless new markets are developed. If ethanol prices do decrease, Dakota Ethanol’s earnings may suffer as a result.

Results of Operations

Comparison of years ended December 31, 2004 and December 31, 2003.

	Year Ended December 31,
	2004		2003
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	71,648,488	85	56,450,057	82
Distiller’s Grains	11,769,124	14	11,427,190	16
Incentive	1,014,874	1	1,513,935	2
Total	84,432,486	100	69,391,182	100

Revenues-Revenue increased $15.0 million or 22% from the year ended December 31, 2003 to the year ended December 31, 2004.  The increase was due primarily to an increase in ethanol revenues.

Revenue from the sale of ethanol increased $15.2 million, or 27%, from the year ended December 31, 2003 to the year ended December 31, 2004.  The increase was due primarily to an increase in the price of ethanol.  The average sales price of ethanol increased 22% from the year ended December 31, 2003 to the year ended December 31, 2004.  Ethanol prices increased because of strong demand for ethanol and a continuation of higher prices of unleaded gasoline.

Revenue from the sale of distiller’s grains increased $300,000, or 3%, from the year ended December 31, 2003 to the year ended December 31, 2004. The increase in distiller’s grain sales was due primarily to a 4% increase in sales volume, offset by a 1% decrease in sales price.

Total incentive revenues from federal and state government incentive programs decreased by 33% from the year ended December 31, 2003 to the year ended December 31, 2004. Incentive revenue consists of income received from federal and state governments in connection with Dakota Ethanol’s ethanol production. The incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased $188,000, or 35%, to $348,000 for the year ended December 31, 2004 from $536,000 for the year ended 2003. This decrease was primarily because the payments under the Bioenergy Program are based in part on a plant’s increase in production from the prior year.  Dakota Ethanol, however, had a nominal increase in production in 2004 compared to 2003, resulting in less incentive revenue earned under the program. Management anticipates receiving even less under this program in 2005 compared to 2004 because the plant is not expected to have a significant increase in production from last year to justify an increase in payment, and Congress has reduced funding for this program in 2005 from $150 million to $100 million per year.

Incentive revenue from the state of South Dakota incentive program decreased $311,000, or 32%, to $667,000 from the year ended December 31, 2003 to the year ended December 31, 2004. The decrease was primarily due to an earlier than anticipated depletion of funds allocated to the program in the 2004 program year (July 1, 2003 to June 30, 2004). While funds allocated to this program have increased in the 2005 program year and are expected to increase in the 2006 program year, it is uncertain whether the funds allocated to this program will be depleted before the end of these program years, much of which is dependent upon the production levels of all plants in South Dakota during these periods.

Cost of Revenues-Cost of revenues, which includes production expense, increased 19% to $71.7 million for the year ended December 31, 2004 from $60.2 million for the year ended December 31, 2003.  The increase in the cost of corn was caused by an approximately 7% increase in the market price of corn per bushel from the year ended December 31, 2003 to the year ended December 31, 2004 and the risk management program in 2004.

In terms of risk management in 2004, the use of corn derivative instruments relative to the price fluctuation of corn in 2004 was a primary factor for the increase in cost of corn. Gains and losses that result from a change in value of corn and natural gas derivative instruments are recognized in cost of revenues as the changes occur.  For the year ended December 31, 2004, cost of revenues include losses of $3.8 million from the use of corn derivative instruments, up from $30,000 in 2003. These losses were caused by fluctuations in the price of corn in 2004. At the end of 2003, Dakota Ethanol increased its use of corn derivative instruments and positions to protect against the market price forecasts for corn. Those forecasts predicted higher prices for corn because of low world carryout prior to the growing season, decreased production, and drought. As the year progressed, however, and it became apparent that corn production would be much higher than expected, the original market forecasts proved incorrect and the market price of corn actually declined. When the market price declined, the value of the corn derivative instruments fell which led to an increase in cost of revenues.

At least for the first half of 2005, management does not anticipate the same or similar impact on cost of revenues from risk management. Because of the record corn crop in 2004 and higher than anticipated world corn carryout, the market conditions for corn are expected to be positive, namely lower prices for corn and less price volatility. In the second half of 2005, however, while management believes the market will remain positive, conditions could alter the stability of the market and use of derivative instruments, thus increasing the potential for losses under the risk management program.

While natural gas prices remained relatively constant between the year ended 2004 and 2003, the prices, historically, have fluctuated dramatically. Natural gas is currently at prices exceeding historical averages.  These prices exceed historical averages primarily because of increased demand, higher prices in the energy markets, and inclement weather. It is expected that natural gas prices will continue to remain high in the future, all of which will affect production expenses and cost of revenues. Moreover, any significant fluctuation of natural gas prices in 2005 could affect the value of natural gas derivative instruments and, therefore, cost of revenues.

General and Administrative Expenses-General and administrative expenses increased 17% to $3.1 million for the year ended December 31, 2004 from $2.6 million for the year ended 2003. The increase in general and administrative expenses was primarily due to an increase in the management incentive fees paid to Broin Management, LLC.  As net income rose, management incentive fees increased by 21% from the year ended December 31, 2003 to the year ended December 31, 2004.

Interest Expense-Interest expense decreased 11% to $1.3 million for the year ended December 31, 2004 from $1.4 million for the year ended of 2003.  The decrease in interest expense was primarily due to a reduction in the principal balance outstanding of all loans with First National Bank of Omaha.

Minority Interest in Subsidiary-Minority interest in subsidiary increased 62% to $1.0 million for the year ended December 31, 2004 from $642,000 for the year ended of 2003.  The increase in minority interest in subsidiary was primarily due to the increased profitability of Dakota Ethanol which increased by 62% for the year ended December 31, 2004 from the year ended December 31, 2003.

Net Income-Net income increased 63% to a net income of $7.5 million for the year ended December 31, 2004 from a net income of $4.6 million for the year ended December 31, 2003.  This change was caused primarily by, as discussed above, an increase in ethanol and distiller’s grains revenues, offset by the increase in corn costs.

Comparison of years ended December 31, 2003 and December 31, 2002.

	Year Ended December 31,
	2003		2002
	$	% of Revenue	$	% of Revenue
Revenue:
Ethanol	56,450,057	82	49,872,450	76
Distiller’s Grains	11,427,190	16	9,457,226	14
Incentive	1,513,935	2	6,313,993	10
Total	69,391,182	100	65,643,669	100

Revenues-Revenue increased 6% from the year ended December 31, 2002 to the year ended December 31, 2003.  The increase was due primarily to an increase in the sales prices of ethanol and distiller’s grains.

Revenue from the sale of ethanol increased 13% from the year ended December 31, 2002 to the year ended December 31, 2003.  The increase was due primarily to an increase in the price of ethanol. The average sales price of ethanol increased 10% from the year ended December 31, 2002 to the year ended December 31, 2003.  Ethanol prices increased because of strong demand for ethanol and higher prices of unleaded gasoline.

Revenue from the sale of distiller’s grains increased approximately 21% from the year ended December 31, 2003 to the year ended December 31, 2004. The increase was due primarily to an increase in the price of distiller’s grains.  The average sales price of distiller’s grains increased 7% from the year ended December 31, 2002 to the year ended December 31, 2003.  The sales price of distiller’s grains increased primarily because of higher prices of corn and soybean meal.

Total incentive revenues from federal and state government incentive programs decreased by 76% from the year ended December 31, 2002 to the year ended December 31, 2003. The incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program decreased $4.7 million, or 90%, to $536,000 for the year ended December 31, 2003 from $5.2 million for the year ended 2002. The decrease was primarily because the payments under the Bioenergy Program are based in part on a plant’s increase in production from the prior year.  Dakota Ethanol, however, had a nominal increase in production in 2003 compared to 2002, resulting in less incentive revenue earned under the program.

Incentive revenue from the state of South Dakota incentive program decreased $89,000, or 8%, to $978,000 from the year ended December 31, 2002 to the year ended December 31, 2003. The decrease was primarily due to an earlier than anticipated depletion of funds allocated to the program in the 2003 program year (July 1, 2002 to June 30, 2003) and a modification to the payment methodology implemented for the 2004 program year (July 1, 2003 to June 30, 2004) which capped the monthly payment from the program to one-twelfth of the annual maximum of $1 million.

Cost of Revenues-Cost of Revenues increased $8.3 million, or 16%, to $60.2 million for the year ended December 31, 2003 from $51.9 million for the year ended December 31, 2002. The increase in the cost of revenues resulted primarily from an increase in corn and natural gas costs.   The average price per bushel of corn was approximately 7% higher for the year ended December 31, 2003 than for the year ended December 31, 2002.  The increase in the cost of corn was attributed to a reduced carryout level from 2002 to 2003, caused by a decrease in the supply of corn from the 2002 harvest that was primarily due to drought conditions.  The average cost of natural gas was approximately 50% higher for the year ended December 2003 than for the year ended December 31, 2002.  The difference in the cost of natural gas was primarily the result of increased demand for natural gas and reduced production and inventories in the natural gas industry.

General and Administrative Expenses-General and administrative expenses decreased $605,000, or 19%, to $2.6 million for the year ended December 31, 2003 from $3.2 million for the year ended 2002. The decrease in general and administrative expenses was due to a decrease in the management incentive fees paid to Broin Management, LLC.  As net income decreased, management incentive fees decreased by 21% from the year ended December 31, 2002 to the year ended December 31, 2003.

Interest Expense-Interest expense decreased $522,000, or 26%, to $1.5 million for the year ended December 31, 2003 from $2.0 million for the year ended of 2002.  The decrease in interest expense was due in part to a reduction in the outstanding principal balance of the long-term debt and a reduction of interest rates.

Minority Interest in Subsidiary-Minority interest in subsidiary decreased $457,000, or 42%, for the year ended December 31, 2003 from $1.1 million for the year ended of 2002.  The decrease in minority interest in subsidiary was primarily due to the decreased profitability of Dakota Ethanol which decreased by 42% for the year ended December 31, 2003 from the year ended December 31, 2002.

Net Income-Net income decreased $3.1 million to a net income of $4.6 million for the year ended December 31, 2003 from $7.7 million for the year ended December 31, 2002.  This change was caused primarily by, as discussed above, an increase in sales revenues offset by an increase in corn and natural gas costs and reduction of incentive revenue.

Liquidity and Capital Resources.  The following table shows cash flows for the last two years:

	Year ended December 31,
	2004	2003
Net cash from operating activities	$11,388,383	$7,086,879
Net cash used for investing activities	(687,766)	(230,288)
Net cash used for financing activities	(8,589,929)	(6,759,775)

Cash Flow From Operations-The increase in net cash flow provided from operating activities between 2004 and 2003 was primarily attributed to an increase in net income and a decrease in working capital requirements.  The decrease in working capital requirements was related to a decrease in inventory, accounts payable and investments in commodity contracts, with accounts receivable increasing during the same period.  Inventory decreased primarily due to losses on deferred corn purchases as the market values on deferred corn purchases were lower in 2004 compared to 2003.  Accounts payable decreased due to a reduction in corn payables, as more producers delivering corn to the plant in late 2003 elected to defer payment until 2004 and were paid after the beginning of the year.  The decrease in investments in commodity contracts in 2004 was related to a change in the composition of the contracts and a decrease in value of futures’ contracts in 2004.  Accounts receivable increased based on the increase in the market price of ethanol in 2004.

Cash Flow From Investing Activities-The increase in cash used for investing activities was mainly attributed to an increase in the purchase of property and equipment.  Approximately $564,000 more in cash was used in 2004 for capital improvement projects, specifically improvements to buildings and equipment at the plant.  The increase in capital spending was offset by a $107,000 increase in cash provided by other assets, as investments provided an improved rate of return in 2004.

Management estimates that approximately $500,000 in capital expenditures will be made in the next six months for general improvements to the plant, all of which are expected to be financed from cash flows from operations and revolving debt. Improvements are expected to be made in the areas of air pollution control equipment and dryer systems.

Cash Flow From Financing Activities-The increase in cash used by financing activities was attributed to a decrease in outstanding checks in excess of bank balance and additional distributions being made to our members and the minority members.  Outstanding checks in excess of bank balances decreased approximately $800,000 as there was more cash available at the end of 2004.  Approximately $600,000 more in distributions was made to our members in 2004 compared to 2003.  Similarly, approximately $60,000 more in distributions was made to the minority members in 2004 compared to 2003.

The following table shows cash flows for 2003 and 2002:

	Year ended December 31,
	2003	2002
Net cash from operating activities	$7,086,879	$13,197,253
Net cash used for investing activities	(230,288)	(1,833,073)
Net cash used for financing activities	(6,759,775)	(17,443,805)

Cash Flow From Operations.  The decrease in net cash flow provided from operating activities between 2003 and 2002 was primarily attributed to a decrease in net income and an increase in working capital requirements.  The increase in working capital requirements was related to an increase in inventory and accounts payable, with accounts receivable decreasing during the same period.  Inventory increased primarily due to increases in corn and distiller’s grains values.  Accounts payable increased due to an increase in corn payables, as more producers delivering corn to the plant in late 2002 elected to defer payment until 2003 and were paid after the beginning of the year.  Accounts receivable decreased primarily because there was less incentive income earned in 2003.

Cash Flow From Investing Activities.  The decrease in cash used for investing activities between 2003 and 2002 was mainly attributed to a decrease in the purchase of property and equipment.  Dakota Ethanol used approximately $1.6 million less cash in 2003 than in 2002 for capital improvement projects.  In 2002, Dakota Ethanol spent approximately $1.4 million for the installation of a thermal oxidizer, which is a pollution control device designed to reduce emissions.

Cash Flow From Financing Activities. The decrease in cash used by financing activities between 2003 and 2002 was attributed to a decrease in principal payments on notes payable, a decrease in distributions paid to our members and the minority members and a decrease in outstanding checks in excess of bank balance.  The principal payments on notes payable decreased in 2003 as a result of Dakota Ethanol refinancing its loans with First National Bank in 2002. The refinancing allowed Dakota Ethanol to use $5 million in cash in 2002 to reduce the principal balance of the $5.0 million revolving note. In addition, approximately $4.6 million less in distributions was made to our members in 2003 compared to 2002.  Similarly, approximately $700,000 less in distributions was made to the minority members in 2003 compared to 2002. Outstanding checks in excess of bank balances decreased approximately $300,000 as there was more cash available at the end of 2003.

Indebtness

First National Bank of Omaha is Dakota Ethanol’s primary lender. Dakota Ethanol has four notes or loans outstanding with First National Bank pursuant to a Construction Loan Agreement and Construction Note dated September 25, 2000 and amendments dated July 29, 2002, November 1, 2002 and April 23, 2004:  a $14.5 million fixed rate note, a $4.4 million variable rate note, a $5.0 million variable rate, revolving note, and a $3.0 million variable rate, revolving note.

The fixed rate note bears 9% interest annually, requires quarterly installment payments, and is due on September 1, 2011.  Through December 31, 2003, a portion of the principal was required to be prepaid each year in an amount equal to 10% of the excess cash flow payment. Excess cash flow was defined as net income plus interest expense, depreciation and amortization, less annual debt service.  The excess cash flow payment was applied pro rata to the $4.4 million note, then the $5 million note, followed by the fixed note. In March 2005, First National Bank granted Dakota Ethanol a waiver of the excess cash flow payment effective for 2004 and subsequent years.  Principal payments made on the fixed rate note were $1,598,572 for the year ended December 31, 2004, compared to payments of $1,565,196 for the year ended December 31, 2003.  The principal balance outstanding on this note was $10.8 million as of December 31, 2004.

The $5.0 million and $4.4 million variable rate notes bear interest at .50% over the national base rate set by First National Bank of Omaha, which may be reduced if Dakota Ethanol’s ratio of indebtedness to net worth improves, with a minimum interest rate of 5% annually. The variable rates as of December 31, 2004 and December 31, 2003 were 5.5% and 5.0%, respectively.  Until July 29, 2005, Dakota Ethanol has the option to fix the variable rate notes at 2.5% over and above the rate published by the Federal Home Loan Bank of Topeka, Kansas at the time the note is fixed.

The $5 million variable rate note is set up as a revolving loan that allows Dakota Ethanol to reborrow up to $5 million of any repaid principal on a revolving basis, subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed.  There is also a prepayment penalty on both variable rate notes if Dakota Ethanol prepays in full before July 29, 2005.  Principal payments of $1,394,571 were made on the $4.4 million variable rate note during the year ended December 31, 2004, compared to principal payments of $1,365,205 during the year ended December 31, 2003.  The principal balance outstanding on the $4.4 million variable rate note was $1.3 million as of December 31, 2004.  The unpaid principal balance on the $5 million variable rate note was $0.00 as of December 31, 2004 and as of December 31, 2003.

On April 23, 2004 Dakota Ethanol and First National Bank entered into an amendment of the Construction Loan Agreement to obtain a new revolving line of credit for Dakota Ethanol. The primary purpose of the line of credit is for working capital. The maximum amount available under the line of credit is $3 million, Dakota Ethanol being able to borrow up to the maximum amount available and pay down without penalty whenever excess cash is available.  Once paid down, the amount available to borrow under the line of credit increases back to the maximum.  The line of credit is subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed. The interest rate is set at .50% over the national base rate set by First National, which may be reduced if Dakota Ethanol’s ratio of indebtedness to net worth improves, the minimum interest rate being 5% annually. The maturity on the line of credit is April 22, 2005, which management expects to renew before this time.  The balance borrowed on this loan was $0 as of December 31, 2004, and the variable rate was 5.5%.

The notes from First National are secured by Dakota Ethanol’s real property, personal property (including general intangibles), and an assignment of all rents and leases in favor of First National.  The Construction Loan Agreement contains debt service coverage ratio, working capital, net worth and other standard negative and affirmative covenants. Dakota Ethanol, for example, is limited to making no more than $500,000 in capital expenditures in given year without First National’s consent or waiver.  Dakota Ethanol is also restricted in making distributions to its members in any given year by not more than  80% of excess cash flow.  If an event of default occurs, First National may terminate the Construction Loan Agreement and declare all amounts under the four loans due and owing.  Events of default under the Agreement generally include failure to make payments when due or violation of one or more of the Agreement’s covenants.  Management believes that Dakota Ethanol is currently in compliance with all covenants and restrictions contained by such notes and loans.

On October 1, 2001, Dakota Ethanol obtained a loan from Sioux Valley Energy for $85,000, relating to the financing of an extension of utility lines to the plant.  The loan was payable over ten years, beginning on October 1, 2001, with an effective interest rate of approximately 9%.  Principal payments of $72,701 were made during the year ended December 31, 2004, compared to payments of $5,666 for the year ended December 31, 2003.  As of December 31, 2004, there is no principal balance outstanding, as the note was fully repaid during the fourth quarter of 2004.

Finally, Dakota Ethanol has a long-term debt obligation on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The portion for which Dakota Ethanol is obligated is estimated at $511,120. The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which Dakota Ethanol was the recipient of the proceeds.  In 2003, Lake County became aware that the taxes collected from the property on which the plant was located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and change in interest rates during December of 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, Dakota Ethanol entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on Dakota Ethanol’s property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, Dakota Ethanol’s obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which Dakota Ethanol’s plant is located.   The interest rate on the bonds is 7.75% annually.  The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While Dakota Ethanol’s obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. Principal payments of $49,682 and $0 were made on the bonds for year ended December 31, 2004 and December 31, 2003, respectively. The principal balance outstanding was $1,273,342 as of December 31, 2004.

Management anticipates that the plant will continue to operate at or above name-plate capacity for the next twelve months.  Management also expects for the next twelve months to have sufficient cash flows from operating activities and its revolving debt to fund working capital and to cover operating and administrative costs, capital expenditures, and debt service obligations.

In addition to Dakota Ethanol’s long-term debt obligations, Dakota Ethanol has certain other contractual cash obligations and commitments.  The following tables provides information regarding our consolidated contractual obligations and commitments as of December 31, 2004:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt Obligations	$12,100,658	$2,666,308	$3,270,355	$3,822,843	$2,341,152
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations	2,833,105	882,217	820,088	616,800	514,000
Other Long Term Liabilities	511,121	62,692	125,153	122,998	200,278
Total Contractual Cash Obligations	$15,444,884	$3,611,217	$4,215,596	$4,562,641	$3,055,430

		Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Guarantee (1)	$2,131,036	$152,217	$304,434	$304,434	$1,552,168
Total Commercial Commitments	$2,131,036	$152,217	$304,434	$304,434	$1,552,168

(1) Dakota Ethanol entered into a debt service guarantee in December 2003 as part of a refunding on a taxable bond issue. Dakota Ethanol guarantees the payment of all principal ($1,323,024) and interest on the taxable bonds, the total commitment until maturity being $2,136,036. Since local property taxes cover a portion of the debt service payment, Dakota Ethanol’s current obligation under the guarantee is to cover a shortfall or difference between the amount estimated to be collected in property taxes on the real property on which Dakota Ethanol’s plant is located and the taxable bond amount. Currently, there is an estimated shortfall of approximately $511,120 between the taxable bond amount and the amount expected to be collected in property taxes on the real property. This amount is recognized as a guarantee liability in the financial statements.  If property taxes collected on the property became insufficient to cover the debt service on the taxable bonds, in part or in whole, Dakota Ethanol’s obligation under the guarantee would increase. For further information on this guarantee, please “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Indebtness” above.

Off-Balance Sheet Arrangements

We do not use or have any off-balance sheet financial arrangements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, “Inventory Pricing” (SFAS No. 151). The Statement amends and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The statement requires such costs be recognized as current period charges.  The statement also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility.  Management has determined that implementation of this pronouncement will not have a material effect on the financial statements.

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

Accounting for Derivative Instruments and Hedging Activities

Dakota Ethanol enters into derivative instruments to hedge its exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  Dakota Ethanol does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the December 31, 2004 and 2003 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

On the date the derivative instrument is entered into, Dakota Ethanol will designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Dakota Ethanol is exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. Dakota Ethanol has no exposure to foreign currency risk as all of its business is conducted in U.S. Dollars. Dakota Ethanol uses derivative financial instruments as part of an overall strategy to manage market risk. It uses forward, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. It does not enter into these derivative financial instruments for trading or speculative purposes, nor does it designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Risk

Dakota Ethanol produces ethanol and its co-product, distiller’s grain, from corn, and as such is sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. Dakota Ethanol also uses natural gas in the ethanol and distiller’s grains production process, and as such is sensitive to changes in the price of natural gas.  The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st – November 7th) and withdrawal (November 14th – March 31st) seasons.

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

Gains and losses on futures and options contracts used as economic hedges of corn inventory, as well as on forward cash corn and basis contracts, are recognized as a component of cost of revenues for financial reporting on a monthly basis using month-end settlement prices for corn futures on the Chicago Board of Trade.  Corn inventories are marked to fair value using market based prices so that gains or losses on the derivative contracts, as well as forward cash corn and basis contracts, are offset by gains or losses on inventories during the same accounting period.

Gains and losses on futures and options contracts used as economic hedges of natural gas, as well as basis contracts, are recognized as a component of cost of revenues for financial reporting on a monthly basis using month-end settlement prices for natural gas futures on the New York Mercantile Exchange.  The natural gas inventories hedged with these derivatives or basis contracts are valued at the spot price of natural gas, plus or minus the gain or loss on the futures or options positions relative to the month-end settlement price on the New York Mercantile Exchange.

A sensitivity analysis has been prepared to estimate Dakota Ethanol’s exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contract position and open futures and option positions as of December 31, 2004 and December 31, 2003 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
December 31, 2004	$4,139,826	$413,983
December 31, 2003	$7,814,700	$781,470

Interest Rate Risk

Dakota Ethanol’s interest rate risk exposure pertains primarily to its long-term, variable rate debt. Specifically, Dakota Ethanol has $1.3 million outstanding in variable rate, long-term debt as of December 31, 2004.  The interest rate on the variable rate, long-term debt is .50% over the base rate set by First National Bank of Omaha, which was 5.5% as of  December 31, 2004.  Dakota Ethanol manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt.  Until July 29, 2005, Dakota Ethanol has the option to fix a substantial portion of the variable rate debt to 2.5% over the rate published by the Federal Home Loan Bank of Topeka, Kansas.

Item 8.  Financial Statements.

Reference is made to the “Index to Financial Statements” of Lake Area Corn Processors, LLC located at page F-1 of this report, and financial statements for the year ended December 31, 2004, 2003 and 2002 referenced therein, which are hereby incorporated by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Compliance with Section 16(a) of the Exchange Act

Information regarding untimely filings pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated in this Form 10-K by reference from our definitive Proxy Statement for the Annual Meeting of Members to be held in 2005, a copy of which will be filed with the Commission not later than 120 days after December 31, 2004.

Code of Ethics

Information regarding a code of ethics is incorporated in this Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Members to be held in 2005, a copy of which will be filed with the Commission not later than 120 days after December 31, 2004.

Directors

Information regarding our board of managers is incorporated in this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of Members to be held in 2005, a copy of which will be filed with the Commission not later than 120 days after December 31, 2004.

Executive officers

Information required by this item regarding the business experience of our executive is incorporated in this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of Members to be held in 2005, a copy of which will be filed with the Commission not later than 120 days after December 31, 2004.

Item 11.  Executive Compensation.

Information required by this item is incorporated by reference in this Form 10-K from our definitive Proxy Statement for the Annual Meeting of Members, to be filed with the Commission not later than 120 days after December 31, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information required by this item is incorporated by reference in this Form 10-K from our definitive Proxy Statement for the Annual Meeting of Members, to be filed with the Commission not later than 120 days after December 31, 2004.

Item 13.  Certain Relationships and Related Transactions.

Information required by this item is incorporated by reference in this Form 10-K from our definitive Proxy Statement for the Annual Meeting of Members, to be filed with the Commission not later than 120 days after December 31, 2004.

Item 14.  Principal Accounting Fees and Services.

Information required by this item is incorporated by reference in this Form 10-K from our definitive Proxy Statement for the Annual Meeting of Members, to be filed with the Commission not later than 120 days after December 31, 2004.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)        The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)                                  Financial Statements – Reference is made to the “Index to Financial Statements” of Lake Area Corn Processors, LLC located at page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2004 included herein.

(2)                                  All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto

(3)                                  The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.

(b)         See Item 15(a)(3)

(c)   —

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date: March 31, 2005	/s/ Douglas Van Duyn
Douglas Van Duyn, Chief Executive Officer

Date: March 31, 2005	/s/ Brian Woldt
Brian Woldt, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2005	/s/ Douglas Van Duyn
Douglas Van Duyn, Chief Executive Officer, Manager (Principal Executive Officer)

Date: March 31, 2005	/s/ Brian Woldt
Brian Woldt, Chief Financial Officer, Manager (Principal Financial and Accounting Officer)

Date: March 31, 2005	/s/ Ron Alverson
Ronald C. Alverson, Manager

Date: March 31, 2005	/s/ Todd Brown
Todd M. Brown, Manager

Date: March 31, 2005	/s/ Dale Schut
Dale I. Schut, Manager

Date: March 31, 2005	/s/ Dale Thompson
Dale L. Thompson, Manager

Date: March 31, 2005	/s/ Greg Van Zanten
Gregory Van Zanten, Manager

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
2.1	Plan of Reorganization		Appendix A to the Issuer’s Prospectus filed with the Commission on July 19, 2002

3.1	Articles of Organization		Appendix B to the Issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on July 19, 2002

3.2	Articles of Amendment to Articles of Organization		Exhibit 3.1(ii) to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2003

3.3	Operating Agreement, as adopted on September 1, 2002		Exhibit 3.1(ii) to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2003.

3.4	Amendment and Addendum to Operating Agreement, dated June 25, 2003		Exhibit 3.1(iii) to the Issuer’s Form 10-QSB filed with the Commission on August 14, 2003.

3.5	Amended and Restated Operating Agreement, dated August 27, 2003		Exhibit 3.2 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2003.

3.6	Amended and Restated Operating Agreement, dated February 17, 2005	x

4.1	Form of Class A Capital Unit Certificate		Exhibit 4.1 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001. .

10.1	DDGS Marketing Agreement with Dakota Commodities (a/k/a Dakota Gold Marketing), dated June 7, 2001		Exhibit 10.1 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001.

10.2	Ethanol Marketing and Services Agreement with Ethanol Products, LLC, dated October 7, 1999 and First Amendment to Ethanol and Marketing Service Agreement, dated June 7, 2001		Exhibit 10.2 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001.

10.4	Management Agreement with Broin Management, LLC, dated October 7, 1999		Exhibit 10.4 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001.

10.5	Corn Price Risk Management Agreement with Broin Management, LLC, dated December 17, 1999		Exhibit 10.5 to the Issuer’s Form S-4 Filed with the Commission on August 2, 2001.

10.6	Licensing Agreement with Broin and Associates, Inc., dated October 7, 1999		Exhibit 10.6 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001.

10.7	Construction Loan Agreement with First National Bank of Omaha, dated September 25, 2000		Exhibit 10.7 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001.

10.8	Construction Note payable to First National Bank of Omaha, dated September 25, 2000		Exhibit 10.8 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001.

10.9	Water Purchase Agreement with Big Sioux Community Water Systems, Inc., dated June 2, 2000		Exhibit 10.9 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001.

10.10	U. S. Energy Service Agreements, dated April 1, 1999 and March 9, 2001		Exhibit 10.11 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001.

10.11	Railcar Lease Agreement with Chicago Freight Car Leasing Co., dated June 6, 2001		Exhibit 10.12 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001.

10.12	Gas Management Agreement with Northwestern Energy, dated August 2000		Exhibit 10.13 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001.

10.13	Service Request Form with Northwestern Energy, dated August 2000		Exhibit 10.14 to the Issuer’s Form S-4 filed with the Commission on August 2, 2001.

10.14	First Amendment to Construction Loan Agreement with First National Bank of Omaha, dated July 29, 2002		Exhibit 10.15 to the Issuer’s Form 10-QSB filed with the Commission on August 22, 2002.

10.15	Railcar Lease Agreement with Trinity Industries Leasing Company, dated July 5, 2002		Exhibit 10.16 to the Issuer’s Form 10-KSB filed with the Commission on March 25, 2003.

10.17	Second Amendment to Construction Loan Agreement with First National Bank of Omaha, dated November 1, 2002		Exhibit 10.17 to the Issuer’s Form 10-KSB filed with the Commission on March 25, 2003.

10.18	Memorandum of Understanding with Dakota Commodities, dated April 1, 2003		Exhibit 10.18 to the Issuer’s Form 10-QSB filed with the Commission on May 15, 2003.

10.19	Debt Service Guarantee		Exhibit 10.1 to the Issuer’s Form 10-QSB filed with the Commission on November 14, 2003.

10.20	Natural Gas Supply and Transportation Agreements dated October 23, 2003		Exhibit 10.20 to the Issuer’s Form 10-KSB filed with the Commission on March 30, 2004.

10.21	Third Amendment to Construction Loan Agreement and Promissory Note, dated April 23, 2004		Exhibit 10.1 to the Issuer’s Form 10-Q filed with the Commission on May 17, 2004.

31.1	Rule 13a-14/15d-14(a) Certifications	☒

31.2	Rule 13a-14/15d-14(a) Certifications	☒

32.1	Section 1350 Certification	☒

32.2	Section 1350 Certification	☒

LAKE AREA CORN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee

Lake Area Corn Processors, LLC

Wentworth, South Dakota

We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC as of December 31, 2004 and 2003, and the related consolidated statements of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Area Corn Processors, LLC as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota

January 20, 2005, except for Note 12, for which the date is March 7, 2005

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003	2004
			Pro forma (Unaudited) See Note 12
ASSETS

CURRENT ASSETS
Cash	$2,207,504	$96,816	$64,591
Receivables
Ethanol - related party	4,037,263	3,738,063	4,037,263
Distiller’s grains	501,501	468,301	501,501
Incentives	244,867	166,667	244,867
Other	—	287,557	—
Inventory
Raw materials	613,521	1,890,282	613,521
Finished goods	940,132	568,527	940,132
Parts inventory	611,736	461,816	611,736
Work in process	358,489	508,742	358,489
Investment in commodity contracts	749,832	728,550	749,832
Prepaid expenses	89,022	97,276	89,022

Total current assets	10,353,867	9,012,597	8,210,954

PROPERTY AND EQUIPMENT
Land	106,394	106,394	106,394
Land improvements	2,280,805	2,238,975	2,280,805
Buildings	7,439,179	7,254,757	7,439,179
Equipment	31,539,548	31,276,838	31,539,548
Construction in progress	580,853	—	580,853
	41,946,779	40,876,964	41,946,779
Less accumulated depreciation	(7,083,923)	(4,888,200)	(7,083,923)

Net property and equipment	34,862,856	35,988,764	34,862,856

OTHER ASSETS
Guarantee premium	455,762	564,197	455,762
Other	392,955	432,497	392,955

Total other assets	848,717	996,694	848,717

	$46,065,440	$45,998,055	$43,922,527

See Notes to Consolidated Financial Statements

	2004	2003	2004
			Pro forma
			(Unaudited)
			See Note 12
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$—	$812,144	$—
Accounts payable	4,545,911	4,584,254	4,545,911
Accounts payable - related party	299,384	289,312	299,384
Accounts payable - construction - related party	270,028	95,520	270,028
Distributions payable	2,073,400	—	—
Distributions payable - minority interest	280,000	—	—
Accrued liabilities	301,935	289,669	301,935
Current portion of guarantee payable	62,692	62,195	62,692
Current portion of notes payable	2,666,308	2,995,344	2,666,308

Total current liabilities	10,499,658	9,128,438	8,146,258

LONG-TERM LIABILITIES
Guarantee payable	448,429	511,120	448,429
Notes payable	9,434,350	12,171,159	13,010,213

Total long-term liabilities	9,882,779	12,682,279	13,458,642

MINORITY INTEREST	3,055,597	2,863,277	2,652,221

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400	96,400
Retained earnings	7,721,006	6,417,661	4,759,006

Total members’ equity	22,627,406	21,324,061	19,665,406

	$46,065,440	$45,998,055	$43,922,527

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
REVENUES
Sales - related party	$71,648,488	$56,450,057	$49,872,450
Sales	11,769,124	11,427,190	9,457,226
Incentive income	1,014,874	1,513,935	6,313,993
Total revenues	84,432,486	69,391,182	65,643,669

COST OF REVENUES	71,736,360	60,198,865	51,857,757

GROSS PROFIT	12,696,126	9,192,317	13,785,912

EXPENSES
General and administrative	3,058,024	2,620,736	3,225,991

INCOME FROM OPERATIONS	9,638,102	6,571,581	10,559,921

OTHER INCOME (EXPENSE)
Interest and other income	223,548	147,629	176,905
Interest expense	(1,300,647)	(1,461,763)	(1,983,869)
Total other income (expense)	(1,077,099)	(1,314,134)	(1,806,964)

NET INCOME BEFORE INCOME TAXES	8,561,003	5,257,447	8,752,957

BENEFIT FROM INCOME TAXES	—	—	49,953

NET INCOME BEFORE MINORITY INTEREST	8,561,003	5,257,447	8,802,910

MINORITY INTEREST IN SUBSIDIARY	(1,037,458)	(641,767)	(1,098,023)

NET INCOME	$7,523,545	$4,615,680	$7,704,887

BASIC AND DILUTED EARNINGS PER UNIT	$0.25	$0.16	$0.26

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

			Additional
	Capital Units		Paid-In	Retained
	Units	Amount	Capital	Earnings	Total
BALANCE, DECEMBER 31, 2001	29,620,000	$14,810,000	$95,800	$5,797,000	$20,702,800
Additional paid-in capital received	—	—	600	—	600
Net income	—	—	—	7,704,887	7,704,887
Distributions paid ($.28 per capital unit)	—	—	—	(8,145,506)	(8,145,506)

BALANCE, DECEMBER 31, 2002	29,620,000	14,810,000	96,400	5,356,381	20,262,781
Net income	—	—	—	4,615,680	4,615,680
Distributions paid ($.12 per capital unit)	—	—	—	(3,554,400)	(3,554,400)

BALANCE, DECEMBER 31, 2003	29,620,000	14,810,000	96,400	6,417,661	21,324,061
Net income	—	—	—	7,523,545	7,523,545
Distributions paid ($.14 per capital unit)	—	—	—	(4,146,800)	(4,146,800)
Distributions payable ($.07 per capital unit)	—	—	—	(2,073,400)	(2,073,400)

BALANCE, DECEMBER 31, 2004	29,620,000	$14,810,000	$96,400	$7,721,006	$22,627,406

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
OPERATING ACTIVITIES
Net income	$7,523,545	$4,615,680	$7,704,887
Changes to income not affecting cash
Depreciation	2,195,723	2,164,551	2,064,007
Amortization	159,715	84,342	73,313
Minority interest in subsidiary	1,037,458	641,767	1,098,023
Other	(214,428)	(124,310)	(86,014)
(Increase) decrease in
Receivables	(123,044)	(2,834)	2,640,838
Inventory	905,491	(645,267)	(52,438)
Prepaid expenses	8,255	(58,861)	111,224
Investment in commodity contracts	(21,282)	(292,207)	(311,828)
Increase (decrease) in
Accounts payable	(33,123)	753,689	368,607
Accrued liabilities	(49,927)	(49,671)	(413,366)

NET CASH FROM OPERATING ACTIVITIES	11,388,383	7,086,879	13,197,253

INVESTING ACTIVITIES
Change in other assets	202,690	95,906	98,628
Purchase of property and equipment	(890,456)	(326,194)	(1,931,701)

NET CASH USED FOR INVESTING ACTIVITIES	(687,766)	(230,288)	(1,833,073)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	(812,144)	236,343	575,802
Principal payments on notes payable	(3,065,845)	(2,936,067)	(8,580,040)
Financing costs paid	—	—	(96,236)
Additional paid-in capital received	—	—	600
Distributions paid to minority members	(565,140)	(505,651)	(1,198,425)
Distributions paid to LACP members	(4,146,800)	(3,554,400)	(8,145,506)

NET CASH USED FOR FINANCING ACTIVITIES	(8,589,929)	(6,759,775)	(17,443,805)

NET INCREASE (DECREASE) IN CASH	2,110,688	96,816	(6,079,625)

CASH AT BEGINNING OF PERIOD	96,816	—	6,079,625

CASH AT END OF PERIOD	$2,207,504	$96,816	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for Interest, net of capitalized interest	$1,300,647	$1,461,763	$2,625,192

Income taxes refunded	$—	$—	$49,953

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 1 -       NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC (formerly Lake Area Corn Processors Cooperative, or the “Cooperative”) is a South Dakota limited liability company located in Wentworth, South Dakota. Lake Area Corn Processors, LLC (the Company) was organized by investors to provide a portion of the corn supply for a 40 million-gallon (annual capacity) ethanol plant, owned by Dakota Ethanol, LLC (Dakota Ethanol). On September 4, 2001, the ethanol plant commenced its principal operations. The Company sells ethanol and related products to customers located in North America.

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

As a result of the exchange, the Cooperative was dissolved, with Lake Area Ethanol, LLC’s capital units distributed to the stockholders of the Cooperative at a rate of one Lake Area Ethanol, LLC capital unit for each share of equity stock and all voting stock of the Cooperative surrendered and retired. In connection with the reorganization, the LLC changed its name to Lake Area Corn Processors, LLC. A minimum of 5,000 capital units is required for ownership of the LLC. Such units are subject to certain transfer restrictions, including approval by the Board of Managers of the LLC. The LLC also retains the right to redeem the units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 5,000 units, if a member breaches their corn delivery agreement or becomes a bankrupt member. The Operating Agreement of the LLC also includes provisions whereby cash flow in excess of $200,000 will be distributed to unit holders, subject to limitations imposed by a super majority vote of the Board of Managers or restrictions imposed by loan covenants.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its 88 percent owned subsidiary, Dakota Ethanol. All significant inter-company transactions and balances have been eliminated in consolidation.

As a result of the reorganization mentioned above, the financial statements have been restated to reflect the comparative basis of the Company as a limited liability company versus the Cooperative.

Pro Forma Information (Unaudited)

Balance sheet information labeled as pro forma has been presented to reflect adjustments for subsequently approved and paid distributions as if the distributions were paid as of December 31, 2004.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

Receivables and Credit Policies

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within fifteen days from the invoice date. Unpaid trade receivables with invoice dates over thirty days old bear interest at 1.5 percent per month.

Trade receivables are stated at the amount billed to the customer.

Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

We have recorded an increase to cost of revenues of $4,069,718, $25,192 and $636,421 related to our derivative contracts for the years ended December 31, 2004, 2003 and 2002.

Guarantee Premium

Guarantee premium is amortized over the term of the related guarantee using the interest method of amortization.

Minority Interest

Amounts recorded as minority interest on the balance sheet relate to the investment by Broin family members (hereinafter referred to as the minority members) in Dakota Ethanol, plus or minus any allocation of minority income or loss of Dakota Ethanol. Earnings and losses of Dakota Ethanol are allocated to the members in proportion to the member’s capital accounts.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

Additional Paid-In Capital

Upon conversion of the Cooperative to the LLC, amounts previously recorded as voting stock were transferred to additional paid-in capital, as the voting rights of the Company are included in the membership units.

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator.

On November 1, 2002, the Company effected a 4 for 1 capital unit split. To effect this split, 22,215,000 additional capital units were authorized and issued.

Income Taxes

On August 20, 2002, the members approved a plan of reorganization to convert the Cooperative’s structure from an exempt cooperative organization to a limited liability company effective August 31, 2002. The Cooperative’s board approved allocating the tax gain related to the reorganization to the members. No income taxes were paid by the Company as a result of the reorganization.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

The Company is taxed as a limited liability company under the Internal Revenue Code. The income of the Company flows through to the members to be taxed at the individual level rather than the corporate level. Accordingly, the Company has no tax liability.

The subsidiary company, Dakota Ethanol, is organized as a limited liability company under state law. Dakota Ethanol has elected to be taxed as a partnership, and income and expense pass through to the Company and the minority owner.

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

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The statement requires such costs to be recognized as current-period charges. The statement also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Management does not expect the adoption of the above pronouncement will have a material impact on the Company.

Reclassification

Amounts in the 2003 and 2002 Statement of Operations have been reclassified to conform with the 2004 presentation. There was no change to the 2003 and 2002 net income as a result of the reclassification.

NOTE 3 -       SHORT-TERM NOTE PAYABLE

On April 23, 2004, Dakota Ethanol received a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000. The note expires on April 22, 2005 and the amount available is subject to certain financial ratios. Interest on the outstanding principal balances will accrue at 50 basis points above the bank’s base rate (5.50 percent at December 31, 2004). There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability. The note is collateralized by the ethanol plant, its accounts receivable and inventories. On December 31, 2004, Dakota Ethanol had the ability to draw upon the entire $3,000,000 available balance from the revolving promissory note.

NOTE 4 -       LONG-TERM NOTES PAYABLE

Dakota Ethanol originally had a $26,600,000 note payable to First National Bank of Omaha, Nebraska (the Bank) for the construction and permanent financing of the plant (Term Note 1). On July 29, 2002, Dakota Ethanol amended the construction loan agreement to create two term notes from its original Term Note 1, creating Term Notes 2 and 3, and converted Term Note 3 into Term Notes 4 and 5 on November 1, 2002.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. Dakota Ethanol is in compliance with the covenants as of December 31, 2004. The note also includes terms whereby 10 percent of Dakota Ethanol’s excess cash flow is payable annually to reduce the principal balance on the note, with no more than 80 percent of excess cash flow available for distribution to Dakota Ethanol’s members without prior approval of the bank. The note is collateralized by the ethanol plant, which had a net book value of approximately $35,000,000 on December 31, 2004. The note is subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.

The balance of Term Note 2 is due and payable in quarterly installments of $581,690 commencing October 1, 2002, through September 1, 2011. Interest on outstanding principal balances will accrue at a rate of 9 percent. The other terms and conditions of Term Note 1 remain in effect.

Except as set forth below, the original terms and conditions of Term Note 1 apply to Term Notes 4 and 5.

The balance of Term Note 4 is due and payable in quarterly installments of $329,777 commencing January 1, 2003, through September 1, 2011. The installment will first be applied to the accrued interest on Term Note 5, and the remainder will be applied to accrued interest and principal of Term Note 4. Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate (5.50 percent at December 31, 2004). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.

The balance of Term Note 5 is due and payable in quarterly installments of interest only commencing January 1, 2003, through September 1, 2011. Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate (5.50 percent at December 31, 2004). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect to utilize this feature, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed. On December 31, 2004, 2003 and 2002, Dakota Ethanol had the ability to draw upon the entire $5,000,000 available balance from Term Note 5.

Dakota Ethanol also incurred a note payable related to the extension of utility lines to the plant. The loan is payable over ten years, beginning on October 1, 2001, with an effective interest rate of approximately 9 percent and a final maturity of September 1, 2011. Dakota Ethanol paid off the note in full during December 2004.

The balance of the notes payable as of December 31, 2004 and 2003 is as follows:

	2004	2003

Note payable to First National Bank, Omaha
Term Note 2	$10,752,883	$12,351,455
Term Note 4	1,347,775	2,742,347
Term Note 5	—	—
Utility line extension note	—	72,701
	12,100,658	15,166,503

Less current portion	(2,666,308)	(2,995,344)

	$9,434,350	$12,171,159

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Minimum principal payments for the next five years are as follows:

Years Ending December 31,	Amount
2005	$2,666,308
2006	1,601,788
2007	1,668,567
2008	1,824,464
2009	1,998,379

Interest capitalized totaled $0, $0 and $43,059 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 5 -       TAX INCREMENT FINANCING

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

NOTE 6 -       EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees’ contributed earnings. Employer contributions to the plan totaled approximately $19,000, $9,000 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 7 -       INCOME TAXES

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Income tax expense (benefit) related to activities of the cooperative before the reorganization consists of the following:

	2004	2003	2002

Income tax benefit calculated based on non-patronage source net income (loss)	$—	$—	$(49,953)

The reconciliation of income tax expense at statutory tax rates on non-patronage income (loss) to income taxes recognized above is as follows:

	2004	2003	2002

Income tax expense (benefit) at statutory rates	$—	$—	$(49,953)
Tax effect of non-deductible patronage source expenses	—	—	—

Income tax expense (benefit)	$—	$—	$(49,953)

Upon reorganization from a cooperative to a limited liability company, the Board of Directors of the Cooperative elected to pass through to its members the tax gain related to the reorganization.

The difference between the financial statement basis and tax basis of assets is as follows:

	2004	2003
Financial statement basis of assets	$46,065,440	$45,998,055
Less tax over book depreciation	(10,553,100)	(7,763,929)
Organization and start-up costs capitalized - net	236,723	378,877
TIF guarantee	(455,762)	(564,197)
Other book and tax differences	(283,559)	127,810
Tax basis of assets	$35,009,742	$38,176,616

	2004	2003
Financial statement basis of liabilities	$46,065,440	$45,998,055
TIF guarantee payable	(511,121)	(573,316)
Other book and tax differences	(47,908)	(38,496)
Tax basis of liabilities	$45,506,411	$45,386,243

NOTE 8 -       FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes the carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations of $12,611,780 had a fair value of approximately $12,900,000 based on estimated interest rates for comparable debt.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

The Company believes the carrying amount of the short-term note payable approximates fair value due to the short maturity of the instrument.

The Company believes the fair value of agreements for the purchase of utilities approximates the carrying value based on the variable terms of the agreements that follow local market rates.

NOTE 9 -       COMMITMENTS, CONTINGENCIES AND AGREEMENTS

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

Expenses related to the agreement for the purchase of electricity and natural gas were $12,168,447, $11,303,754 and $7,682,224 for the years ended December 31, 2004, 2003 and 2002, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2005	$290,400
2006	303,600
2007	303,600
2008	308,400
2009	308,400
2010 - 2011	514,000
$2,028,400

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. The USDA has set the annual maximum not to exceed $7,500,000 for each eligible producer during program years 2004, 2003 and 2002. Due to funding constraints, the USDA has set the annual maximum not to exceed $5,000,000 for each eligible producer during the 2005 program year. The incentive is calculated on the USDA fiscal year of October 1 to September 30. Revenue of $78,200, $270,007, $1,000,349 and $7,500,000 has been earned for the USDA program years ended September 30, 2005, 2004, 2003 and 2002, respectively. Incentive revenue of $348,207, $535,879 and $5,247,269 was recorded for the years ended December 31, 2004, 2003 and 2002, respectively.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. The State of South Dakota has set a maximum of up to $1,000,000 per year for this program per qualifying producer. Dakota Ethanol earned $583,334, $666,667, $1,000,000 and $1,000,000 for the State of South Dakota program years ended June 30, 2005, 2004, 2003 and 2002, respectively. Incentive revenue of $666,667, $978,057 and $1,066,724 was recorded for the years ended December 31, 2004, 2003 and 2002, respectively.

The following commitments, contingencies and agreements are with related parties.

Each capital unit holder has entered into a corn delivery agreement with the Company. For each unit owned, one-fourth bushel of corn is required to be delivered annually. The price paid for the corn is the average corn price for the applicable four-month period (trimester) based on several local grain elevators’ cash corn price. The delivery agreements commence at the discretion of the Company to coincide with the completion and operation of the plant. Members can opt out of delivery if they meet certain criteria and are approved by the Board of Managers. Based on the number of units outstanding, 4,070,000 bushels of corn will be delivered annually by the unit holders. This represents approximately 27 percent of the corn required for the operation of the plant at its 40,000,000 gallon capacity. Purchases of corn from corn delivery agreements and cash contracts from the Company’s stockholders totaled approximately $10,620,000, $11,960,000 and $13,845,000 for the years ended December 31, 2004, 2003 and 2002, respectively, of which $442,000, $997,000 and $1,046,000 was recorded as a liability at December 31, 2004, 2003 and 2002, respectively.

The Company and the minority members of Dakota Ethanol, or parties related to the minority members through common ownership, have entered into the following agreements:

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

Distiller’s Grains Marketing Contract – Dakota Ethanol has an agreement with Dakota Gold Marketing (formerly known as Dakota Commodities) for the marketing of all distiller’s grains produced by the plant. The agreement provides for an agency relationship in that Dakota Gold Marketing does not take title to the distiller’s grains, but acts as a broker on behalf of Dakota Ethanol. The agreement expires on September 4, 2006, and is automatically renewed for successive five-year terms unless terminated three months prior to expiration.

Management Agreement – Dakota Ethanol has an agreement with Broin Management, LLC for the management and operation of the ethanol plant. In exchange for the services, Broin Management receives an annual fee plus an incentive bonus of 5 percent of net income. The annual fee is adjusted each year for changes in the consumer price index. The management agreement includes the salary and benefits of the plant general manager and plant technical manager and certain other services related to operation of the ethanol plant. The agreement expires January 1, 2006, and is renewable for successive five-year terms unless terminated ninety days prior to expiration of the agreement.

Corn Price Risk Management Agreement – Dakota Ethanol has an agreement with Broin Management, LLC for the hedge and price risk management related to corn requirements of the plant. The agreement expires on August 1, 2005, and is renewable for successive one-year terms unless terminated thirty days prior to expiration.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Information Technology Management – Dakota Ethanol has an agreement with Broin and Associates, Inc., for information technology and systems management. The agreement expires on September 11, 2005, and is automatically renewed for successive two-year terms unless terminated sixty days prior to expiration.

Dakota Ethanol has an agreement with Broin and Associates, Inc., for the purchase of certain software and data management services. The annual fee for the management service is adjusted each year for changes in the consumer price index. The agreement expires on December 15, 2006, and is automatically renewed for successive two-year terms unless terminated sixty days prior to expiration.

Construction Contract – Dakota Ethanol has an agreement with Broin and Associates, Inc., for the design and construction of process equipment and environmental control equipment. The total value of the project is approximately $740,000. The project began in November of 2004 and will be completed in 2005.

Revenues and expenses related to the above agreements with related parties are as follows:

	Years Ended December 31,
	2004	2003	2002
Ethanol sales	$71,648,488	$56,450,057	$49,872,450
Management fees expense	903,884	751,686	922,296
Marketing fees expense - all products	691,076	651,485	605,607

Minimum payments on the above agreements with related parties for the initial term of the agreements are as follows:

Years Ending December 31,	Amount

2005	$591,817
2006	212,888

$804,705

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

NOTE 10 -     RELATED PARTY TRANSACTIONS

The Company and the minority members are the members of Dakota Ethanol, LLC. The Company invested $14,810,000 and the minority members invested $2,000,000 in Dakota Ethanol for their respective ownership interests of approximately 88 percent and 12 percent. In accordance with the operating agreement of Dakota Ethanol, the minority members has the right to elect two of seven members of the Board of Managers of Dakota Ethanol.

Purchases of supplies and chemicals from related parties totaled approximately $145,000, $92,000 and $120,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

The Company has an agreement with Dakota Gold Marketing for the use of rail cars to transport distiller’s grains. The agreement provides a flat rate per car, per shipment. Fees under the rail car agreement were approximately $218,000, $46,000 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

Amounts owed to Broin & Associates, Inc. related to the construction contracts as of December 31, 2004, 2003 and 2002 were $270,028, $95,520 and $63,708, respectively.

Amounts owed to Broin Management, LLC related to the management agreement as of December 31, 2004, 2003 and 2002, were $228,703, $228,620 and $27,679, respectively.

Additional agreements with related parties are included in Note 9.

NOTE 11 -     TIF BOND GUARANTEE

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

The maximum amount of estimated future payments on the taxable bond debt service is $2,131,036. The carrying amount of the guarantee liability on Dakota Ethanol’s balance sheet is $511,120, which represents the estimated shortfall between the taxable bond amount and the amount of taxes estimated to be collected on Dakota Ethanol’s property.

Estimated maturities of the guarantee for the next five years are as follows:

Years Ending December 31,	Amount

2005	$62,692
2006	62,617
2007	62,536
2008	62,319
2009	60,678

Dakota Ethanol has no recourse from third parties or collateral held by third parties related to the guarantee.

Management has applied the guidance from Financial Accounting Standards Board Interpretation No. 45, (FIN 45) related to accounting for guarantee obligations. Management has determined the probability weighted present value of the estimated cash flows related to the guarantee obligation and recorded a liability and related asset of $511,120.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Estimated amortization of the guarantee premium for the next five years is as follows:

Years Ending December 31,	Amount

2005	$96,556
2006	84,592
2007	72,641
2008	60,710
2009	53,623

NOTE 12 -     SUBSEQUENT EVENTS

During February 2005, Dakota Ethanol distributed $3,390,377 of cash to its members. The Company received approximately $2,987,000 and the minority members received approximately $403,000. In conjunction with this distribution, the Company declared and paid a distribution to its members of $2,962,000, or $.10 per capital unit, with a distribution date of February 23, 2005. A pro forma balance sheet has been included in the accompanying financial statements to reflect the effects of the February 2005 distribution and the December 2004 distribution payable as if they had been paid on December 31, 2004. Adjustments applied to the historical December 31, 2004 financial statements include a reduction of cash, distributions payable, minority interest and retained earnings, and an increase in long-term notes payable.

During March 2005, First National Bank granted Dakota Ethanol a waiver of the excess cash flow recapture covenant effective for fiscal year 2004 and thereafter. The effects of the waiver have been applied to the historical December 31, 2004 financial statements.

NOTE 13 -     QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2004
Total revenues	$18,915,005	$21,591,665	$21,068,181	$22,857,635
Gross profit (loss)	5,047,916	(969,415)	1,322,758	7,294,867
Income (loss) from operations	4,138,269	(1,528,232)	679,065	6,349,000
Net income (loss)	3,404,201	(1,605,629)	368,859	5,356,114
Basic and diluted earnings (loss) per unit	0.11	(0.05)	0.01	0.18

Year ended December 31, 2003
Total revenues	$18,152,120	$15,542,147	$16,842,638	$18,854,277
Gross profit (loss)	2,916,261	614,167	1,765,187	3,896,702
Income (loss) from operations	2,198,372	(34,537)	1,104,088	3,303,658
Net income (loss)	1,614,686	(334,342)	670,988	2,664,348
Basic and diluted earnings (loss) per unit	0.05	(0.01)	0.02	0.10

Year ended December 31, 2002
Total revenues	$17,765,538	$16,335,268	$14,852,421	$16,690,442
Gross profit (loss)	6,190,640	4,547,088	1,695,163	1,353,021
Income (loss) from operations	5,299,534	3,583,531	1,029,807	647,049
Net income (loss)	4,171,994	2,716,274	577,073	239,546
Basic and diluted earnings (loss) per unit	0.14	0.09	0.02	0.01

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for the fair presentation of the selected data for these interim periods presented have been included.