Form 10-Q
period 2005-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2005-05-16
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NO. 0-50254

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 2, 2005, the issuer had 29,620,000 Class A capital units outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAKE AREA CORN PROCESSORS, LLC

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,	March 31,
	2005	2004 *	2005
			(proforma)
ASSETS

CURRENT ASSETS
Cash	$6,272	$2,207,504	$123,272
Receivables
Ethanol - related party	5,071,372	4,037,263	5,071,372
Distiller’s grains	574,141	501,501	574,141
Incentives	62,233	244,867	62,233
Inventory
Raw materials	641,213	613,521	641,213
Finished goods	692,104	940,132	692,104
Parts inventory	698,810	611,736	698,810
Work in process	501,314	358,489	501,314
Investment in commodity contracts	772,182	749,832	772,182
Prepaid expenses	267,541	89,022	267,541
Total current assets	9,287,182	10,353,867	9,404,182

PROPERTY AND EQUIPMENT
Land	106,394	106,394	106,394
Land improvements	2,280,805	2,280,805	2,280,805
Buildings	7,439,179	7,439,179	7,439,179
Equipment	31,592,551	31,539,548	31,592,551
Construction in progress	746,289	580,853	746,289
	42,165,218	41,946,779	42,165,218
Less accumulated depreciation	(7,638,429)	(7,083,923)	(7,638,429)
Net property and equipment	34,526,789	34,862,856	34,526,789

OTHER ASSETS
Guarantee premium	431,623	455,762	431,623
Other	348,000	392,955	348,000
Total other assets	779,623	848,717	779,623

	$44,593,594	$46,065,440	$44,710,594

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,	March 31,
	2005	2004 *	2005
			(proforma)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$556,348	$—	$556,348
Accounts payable	2,993,507	4,545,911	2,993,507
Accounts payable - related party	378,589	299,384	378,589
Accounts payable - construction - related party	—	270,028	—
Distributions payable	—	2,073,400	—
Distributions payable - minority interest	—	280,000	—
Accrued liabilities	213,635	301,935	213,635
Revolving promissory note	1,213,000	—	1,213,000
Current portion of guarantee payable	62,692	62,692	62,692
Current portion of notes payable	2,464,106	2,666,308	2,464,106
Total current liabilities	7,881,877	10,499,658	7,881,877

LONG-TERM LIABILITIES
Guarantee payable	459,626	448,429	459,626
Notes payable	8,986,357	9,434,350	11,136,357
Total long-term liabilities	9,445,983	9,882,779	11,595,983

MINORITY INTEREST	3,248,380	3,055,597	2,992,580

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000	14,810,000
Additional paid in capital	96,400	96,400	96,400
Retained earnings	9,110,954	7,721,006	7,333,754
Total members’ equity	24,017,354	22,627,406	22,240,154

	$44,593,594	$46,065,440	$44,710,594

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004

REVENUES
Sales - related party	$18,610,885	$15,700,113
Sales	2,741,466	3,111,317
Incentive income	171,257	103,575
Total revenues	21,523,608	18,915,005

COST OF REVENUES	15,311,864	13,867,089

GROSS PROFIT	6,211,744	5,047,916

EXPENSES
General and administrative	1,027,294	909,647

INCOME FROM OPERATIONS	5,184,450	4,138,269

OTHER INCOME (EXPENSE)
Interest and other income	41,271	65,264
Interest expense	(277,614)	(330,473)
Total other income (expense)	(236,343)	(265,209)

NET INCOME BEFORE MINORITY INTEREST	4,948,107	3,873,060

MINORITY INTEREST IN SUBSIDIARY	(596,159)	(468,859)

NET INCOME	$4,351,948	$3,404,201

BASIC AND DILUTED EARNINGS PER UNIT	$0.15	$0.11

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.10	$—

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004

OPERATING ACTIVITIES
Net income	$4,351,948	$3,404,201
Changes to income not affecting cash
Depreciation	554,506	545,582
Amortization	35,884	40,563
Minority interest in subsidiary	596,159	468,859
Other	(37,516)	(63,951)
(Increase) decrease in
Receivables	1,152,175	(477,464)
Inventory	(9,563)	(2,709,941)
Prepaid expenses	(178,520)	(135,319)
Investment in commodity contracts	(22,350)	(895,509)
Increase (decrease) in
Accounts payable	(3,544,636)	(1,226,956)
Accrued liabilities	(77,103)	(107,668)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	2,820,984	(1,157,603)

INVESTING ACTIVITIES
Change in other assets	70,725	58,987
Purchase of property and equipment	(493,317)	(181,793)
NET CASH USED FOR INVESTING ACTIVITIES	(422,592)	(122,806)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	556,348	72,956
Notes payable issued	1,213,000	1,814,000
Principal payments on notes payable	(650,195)	(584,543)
Distributions paid to minority member	(683,376)	—
Distributions paid to LACP members	(5,035,400)	—
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(4,599,623)	1,302,413

NET INCREASE (DECREASE) IN CASH	(2,201,231)	22,004

CASH AT BEGINNING OF PERIOD	2,207,503	96,816

CASH AT END OF PERIOD	$6,272	$118,820

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$277,614	$330,473

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005 AND 2004

Note 1 -         NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC is a South Dakota limited liability company located in Wentworth, South Dakota. Lake Area Corn Processors, LLC (the Company) was organized by investors to provide a portion of the corn supply for a 40 million-gallon (annual capacity) ethanol plant, owned by Dakota Ethanol, LLC (Dakota Ethanol). On September 4, 2001, the ethanol plant commenced its principal operations. The Company sells ethanol and related products to customers located in North America.

Note 2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.  The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 88% owned subsidiary, Dakota Ethanol.  All significant inter-company transactions and balances have been eliminated in consolidation.

Pro Forma Information (Unaudited)

Balance sheet information labeled as pro forma has been presented to reflect adjustments for subsequently approved and paid distributions as if the distributions were paid as of March 31, 2005.

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when title transfers to customers, net of allowances for estimated returns. Generally, ethanol and related products are shipped FOB shipping point, based on written contract terms between Dakota Ethanol and it customers.  Collectibility of revenue is reasonably assured based on historical evidence of collectibility between Dakota Ethanol and its customers.  Interest income is recognized as earned.

Cost of Revenues

The primary components of cost of revenues from the production of ethanol and related co-product are corn expense, energy expense (natural gas and electricity), raw materials expense (chemicals and denaturant), shipping costs on sales, and direct labor costs.

Shipping costs incurred by Dakota Ethanol in the sale of ethanol are recorded as a component of revenues and cost of revenues. Shipping costs incurred in the sale of distiller’s grains, however, are deducted from the gross

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005 AND 2004

sales price and are not included in the cost of revenues. Accordingly, revenue is recorded for the sale of distiller’s grains based on the net selling price reported to Dakota Ethanol by the marketer. The amount of shipping costs for the sale of distiller’s grains, which is recorded as a reduction from the gross sales prices and revenues, was $960,024 and $660,555 for the three months ended March 31, 2005 and 2004, respectively.

General and Administrative Expenses

The primary components of general and administrative expenses are management fee expenses, professional fee expenses (legal and audit), and insurance expenses.

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

Dakota Ethanol enters into short-term cash grain, option and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices. All of Dakota Ethanol's derivatives are designated as non-hedge derivatives. Although the contracts are effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

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

We have recorded a decrease to cost of revenues of $22,350 and $51,509 related to our derivative contracts for the three months ended March 31, 2005 and 2004, respectively.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005 AND 2004

the financial liability which could result from such events. Environmental liabilities are recorded when Dakota Ethanol’s liability is probable and the costs can be reasonably estimated.

Note 3 -         REVOLVING PROMISSORY NOTE

On April 23, 2004, Dakota Ethanol received a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on April 22, 2005 and the amount available is subject to certain financial ratios.  Interest on the outstanding principal balances accrues at 50 basis points above the bank’s base rate (6.0 percent at March 31, 2005).  This rate is subject to adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On March 31, 2005, Dakota Ethanol had $1,213,000 outstanding on the revolving promissory note.

Note 4 -         LONG-TERM NOTES PAYABLE

The balance of the notes payable is as follows:

	March 31,	December 31,
	2005	2004 *
	(unaudited)
Note payable to First National Bank of Omaha
Term Note 2	$10,413,296	$10,752,883
Term Note 4	1,037,167	1,347,775
Term Note 5	—	—
	11,450,463	12,100,658

Less current portion	(2,464,106)	(2,666,308)

	$8,986,357	$9,434,350

                * Derived from audited financial statements

The interest rate on outstanding principal balances of term notes 4 and 5 was 6.0 percent at March 31, 2005.

Minimum principal payments for the next five years are as follows:

Twelve Months Ended March 31,	Amount

2006	$2,464,106
2007	1,558,885
2008	1,704,534
2009	1,867,017
2010	2,043,302

Dakota Ethanol had the ability to draw upon the entire $5,000,000 available balance on Term Note 5 at March 31, 2005 and December 31, 2004, respectively.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005 AND 2004

Note 5 -         COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. Incentive revenue of $51,299 and $20,241 was recorded for the three months ended March 31, 2005 and 2004, respectively.  It is uncertain if there is enough funding for the program to fully pay all applications during the year.

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold.  Incentive revenue of $119,958 and $83,333 was recorded for the three months ended March 31, 2005 and 2004, respectively.  Dakota Ethanol earned its final allocation in February 2005 for the program year ended June 30, 2005.  Dakota Ethanol will not receive the annual maximum for the 2005 program year due to budget constraints on the State of South Dakota program.

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

Note 6 -         SUBSEQUENT EVENTS

During April 2005, Dakota Ethanol distributed $2,150,000 of cash to its members.  The Company received approximately $1,894,000, and the minority members received approximately $256,000.  In conjunction with this distribution, the Company declared and paid a distribution to its members of $1,777,200, or $.06 per capital unit, with a distribution date of April 21, 2005.  A pro forma balance sheet has been included in the accompanying financial statements to reflect the effects of the distribution as if the distribution had been paid on March 31, 2005.  Adjustments applied to the historical March 31, 2005 financial statements include a reduction of minority interest, and retained earnings and an increase in cash and long-term notes payable.

During April 2005, Dakota Ethanol renewed the operating line of credit from First National Bank of Omaha in the amount of $3,000,000.  The note expires on April 22, 2006, and is subject to the same terms as the original note.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion along with our financial statements, the notes to our financial statements included elsewhere in this report and our audited financial statements for our most recently completed fiscal year included in our annual report on Form 10-K.   This report contains forward-looking statements, including, but not limited to, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Liquidity and Capital Resources,” involving future events, future business and other conditions, future performance, and expected operations.  These statements are based on management’s beliefs and expectations and on information currently available to management.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  While we believe that these statements are accurate, this business is dependent upon general economic conditions and various conditions specific to this industry and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made.  In particular,

•                    Demand for ethanol is largely driven by federal and state regulations, which are often subject to change. The ethanol industry is also increasingly competitive, with additional plants in operation, under construction and in the planning stages. With additional plants coming on line, the supply of ethanol will increase which, if the demand does not grow accordingly or is unaided by government policies and programs like a Renewable Fuels Standard, could adversely impact the price of ethanol and Dakota Ethanol’s operating results.

•                    Dakota Ethanol’s Title Five Operating Permit from the State of South Department of Environment and Natural Resources is due for renewal on July 19, 2005. While management fully expects the permit to be renewed without controversy, there are no assurances of this result. If the permit is unable to be renewed, and the plant is forced to shutdown temporarily, Dakota Ethanol’s operating results could be adversely affected.

•                    Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect Dakota Ethanol’s operating results.

•                    The ethanol industry and Dakota Ethanol’s business are sensitive to corn and natural gas prices.  When corn and natural gas prices increase, Dakota Ethanol’s operating results may suffer. When corn and natural gas prices fluctuate significantly, Dakota Ethanol’s cost of revenues and operating results may be adversely affected by the use of hedging instruments under the risk management program.

•                    The ethanol industry and Dakota Ethanol’s operating income may be adversely impacted by a decrease in or termination of government subsidies and other forms of financial incentives; a termination of government environmental and tax policies that encourage the production and use of ethanol; or, the prevention or delay of new government policies and programs that encourage the use of ethanol.

•                    The ethanol industry and Dakota Ethanol may be subject to additional regulation, such as environmental restrictions, or regulatory action, which could include fines, penalties, or injunctive relief as a result of any potential excessive emissions, which could increase costs.

•                    Dakota Ethanol is dependent upon Broin Management, LLC to manage the day-to-day activities of the plant and upon Broin-related entities to market the ethanol and distiller’s grains produced at the plant. Dakota Ethanol and Broin Management are currently in the process of negotiating a new management agreement, the existing agreement scheduled to terminate on January 1, 2006. There are no assurances, however, that a new management agreement will be reached with Broin Management. If Broin Management or any of these Broin-related entities cease providing services to Dakota Ethanol, the plant’s operations may be adversely affected.

We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance, or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Overview

 Lake Area Corn Processors, LLC (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and manages an 88% interest in Dakota Ethanol, LLC (also referred to as “Dakota Ethanol”), with several members of the Broin family owning the remaining minority interest.  Dakota Ethanol is engaged in the production of fuel-grade ethanol and distiller’s grains. Corn is supplied to Dakota Ethanol from our members who are primarily local agricultural producers and from purchases of corn on the open market. After processing the corn into ethanol, ethanol is sold to Ethanol Products, LLC, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  The price that Dakota Ethanol receives from the sale of ethanol to Ethanol Products is based upon a price that Ethanol Products sets with its customers. Distiller’s grains are sold through Dakota Gold Marketing, which markets and sells the product to livestock feeders.

Dakota Ethanol’s operating and financial performance is largely driven by the prices at which it sells ethanol and distiller’s grains and the costs related to production. Federal and state government incentive programs, unlike in prior years, are no longer a material source of revenue and income because of the means by which the programs structure, fund, and condition the payments. The price of ethanol is traditionally influenced by factors such as supply and demand, prices of unleaded gasoline, weather, and government policies and programs, although the price of unleaded gasoline has recently become much less of an influence.  The price of distiller’s grains is traditionally influenced by supply and demand and prices of corn and soybean meal and other animal feed protein products. The two largest costs of production are corn and natural gas. The cost of natural gas and corn is impacted by factors such as supply and demand, weather, government policies and programs, and the risk management strategy used to protect against the price volatility of these commodities.

Earnings from the first quarter of 2005 were approximately 28% higher than from the first quarter of 2004, due primarily to strong ethanol prices and sales. The price of ethanol was approximately 12% higher in the first quarter of 2005 than in the first quarter of 2004, primarily due to strong demand for ethanol and higher prices of unleaded gasoline. While the first quarter of 2005 was characterized by the price of ethanol following the high price of unleaded gasoline, this relationship began to break down toward the end of the first quarter.  As a result of an excess supply of ethanol from new production facilities coming on line and a lack of new markets opening up for ethanol, the price of ethanol began and is continuing to experience a decrease. Unless new major markets for ethanol open up, such as the Atlanta, Georgia metropolitan area, this decrease is likely to continue into the future, and lead to lower profit margins and earnings. While the passage by Congress of a Renewable Fuels Standard in currently proposed legislation would open up new markets for ethanol, its impact would not be immediately felt until several months after such legislation is signed into law. The failure to pass such legislation would also have an adverse effect on Dakota Ethanol’s earnings and the ethanol industry in general.

The price of distiller’s grains from the first quarter of 2005 was approximately 20% lower than the first quarter of 2004, resulting in lower revenues from distiller’s grains. The lower prices were the result of an abundant supply of grains and feed protein due to a record grain harvest in 2004 and a large grain carryout into 2005. The price of distiller’s grains is expected to remain stable in the next couple quarters. In addition, corn costs are expected to be relatively stable in the second quarter of 2005 due to the large corn carryout from the 2004 harvest. The third and fourth quarter, however, present a greater risk of higher corn costs if weather and other commodity-related risks adversely impact the size of the 2005 corn crop.

Results of Operations

Comparison of the three months ended March 31, 2005 and 2004

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended		Quarter Ended
	March 31,		March 31,
	2005		2004
		%		%
		of		of
	$	Revenue	$	Revenue

Revenue:
Ethanol	18,610,885	86	15,700,113	83
Distiller’s Grains	2,741,466	13	3,111,317	16
Incentive	171,257	1	103,575	1
Total	21,523,608	100	18,915,005	100

Cost of Revenues	15,311,864	71	13,867,089	73

General and Administrative Expense	1,027,294	24	909,647	27

Other Income (Expense)	(236,343)	(5)	(265,209)	(8)

Net Income	4,351,948	20	3,404,201	18

Revenue-Revenue increased $2.6 million, or 14%, from the three months ended March 31, 2004 to the three months ended March 31, 2005. The increase was due to an increase in ethanol revenues, offset by a decrease in distiller’s grains revenues.

Revenue from the sale of ethanol increased approximately 19% from the three months ended March 31, 2004 to the three months ended March 31, 2005.  The increase was attributed to an increase in ethanol prices and sales volume.  The average sales price of ethanol increased 12% from the three months ended March 31, 2004 to the three months ended March 31, 2005.  Ethanol prices increased because of strong demand for ethanol and the continuation of higher prices of unleaded gasoline. The sales volume of ethanol increased 5% from the three months ended March 31, 2004 to the three months ended March 31, 2005 due to an increase in production, as the plant was shut down less in 2005 for general maintenance. While ethanol prices increased during the first quarter of 2005 due primarily to higher prices of unleaded gasoline, ethanol prices are not currently adhering to this trend. Instead, ethanol prices are decreasing as a result of an excess supply in the marketplace. Management expects this trend to continue for the remainder of the 2005 year, unless new markets for ethanol open up relatively soon.

Revenue from the sale of distiller’s grains decreased approximately 12% from the three months ended March 31, 2004 to the three months ended March 31, 2005.  The decrease in distiller’s grains revenue was due to a decrease in the sales price of distiller’s grains, offset by an increase in sales volume. The average sales price of distiller’s grains decreased 20% from the three months ended March 31, 2004 to the three months ended March 31, 2005. This decrease was generated by a decrease in the price of corn and soybeans which are the components of distiller’s grains’ principal competition in the feed markets, namely corn and soybean meal. The sales volume increased 7% from the three months ended March 31, 2004 to the three months ended March 31, 2005 because of an increase in production at the plant.

In addition, the total incentive revenue from federal and state government incentive programs increased 66% from the three months ended March 31, 2004 to the three months ended March 31, 2005.  The incentive revenue from the United States Department of Agriculture’s Commodity Credit Bioenergy Program increased $31,000, or 155%, to $51,000 for the three months ended March 31, 2005 from $20,000 for the three months ended March 31, 2004.  This increase was attributed to an increase in ethanol production from the same period last year, as payments under the program are based in part on a plant’s increase in production from the previous year’s corresponding quarter.

Incentive revenue from the state of South Dakota increased $37,000, or 45%, to $120,000 for the three months ended March 31, 2005 from $83,000 for the three months ended March 31, 2004.   Dakota Ethanol earned its final payment for the 2005 program year (through June 30, 2005) in February 2005 as available funding for the program was depleted for the year.  Management does not expect to receive additional payments until the beginning of the 2006 program year starting on July 1, 2005. Like in 2004 and 2005, management expects funding under the program to be depleted in full prior to the end of the 2006 program year.

Cost of Revenues-Cost of revenues increased $1.4 million, or 10%, to $15.3 million for the three months ended March 31, 2005 from $13.9 million for the three months ended March 31, 2004. This increase occurred primarily because of an increase in the overall cost of corn and natural gas. While the price of corn per bushel decreased 24% from the three months ended March 31, 2004 to the three months ended March 31, 2005,  the overall cost of corn increased 7% during the same period. The reason for this deviation was the result of the risk management strategy in place prior to and during the quarters.

During the first quarter of 2004, the overall cost of corn, which includes gains and losses from the use of forward cash contracts and hedging instruments, was lower relative to the first quarter of 2005 primarily due to the use of forward cash contracts in 2004, which offset the higher price per bushel of corn. In anticipation of significant price volatility of corn heading into the spring and early summer months, Dakota Ethanol used forward cash contracts to purchase corn prior to the end of the quarter at prices lower than the market prices of corn at the end of the quarter. The market price of corn increased at the end of the first quarter of 2004 due to concerns about a poor corn yield.  The difference between the forward cash contract price of corn and the actual market price of corn is settled at the end of the quarter and increases or decreases the cost of revenues. If the forward cash contract price is lower than the current market price at the end of the quarter, the difference results in a decrease in cost of revenues. Conversely, if the forward cash contract price is higher than the current market price, the difference results in an increase in cost of revenues. For the three months ended March 31, 2004, the forward cash contract price was considerably lower than in the market price at the end of the quarter, resulting in a gain of approximately $1.73 million. This gain decreased the cost of corn and cost of revenues, offsetting the higher price of corn at the time.  During the three months ended March 31, 2005, however, anticipating stable corn prices heading into the spring and early summer, Dakota Ethanol adopted a different risk management strategy from the three months ended March 31, 2004, one characterized by short-term price protection positions. In addition, the market price conditions of corn relative to the prices of forward cash contracts and other hedging instruments resulted in a decrease in cost of revenues of $69,000 and an increase in cost of revenues of $22,000, respectively, for the three months ended March 31, 2005.

  Natural gas costs increased 16% from the three months ended March 31, 2004 to the three months ended March 31, 2005.  Natural gas costs increased $400,000 from $2.5 million for the three months ended March 31, 2004 to $2.9 million for the three months ended March 31, 2005.  The increase in natural gas costs was primarily due to an increase in the price of crude oil and related products.

General and Administrative Expenses-General and administrative expenses increased approximately $117,000, or 13%, to $1,027,000 for the three months ended March 31, 2005 from $910,000 for the three months ended March 31, 2004.  The increase in general and administrative expenses was primarily due to an increase in the management incentive fee owed to Broin Management, LLC, the fee based directly on Dakota Ethanol’s net income.  As the net income increased, management fees increased by 29% in the three months ended March 31, 2005, as compared to the same period of 2004.

Interest Expense-Interest expense decreased $53,000, or 16%, to $278,000 for the three months ended March 31, 2005 from $331,000 for the three months ended March 31,

2004.  The reduction to interest expense was due to a reduction in the principal balance on the loans outstanding with our primary lender, First National Bank of Omaha.

Net Income-Net income increased $1.0 million, or 28%, to $4.4 million for the quarter ended March 31, 2005 from a net income of $3.4 million for the three months ended March 31, 2004.  This increase in net income was primarily due to, as discussed above, an increase in ethanol revenues, partially offset by a decrease in distiller’s grains revenues and an increase in cost of revenues.

Liquidity and Capital Resources

The following table shows the cash flows between the three months ended March 31, 2005 and the three months ended March 31, 2004:

	Three Months Ended
	March 30,
	2005	2004
	$	$
Net cash from (used for) operating activities	2,820,984	(1,157,603)
Net cash from (used for) investing activities	(422,592)	(122,806)
Net cash from (used for) financing activities	(4,599,623)	1,302,413

Cash Flow From Operating Activities-Operating activities generated $2.8 million for the three months ended March 31, 2005, compared to using $1.1 million for the three months ended March 31, 2004.  The increase in cash provided was primarily caused by an increase of $1.0 million in net income and a $2.9 million decrease in working capital requirements.  The change in working capital requirements consisted primarily of an increase in the cash provided from accounts receivable, a decrease in cash required for inventories, and an increase in cash required to satisfy accounts payable.

Cash Flow From Investing Activities-Investing activities used $422,000 for the three months ended March 31, 2005, compared to using $122,000 for the three months ended March 31, 2004.  The primary change from 2004 to 2005 was the amount of cash used for the purchase of property and equipment.  An additional $300,000 was used in 2005 for purposes of modifying the distiller’s grains drying system.

Cash Flow From Financing Activities-Financing activities used $4.6 million for the three months ended March 31, 2005, compared to generating $1.3 million for the three months ended March 31, 2004.  The primary reason for the increase in cash used was due to distributions made to the members of Dakota Ethanol.  Distributions of $5.0 million and $700,000 were made to the members of Lake Area Corn Processors and the minority members, respectively, during the three months ended 2005, compared to no distributions made during the same period in 2004.

Indebtedness

First National Bank of Omaha is Dakota Ethanol’s primary lender. Dakota Ethanol has four notes outstanding with First National Bank pursuant to a Construction Loan Agreement and Construction Note dated September 25, 2000 and amendments dated July 29, 2002, November 1, 2002 and April 23, 2004:  a $14.5 million fixed rate note, a $4.4 million variable rate note, a $5.0 million variable-rate, revolving note, and a $3.0 million variable-rate, revolving note.

Principal payments made on the fixed rate note were $340,000 for the three months ended March 31, 2005, compared to payments of $300,000 for the three months ended March 31, 2004.  The principal balance outstanding on this note was $10.4 million as of March 31, 2005, compared to $12.1 million as of March 31, 2004.

Principal payments of $310,000 were made on the $4.4 million variable rate note during the three months ended March 31, 2005, compared to principal payments of $282,000 during the three months ended March 31, 2004.  The principal balance outstanding on the variable note was $1.0 million as of March 31, 2005. The variable rate was 6.0% as of March 31, 2005.

The $5 million variable rate note is set up as a reducing revolving loan that allows Dakota Ethanol to reborrow up to the available amount ($5 million at March 31, 2005) of any repaid principal on a revolving basis, subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed.  For the three months ended March 31, 2005, there was no outstanding principal, compared to the three months ended March 31, 2004 when $1,814,000 was borrowed to provide for working capital.  The variable rate on the note was 6.0% as of March 31, 2005.

With both the $4.4 million and $5 million notes, Dakota Ethanol has the option until July 29, 2005 to fix the variable rate at 2.5% over and above the rate published by the Federal Home Loan Bank of Topeka, Kansas.  Management monitors key interest rates in order to decide on fixing the variable rates, although it currently has no plans to fix the variable rate before July 29, 2005.

The $3 million variable note is set up as a revolving line of credit. The primary purpose of the line of credit is to provide for working capital. The maximum amount available under the line of credit is $3 million, Dakota Ethanol being able to borrow up to the maximum amount available and pay down without penalty whenever excess cash is available.  Once paid down, the amount available to borrow under the line of credit increases back to the maximum.  On April 22, 2005, line of credit was renewed under the original terms except with respect to a new maturity of April 21, 2006.  Interest payments of $376 were made on the line for the three months ended March 31, 2005, compared to payments of $0 for the three months ended March 31, 2004. The unpaid principal balance outstanding was $1,213,000 as of March 31, 2005, compared to an unpaid principal balance of $0 as of March 31, 2004. The variable rate was 6.0% as of March 31, 2005.

On June 1, 2005, Dakota Ethanol will make an interest payment on the taxable bonds pursuant to the guarantee with the holder of such bonds. The interest payment is expected to be approximately $49,000 based on an annual rate of 7.75%. The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. The principal balance outstanding was $1,273,342 as of March 31, 2005.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued the following pronouncements:  1) Statement No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 20.  This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance-that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity; and, 2) Statement No. 123 (revised 2004), Share Based Payment.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments; and, 3) Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, “Inventory Pricing” (SFAS No. 151). The statement amends and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The statement requires such costs be recognized as current period charges.  The statement also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility.

Management has reviewed these pronouncements and determined that implementation of these pronouncements will not have a material effect on the consolidated financial statements.

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

Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments, or complexity:

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

Inventory Valuation

Dakota Ethanol accounts for its corn inventory at estimated net realizable market value.  Corn is an agricultural commodity that is freely traded, has quoted market prices, may be sold without significant further processing and has predictable and insignificant costs of disposal.  Dakota Ethanol derives its estimates from local market prices determined by grain terminals in its area.  Changes in the market values of corn inventory are recognized as a component of cost of revenues.  Ethanol and distiller’s grains are stated at net realizable value.  Work-in-process, supplies, parts and chemical inventory are stated at the lower of cost or market on the first-in, first-out method.

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when title transfers to customers, net of allowances for estimated returns.  Generally, ethanol and related products are shipped FOB shipping point based on written contract terms between Dakota Ethanol and its customers. Collectibility of revenue is reasonably assured based on historical evidence of collectibility between Dakota Ethanol and its customers.  Interest income is recognized when earned.

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

Accounting for Derivative Instruments and Hedging Activities

Dakota Ethanol enters into derivative instruments to hedge its exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  Dakota Ethanol does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the March 31, 2005 and December 31, 2004 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

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

Commodity Price Risk

Dakota Ethanol produces ethanol and its co-product, distiller’s grain, from corn, and as such is sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. Dakota Ethanol also uses natural gas in the ethanol and distiller’s grains production process, and as such is sensitive to changes in the price of natural gas.  The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st - November 7th) and withdrawal (November 14th - March 31st) seasons.

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

A sensitivity analysis has been prepared to estimate Dakota Ethanol’s exposure to commodity price risk. The table presents the fair value of corn inventory, forward contract positions and open futures and option positions for corn and natural gas as of March 31, 2005 and March 31, 2004 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of Hypothetical Adverse

Year Ended

	Fair Value	Change— Market Risk
March 31, 2005	$4,383,601	$438,360
March 31, 2004	$19,293,037	$1,929,304

Interest Rate

Dakota Ethanol’s interest rate risk exposure pertains primarily to its long-term, variable rate debt. Specifically, Dakota Ethanol has $1.0 million outstanding in variable rate, long-term debt as of March 31, 2005.  The interest rate on the variable rate, long-term debt is .50% over the base rate set by First National Bank of Omaha, which was 6.0% as of March 31, 2005.  Dakota Ethanol manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt.  Until July 29, 2005, Dakota Ethanol has the option to fix a substantial portion of the variable-rate debt to 2.5% over the rate published by the Federal Home Loan Bank of Topeka, Kansas.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lake Area Corn Processors’ chief executive officer and chief financial officer, after evaluating the effectiveness of Lake Area Corn Processors’ “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report (the “Evaluation Date”), have concluded that the disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that Lake Area Corn Processors files with the Securities and Exchange Commission.

Changes in Internal Controls.

There have been no changes in Lake Area Corn Processors’ or Dakota Ethanol’s internal controls over financial reporting that occurred during the first fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

                None.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits.  See Exhibit Index following the signature page to this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Dated: May 16, 2005

	By	/s/ Douglas Van Duyn
Douglas Van Duyn
Chief Executive Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF LAKE AREA CORN PROCESSORS, LLC

Exhibit Number	Description
2.1	Plan of Reorganization(1)
3.1(i)	Articles of Organization(2)
31.1(iii)	Articles of Amendment to Articles of Organization(3)
3.2	Amended and Restated Operating Agreement dated February 17, 2005 (4)
4.1	Form of Class A Unit Certificate(5)
10.1	Amended Construction Loan Agreement dated April 22, 2005
10.2	Revolving Promissory Note dated April 22, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

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

(4)  Incorporated by reference from Exhibit 3.6 to the issuer’s Form 10-K filed with the Commission on March 31, 2005.

(5)  Incorporated by reference from the same number exhibit to the issuer’s Registration Statement on Form S-4 filed with the Commission on August 8, 2001 (File No. 333-66552).