Form 10-Q
period 2005-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2005-08-15
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
On August 1, 2005 the issuer had 29,620,000 Class A capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAKE AREA CORN PROCESSORS, LLC

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2005	2004 *
ASSETS

CURRENT ASSETS
Cash	$54,725	$2,207,504
Receivables
Ethanol - related party	4,469,881	4,037,263
Distillers grains	549,152	501,501
Incentives	16,146	244,867
Inventory
Raw materials	531,515	613,521
Finished goods	1,091,198	940,132
Parts inventory	821,911	611,736
Work in process	319,244	358,489
Investment in commodity contracts	1,905,690	749,832
Prepaid expenses	198,738	89,022
Total current assets	9,958,200	10,353,867

PROPERTY AND EQUIPMENT
Land	106,394	106,394
Land improvements	2,280,805	2,280,805
Buildings	7,439,179	7,439,179
Equipment	32,830,074	31,539,548
Construction in progess	—	580,853
	42,656,452	41,946,779
Less accumulated depreciation	(8,190,955)	(7,083,923)
Net property and equipment	34,465,497	34,862,856

OTHER ASSETS
Guarantee premium	407,484	455,762
Other	299,237	392,955
Total other assets	706,721	848,717

	$45,130,418	$46,065,440

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2005	2004 *
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$1,362,987	$—
Accounts payable	2,698,251	4,545,911
Accounts payable - related party	162,789	299,384
Accounts payable - construction - related party	—	270,028
Distributions payable	—	2,073,400
Distributions payable - minority interest	—	280,000
Accrued liabilities	454,435	301,935
Revolving promissory note	1,913,000	—
Current portion of guarantee payable	62,692	62,692
Current portion of notes payable	2,461,320	2,666,308
Total current liabilities	9,115,474	10,499,658

LONG-TERM LIABILITIES
Guarantee payable	443,849	448,429
Notes payable	8,989,143	9,434,350
Total long-term liabilities	9,432,992	9,882,779

MINORITY INTEREST	3,162,169	3,055,597

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	8,513,383	7,721,006
Total members’ equity	23,419,783	22,627,406

	$45,130,418	$46,065,440

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

REVENUES
Sales - related party	$33,734,137	$34,024,642	$15,123,252	$18,324,530
Sales	4,812,128	6,147,835	2,070,662	3,036,518
Incentive income	195,585	334,192	24,328	230,617
Total revenues	38,741,850	40,506,669	17,218,242	21,591,665

COST OF REVENUES	30,194,990	36,451,744	14,884,125	22,561,080

GROSS PROFIT (LOSS)	8,546,860	4,054,925	2,334,117	(969,415)

EXPENSES
General and administrative	1,773,713	1,444,889	745,420	558,817

INCOME (LOSS) FROM OPERATIONS	6,773,147	2,610,036	1,588,697	(1,528,232)

OTHER INCOME (EXPENSE)
Interest and other income	72,877	94,732	31,606	29,468
Interest expense	(548,699)	(647,093)	(271,085)	(316,620)
Total other income (expense)	(475,822)	(552,361)	(239,479)	(287,152)

NET INCOME (LOSS) BEFORE MINORITY INTEREST	6,297,325	2,057,675	1,349,218	(1,815,384)

MINORITY INTEREST IN SUBSIDIARY	(765,748)	(259,104)	(169,589)	209,755

NET INCOME (LOSS)	$5,531,577	$1,798,571	$1,179,629	$(1,605,629)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.19	$0.06	$0.04	$(0.05)

WEIGHTED AVERAGE UNITS OF EQUITY STOCK OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004

OPERATING ACTIVITIES
Net income	$5,531,577	$1,798,571
Changes to income not affecting cash
Depreciation	1,122,032	1,093,718
Amortization	71,271	80,857
Minority interest in subsidiary	765,748	259,104
Other	(68,785)	(92,438)
(Increase) decrease in
Receivables	(248,658)	(1,376,177)
Inventory	(239,990)	885,626
Prepaid expenses	(109,716)	(81,681)
Investment in commodity contracts	(1,155,858)	(11,582)
Increase (decrease) in
Accounts payable	(1,982,296)	(1,872,177)
Accrued liabilities	147,921	(160,773)
NET CASH FROM OPERATING ACTIVITIES	3,833,246	523,048

INVESTING ACTIVITIES
Change in other assets	139,510	151,426
Purchase of property and equipment	(999,551)	(541,934)
NET CASH USED FOR INVESTING ACTIVITIES	(860,041)	(390,508)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	1,362,987	1,108,011
Advances on revolving promissory note	1,913,000	2,197,000
Principal payments on notes payable	(650,195)	(1,739,594)
Distributions paid to minority member	(939,176)	(208,209)
Distributions paid to LACP members	(6,812,600)	(1,481,000)
NET CASH USED FOR FINANCING ACTIVITIES	(5,125,984)	(123,792)

NET INCREASE (DECREASE) IN CASH	(2,152,779)	8,748

CASH AT BEGINNING OF PERIOD	2,207,504	96,816
CASH AT END OF PERIOD	$54,725	$105,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$284,300	$647,093

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

Note 1 -                     NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC (the Company) is a South Dakota limited liability company located in Wentworth, South Dakota. The Company was organized by investors to provide a portion of the corn supply for a 40 million-gallon (annual capacity) ethanol plant, owned by Dakota Ethanol, LLC (Dakota Ethanol). On September 4, 2001, the ethanol plant commenced its principal operations. The Company sells ethanol and related products to customers located in North America.

Note 2 -                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the six and three months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year.

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

Shipping costs incurred by Dakota Ethanol in the sale of ethanol are recorded as a component of cost of revenues. Shipping costs incurred in the sale of distiller’s grains, however, are deducted from the gross sales price and are not included in the cost of revenues.  Accordingly, revenue is recorded for the sale of distiller’s grains based on the net selling price reported to Dakota Ethanol by the marketer. The shipping costs for the sale of distiller’s grains are recorded as a reduction from the gross sales prices and revenues.  Shipping costs on distiller’s grains were $1,762,864 and $802,840 for the six and three months ended June 30, 2005, respectively. Shipping costs on distiller’s grains were $1,460,678 and $800,123 for the six and three months ended June 30, 2004, respectively.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

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

We have recorded a decrease to cost of revenues of $433,858 and $411,508 related to our derivative contracts for the six and three months ended June 30, 2005, respectively.  We have recorded an increase to cost of revenues of $2,196,418 and $2,247,927 related to our derivative contracts for the six and three months ended June 30, 2004, respectively.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

Note 3 -                     REVOLVING PROMISSORY NOTE

On April 22, 2005, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on April 21, 2006 and the amount available is subject to certain financial ratios.  Interest on the outstanding principal balances accrues at 50 basis points above the bank’s base rate (6.25 percent at June 30, 2005).  This rate is subject to adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On June 30, 2005, Dakota Ethanol had $1,913,000 outstanding and $1,087,000 available to be drawn on the revolving promissory note.

Note 4 -                     LONG-TERM NOTES PAYABLE

The balance of the notes payable are as follows:

	June 30,	December 31,
	2005	2004 *
	(unaudited)

Note payable to First National Bank of Omaha
Term Note 2	$10,413,296	$10,752,883
Term Note 4	1,037,167	1,347,775
Term Note 5	—	—
	11,450,463	12,100,658

Less current portion	(2,461,320)	(2,666,308)

	$8,989,143	$9,434,350

* Derived from audited financial statements

Minimum principal payments for the next five years are as follows:

Twelve Months Ended June 30,	Amount

2006	$2,461,320
2007	1,558,622
2008	1,704,245
2009	1,866,702
2010	2,042,957

Dakota Ethanol had the ability to draw upon the entire $5,000,000 available balance on Term Note 5 at June 30, 2005 and December 31, 2004, respectively.

Note 5 -                     COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. Incentive expense of $6,063 and $57,362 was

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

recorded for the six and three months ended June 30, 2005, respectively, as ethanol production decreased compared to the same period in the prior year and a refund of incentives received earlier in the program year was owed.  Incentive revenue of $167,525 and $147,284 was recorded for the six and three months ended June 30, 2004, respectively.  It is uncertain if there is enough funding for the program to pay fully all applications during the year.

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold.  Incentive revenue of $201,648 and $81,690 was recorded for the six and three months ended June 30, 2005, respectively.  Incentive revenue of $166,667 and $83,333 was recorded for the six and three months ended June 30, 2004, respectively.  Dakota Ethanol earned its final allocation in February 2005 for the program year ended June 30, 2005.  Dakota Ethanol did not receive the annual maximum for the 2005 program year due to budget constraints on the State of South Dakota program and will not likely receive the annual maximum under the 2006 program year.

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

On June 6, 2005, Dakota Ethanol elected not to renew its Management Agreement with Broin Management, LLC, its Ethanol Marketing Agreement with Ethanol Products, LLC, its Distiller’s Grains Marketing Agreement with Broin Enterprises, Inc. d/b/a Dakota Gold Marketing, and its Corn Price Risk Management Agreement with Broin Management, LLC.  The scheduled expiration dates of these contracts are as follows: the Corn Price Risk Management Agreement is scheduled to expire before January 1, 2006; the Management Agreement with Broin Management is scheduled to expire on January 1, 2006; and the Ethanol Marketing and Distiller’s Grains Marketing Agreements are scheduled to expire after January 1, 2006. Dakota Ethanol is currently negotiating with these companies to terminate some or all of these contracts prior to the actual date of expiration and on or before December 31, 2005. To terminate some or all of these contacts prior to expiration, Dakota Ethanol may be required to buy out the remaining portion of these contracts for a fee, the amount of which is uncertain at this time.  In addition, if the five Broin family members elect to sell their minority interest in Dakota Ethanol, the Company may elect to purchase their interests.  The price for the purchase of the minority interest is uncertain at this time.

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

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  While we believe that these statements are accurate, this business is dependent upon general economic conditions and various conditions specific to this industry and future trends, and these factors could cause actual results to differ materially from the forward looking statements that have been made. In particular,

•                  Demand for ethanol is largely driven by federal and state regulations, which are often subject to change. The ethanol industry is increasingly competitive, with additional plants in operation, under construction and in the planning stages. With additional plants coming on line in the near future, the supply of ethanol will increase which, if the demand does not grow accordingly or is unaided by government policies and programs, could adversely impact the price of ethanol and Dakota Ethanol’s operating results.

•                  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect Dakota Ethanol’s operating results.

•                  The ethanol industry and Dakota Ethanol’s business are sensitive to corn and natural gas prices.  Corn and natural gas prices fluctuate based on various seasonal and other factors outside the control of Dakota Ethanol. When corn and natural gas prices increase, Dakota Ethanol’s operating results may suffer. When corn and natural gas prices fluctuate significantly, Dakota Ethanol’s cost of revenues and operating results may be adversely affected by the use of hedging instruments under the risk management program.

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

•                  Since the commencement of plant operations in 2001 Dakota Ethanol has been substantially dependent upon Broin Management, LLC to manage the day-to-day activities of the plant and upon Broin-related entities to market the ethanol and distiller’s grains produced at the plant. Dakota Ethanol recently elected not to renew the management and various service contracts with Broin Management and other Broin-related entities and is currently negotiating new contracts with marketers and services providers unrelated to Broin. Dakota Ethanol’s results of operations may be adversely affected during and following this transition period.

We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance, or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Lake Area Corn Processors’ Profile

Lake Area Corn Processors, LLC (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and manages an 88% interest in Dakota Ethanol, LLC, an ethanol plant located near Wentworth, South Dakota. Five members of the Broin family owning the remaining 12% minority interest in Dakota Ethanol. We currently have 974 members.

Overview

Dakota Ethanol is engaged in the production of fuel-grade ethanol and distiller’s grains. Corn is supplied to Dakota Ethanol from our members who are primarily local agricultural producers and from purchases of corn on the open market. After processing the corn, ethanol is produced and then sold to Ethanol Products, LLC, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  The price received from the sale of ethanol to Ethanol Products is based upon the price that Ethanol Products receives from the sale to its customers. Distiller’s grains are sold through Dakota Gold Marketing, which markets and sells the product to livestock feeders.

Dakota Ethanol’s operating and financial performance is largely driven by the prices at which it sells ethanol and distiller’s grains and the costs related to production. Federal and state government incentive programs, unlike in prior years, are no longer a material source of revenue and income because of the means by which the programs structure, fund, and condition the payments. The price of ethanol is generally influenced by factors such as supply and demand, prices of unleaded gasoline, weather, and government policies and programs.  The price of distiller’s grains is generally influenced by supply and demand, prices of corn and soybean meal, and prices of other animal feed proteins. The two largest costs of production are corn and natural gas. The cost of corn and natural gas is impacted by factors such as supply and demand, weather, government policies and programs, and the risk management strategy used to protect against the price volatility of these commodities.

Earnings for Dakota Ethanol increased from a second quarter loss in 2004 to a second quarter profit in 2005. This change was caused primarily by an 89% reduction in corn costs between quarters. Corn costs decreased as the result of low and stable corn prices during the second quarter of 2005, compared to high and volatile corn prices during the second quarter of 2004. Corn prices were low and stable during the second quarter of 2005 principally because of a large corn crop in 2004 and large carryout into 2005, compared to a smaller corn crop in 2003 and smaller carryout into 2004. The tight supply and increased volatility of corn in 2004 also produced unexpected losses and costs associated with Dakota Ethanol’s forward and hedge contracts for corn, whereas in 2005 the stable corn price market had no material effect on costs. In addition, earnings for the second quarter of 2005 increased despite a decrease in ethanol prices from the second quarter of 2004. At the start of 2005, management expected ethanol prices to drop significantly during the second quarter due to an excess supply of ethanol in the market, but the price did not drop as far as expected due to an increase in demand for ethanol. Demand for ethanol increased largely due to an increase in use by blenders in the blending process.

Management is less optimistic about earnings’ potential for the remaining quarters of 2005. A large supply of ethanol is expected to enter the market as more ethanol plants commence or expand production. Approximately 350 million gallons of ethanol are expected to enter the market in 2005 and another 900 million gallons are expected to enter in 2006.  This additional supply of ethanol could put downward pressure on ethanol prices.  Unless such supply is met with new demand, which remains to be seen, the price of ethanol could be adversely affected. If ethanol prices start to decline, Dakota Ethanol’s earnings will be adversely affected in the process, especially if corn costs fail to remain low and stable. The new federal energy bill signed into law on August 8, 2005, which contains a renewable fuels standard requiring 4.0 billion gallons of ethanol and biodiesel be used in motor vehicles in 2006 and 7.5 billion gallons of ethanol and biodiesel be used in motor vehicles by 2012, should have a positive impact on the supply situation, but it is uncertain as to when its impact will actually begin.

Finally, the end of the second quarter of 2005 was marked by a change in Dakota Ethanol’s business model. On June 6, 2005, Dakota Ethanol’s board of managers notified Broin Management, LLC, Ethanol Products, LLC and Broin Enterprises, Inc. that it would not renew the management, marketing, and risk management contracts relating to the operation of the plant and sale and marketing of ethanol and distiller’s grains. Dakota Ethanol is currently negotiating with these entities to terminate these contracts on or before December 31, 2005. Depending upon when these contracts are terminated, Dakota Ethanol expects to hire its own general manager and enter into new ethanol and distiller’s grains marketing and risk management contracts with established marketing and service providers.

Results of Operations

Comparison of the three months ended June 30, 2005 and 2004

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended June 30, 2005		Quarter Ended June 30, 2004
	$	% of Revenue	$	% of Revenue

Revenue:
Ethanol	15,123,252	88	18,324,530	85
Distiller’s Grains	2,070,662	12	3,036,518	14
Incentive	24,328	—	230,617	1
Total	17,218,242		21,591,665

Cost of Revenues	14,884,125	86	22,561,080	104

General and Administrative Expenses	745,420	4	558,817	3

Other Income (Expense)	(239,479)	(1)	(287,152)	(1)

Net Income (Loss)	1,179,629	7	(1,605,629)	(7)

Revenue-Revenue decreased $4.4 million, or 20%, from the three months ended June 30, 2004 to the three months ended June 30, 2005. The change was due to a decrease in revenue from the sale of ethanol and distiller’s grains.

Revenue from the sale of ethanol decreased approximately 17% from the three months ended June 30, 2004 to the three months ended June 30, 2005.  The change was attributed to a decrease in ethanol prices and sales volume.  The average sales price of ethanol decreased 12% from the three months ended June 30, 2004 to the three months ended June 30, 2005, largely due to an over-abundant supply of ethanol in the market.  The sales volume of ethanol decreased 7% from the three months ended June 30, 2004 to the three months ended June 30, 2005 due to a decrease in production, as the plant was shut down more in 2005 for general maintenance. While ethanol prices have gradually moved upward as of late, this trend may terminate when approximately 350 million additional gallons of ethanol enter the market by the end of the year.

Revenue from the sale of distiller’s grains decreased approximately 32% from the three months ended June 30, 2004 to the three months ended June 30, 2005.  The change in distiller’s grains revenue was due to a decrease in the sales price and volume of distiller’s grains. The average sales price of distiller’s grains decreased 25% from the three months ended June 30, 2004 to the three months ended June 30, 2005. This change was caused by a decrease in the price of corn and soybeans, which are feed components of distiller’s grains’ principal competition, corn and soybean meal. The price of corn and soybeans decreased due to record harvest numbers in 2004 and a large carryout into 2005.  The sales volume of distiller’s grains decreased 10% from the three months ended June 30, 2004 to the three months ended June 30, 2005 due to a decrease in production, as the plant was shut down more in 2005 for general maintenance.

In addition, the total incentive revenue from federal and state government incentive programs decreased 89% from the three months ended June 30, 2004 to the three months ended June 30, 2005.  The incentive revenue from the United States Department of Agriculture’s Commodity Credit Bioenergy Program decreased $204,000, or 139%, to an expense of $57,000 for the three months ended June 30, 2005 from $147,000 for the three months ended June 30, 2004.  This change was attributed to a decrease in ethanol production from the same period in 2004, as payments under the program are based in part on a plant’s increase in production from the previous year’s corresponding quarter.  Management anticipates receiving less under the program during the 2005 program year (through September 30, 2005), as funding has been reduced for the entire program and the plant’s ethanol production levels are likely to remain about the same for 2005 compared to 2004.

Incentive revenue from the state of South Dakota remained at $83,000 for the three months ended June 30, 2005 and for the three months ended June 30, 2004.  While Dakota Ethanol earned its final payment for the 2005 program year (through June 30, 2005) in February 2005, as funding for the program was depleted in full for the program year, $83,000 was recorded as earned based on the 2006 program year funding and past payment practices of the program.  Like in 2005, management expects funding under the program to be depleted in full prior to the end of the 2006 program year.

Cost of Revenues-Cost of revenues decreased $7.7 million, or 34%, to $14.9 million for the three months ended June 30, 2005 from $22.6 million for the three months ended June 30, 2004.  This change occurred primarily because of a decrease in the overall cost of corn, offset by an increase in the cost of natural gas.

Corn costs, which include gains and losses from the use of forward cash contracts and other hedging instruments such as futures and options, decreased 48% from the three months ended June 30, 2004 to the three months ended June 30, 2005.  The change in the cost of corn was attributed primarily to a 25% decrease in the price of corn from the quarter ended June 30, 2004 to the quarter ended June 30, 2005 and a difference in risk management strategies relative to the market price of corn between quarters.  The price of corn decreased primarily due to a record corn harvest in 2004 and large corn carryout into 2005.

The difference in risk management strategies between quarters resulted in a $2.3 million loss from the use of forward and hedge contracts for the three months ended June 30, 2004, compared to a $600,000 gain from the use of forward and hedge contracts for the three months ended June 30, 2005.  Gains and losses that result from a change in value of forward and hedge contracts are recognized in cost of revenues as the changes occur. During the first quarter of 2004, in anticipation of significant price volatility of corn heading into the spring and early summer months, particularly an expectation of rising prices, Dakota Ethanol implemented a strategy by heavily using forward cash contracts, futures and options.  The price of corn subsequently rose to near record levels during the first quarter of 2004, only to peak early in the second quarter and fall considerably by the end of the quarter.  The decrease at the end of the second quarter of 2004, coupled with the previous positions taken on forward cash contracts and futures, caused Dakota Ethanol to sustain the $2.3 million loss on forward and hedge contracts. This loss led to a corresponding increase in cost of corn and cost of revenues.

In contrast, Dakota Ethanol’s risk management strategy for the three months ended June 30, 2005 was different. In anticipation of a stable and low-priced corn market in the spring and early summer months, Dakota Ethanol relied substantially less on the use of forward and hedge contracts as management believed the commodities market conditions were less risky than in 2004 and, therefore, it was less necessary to protect against potential future price increases or fluctuation.  This strategy, coupled with the price of corn remaining low and stable through June 30, 2005, caused the $600,000 gain from the use of forward and hedge contracts and a corresponding decrease in cost of corn and cost of revenues.

Natural gas costs increased 13% from the three months ended June 30, 2004 to the three months ended June 30, 2005.  Natural gas costs increased $100,000 from $2.5 million for the three months ended June 30, 2004 to $2.6 million for the three months ended June 30, 2005.  The change in natural gas costs was primarily due to an increase in the price of crude oil.

General and Administrative Expenses-General and administrative expenses increased approximately $187,000, or 33%, to $745,000 for the three months ended June 30, 2005, from $559,000 for the three months ended June 30, 2004.  The change in general and administrative expenses was primarily due to an increase in the management incentive fee owed to Broin Management, LLC, the fee based directly on Dakota Ethanol’s net income.  As net income increased, management fees increased accordingly.

Interest Expense-Interest expense decreased $45,000, or 14%, to $271,000 for the three months ended June 30, 2005 from $316,000 for the three months ended June 30, 2004.  The reduction to interest expense was due to a reduction in the principal balance on the loans outstanding with Dakota Ethanol’s primary lender, First National Bank of Omaha.

Net Income-Net income increased $2.8 million to $1.2 million for the quarter ended June 30, 2005 from a net loss of $1.6 million for the quarter ended June 30, 2004.  This change in net income was primarily due to, as discussed above, a decrease in corn costs offset by a decrease in ethanol and distiller’s grains’ revenues and an increase in natural gas costs.

 Comparison of the six months ended June 30, 2005 and 2004

The following table presents, for the periods indicated, the relative composition of selected income data:

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	$	% of Revenue	$	% of Revenue

Revenue:
Ethanol	33,734,137	87	34,024,642	84
Distiller’s Grains	4,812,128	12	6,147,835	15
Incentive	195,585	1	334,192	1
Total	38,741,850		40,506,669

Cost of Revenues	30,194,990	78	36,451,744	90

General and Administrative Expenses	1,773,713	5	1,444,889	4

Other Income (Expense)	(475,822)	(1)	(552,361)	(1)

Net Income	5,531,577	14	1,798,571	4

Revenue-Revenue decreased $1.8 million, or 4%, from the six months ended June 30, 2004 to the six months ended June 30, 2005. The change was due to a decrease in revenue from the sale of ethanol and distiller’s grains.

Revenue from the sale of ethanol decreased approximately 1% from the six months ended June 30, 2004 to the six months ended June 30, 2005.  The change was attributed to a reduction in ethanol sales volume. Sales volume decreased 2% from the six months ended June 30, 2004 to the six months ended June 30, 2005 due to a decrease in production, as the plant was shut down more in 2005 for general maintenance. The average sales price of ethanol was approximately the same for the six months ended June 30, 2004 to the six months ended June 30, 2005.

Revenue from the sale of distiller’s grains decreased approximately 22% from the six months ended June 30, 2004 to the six months ended June 30, 2005.  The change in distiller’s grains revenue was due to a decrease in the sales price of distiller’s grains. The average sales price of distiller’s grains decreased 21% from the six months ended June 30, 2004 to the six months ended June 30, 2005.  This change was attributed to a decrease in the price of corn and soybean meal.

In addition, the total incentive revenue from federal and state government incentive programs decreased 41% from the six months ended June 30, 2004 to the six months ended June 30, 2005.  The incentive revenue from the United States Department of Agriculture’s Commodity Credit Bioenergy Program decreased $173,000, or 104%, to an expense of $6,000 for the six months ended June 30, 2005.  This change was attributed to a decrease in ethanol production from the same period in the prior year, as payments under the program are based in part on a plant’s increase in production from the previous year’s corresponding quarter.   Incentive revenue from the state of South Dakota increased $35,000, or 21%, to $202,000 for the six months ended June 30, 2005 from $167,000 for the six months ended June 30, 2004.

Cost of Revenues-Cost of revenues decreased $6.3 million, or 17%, to $30.2 million for the six months ended June 30, 2005 from $36.5 million for the six months ended June 30, 2004. This change occurred primarily because of a decrease in the overall cost of corn, offset by an increase in the cost of natural gas. Corn costs decreased 30% from the six months ended June 30, 2004 to the six months ended June 30, 2005. The decrease in the cost of corn was attributed to a reduction in the price of corn from the six months ended June 30, 2004 to the six months ended June 30, 2005 and a difference in risk management strategy relative to the market price of corn between periods, particularly the impact of such strategy during the second quarter of 2004. The price of corn decreased 25% primarily due to record corn harvest in 2004 and a large corn carryout into 2005.

This difference in risk management strategy resulted in a $2.3 million loss from the use of forward and hedging contracts for the six months ended June 30, 2004, compared to a $600,000 gain for the six months ended June 30, 2005. The loss from the use of forward and hedging contracts during the six months ended June 30, 2004 was primarily attributed to losses sustained from forward and hedge contracts and the market fluctuation of corn during the three months ended June 30, 2004, offset by a gain of $1.73 million from the use of forward cash contracts during the three months ended March 31, 2004. The gain from the use of forward cash contracts for the three months ended March 31, 2004 was caused when risk management strategy effected a lower forward cash contract price than market price at the end the three months ended March 31, 2004. The difference between the forward cash contract price and actual market price of corn is settled at the end of each quarter. If the forward cash contract price is lower than the market price, this results in a gain and a corresponding decrease in cost of revenues.

For the six months ended June 30, 2005, there was not a material adverse effect on costs of revenues from risk management strategy.  Due to the record carry out of corn into 2005 and the overall stable conditions in the commodities markets, the need to protect against an increase in the price of corn was less necessary, unlike in 2004.  As a result, there was considerably less exposure to market risk and potential for losses from such strategy.  Accordingly, for the six months ending June 30, 2005, risk management caused a $34,000 gain on forward and hedged contracts and a corresponding decrease in the cost of corn and cost of revenues.

Natural gas costs increased 11% from the six months ended June 30, 2004 to the six months ended June 30, 2005.  Natural gas costs increased $500,000 from $5.1 million for the six months ended June 30, 2004 to $5.6 million for the six months ended June 30, 2005.  The change in natural gas costs was primarily due to an increase in the price of crude oil.

General and Administrative Expenses-General and administrative expenses increased approximately $329,000, or 23%, to $1.8 million for the six months ended June 30, 2005, from $1.4 million for the six months ended June 30, 2004.  The change in general and administrative expenses was primarily due to an increase in the management incentive fee owed to Broin Management, LLC, the fee based directly on Dakota Ethanol’s net income.  As net income increased, management fees increased by 73% for the six months ended June 30, 2005, as compared to the same period of 2004.

Interest Expense-Interest expense decreased $98,000, or 15%, to $549,000 for the six months ended June 30, 2005 from $647,000 for the six months ended June 30, 2004.  The reduction to interest expense was due to a reduction in the principal balance on the loans outstanding with our primary lender, First National Bank of Omaha.

Net Income-Net income increased $3.7 million, or 208%, to $5.5 million for the six months ended June 30, 2005 from a net income of $1.8 million for the six months ended June 30, 2004.  This change in net income was primarily due to, as discussed above, a decrease in corn costs offset by a decrease in revenue from the sale of ethanol and distiller’s grains.

Liquidity and Capital Resources

The following table shows the cash flows between the six months ended June 30, 2005 and the six months ended June 30, 2004:

	Six Months Ended June 30,
	2005	2004
	$	$
Net cash from operating activities	3,833,247	523,048
Net cash used for investing activities	(860,041)	(390,508)
Net cash used for financing activities	(5,125,984)	(123,792)

Cash Flow From Operating Activities-Operating activities generated $3.8 million for the six months ended June 30, 2005, compared to $523,000 for the six months ended June 30, 2004.  The increase in cash provided was primarily caused by an increase of $3.7 million in net income and a $1.0 million decrease in working capital requirements.  The change in working capital requirements consisted primarily of an increase in cash provided from accounts receivable, a decrease in the cash required for inventories and investments in commodity contracts, and an increase in the cash required to satisfy accounts payable.

Cash Flow From Investing Activities-Investing activities used $860,000 for the six months ended June 30, 2005, compared to using $390,000 for the six months ended June 30, 2004.  The primary change from 2004 to 2005 was the amount of cash used for the purchase of property and equipment, as an additional $400,000 in cash was used in 2005 to modify the distiller’s grains drying system.

Cash Flow From Financing Activities-Financing activities used $5.1 million for the six months ended June 30, 2005, compared to using $100,000 for the six months ended June 30, 2004.  The primary reason for the increase in cash used was due to distributions made to the members, namely our members and the minority members of Dakota Ethanol.  Distributions of $6.8 million and $900,000 were made to our members and the minority members, respectively, during the six months ended 2005, compared to $1.5 million and $200,000, respectively, during the same period in 2004.

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

Principal payments made on the fixed rate note were $0 and $340,000 for the three months and six months ended June 30, 2005, respectively, compared to payments of $651,000 and $952,000 for the three months and six months ended June 30, 2004, respectively.  The payments decreased for the three and six months ended in 2005 compared to 2004 due to First National’s waiver of the excess cash flow recapture covenant under the Loan Agreement during the first quarter of 2005 and a change during the second quarter of the payment mechanism used to make quarterly installments.  The waiver of the excess cash flow covenant eliminated the additional payment applied to the outstanding principal, which was $336,000 in 2004.  The payment mechanism changed to an automated service, which required the principal payment to be made on the first business day of the quarter starting on July 1, 2005 instead of during the three months ended June 30, 2005.   The principal balance outstanding on this note was $10.4 million as of June 30, 2005, compared to $11.4 million as of June 30, 2004.

Principal payments of $0 and $310,000 were made on the $4.4 million variable rate note during the three months and six months ended June 30, 2005, respectively, compared to principal payments of $502,000 and $784,000 during the three months and six months ended June 30, 2004, respectively.  The payments decreased for the three and six months ended due to the waiver of the excess cash flow recapture loan covenant during the first quarter and a change during the second quarter of the payment mechanism used to make the quarterly installments.  The waiver of the excess cash flow covenant eliminated the additional payment that was applied to the outstanding principal, which was $208,000 in 2004.  The payment mechanism, like with the fixed rated note, changed to an automated service, which required the principal payment to be made on the first business day of the quarter starting on July 1, 2005.  The principal balance outstanding on the variable note was $1.0 million as of June 30, 2005. The variable rate was 6.25% as of June 30, 2005.

The $5 million variable rate note is set up as a revolving loan that allows Dakota Ethanol to borrow up to the available amount ($5 million as of June 30, 2005) of any repaid principal on a revolving basis, subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed.  For the three months ended June 30, 2004 and June 30, 2005, there was no principal balance outstanding.  The variable interest rate on the note was 6.25% as of June 30, 2005.

With both the $4.4 million and $5 million notes, Dakota Ethanol had the option to fix the variable rate before July 29, 2005 at 2.5% over-and-above the rate published by the Federal Home Loan Bank of Topeka, Kansas.  Management decided against fixing the variable rate because the risk of significant increases in interest rates was considered to be minimal.

The $3 million variable note is set up as a revolving line of credit. The primary purpose of the line of credit is for working capital. The maximum amount available under the line of credit is $3 million, Dakota Ethanol being able to borrow up to the maximum amount available and pay down without penalty whenever excess cash is available.  Once paid down, the amount available to borrow under the line of credit increases back to the maximum.  On April 22, 2005, the line of credit was renewed under the original terms except for a new maturity of April 21, 2006.  Interest payments of $5,000 were made on the line for the three months ended June 30, 2005, compared to payments of $12,000 for the three months ended June 30, 2004. The unpaid principal balance outstanding was $1,913,000 as of June 30, 2005 and the variable rate was 6.25%, compared to an unpaid principal balance of $2,197,000 as of June 30, 2004.

On June 1, 2005, Dakota Ethanol made to the holder of taxable bonds an interest payment of $27,000 under the guarantee agreement. The interest rate is 7.75%. The taxable bonds require payments of interest semi-annually on December 1 and June 1, in addition to a payment of principal on December 1 of each year. The principal balance outstanding was $1,273,000 as of June 30, 2005.

Recent Developments

Dakota Ethanol is currently undergoing a change in its business model of operations.  On June 6, 2005, Dakota Ethanol elected not to renew its Management Agreement with Broin Management, LLC, its Ethanol Marketing Agreement with Ethanol Products, LLC, its Distiller’s Grains Marketing Agreement with Broin Enterprises, Inc. d/b/a Dakota Gold Marketing, and its Corn Price Risk Management Agreement with Broin Management, LLC.  The scheduled expiration dates of these contracts are as follows: the Corn Price Risk Management Agreement is scheduled to expire before January 1, 2006; the Management Agreement with Broin Management is scheduled to expire on January 1, 2006; and the Ethanol Marketing and Distiller’s Grains Marketing Agreements are scheduled to expire after January 1, 2006. Dakota Ethanol is currently negotiating with these companies to terminate some or all of these contracts prior to the actual date of expiration, specifically on or before December 31, 2005. To terminate these contacts prior to expiration, Dakota Ethanol may be required to buy out the remaining portion of these contracts for a fee, the amount of which is uncertain at this time.  In addition, we recently initiated discussions with the five Broin family members to purchase their 12% minority interest in Dakota Ethanol.  If the Broins elect to sell their minority interest, we believe we will need substantial capital and long-term financing to finance the purchase price, the price of which is uncertain at this time. Any such financing could adversely affect our ability to make distributions in the future similar to those made in prior periods.

Upon the termination of the contracts with Broin Management, Ethanol Products and Broin Enterprises, Dakota Ethanol expects to replace Broin Management with a new general manager and enter into new marketing and service contracts with companies unaffiliated with Broin Management, Ethanol Products and Broin Enterprises. The new general manager will be an employee of Dakota Ethanol and be paid a salary directly by Dakota Ethanol. While we anticipate that this change in business model will not have a material adverse effect on

Dakota Ethanol’s result of operations over the long term, results of operations could be adversely affected during and several months following the transition from the existing management and service companies to new management and service companies.  Additional and unexpected costs and expenses may be sustained during and following this transition period, which we anticipate financing from cash flows and revolving debt.

Off-Balance Sheet Transactions

Dakota Ethanol does not use or has any off-balance sheet arrangements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued the following pronouncement:  Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Management has reviewed this pronouncement and determined that the implementation of this pronouncement on December 15, 2005 will not have an effect on the consolidated financial statements.

Critical Accounting Policies and Estimates

Preparation of our financial statements require estimates and judgments to be made that affect the amounts of assets, liabilities, revenues, and expenses reported.  Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates.  Management continually evaluates these estimates based on historical experience and other assumptions it believes to be reasonable under the circumstances.

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

Accounting for Derivative Instruments and Hedging Activities

Dakota Ethanol enters into derivative instruments to hedge its exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  Dakota Ethanol does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the June 30, 2005 and December 31, 2004 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

Commodity Price Risk

Dakota Ethanol produces ethanol and its co-product, distiller’s grain, from corn, and as such is sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. Dakota Ethanol also uses natural gas in the ethanol and distiller’s grains production process and, as such, is sensitive to changes in the price of natural gas.  The price of natural gas is influenced by such weather factors as heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the domestic onshore and offshore rig count, and the amount of natural gas in underground storage during both the injection (April 1st – November 7th) and withdrawal (November 14th – March 31st) seasons.

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

A sensitivity analysis has been prepared to estimate Dakota Ethanol’s exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contract position and open futures and option positions for corn and natural gas as of June 30, 2005 and June 30, 2004 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Quarter Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
June 30, 2005	$3,931,911	$393,191
June 30, 2004	$19,788,482	$1,978,848

Interest Rate Risk

Dakota Ethanol’s interest rate risk exposure pertains primarily to its long-term, variable rate debt. Specifically, Dakota Ethanol has $2.9 million outstanding in variable rate, long-term debt as of June 30, 2005.  The interest rate on the variable rate, long-term debt is .50% over the base rate set by First National Bank of Omaha, which was 6.25% as of June 30, 2005.  Dakota Ethanol manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt.  Until July 29, 2005, Dakota Ethanol had the option to fix a substantial portion of the variable rate debt to 2.5% over the rate published by the Federal Home Loan Bank of Topeka, Kansas, which management elected not to choose.

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

Changes in Internal Controls.

There have been no changes in Lake Area Corn Processors’ or Dakota Ethanol’s internal controls over financial reporting that occurred during the second fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 10, 2005, Lake Area Corn Processors held its annual meeting of members in Madison, South Dakota, at which time Todd Brown, Dale Thompson Brian Woldt were re-elected to the board of managers. No new items of business were voted upon by the members. The nominees and voting results of the annual meeting for the election of the three open seats to the board of managers were as follows:

Board of Manager Nominees	Votes For
Todd Brown	278
Dale Thompson	307
Brian Woldt	299

Following the annual meeting and election, the board of managers for Lake Area Corn Processors consists of the following persons and their term of office:

Current Board of Managers	Term Expires
Ronald Alverson	2006
Todd Brown	2008
Dale Schut	2007
Dale Thompson	2008
Douglas Van Duyn	2007
Gregory Van Zanten	2006
Brian Woldt	2008

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index following the signature page to this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Dated: August 15, 2005
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

(1)  Incorporated by reference from Appendix A to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 filed with the Commission on August 2, 2001.

(2)  Incorporated by reference from Appendix B to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 filed with the Commission on August 8, 2001.

(3)  Incorporated by reference from the same numbered exhibit to the issuer’s Form 10-QSB filed with the Commission on November 14, 2002.

(4)  Incorporated by reference from Exhibit 3.6 to the issuer’s Form 10-K filed with the Commission on March 31, 2005

(5)  Incorporated by reference from the same number exhibit to the issuer’s Registration Statement on Form S-4 filed with the Commission on August 8, 2001.