Form 10-Q
period 2005-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2005-11-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

COMMISSION FILE NO. 0-50254

LAKE AREA CORN PROCESSORS, LLC

(Exact name of registrant as specified in its charter)

SOUTH DAKOTA	46-0460790
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 1, 2005 the issuer had 29,620,000 Class A capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

LAKE AREA CORN PROCESSORS, LLC

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2005	2004 *
ASSETS

CURRENT ASSETS
Cash	$148,740	$2,207,504
Receivables
Ethanol - related party	4,148,162	4,037,263
Distillers grains	324,246	501,501
Incentives	126,885	244,867
Inventory
Raw materials	266,555	613,521
Finished goods	1,183,219	940,132
Parts inventory	1,008,961	611,736
Work in process	291,454	358,489
Investment in commodity contracts	1,575,140	749,832
Prepaid expenses	142,155	89,022
Total current assets	9,215,517	10,353,867

PROPERTY AND EQUIPMENT
Land	106,394	106,394
Land improvements	2,280,805	2,280,805
Buildings	7,439,179	7,439,179
Equipment	32,926,804	31,539,548
Construction in progess	—	580,853
	42,753,182	41,946,779
Less accumulated depreciation	(8,768,903)	(7,083,923)
Net property and equipment	33,984,279	34,862,856

OTHER ASSETS
Guarantee premium	383,345	455,762
Other	89,331	392,955
Total other assets	472,676	848,717

	$43,672,472	$46,065,440

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2005	2004 *
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$704,054	$—
Accounts payable	2,772,582	4,545,911
Accounts payable - related party	217,285	299,384
Accounts payable - construction - related party	—	270,028
Corn contract liability	1,396,479	—
Distributions payable	—	2,073,400
Distributions payable - minority interest	—	280,000
Accrued liabilities	476,975	301,935
Contract termination liability	667,900	—
Current portion of guarantee payable	62,692	62,692
Current portion of notes payable	2,179,730	2,666,308
Total current liabilities	8,477,697	10,499,658

LONG-TERM LIABILITIES
Guarantee payable	455,046	448,429
Notes payable	8,611,863	9,434,350
Total long-term liabilities	9,066,909	9,882,779

MINORITY INTEREST	3,094,409	3,055,597

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	8,127,057	7,721,006
Total members’ equity	23,033,457	22,627,406

	$43,672,472	$46,065,440

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

REVENUES
Sales - related party	$16,354,595	$17,896,385	$50,088,733	$51,921,028
Sales	2,307,107	2,821,314	7,119,235	8,969,148
Incentive income	210,114	350,482	405,699	684,673
Total revenues	18,871,816	21,068,181	57,613,667	61,574,849

COST OF REVENUES	16,076,597	19,745,423	46,271,842	56,220,181

GROSS PROFIT	2,795,219	1,322,758	11,341,825	5,354,668

EXPENSES
General and administrative	1,017,075	643,693	2,790,534	2,065,568

INCOME FROM OPERATIONS	1,778,144	679,065	8,551,291	3,289,100

OTHER INCOME (EXPENSE)
Interest and other income	80,555	52,202	153,432	146,934
Interest expense	(279,784)	(312,132)	(828,483)	(959,225)
Total other income (expense)	(199,229)	(259,930)	(675,051)	(812,291)

NET INCOME BEFORE MINORITY INTEREST	1,578,915	419,135	7,876,240	2,476,809

MINORITY INTEREST IN SUBSIDIARY	(188,041)	(50,276)	(953,789)	(309,379)

NET INCOME	$1,390,874	$368,859	$6,922,451	$2,167,430

BASIC AND DILUTED EARNINGS PER UNIT	$0.05	$0.01	$0.23	$0.07

WEIGHTED AVERAGE UNITS OF EQUITY STOCK OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS PER UNIT	$0.06	$0.09	$0.22	$0.14

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004

OPERATING ACTIVITIES
Net income	$6,922,451	$2,167,430
Changes to income not affecting cash
Depreciation	1,699,980	1,643,010
Amortization	105,315	120,936
Minority interest in subsidiary	953,789	309,379
Other	57,711	(143,702)
(Increase) decrease in
Receivables	184,338	(1,195,248)
Inventory	(226,311)	1,067,889
Prepaid expenses	(53,133)	(40,596)
Investment in commodity contracts	(825,308)	(861)
Increase (decrease) in
Accounts payable	(1,850,578)	(2,155,635)
Accrued liabilities	2,246,036	1,200,571
NET CASH FROM OPERATING ACTIVITIES	9,214,290	2,973,173

INVESTING ACTIVITIES
Change in other assets	213,015	202,690
Purchase of property and equipment	(1,096,282)	(709,185)
NET CASH USED FOR INVESTING ACTIVITIES	(883,267)	(506,495)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	704,054	1,112,422
Advances on revolving promissory note	—	3,000,000
Notes payable issued	—	469,000
Principal payments on notes payable	(1,309,065)	(2,364,855)
Distributions paid to minority member	(1,194,976)	(565,140)
Distributions paid to LACP members	(8,589,800)	(4,146,800)
NET CASH USED FOR FINANCING ACTIVITIES	(10,389,787)	(2,495,373)

NET INCREASE (DECREASE) IN CASH	(2,058,764)	(28,695)

CASH AT BEGINNING OF PERIOD	2,207,504	96,816
CASH AT END OF PERIOD	$148,740	$68,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$568,203	$959,225

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the nine and three months ended Sept 30, 2005 and 2004 are not necessarily indicative of the results to be expected for a full year.

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

Shipping costs incurred by Dakota Ethanol in the sale of ethanol are recorded as a component of cost of revenues. Shipping costs incurred in the sale of distiller’s grains, however, are deducted from the gross sales price and are not included in the cost of revenues.  Accordingly, revenue for the sale of distiller’s grains is recorded based on the net selling price reported to Dakota Ethanol by the marketer. The shipping costs for the sale of distiller’s grains are recorded as a reduction from the gross sales prices and revenues.  Shipping costs on distiller’s grains were $2,640,634 and $877,770 for the nine and three months ended Sept 30, 2005, respectively. Shipping costs on distiller’s grains were $2,185,408 and $724,730 for the nine and three months ended Sept 30, 2004, respectively.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

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

As part of its trading activity, Dakota Ethanol uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, Dakota Ethanol generally takes positions using cash and futures contracts and options.

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

Dakota Ethanol has recorded a decrease to cost of revenues of $1,147,308 and $713,450 related to derivative contracts for the nine and three months ended Sept 30, 2005, respectively.  Dakota Ethanol has recorded an increase to cost of revenues of $4,090,139 and $1,893,720 related to derivative contracts for the nine and three months ended September 30, 2004, respectively.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

NOTE 3 -  REVOLVING PROMISSORY NOTE

On April 22, 2005, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on April 21, 2006 and the amount available is subject to certain financial ratios.  Interest on the outstanding principal balances accrues at 50 basis points above the bank’s base rate (6.75 percent at September 30, 2005).  This rate is subject to adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On September 30, 2005, Dakota Ethanol had $0 outstanding and $3,000,000 available to be drawn on the revolving promissory note.

NOTE 4 -  LONG-TERM NOTES PAYABLE

The balance of the notes payable are as follows:

	Sept 30,	December 31,
	2005	2004 *
	(unaudited)

Note payable to First National Bank of Omaha
Term Note 2	$10,068,424	$10,752,883
Term Note 4	723,169	1,347,775
Term Note 5	—	—
	10,791,593	12,100,658

Less current portion	(2,179,730)	(2,666,308)

	$8,611,863	$9,434,350

* Derived from audited financial statements

Minimum principal payments for the next five years are as follows:

Twelve Months Ended Sept 30,	Amount

2006	$2,179,730
2007	1,594,089
2008	1,743,027
2009	1,909,180
2010	2,089,445

Dakota Ethanol had the ability to draw upon the entire $5,000,000 available balance on Term Note 5 at Sept 30, 2005 and December 31, 2004, respectively.

NOTE 5 -  COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. Incentive expense of $45,950 and $39,887 was

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

recorded for the nine and three months ended Sept 30, 2005, respectively, as ethanol production decreased compared to the same period in the prior year and a refund of incentives received earlier in the program year was owed.  Incentive revenue of $268,007 and $100,481 was recorded for the nine and three months ended Sept 30, 2004, respectively.  It is uncertain if there is enough funding for the program to pay fully all applications during the year.

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold.  Incentive revenue of $451,648 and $250,000 was recorded for the nine and three months ended Sept 30, 2005, respectively.  Incentive revenue of $416,667 and $250,000 was recorded for the nine and three months ended Sept 30, 2004, respectively.  Dakota Ethanol earned its final allocation in February 2005 for the program year ended June 30, 2005.  Dakota Ethanol did not receive the annual maximum for the 2005 program year due to budget constraints on the State of South Dakota program and will not likely receive the annual maximum under the 2006 program year.

Environmental – During the year ended December 31, 2002, management became aware that the ethanol plant may have exceeded certain emission levels allowed by their operating permit. Dakota Ethanol has disclosed the situation to the appropriate state regulatory agency and has taken steps to reduce the emissions to acceptable levels. Management has not accrued a liability for environmental remediation costs since the costs, if any, cannot be estimated.

Other - On June 6, 2005, Dakota Ethanol, LLC elected not to renew its Management Agreement with Broin Management, LLC, its Ethanol Marketing Contract with Ethanol Products, LLC, its Distiller’s Grains Marketing Contract with Broin Enterprises, Inc. d/b/a Dakota Gold Marketing, and its Corn Price Risk Management Contract with Broin Management, LLC. Following this election Dakota Ethanol and Broin Management, Ethanol Products and Broin Enterprises entered into negotiations on the effective termination dates of these contracts prior to the expiration dates set forth in each of the contracts. Pursuant to the terms of the contracts, the Management Agreement expires on December 31, 2005, the Corn Price Management Agreement expires on December 31, 2005, and the Ethanol Marketing Contract and Distiller’s Grains Marketing Contract expire on September 1, 2006.

On September 29, 2005, Dakota Ethanol and Broin Management concluded negotiations on the Management Agreement and Corn Price Risk Management Agreement.  Under the Management Agreement, Dakota Ethanol agreed to release Broin Management from its contractual obligation of providing any management services from September 30, 2005 through December 31, 2005. Dakota Ethanol, however, will continue to pay Broin Management the fee set forth in the agreement for services that would have been provided until December 31, 2005, which is not to be less than $218,311 but may be more based on the formula for the incentive fee.  Dakota Ethanol has accrued a liability for the minimum amount due to Broin Management and adjusted general and administrative costs accordingly.

Under the Corn Price Risk Management Contract, Dakota Ethanol agreed to release Broin Management from its contractual obligation of providing any risk management (hedging) services from September 30, 2005 through December 31, 2005. Dakota Ethanol will pay Broin Management a sum of $12,500, which is equal to the amount that would have been earned by Broin Management if risk management services had been provided through December 31, 2005.

On November 4, 2005, Dakota Ethanol concluded negotiations with Ethanol Products and Broin Enterprises to terminate the marketing agreements with each entity.

Under the terms of the agreement with Ethanol Products, the Ethanol Marketing Contract will expire on December 31, 2005.  Pursuant to the terms of the agreement, Dakota Ethanol agreed to pay Ethanol Products $435,050, of which Dakota Ethanol will receive a credit of $200,000 for the redemption of its class B membership

LAKE AREA CORN PROCESSORS, LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

interest in Ethanol Products.  The $235,050 balance will be paid to Ethanol Products on or before December 31, 2005.  Dakota Ethanol has accrued a liability for the total amount due to Ethanol Products and adjusted cost of revenues accordingly.

Under the terms of the agreement with Broin Enterprises, the Distiller’s Grains Marketing Contract will expire on November 30, 2005.  Pursuant to the terms of the agreement, Dakota Ethanol agreed to pay Broin Enterprises $214,539 on or before November 30, 2005.  Dakota Ethanol has accrued a liability for the amount due to Broin Enterprises and adjusted cost of revenues accordingly.

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

•                  Since the commencement of plant operations in 2001, Dakota Ethanol has been substantially dependent upon Broin Management, LLC to manage the day-to-day activities of the plant and upon two Broin-related entities to market the ethanol and distiller’s grains produced at the plant. After December 31, 2005, however, Broin Management and the two Broin-related entities will no longer provide services to Dakota Ethanol.  As a result of this change, Dakota Ethanol’s results of operations could be adversely affected.

We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance, or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Lake Area Corn Processors’ Profile

Lake Area Corn Processors, LLC (also referred to as “we,” “our,” or “us”) is a South Dakota limited liability company that owns and manages an 88% interest in Dakota Ethanol, LLC, an ethanol plant located near Wentworth, South Dakota. Five members of the Broin family own the remaining 12% minority interest in Dakota Ethanol. We currently have 979 members, many of whom supply corn to Dakota Ethanol.

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

Earnings increased 329% from a third quarter profit of $400,000 in 2004 to a third quarter profit of $1.4 million in 2005.  This change was caused primarily by a 40% reduction in corn costs between quarters, offset by a reduction in revenues from the sale of ethanol and distiller’s grains. Corn costs decreased as the result of low and stable corn prices during the third quarter of 2005, compared to high and volatile corn prices during the third quarter of 2004. Revenue from sale of ethanol decreased approximately 6% between quarters, primarily due to a decrease in the price of ethanol caused by an excess supply in the market.

Management is less optimistic about earnings’ potential for the remaining quarter of 2005 and the beginning of 2006. Because a large portion of Dakota Ethanol’s ethanol production for the fourth quarter has been pre-sold at prices below current market rates, Dakota Ethanol will not capture the existing elevated prices of ethanol.  In addition, a large supply of ethanol is expected to enter the market as more ethanol plants commence or expand production.   Approximately 350 million gallons of ethanol are expected to enter the market in 2005 and another 900 million gallons are expected to enter in 2006.  Unless the new supply is met equally with demand, the new supply could put downward pressure on ethanol prices.  If ethanol prices start to decline, Dakota Ethanol’s earnings will be adversely affected in the process, especially if corn costs fail to remain low and stable. The new federal energy bill signed into law on August 8, 2005, which contains a renewable fuels standard requiring 4.0 billion gallons of ethanol and biodiesel be used in motor vehicles in 2006 and 7.5 billion gallons of ethanol and biodiesel be used in motor vehicles by 2012, is expected to have a positive impact on the supply situation, but it is uncertain as to when its impact will begin.  Recent increases in the energy markets, particularly an increase in natural gas prices to record highs, will also adversely affect Dakota Ethanol’s earnings.

Finally, Dakota Ethanol recently changed its mode of operations from both a management and product marketing standpoint, which could also affect earnings. Since commencement of operations in 2001, Dakota Ethanol’s day-to-day operations have been managed exclusively by Broin Management, LLC. Moreover, all marketing and risk management services relating to the sale of ethanol and distiller’s grains have been provided by Broin-related entities, namely Broin Management, Ethanol Products, LLC and Broin Enterprises, Inc. d/b/a Dakota Gold Marketing. Beginning on January 1, 2006, however, these entities will no longer provide any management or marketing services to Dakota Ethanol. Rather, Dakota Ethanol’s day-to-day operations will be managed by an employee of Dakota Ethanol who will report directly to Dakota Ethanol’s board of managers. Dakota Ethanol’s ethanol, distiller’s grains and risk management services will be also provided by third-party companies unrelated to the Broin-related entities.

Results of Operations

Comparison of the three months ended September 30, 2005 and 2004

The following table presents, for the periods indicated, the relative composition of selected income data:

	Quarter Ended September 30, 2005		Quarter Ended September 30, 2004
	$	% of Revenue	$	% of Revenue

Revenue:
Ethanol	16,354,595	87	17,896,385	85
Distiller’s Grains	2,307,107	12	2,821,314	13
Incentive	210,114	1	350,482	2
Total	18,871,816	100	21,068,181	100

Cost of Revenues	16,076,597	85	19,745,423	94

General and Administrative Expenses	1,017,075	5	643,693	3

Other Income (Expense)	(199,229)	(1)	(259,930)	(1)

Net Income	1,390,874	7	368,859	2

Revenue-Revenue decreased $2.2 million, or 10%, from the three months ended September 30, 2004 to the three months ended September 30, 2005. The change was due to a decrease in the price of ethanol and distiller’s grains and a decrease in production and sales volume between periods.

Revenue from the sale of ethanol decreased approximately 9% from the three months ended September 30, 2004 to the three months ended September 30, 2005.  The change was attributed to a 6% decrease in price and a 2% decrease in production and sales volume. Prices decreased due to an excess supply of ethanol in the market, while production volume slowed due to additional plant downtime for general maintenance work. Although ethanol prices in the industry have increased gradually since January 2005 and are expected to remain at elevated levels for the fourth quarter, Dakota Ethanol’s ethanol revenues for the fourth quarter will not increase accordingly.  Approximately 85% of Dakota Ethanol’s ethanol production for the fourth quarter has been pre-sold at fixed prices that are lower than the current market rates. While the remaining 15% of Dakota Ethanol’s ethanol production will capture the increased ethanol values, it will not materially improve ethanol revenues.

Revenue from the sale of distiller’s grains decreased approximately 18% from the three months ended September 30, 2004 to the three months ended September 30, 2005.  The change in distiller’s grains revenue was due to a 3% decrease in production and a 14% decrease in price.  The price change was primarily caused by a decrease in the price of corn and soybeans, which are the feed components of distiller’s grains’ principal competition. The sales volume of distiller’s grains decreased 3% due to, as mentioned above, a decrease in production at the plant. Management anticipates that until the price of corn and soybean meal increases, the price of distiller’s grains will remain at its current low levels.

Total incentive revenue from federal and state government incentive programs decreased 40% from the three months ended September 30, 2004 to the three months ended September 30, 2005.  The incentive revenue from the United States Department of Agriculture’s Commodity Credit Bioenergy Program decreased $140,000 to an expense of $40,000 for the three months ended September 30, 2005 from a revenue of $100,000 for the three months ended September 30, 2004.  This change was attributed to a decrease in production during 2005 compared to 2004. In contrast, incentive revenue from the State of South Dakota was constant at $250,000 for the three months ended September 30, 2005 and 2004. Similar to the occurrence in 2005, management expects funding under the South Dakota program to be depleted in full prior to the end of the 2006 program year.

Cost of Revenues-Cost of revenues decreased $3.6 million, or 19%, to $16.1 million for the three months ended September 30, 2005 from $19.7 million for the three months ended September 30, 2004.  This change occurred primarily because of a decrease in corn costs, offset by an increase in natural gas costs.

Corn costs decreased $5.0 million, or 40%, from the three months ended September 30, 2004 to the three months ended September 30, 2005.  Corn costs include gains and losses from the use of forward cash contracts and other hedging instruments such as futures and options. Gains and losses that result from a change in value of the instruments are recognized in cost of revenues as the changes occur. The change in the cost of corn was attributed primarily to an 18% decrease in the price of corn from the three months ended September 30, 2004 to the three months ended September 30, 2005 and a difference in risk management strategies relative to the market price of corn between quarters.  The price of corn decreased primarily due to a record corn harvest in 2004 and large corn carryout into 2005.

The difference in risk management strategies relative to the corn market between quarters resulted in a loss of $1.7 million from the use of hedging instruments for the three months ended September 30, 2004, compared to a gain of $1.2 million for the three months ended September 30, 2005.  Losses that result from a change in the value of the forward and hedging contracts are recognized as an increase in cost of revenues, while gains resulting from a change in the value of forward and hedging contracts are recognized as a decrease in cost of revenues.  During the first quarter of 2004, in anticipation of significant price volatility of corn heading into the spring and early summer months, particularly an expectation of rising prices, Dakota Ethanol implemented a strategy by heavily using forward cash contracts, futures and options.  While the price of corn did rise to near record levels during the first quarter of 2004, it peaked early in the second quarter and fell considerably by the end of the third quarter.  This decrease, coupled with the previous positions taken on forward cash contracts and futures, caused Dakota Ethanol to sustain a $1.7 million loss on its hedging positions during the third quarter of 2004. This loss was then recorded as an increase in cost of corn and cost of revenues.

In contrast, Dakota Ethanol’s risk management strategy relative to the corn market for the three months ended September 30, 2005 was substantially different. In anticipation of a stable and low-priced corn market in the spring and early summer months, Dakota Ethanol relied substantially less on the use of hedging instruments as management believed it was less necessary to protect against potential future price increases or fluctuation. Thus, the use of forward and hedging contracts during the three months ended September 30, 2005 had no material adverse impact on corn costs and cost of revenues like in 2004.  Accordingly, Dakota Ethanol’s corn costs were primarily related to the cash price of corn, which was 18% lower and relatively stable during the quarter.

Natural gas costs increased $1.2 million, or 44%, from $2.8 million for the three months ended September 30, 2004 to $4.0 million for the three months ended September 30, 2005. The change in natural gas costs was due to an increase in the price of natural gas, which reached record levels. Natural gas prices increased due to a loss of production in the Gulf of Mexico stemming from an overly-active hurricane season, a decrease in supply nationwide because of overly-hot temperatures in the United States during the summer, and an increase in the price of crude oil and the energy markets in general.  Management anticipates that natural gas prices will remain high and could increase further during the ensuing winter months.

General and Administrative Expenses-General and administrative expenses increased approximately $400,000, or 58%, to $1.0 million for the three months ended

September 30, 2005, from $650,000 for the three months ended September 30, 2004.  The change in general and administrative expenses was primarily due to an increase in the management incentive fee owed to Broin Management, LLC, the fee based directly on Dakota Ethanol’s net income.  As net income increased, management incentive fees increased accordingly. The increase was also attributed to recording a payment to be made to Broin Management relating to the termination of the management contract. On September 29, 2005, Dakota Ethanol agreed to release Broin Management from the obligation of providing any future service from September 30, 2005 to the termination date of the management contract, or December 31, 2005, but agreed to pay Broin Management a fee of $218,311 representing the minimum fee that would have been earned by Broin Management if such services were provided through the termination date of the contract.

Interest Expense-Interest expense decreased $30,000, or 10%, to $280,000 for the three months ended September 30, 2005 from $310,000 for the three months ended September 30, 2004.  The reduction to interest expense was due to a reduction in the principal balance on the loans outstanding with Dakota Ethanol’s primary lender, First National Bank of Omaha.

Net Income-Net income increased $1.0 million to $1.4 million for the three months ended September 30, 2005 from $400,000 for the three months ended September 30, 2004.  This change in net income was primarily due to, as discussed above, decreased corn costs, offset by a decrease in ethanol and distiller’s grains revenues and an increase in natural gas costs.

Comparison of the nine months ended September 30, 2005 and 2004

The following table presents, for the periods indicated, the relative composition of selected income data:

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	$	% of Revenue	$	% of Revenue

Revenue:
Ethanol	50,088,733	87	51,921,028	84
Distiller’s Grains	7,119,235	12	8,969,148	15
Incentive	405,699	1	684.673	1
Total	57,613,667		61,574,849

Cost of Revenues	46,271,842	80	56,220,181	91

General and Administrative Expenses	2,790,534	5	2,065,568	3

Other Income (Expense)	(675,051)	(1)	(812,291)	(1)

Net Income	6,922,451	12	2,167,430	4

Revenue-Revenue decreased $3.9 million, or 6%, from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The change was primarily due to a decrease in revenue from the sale of ethanol and distiller’s grains.

Revenue from the sale of ethanol decreased approximately 4% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.  The change was attributed to a 2% decrease in the price of ethanol and a 2% decrease in production and sales volume.  Ethanol prices were down from 2004 levels because of the excess supply of ethanol in the market during the first and second quarter of 2005. Sales volume was down due to a decrease in production at the plant in 2005, as the plant was shut down more in 2005 than in 2004 for general maintenance work.

Revenue from the sale of distiller’s grains decreased approximately 21% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.  The change in distiller’s grains revenue was due to a 19% decrease in the price of distiller’s grains and a 3% decrease in production and sales volume. The price of distiller’s grains continued to be impacted by the depressed prices of corn and soybean meal.

In addition, the incentive revenue from federal government incentive programs continued to decrease. Incentive revenue from the United States Department of Agriculture’s Commodity Credit Bioenergy Program decreased $313,000, or 117%, to an expense of $45,000 for the nine months ended September 30, 2005 compared to a revenue of $268,000 for the nine months ended September 30, 2004.  This change was attributed to a decrease in ethanol production from the same period in the prior year, as payments under the program are based in part on a plant’s increase in production from the previous year’s corresponding quarter.   In contrast, incentive revenue from the state of South Dakota increased slightly by $35,000, or 8%, to $452,000 for the nine months ended September 30, 2005 from $417,000 for the nine months ended September 30, 2004.

Cost of Revenues-Cost of revenues decreased $9.9 million, or 18%, to $46.3 million for the nine months ended September 30, 2005 from $56.2 million for the nine months ended September 30, 2004. This change occurred primarily because of a decrease in the overall cost of corn, offset by an increase in the cost of natural gas. Corn costs decreased 34% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.  The decrease in the cost of corn was attributed to a 22% reduction in the price of corn from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 and a difference in risk management strategy relative to the market price of corn between periods, particularly the impact of such strategy during the second and third quarters of 2004.

Risk management and the change in the corn market generated a loss of $5.7 million from the use of forward and hedging contracts for the nine months ended September 30, 2004, compared to a gain of $400,000 for the nine months ended September 30, 2005. Losses that result from a change in the value of the forward and hedging contracts are recognized as an increase in cost of revenues, while gains resulting from a change in the value of forward and hedging contracts are recognized as a decrease in cost of revenues. The loss from the use of forward and hedging contracts during the nine months ended September 30, 2004 was primarily attributed to the significant market fluctuation of corn during the nine months ended September 30, 2004. For the nine months ended September 30, 2005, however, there was not a similar impact from risk management because substantially fewer forward and hedging contract positions were taken in anticipation of a stable and lower-priced corn market going into the spring and summer months.  When the corn market turned out in fact to be stable and low priced during these months, corn costs were in turn based primarily on the cash price of corn, which was 22% lower for the nine months ended September 30, 2005 than for the nine months ended September 30, 2004.

Natural gas costs increased $1.8 million, or 23%, from $7.8 million for the nine months ended September 30, 2004 to $9.6 for the nine months ended September 30, 2005.  The change in natural gas costs was primarily due to an increase in natural gas prices caused by a loss of nation-wide production and supply and higher crude oil prices.

General and Administrative Expenses-General and administrative expenses increased approximately $700,000, or 35%, to $2.8 million for the nine months ended September 30, 2005, from $2.1 million for the nine months ended September 30, 2004.  The change in general and administrative expenses was primarily due to an increase in the management incentive fee owed to Broin Management, the fee based directly on Dakota Ethanol’s net income.  As net income increased, management fees increased by 72% for the nine months ended September 30, 2005 as compared to the same period of 2004.

Interest Expense-Interest expense decreased $130,000, or 14%, to $830,000 for the nine months ended September 30, 2005 from $960,000 for the nine months ended September 30, 2004.  The reduction to interest expense was due to a reduction in the principal balance on the loans outstanding with Dakota Ethanol’s primary lender, First National Bank of Omaha.

Net Income-Net income increased $4.7 million, or 219%, to $6.9 million for the nine months ended September 30, 2005 from a net income of $2.2 million for the nine months ended September 30, 2004.  This change in net income was primarily due to a decrease in corn costs, offset by a decrease in revenue from the sale of ethanol and distiller’s grains.

Liquidity and Capital Resources

The following table shows the cash flows between the nine months ended September 30, 2005 and the nine months ended September 30, 2004:

	Nine Months Ended September 30,
	2005	2004
	$	$
Net cash from operating activities	9,214,290	2,973,173
Net cash used for investing activities	(883,267)	(506,495)
Net cash used for financing activities	(10,389,787)	(2,495,373)

Cash Flow From Operating Activities-Operating activities generated $9.2 million for the nine months ended September 30, 2005, compared to $3.0 million for the nine months ended September 30, 2004.  The increase in cash provided was primarily caused by an increase of $4.7 million in net income and a $500,000 decrease in working capital requirements.  The change in working capital requirements consisted primarily of an increase in cash provided from accounts receivable, a decrease in cash required to satisfy accounts payable, and an increase in cash required for inventories and investments in commodity contracts.

Cash Flow Used for Investing Activities-Investing activities used $883,000 for the nine months ended September 30, 2005, compared to using $506,000 for the nine months ended September 30, 2004.  The primary change from 2004 to 2005 was the amount of cash used for the purchase of property and equipment.  An additional $300,000 in cash was used in 2005 to modify the distiller’s grains’ drying system.

Cash Flow From Financing Activities-Financing activities used $10.4 million for the nine months ended September 30, 2005, compared to using $2.5 million for the nine months ended September 30, 2004.  The primary reason for the increase in cash used was due to distributions made to members, namely our members and the minority members of Dakota Ethanol.  Distributions of $8.6 million and $1.2 million were made to our members and the minority members, respectively, during the nine months ended 2005, compared to $4.1 million and $600,000, respectively, during the same period in 2004.

Management anticipates sufficient cash flow from operating activities and revolving debt to cover debt service obligations, operations and planned capital expenditures for the next 12 months.  Payments to Broin Management and the Broin-related entities for the termination of the management and service contracts will be paid from cash flows, while any payment for the purchase of the Broin family members’ minority interest in Dakota Ethanol, if sold, is expected to be financed with new debt (see “Recent Developments” below for further information).

Indebtedness

First National Bank of Omaha is Dakota Ethanol’s primary lender. Dakota Ethanol has four notes outstanding with First National Bank pursuant to a Construction Loan Agreement and Construction Note dated September 25, 2000 and amendments dated July 29, 2002, November 1, 2002 and April 23, 2004: a $14.5 million fixed rate note, a $4.4 million variable-rate note, a $5.0 million variable-rate, revolving note, and a $3.0 million variable-rate, revolving note.

Principal payments made on the fixed rate note were $345,000 and $685,000 for three months and nine months ended September 30, 2005, respectively, compared to payments of $320,000 and $1,272,000 for the three months and nine months ended September 30, 2004, respectively.  The payments decreased for the three and nine months ended in 2005 compared to 2004 due to First National’s waiver of the excess cash flow recapture covenant under the Loan Agreement during the first quarter of 2005 and a change during the second quarter of the payment mechanism used to make quarterly installments.  The waiver of the excess cash flow covenant eliminated the additional payment applied to the outstanding principal, which was $336,000 in 2004.  The payment mechanism changed to an automated service, such service requiring the principal payment to be made on the first business day of the quarter starting on July 1, 2005.  The principal balance outstanding on this note was $10.1 million as of September 30, 2005, compared to $11.1 million as of September 30, 2004.

Principal payments of $314,000 and $625,000 were made on the $4.4 million variable rate note during the three months and nine months ended September 30, 2005, respectively, compared to principal payments of $304,000 and $1.1 million during the three months and nine months ended September 30, 2004, respectively.  The payments decreased for the three and nine months ended due to the waiver of the excess cash flow recapture loan covenant during the first quarter and a change during the second quarter of the payment mechanism used to make the quarterly installments.  The waiver of the excess cash flow covenant eliminated the additional payment that was applied to the outstanding principal, which was $208,000 in 2004.  The payment mechanism, like with the fixed-rate note, changed to an automated service, such service requiring the principal payment to be made on the first business day of the quarter starting on July 1, 2005.  The principal balance outstanding on the variable note was $723,000 as of September 30, 2005, compared to $1.7 million as of September 30, 2004. The variable rate was 6.75% as of September 30, 2005.

The $5 million variable-rate note is set up as a revolving loan that allows Dakota Ethanol to borrow up to the available amount ($5.0 million as of September 30, 2005) of any repaid principal on a revolving basis, subject to a 0.375% annual commitment fee assessed quarterly on any funds not borrowed.  There was no principal balance outstanding as of September 30, 2005, compared to $469,000 as of September 30, 2004.  The variable interest rate on the note was 6.75% as of September 30, 2005.

The $3 million variable-rate note is set up as a revolving line of credit. The primary purpose of the line of credit is for working capital. The maximum amount available under the line of credit is $3 million, Dakota Ethanol being able to borrow up to the maximum amount available and pay down without penalty whenever excess cash is available.  Once paid down, the amount available to borrow under the line of credit increases back to the maximum.  On April 22, 2005, the line of credit was renewed under the original terms except for a new maturity of April 21, 2006.  Interest payments of $21,000 were made on the line for the nine months ended September 30, 2005, compared to payments of $35,000 for the nine months ended September 30, 2004. There was no unpaid principal balance outstanding as of September 30, 2005, compared to an unpaid principal balance of $3 million as of September 30, 2004.  The variable interest rate on the note was 6.75% as of September 30, 2005.

Additional indebtedness may be incurred in the next 12 months if we purchase the Broin family members’ minority interest in Dakota Ethanol. Please see “Recent Developments” below for additional information.

Recent Developments

Since June 6, 2006, Dakota Ethanol has undergone a significant change in its mode of operations.  On June 6, 2005, Dakota Ethanol elected not to renew its Management Agreement with Broin Management, LLC, its Ethanol Marketing Contract with Ethanol Products, LLC, its Distiller’s Grains Marketing Contract with Broin Enterprises, Inc. d/b/a Dakota Gold Marketing, and its Corn Price Risk Management Agreement with Broin Management, LLC.  Between June 6, 2005 and November 4, 2005, Dakota Ethanol and these Broin-related entities negotiated a final termination of these contracts and the transition to new management and marketing service providers.

On September 29, 2005, Dakota Ethanol and Broin Management concluded negotiations on the Management Agreement and Corn Price Risk Management Agreement.  With respect to the Management Agreement, Dakota Ethanol released Broin Management from its obligation of providing any management services from September 30, 2005 through the termination of the Management Agreement, or December 31, 2005. Dakota Ethanol, however, will continue to pay Broin Management the fee set forth in the agreement for services that would have been provided until December 31, 2005, which will not be less than $218,311. Starting on January 1, 2006, Dakota Ethanol’s new general manager will be Mr. Scott A. Mundt, who will be an employee of Dakota Ethanol and who will report directly to Dakota Ethanol’s board of managers.

Under the Corn Price Risk Management Agreement, Dakota Ethanol released Broin Management from its contractual obligation of providing any risk management (hedging) services from September 30, 2005 through December 31, 2005. To facilitate this termination prior to the expiration of the contract’s term, Dakota Ethanol paid Broin Management a sum of $12,500, which is equal to the amount that would have been earned by Broin Management if it would have provided risk management services until December 31, 2005. On or before January

1, 2006, all risk management services are expected to be assumed by FC Stone, LLC of Des Moines, Iowa under a new risk management contract.

On November 4, 2005, Dakota Ethanol, Ethanol Products and Broin Enterprise concluded negotiations on the Ethanol and Distiller’s Grains Marketing Contracts.  With respect to the Ethanol Marketing Contract, Dakota Ethanol and Ethanol Products agreed to a termination date of December 31, 2005.  In exchange for terminating the contract and ethanol marketing services prior to the scheduled expiration date of September 1, 2006, Dakota Ethanol agreed to pay Ethanol Products a sum of $435,050. Of this sum, Dakota Ethanol will receive a credit of $200,000 toward the payment, the credit representing the amount Ethanol Products will pay Dakota Ethanol for redeeming Dakota Ethanol’s Class B Membership Interest in Ethanol Products under a separate redemption agreement. The balance, or $235,000, is required to be paid on or before December 31, 2005.  On or before January 1, 2006, all ethanol marketing service are expected to be assumed by Renewable Products Marketing Group of Belle Plaine, Minnesota under a new marketing contract.

With respect to the Distiller’s Grain Marketing Contract, Dakota Ethanol and Broin Enterprises agreed to a termination date of December 1, 2005. In exchange for terminating the contract and distiller’s grains services prior to the scheduled expiration date of September 1, 2006, Dakota Ethanol agreed to pay Broin Enterprises a sum of $214,539, payable no later than November 30, 2005. On or before December 1, 2005, all distiller’s grains marketing services are expected to be assumed by Commodity Specialists Company of Minneapolis, Minnesota under a new marketing contract.

Finally, we may purchase in the foreseeable future the five Broin family members’ 12% minority interest in Dakota Ethanol. Negotiations involving this purchase commenced after June 6, 2005 but have since subsided.  If the Broin family members choose to sell their interests in Dakota Ethanol and we decide to purchase their interests, the purchase price is expected to be at a level where we will need additional debt financing.  Debt financing will require us to dedicate an additional portion of cash flows for payments on this debt, thus reducing the ability to use cash flow to fund working capital, capital expenditures and distributions to members.

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

Accounting for Derivative Instruments and Hedging Activities

Dakota Ethanol enters into derivative instruments to hedge its exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  Dakota Ethanol does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the September 30, 2005 and December 31, 2004 balance sheets at their fair market value. Currently, none of the derivative instruments are classified as cash-flow hedges for accounting purposes.

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

A sensitivity analysis has been prepared to estimate Dakota Ethanol’s exposure to commodity price risk. The table presents the fair value of corn inventory, forward purchase contract position and open futures and option positions for corn and natural gas as of September 30, 2005 and September 30, 2004 and the potential loss in fair value resulting from a hypothetical 10% adverse change in corn and natural gas prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Quarter Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
September 30, 2005	$4,178,995	$417,899
September 30, 2004	$8,639,658	$863,966

Interest Rate Risk

Dakota Ethanol’s interest rate risk exposure pertains primarily to its long-term, variable rate debt. Specifically, Dakota Ethanol has $723,000 outstanding in variable rate, long-term debt as of September 30, 2005.  The interest rate on the variable rate, long-term debt is 0.50% over the base rate set by First National Bank of Omaha, which was 6.75% as of September 30, 2005.  Dakota Ethanol manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt.

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

Changes in Internal Controls.

There have been no changes in Lake Area Corn Processors’ or Dakota Ethanol’s internal controls over financial reporting that occurred during the third fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

LAKE AREA CORN PROCESSORS, LLC

Dated: November 14, 2005	By	/s/ Douglas Van Duyn
Douglas Van Duyn
Chief Executive Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF LAKE AREA CORN PROCESSORS, LLC

Exhibit Number	Description
2.1	Plan of Reorganization(1)
3.1(i)	Articles of Organization(2)
31.1(iii)	Articles of Amendment to Articles of Organization(3)
3.2	Amended and Restated Operating Agreement dated February 17, 2005 (4)
4.1	Form of Class A Unit Certificate(5)
10.1	Ethanol Marketing Contract Termination dated November 4, 2005
10.2	Redemption Agreement dated November 4, 2005
10.3	DDGS Marketing Contract Termination dated November 4, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

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