Form 10-K
period 2005-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2006-03-30
CIK 1156174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

LAKE AREA CORN PROCESSORS, LLC

(Exact name of small business issuer as specified in its charter)

South Dakota	0-50254	46-0460790
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

46269 SD Highway 34
P.O. Box 100
Wentworth, South Dakota 57075
(Address of principal executive offices)

(605) 483-2676
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Membership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer  ☐   Accelerated Filer  ☐   Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes     ☒  No

The aggregate market value of the registrant’s membership units held by non-affiliates of the registrant was $63,386,800 computed by reference to the price at which membership units were last sold.

As of the date of this filing, there are 29,620,000 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

INDEX

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•                      Overcapacity within the ethanol industry causing supply to exceed demand;

•                      Actual ethanol and distillers grains production varying from expectations;

•                      Availability and costs of products and raw materials, particularly corn and natural gas;

•                      Changes in the price and market for ethanol and distillers grains;

•                      Our ability to market and our reliance on third parties to market our products;

•                      Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

•                  national, state or local energy policy;

•                  federal ethanol tax incentives;

•                  legislation establishing a renewable fuel standard or other legislation mandating the use of ethanol or other oxygenate additives;

•                  state and federal regulation restricting or banning the use of MTBE; or

•                  environmental laws and regulations that apply to our plant operations and their enforcement;

•                      Changes in the weather or general economic conditions impacting the availability and price of corn and natural gas;

•                      Total U.S. consumption of gasoline;

•                      Fluctuations in petroleum prices;

•                      Changes in plant production capacity or technical difficulties in operating the plant;

•                      Costs of construction and equipment;

•                      Changes in our business strategy, capital improvements or development plans;

•                      Results of our hedging strategies;

•                      Changes in interest rates or the availability of credit;

•                      Our ability to generate free cash flow to invest in our business and service our debt;

•                      Our liability resulting from litigation;

•                      Our ability to retain key employees and maintain labor relations;

•                      Changes and advances in ethanol production technology;

•                      Competition from alternative fuels and alternative fuel additives; and

•                      Other factors described elsewhere in this report.

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf.  We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

PART I.

ITEM 1.                                                     BUSINESS.

Overview

Lake Area Corn Processors, LLC (the “Company”) is a South Dakota limited liability company that owns and manages an 88% interest in Dakota Ethanol, LLC.  Several members of the Broin family own the remaining minority interest.  Dakota Ethanol, LLC owns and operates an ethanol plant located near Wentworth, South Dakota that has a nameplate production capacity of 40 million gallons of ethanol per year.  Lake Area Corn Processors, LLC is referred to in this report as “LACP,” the “company,” “we,” or “us.”  Dakota Ethanol, LLC is referred to in this report as “Dakota Ethanol” or the “ethanol plant.”

Since September 4, 2001, Dakota Ethanol has been engaged in the production of ethanol and distillers grains.  Fuel grade ethanol is Dakota Ethanol’s primary product accounting for the majority of its revenue.  Dakota Ethanol also sells distillers grains, a principal co-product of the ethanol production process.  In 2005, Dakota Ethanol processed approximately 17.2 million bushels of corn into approximately 47.5 million gallons of ethanol.  Dakota Ethanol also processed approximately 149,000 tons of distillers grains in 2005.  In 2006, we anticipate that Dakota Ethanol will produce approximately 48 million gallons of ethanol and 150,000 tons of distillers grains from approximately 17.2 million bushels of corn.  There is no assurance that Dakota Ethanol will be able to operate at these production levels.

General Development of Business since January 1, 2005

LACP was formed as a South Dakota cooperative on May 25, 1999.  On August 20, 2002, our members approved a plan to reorganize into a South Dakota limited liability company.  The reorganization became effective on August 31, 2002, and the assets and liabilities of the cooperative were transferred to the newly formed limited liability company.  Following the reorganization, our legal name was changed to Lake Area Corn Processors, LLC.

Our 88% ownership interest in Dakota Ethanol represents substantially all of our assets.  Dakota Ethanol owns and operates an ethanol plant near Wentworth, South Dakota that has a nameplate production capacity of 40 million gallons of ethanol per year, but generally operates above its nameplate capacity, producing approximately 48 million gallons of ethanol per year.  The plant commenced operations on September 4, 2001.  As owner of an 88% interest in Dakota Ethanol, we manage and control the affairs of Dakota Ethanol.  The Broin family owns a 12% minority interest in Dakota Ethanol and elects two of seven members of the Board of Managers of Dakota Ethanol.  Under the operating agreement of Dakota Ethanol, revenues generated from plant operations are distributed to us in proportion to our equity ownership in Dakota Ethanol.  We distribute the revenues received from Dakota Ethanol to our unit holders in proportion to the number of units held by each unit holder.

Dakota Ethanol underwent a significant change in its mode of operations on June 6, 2005, when it elected not to renew its management agreement and other marketing agreements with Broin Management, LLC and other various Broin-related entities.  Between June 6, 2005 and December 31, 2005, Dakota Ethanol and the Broin-related entities negotiated termination of the contracts, and Dakota Ethanol entered into agreements with new risk management and marketing service providers.  In addition, on December 16, 2005, Dakota Ethanol entered into an employment agreement with Scott Mundt to serve in the position of Transition Coordinator.  Mr. Mundt’s employment began on October 17, 2005, the effective date of the employment agreement.  Effective January 1,

2006, Mr. Mundt’s position changed to General Manager.  Mr. Mundt’s duties include day-to-day management of the operations of Dakota Ethanol.

Available Information

The public may read and copy materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C., 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  Reports we file electronically with the SEC may be obtained at http://www.sec.gov.  In addition, information about us is also available at our website at http://www.dakotaethanol.com/lacp.html, which includes links to reports we have filed with the Securities and Exchange Commission.  The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

Financial Information

Please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues, profit and loss measurements and total assets and “Item 8 - Financial Statements and Supplementary Data” for our consolidated financial statements.

Principal Products and Their Markets

The principal products produced at the Dakota Ethanol plant are fuel grade ethanol and distillers grains.

Ethanol

  Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains.  According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. As of February 2006, the Renewable Fuels Association estimated domestic ethanol capacity at approximately 4.4 billion gallons.

An ethanol plant is essentially a fermentation plant.  Ground corn and water are mixed with enzymes and yeast to produce a substance called “beer,” which contains about 10% alcohol and 90% water.  The “beer” is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content.  This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.

Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products.  Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas where oxygenated fuels are required during certain times of the year.  The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders.  The principal markets for our ethanol are petroleum terminals in the continental United States.

Dakota Ethanol began producing ethanol in September 2001.  For our fiscal year ended December 31, 2005, revenues from sales of ethanol were approximately 86% of our total revenues.  The following table shows the percentage of our total revenues that were from sales of ethanol for each of the last three fiscal years:

Fiscal Year	Percentage of Revenues from Sales of Ethanol
Ended December 31, 2005	86%
Ended December 31, 2004	85%
Ended December 31, 2003	82%

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Dry mill ethanol processing creates four forms of distillers grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”), Condensed Distillers Solubles (CDS) and Distillers Dried Grains with Solubles (“DDGS”).  DWS is processed corn mash that contains approximately 70% moisture.  DWS has a shelf life of approximately seven days and can be sold only to farms within the immediate vicinity of an ethanol plant.  DMWS is DWS that has been dried to approximately 50% moisture.  DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets.  CDS contains approximately 75% moisture and is marketed locally.  It has a shelf life of approximately thirty days.  DDGS is DWS that has been dried to 10% to 12% moisture.  DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.  At our plant, the composition of the distillers grains we produce is approximately 3% DWS, 4% DMWS, 3% CDS and 90% DDGS.

For our fiscal year ended December 31, 2005, revenues from sales of distillers grains were approximately 13% of our total revenues.  The following table shows the percentage of our total revenues that were from sales of distillers grains for each of the last three fiscal years:

Fiscal Year	Percentage of Revenues from Sales of Distillers Grains
Ended December 31, 2005	13%
Ended December 31, 2004	14%
Ended December 31, 2003	16%

Distribution of Principal Products

The ethanol plant is located near Wentworth, South Dakota in Lake County, in eastern South Dakota.  We selected the Wentworth site because of its location to existing grain production, accessibility to road and rail transportation and its proximity to major population centers.  It is also served by the Burlington Northern Santa Fe railroad system.  It is in close proximity to multiple state highways and is near Interstate Highways 29 and 90.

Ethanol Distribution

From the date Dakota Ethanol began operations through the fiscal year ended December 31, 2005, Dakota Ethanol has marketed the ethanol produced at the plant through an exclusive marketing agreement with Ethanol Products, LLC (“Ethanol Products”), a Broin affiliate.  Under the agreement, Ethanol Products purchased and marketed all of the ethanol produced at the plant. Pursuant to the marketing agreement, Ethanol Products was responsible for determining the price and terms at which the ethanol acquired from the plant was sold and to whom it was sold.  The price received by Dakota Ethanol from the sale of ethanol was based upon the price that Ethanol Products receives from the sale of ethanol to its customers, minus a fee. Ethanol Products’ principal customers are major, multi-national oil companies with blending and refinery facilities located throughout the continental United States.  Ethanol Products sells ethanol to these customers through short-term supply contracts, after which the ethanol is shipped by Ethanol Products from the plant to these customers’ terminals located in the Midwest, Pacific Northwest, South, Southwest, and East.  The ethanol is shipped using rail cars operated by Ethanol Products or trucks supplied by companies with which Ethanol Products contracts.  On June 6, 2005, Dakota Ethanol elected not to renew its agreement with Ethanol Products and agreed that termination would become effective as of January 1, 2006.

On November 30, 2005, Dakota Ethanol entered into an Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group (“RPMG”) of Belle Plaine, Minnesota for the purposes of marketing and distributing our ethanol. Under this agreement, we had the option of using a pooled or non-pooled marketing arrangement.  We have elected to use a pooled marketing arrangement, which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG.  We pay RPMG a pooling fee for ethanol delivered to the pool, and RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  Beginning December 31, 2006, Dakota Ethanol will be eligible to purchase an ownership interest in RMPG through certain forms of capital contributions.  We expect to enter into a membership agreement with the current members of RPMG pursuant to which we expect to purchase an interest in RPMG.  The term of the ethanol marketing agreement with RMPG ends on March 31, 2007; the agreement renews automatically for additional one-year terms unless prior written notice of non-renewal is provided by either party.

Distillers Grains Distribution

From the date Dakota Ethanol began operations through the fiscal year ended December 31, 2005, Dakota Ethanol marketed its distillers grains through a contract with Broin Enterprises, Inc. d/b/a Dakota Gold Marketing, a Broin affiliate, to market all of the distillers grains produced at the plant.  Five types of distillers grains were produced by Dakota Ethanol and marketed by Dakota Gold Marketing: DDGS, Dakota Gold™, distillers wet grains, condensed distillers solubles and modified distillers grains.  Dakota Gold™ is DDGS with an added certification from Dakota Gold Marketing that the DDGS meets certain processing and production standards.

Under the marketing agreement, Dakota Gold Marketing marketed Dakota Gold ™, DDGS, distillers wet grains and modified distillers grains to local, regional and national markets.  Approximately 60% of distillers grains were shipped to national markets, primarily in the southwestern United States, and the rest to local and regional markets.  Shipments of Dakota Gold and DDGS are primarily made by rail, whereas shipments of distillers wet grains and modified distillers grains are made by truck.  Dakota Ethanol also contracts with Dakota Gold Marketing for the use of railcars in the shipping of Dakota Gold and DDGS, paying Dakota Gold Marketing a flat fee per railcar in connection with each shipment.  Although Dakota Ethanol relied exclusively upon Dakota Gold Marketing to market its distillers grains, Dakota Gold Marketing is not dependent upon one or a limited number of major customers.  On June 6, 2005, Dakota Ethanol elected not to renew its agreement with Dakota Gold Marketing and agreed to a termination date of December 1, 2005.

On November 28, 2005, Dakota Ethanol entered into a Distillers Grain Marketing Agreement with Commodity Specialists Company (CSC) of Minneapolis, Minnesota for the purpose of marketing the distillers dried grains we produce.  Under the terms of the agreement, CSC markets our distillers dried grains, and we receive a percentage of the selling price actually received by CSC in marketing our distillers grains to its customers. The term of the agreement begins on December 1, 2005 and renews automatically for an additional term of one year unless prior written notice of non-renewal is provided by either party.

Beginning on December 1, 2005, Dakota Ethanol began marketing distillers wet grains, condensed distillers solubles and modified distillers grains without the use of an external marketer.  Shipments of these products are made to local markets by truck.

Seasonal Factors in Business

In an effort to improve air quality in regions where carbon monoxide and ozone are a problem, the Federal Oxygen Program of the Clean Air Act requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas.  Gasoline that is blended with ethanol has a higher oxygen content than gasoline that does not contain ethanol.  As a result, we expect fairly light seasonality with respect to our gross profit margins on our ethanol allowing us to, potentially, be able to sell our ethanol at a slight premium during the mandated oxygenate period.  Conversely, we expect our average sales price for fuel-grade ethanol to be a little lower during the summer, when fuel-grade ethanol is primarily used as an octane enhancer or a fuel supply extender.

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol and distillers grain is corn.  To operate at a name-plate capacity of 40 million gallons, the plant requires a supply of approximately 14 million bushels of corn annually.  The plant currently operates in excess of its nameplate capacity, producing approximately 48 million gallons of ethanol annually from approximately 17 million bushels of corn.  The plant’s location near Wentworth in Lake County, South Dakota currently provides an ample supply of corn to meet and exceed the name-plate production capacity of the plant.  The 2004 corn crop was the largest corn crop on record with national production at approximately 11.8 billion bushels and South Dakota corn production at approximately 539 million bushels.  South Dakota corn production in 2005 was estimated at 470 million bushels.  National corn production in 2005 was estimated to be approximately 11.1 billion bushels, which is the second largest on record exceeded only by the 2004 crop.

For the fiscal year ended December 31, 2005, Dakota Ethanol operated under an agreement with Broin Management, LLC for price risk management related to corn requirements of the plant.  However, Dakota Ethanol terminated the agreement effective January 1, 2006.

On November 28, 2005, Dakota Ethanol entered into a Risk Management Contract with FCStone, LLC (“FCStone”) of West Des Moines, Iowa.  Under the contract, FCStone will provide all risk management services and programs relating to Dakota Ethanol’s production and sale of ethanol and distillers grains.  In exchange for these services, Dakota Ethanol will pay FCStone a fee of $3,333.33 per month, which is based on a rate of $0.001 per gallon of ethanol produced and an annual production capacity of 40 million gallons.  In addition, Dakota Ethanol will pay any commission, fee, service charge or mark-up arising from any option, futures or other risk management or cash commodity transaction executed or brokered through FCStone, not to exceed $12.50 per round turn for exchange-traded futures and options contracts and equal to $10.00 per round turn for over-the-counter transactions.  The term of the contract began on November 10, 2005 and continues until October 31, 2006, at which time the contract renews automatically for additional one-year terms unless prior written notice of non-renewal is provided by either party.

Natural Gas

Natural gas is also an important input to our manufacturing process.  Dakota Ethanol uses natural gas to dry its distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that they can be marketed to broader livestock markets, including poultry and swine markets in the continental United States.  Dakota Ethanol contracts with NorthWestern Energy for its natural gas.  Under our agreement, the price for our natural gas is based on market rates.  The agreement is in effect until 2011 and automatically renews for one-year terms.  Since operations were commenced in 2001, there have been no interruptions in the supply of natural gas from NorthWestern Energy, and all of Dakota Ethanol’s natural gas requirements have been met.

Electricity

Electricity is necessary for lighting and powering much of the machinery and equipment used in the production process.  Dakota Ethanol contracts with Sioux Valley Energy, Inc. to provide all of the electric power and energy requirements for the ethanol plant.  The agreement is in effect until 2011 and automatically renews for five-year terms, unless at least 18 months notice is given by either party to terminate the agreement prior to the expiration of the current term.  Dakota Ethanol has had no interruption or shortages in the supply of electricity to the plant since operations were commenced in 2001.

Water

Water is a necessary part of the production process.  It is used in the fermentation process and to produce steam for the cooking, evaporation, and distillation processes.  Dakota Ethanol contracts with Big Sioux Community Water System, Inc. to supply and meet its water requirements for the ethanol and distillers grains production process.  Dakota Ethanol’s agreement with Big Sioux is for automatically renewing five-year terms.  Since Dakota Ethanol’s operations were commenced in September 2001, Dakota Ethanol has had no interruption in the supply of water as all its requirements have been met.

Federal Ethanol Supports

The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports.  The most recent ethanol supports are contained in the Energy Policy Act of 2005.  Most notably, the Act creates a 7.5 billion gallon Renewable Fuels Standard (“RFS”).  The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012.  On December 28, 2005, the EPA released interim rules governing the implementation of the 2006 RFS requirement.  The EPA’s interim rule imposes a collective compliance approach, which means the requirement for 2006 fuel use is determined in the aggregate rather than on a refiner-by-refiner basis.  The EPA adopted this approach for 2006 because current uncertainties regarding the RFS might result in unnecessarily high costs of compliance if each party was required to independently comply.  Although there is not a requirement for individual parties to demonstrate compliance in 2006, the EPA found that increases in ethanol production and projections for future demand indicate that the 2006 volume is likely to be met.  However, in the unlikely event that the RFS is not met in 2006, the EPA expects to adjust the volume requirement in 2007 to cover the deficit. There are no other consequences for failure to collectively meet the 2006 standard.  The EPA expects to promulgate more comprehensive regulations by August 8, 2006, but the interim rules and collective compliance approach are expected to apply for the entire 2006 calendar year.  In 2007 and subsequent years, the EPA expects to specifically identify liable parties, determine the applicable RFS, and develop a credit trading program.  Further, the standards for compliance, record-keeping and reporting are expected to be clarified.

Historically, ethanol sales have also been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992.  The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution.  Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program.  This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.  The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol, however MTBE has caused groundwater contamination and has been banned from use by many states.  Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement.  While this may create increased demand in the short-term, we do not expect this to have a long term impact on the demand for ethanol as the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline.  However, the Act did not repeal the 2.7% oxygenate requirement for carbon monoxide non-attainment areas which are required to use oxygenated fuels in the winter months.  While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.

The use of ethanol as an alternative fuel source has been aided by federal tax policy.  On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend).  Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund.  This is expected to add approximately $1.4 billion to the highway trust fund revenue annually.  In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%.  Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund.  Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85 and the E-20 in Minnesota.  The VEETC is scheduled to expire on December 31, 2010.

The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit.  Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually.  The size of the plant eligible for the tax credit was limited to 30 million gallons.  Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons.  As a result, we expect that Dakota Ethanol will qualify under this definition under its current nameplate production capacity of 40 million gallons of ethanol per year.  The credit can be taken on the first 15 million gallons of production.  The tax credit is capped at $1.5 million per year per producer.  The credit is effective for taxable years ending after the date of enactment.

In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel.  The provision is effective for equipment placed in service December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

Additionally, Congress provides an ethanol production incentive to ethanol producers through the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  Under the program, incentive payments are allocated to ethanol producers based primarily on an increase in gallons of ethanol produced compared to the prior year’s production.  These payments are based upon increases in ethanol production relative to previous years.  The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced as a result of increased participation in the program by new and expanding plants as well as decreased federal funding.  The Bioenergy Program is scheduled to expire at the end of the federal government’s 2006 fiscal year.

The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above.  These incentives have supported a market for ethanol that might disappear without the incentives.  Alternatively, the incentives may be continued at lower levels than at which they currently exist.  The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income.

Our Competition

We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase.  Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and production efficiency, to a lesser extent, delivery service.  We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.

The ethanol industry has grown to over 95 production facilities in the United States. There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and VeraSun Energy Corporation, all of which are capable of producing more ethanol than we expect to produce.  Archer Daniels Midland recently announced its plan to add approximately 500 million gallons per year of additional ethanol production capacity in the United States. ADM is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. ADM’s plan to produce an additional 500 million gallons of ethanol per year will strengthen its position in the ethanol industry and cause a significant increase in domestic ethanol supply.

According to the Renewable Fuels Association, excluding our plant, South Dakota currently has 10 ethanol plants with a production capacity of approximately 420 million gallons per year.  In addition, expansions of existing plants and at least 2 plants currently under construction are expected to add at least an additional 128 million gallons of annual capacity.  The following map depicts the South Dakota Ethanol plants currently in operation:

Source:  Iowa State University, Iowa Beef Center

The following table identifies most of the ethanol producers in the United States along with their production capacities:

U.S. FUEL ETHANOL PRODUCTION CAPACITY
million gallons per year (mmgy)

Company	Location	Feedstock	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE			88
ACE Ethanol, LLC	Stanley, WI	Corn	39
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a. EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL	Corn	1,070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley

ASAlliances Biofuels, LLC	Albion, NE	Corn		100
	Linden, IN	Corn		100
Aventine Renewable Energy, LLC	Pekin, IL	Corn	100	57
	Aurora, NE	Corn	50
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	40
Blue Flint Ethanol	Underwood, ND	Corn	50
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Central Indiana Ethanol, LLC	Marion, IN	Corn		40
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	24	9
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn		40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
E3 Biofuels	Mead, NE	Corn		24
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
Frontier Ethanol, LLC	Gowrie, IA	Corn		60
Front Range Energy, LLC	Windsor, CO	Corn		40
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC	Granite Falls, MN	Corn	45
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	50	50
	Fairbank, IA	Corn		100
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Horizon Ethanol, LLC	Jewell, IA	Corn	60
Husker Ag, LLC*	Plainview, NE	Corn	26.5

Illinois River Energy, LLC	Rochelle, IL	Corn		50
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn		40
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn		50
Liquid Resources of Ohio	Medina, OH	Waste Beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Merrick/Coors	Golden, CO	Waste beer	1.5	1.5
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Grain Processors*	Lakota, IA	Corn	95
	Riga, MI	Corn		57
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	17.5	4.5
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn		45
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Pacific Ethanol	Madera, CA	Corn		35
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn		55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Platte Valley Fuel Ethanol, LLC	Central City, NE	Corn	40
Prairie Ethanol, LLC	Loomis, SD	Corn		60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn		40
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn		50
Redfield Energy, LLC	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12

Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	10
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	55
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67
The Andersons Albion Ethanol LLC	Albion, MI	Corn		55
Trenton Agri Products, LLC	Trenton, NE	Corn	35	10
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn		100
	Lake Odessa, MI	Corn		45
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
Val-E Ethanol, LLC	Ord, NE	Corn		45
VeraSun Energy Corporation	Aurora, SD	Corn	230	110
	Ft. Dodge, IA	Corn
	Charles City, IA	Corn
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn		40
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Wyoming Ethanol	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5
Total Current Capacity at 97 ethanol biorefineries			4481.4
Total Under Construction (33)/ Expansions (9)				2061
Total Capacity			6542.4

*farmer-owned
Updated: March 20, 2006

Competition with Ethanol Imported from Other Countries

Ethanol production is also expanding internationally.  Ethanol produced or processed in certain countries in Central American and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative.  Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

Brazil is currently the world’s largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Brazil experienced a dramatic increase in ethanol production and trade in 2004, exporting approximately 112 million gallons to the U.S. alone. Reports in January 2006 estimated that Brazil produced approximately 4.5 billion gallons of ethanol in 2005 and exported a total of 554 million gallons of ethanol worldwide.  Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably.

Competition from Alternative Fuels

Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol.  Although currently the subject of several state bans, many major oil companies can produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies.

Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development by ethanol and oil companies with far greater resources. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of MTBE and ethanol.  New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.

Distillers Grains Competition

Our plant primarily competes with other ethanol producers in the production and sales of distillers grains.  According to the University of Minnesota’s DDGS—General Information website (November 28, 2005) approximately 3,200,000 to 3,500,000 tons of distillers grains are produced annually in North America, approximately 98% of which are produced by ethanol plants. The remaining 1 to 2% of DDGS is produced by the alcohol beverage industry.  Ethanol plants in South Dakota and Minnesota produce about 25% of this amount. The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase.  In addition, our distillers grains compete with other livestock feed products such as soybean meal, corn gluten feed, dry brewers grain and mill feeds.

General Ethanol Demand and Supply

Ethanol has important applications, primarily as a high-quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance.  Ethanol contains 35% oxygen by weight.  When combined with gasoline, ethanol acts as an oxygenate.  As a result, the gasoline burns cleaner, and releases less carbon monoxide and other exhaust emissions into the atmosphere.

According to the Renewable Fuels Association, demand for fuel ethanol in the United States continued increase in 2005.  In its report titled, “Ethanol Industry Outlook 2006,” the Renewable Fuels Association anticipates demand for ethanol to remain strong.  The implementation of the Renewable Fuels Standard contained in the Energy Policy Act of 2005 is expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.  In addition, the passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”), is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets.

The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. According to the Renewable Fuels Association, the bill is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while this bill may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. Alternatively, since the RFS begins at 4 billion gallons in 2006 and national production is expected to exceed this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This would have an immediate adverse effect on our earnings.

In addition, demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. According to the National Ethanol Vehicle Coalition, there are currently about 4.5 million flexible fuel vehicles capable of operating on E85 in the U.S.

and 400 retail stations supplying it. Automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year.  However, E85 usage may be negatively impacted because of reduced fuel efficiency and required engine modification.

The supply of domestically produced ethanol is at an all-time high. The Renewable Fuels Association estimates that ethanol production in 2005 reached a record 4 billion gallons, an increase of 17% since 2004 and 126% since 2001.  The following table shows U.S. ethanol production capacity by state as of March 2006:

Ethanol Production Capacity Ranked by State
(Largest to Smallest Production Capacity as of March 2006)

Rank	State	Ethanol Production Capacity (Million Gallons Per Year)
1	Iowa	1,809.5
2	Nebraska	1,048.5
3	Illinois	881.0
4	South Dakota	603.0
5	Minnesota	593.6
6	Indiana	282.0
7	Wisconsin	228.0
8	Kansas	212.5
9	Michigan	207.0
10	Missouri	155.0
11	Colorado	85.0
12	North Dakota	83.5
13	California	68.0
14	Tennessee	67.0
15	Arizona	55.0
16	Kentucky	35.4
17	New Mexico	30.0
18	Texas	30.0
19	Wyoming	5.0
20	Ohio	3.0
21	Georgia	0.4
	United States Total	6,482.4

Sources:  Renewable Fuels Association, Washington, DC.  Nebraska Energy Office, Lincoln, NE.

Ethanol supply is also affected by ethanol produced or processed in certain countries in Central America and the Caribbean region.  A portion of the ethanol produced in these countries is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative (“CBI”).  Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol.  The International Trade Commission recently announced the 2006 CBI import quota of 268.1 million gallons of ethanol, up from 240.4 million gallons in 2005.  In the past, legislation was introduced in the Senate that would limit the transshipment of ethanol through the CBI.  It is possible that similar legislation will be introduced this year, however, there is no assurance or guarantee that such legislation will be introduced or that it will be successfully passed.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.

Dependence on One or a Few Major Customers

As discussed above, we have entered into marketing agreements for services related to marketing and distributing our principal products, ethanol and distillers grains.  Under our former agreement with Broin-related entities and our current agreements with RPMG and CSC, we rely on others for the sale and distribution of almost all of our products, except for those distillers grains that we market locally.  Therefore, we expect to continue to be highly dependent on RPMG and CSC for the successful marketing of our products.  Any loss of RPMG or CSC as our marketing agent for our ethanol and distillers grains or any lack of performance under the agreement or inability to secure competitive prices could have a significant negative impact on our revenues.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations, and we have been required to obtain a number of environmental permits to construct and operate the plant.  We have obtained all of the necessary permits to operate the plant including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, and an alcohol fuel producer’s permit.  In addition, we have completed a spill prevention control and countermeasures plan.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

In addition, we may be required to purchase and install equipment for controlling and improving emissions.  In 2005, our costs of environmental compliance were approximately $285,000, which includes the installation of pollution equipment including a scrubber and vapor flare.  We do not anticipate incurring additional significant expenses for such equipment in 2006.

We are subject to oversight activities by the EPA.  There is always a risk that the EPA may enforce certain rules and regulations differently than South Dakota’s environmental administrators.  South Dakota or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant.  Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

The government’s regulation of the environment changes constantly.  It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.  It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of the operation of the plant may increase.  Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Employees

As of December 31, 2005, we had a total of 38 full-time employees, including 32 full-time employees in ethanol production operations and 6 full-time employees in general management and administration.  We do not expect to hire a significant number of employees in the next 12 months.

ITEM 1A.                                            RISK FACTORS.

You should carefully read and consider the risks and uncertainties below and the other information contained in this report.  The risks and uncertainties described below are not the only ones we may face.  The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.

Risks Relating to Our Business

We operate in an emerging growth industry.  We commenced production of ethanol at our plant in September 2001.  We have recently terminated our contracts with Broin-related entities that have more experience in the ethanol industry than we do.  Accordingly, we have a limited operating history from which you can evaluate our business and prospects.  Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors.  Many of these factors are outside our control.  As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance.  In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.

Our business is not diversified.  Our success depends largely upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains.  If economic or political factors adversely affect the market for ethanol, the company has no other line of business to fall back on if the ethanol business declines. Our business would also be significantly harmed if our ethanol plant could not operate at full capacity for any extended period of time.

Our financial performance is significantly dependent on corn and natural gas prices.  Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas.  Generally, we cannot pass on increases in input prices to our customers.  Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control.

Corn, as with most other crops, is affected by weather, disease and other environmental conditions.  The price of corn is also influenced by general economic, market and government factors.  These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality.  Changes in the price of corn can significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets.  If our region becomes saturated by ethanol plants, the corn for ethanol could consume a significant portion of the total corn production in our region, which would likely drive up local corn prices.  We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

Natural gas has recently been available only at prices greatly exceeding historical averages.  These prices are increasing our costs of production.  The prices for and availability of natural gas are subject to volatile market conditions, including supply shortages and infrastructure incapacities.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.

We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business - We engage in hedging transactions.”

The spread between ethanol and corn prices can vary significantly.  Corn costs significantly impact our cost of goods sold.  Our gross margins are principally dependent upon the spread between ethanol and corn prices.  Recently, the spread between ethanol and corn prices has been at historically high levels, due in large part to high oil prices and low corn prices.  However, this spread fluctuated significantly in 2005 and may fluctuate significantly in the future.  Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.

Our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains. The prices of ethanol and distillers grains can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.

The price of ethanol has recently been much higher than its 10-year average. We do not expect these prices to be sustainable as supply from new and existing ethanol plants increases to meet increased demand. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those by-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and corn production creating lower profits. There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less income which would decrease our revenues and profitability.

We sell all of the ethanol we produce to RPMG under our ethanol marketing agreement.  RPMG is the sole buyer of all of our ethanol, and we rely heavily on its marketing efforts to successfully sell our product.  Because RPMG sells ethanol for a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent upon the financial health of RPMG, as a significant portion of our accounts receivable are attributable to RPMG.  If RPMG breaches the ethanol marketing agreement or is not in the financial position to purchase and market all of the ethanol we produce, we could experience a material loss and we may not have any readily available means to sell our ethanol, and our financial performance will be adversely and materially affected.  If our agreement with RPMG terminates, we may seek other arrangements to sell our ethanol, including selling our own product, but we give no assurance that our sales efforts would achieve results comparable to those achieved by RPMG.

We sell a substantial portion of the distillers grains we produce to CSC under our distillers grains marketing agreement.  CSC is the sole buyer of all of our distillers grains that we not sell locally, and we rely heavily on its marketing efforts to successfully sell our product.  Because CSC sells distillers grains for a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent upon the financial health of CSC, as a significant portion of our accounts receivable are attributable to CSC.  If CSC breaches the distillers grains marketing agreement or is not in the financial position to purchase and market all of the distillers grains we produce, we could experience a material loss and we may not have any readily available means to sell our distillers grains, and our financial performance will be adversely and materially affected.  If our agreement with CSC terminates, we may seek other arrangements to sell our distillers grains, including selling our own product, but we give no assurance that our sales efforts would achieve results comparable to those achieved by CSC.

We engage in hedging transactions that may be costly and ineffective.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent upon the cost of corn and natural gas and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural prices. Alternatively, we may choose not to engage in hedging transactions in the future.  As a result, our results of operations and financial conditions may also be adversely affected during periods in which corn and/or natural gas prices increase.

Hedging activities themselves can result in costs because price movements in corn and natural gas contracts are highly volatile and are influenced by many factors that are beyond our control.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.  We may incur such costs and they may be significant.

Advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Risks Related to Ethanol Industry

New plants or decreases in the demand for ethanol may result in excess production capacity.  The supply of domestically produced ethanol is at an all-time high. The Renewable Fuels Association estimates that ethanol production in 2005 reached a record 4 billion gallons, an increase of 17% since 2004 and 126% since 2001.  The ethanol industry has grown to over 90 production facilities in the United States. Excluding our facility, South Dakota currently has at least 12 ethanol plants in various stages of development or operation.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

We operate in a competitive industry and compete with larger, better financed entities.  There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce.  Archer Daniels Midland recently announced its plan to add approximately 500 million gallons per year of additional ethanol production capacity in the United States. ADM is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. ADM’s plan to produce an additional 500 million gallons of ethanol per year will strengthen its position in the ethanol industry and cause a significant increase in domestic ethanol supply.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.

We compete with other gasoline additives.  Our ethanol plant also competes with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether (MTBE). MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Many major oil companies produce MTBE and strongly favor its use because it is petroleum-based. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so.

Competition from the advancement of alternative fuels may lessen the demand for ethanol.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

Corn-based ethanol may compete with cellulose-based ethanol in the future.  Especially in the Midwest, most ethanol is currently produced from corn and other raw grains, such as milo or sorghum. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, a recent report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and financial condition will be negatively impacted.

Ethanol imported from Caribbean basin countries may be a less expensive alternative to our ethanol.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably, adversely affect our results of operations and financial condition.

Ethanol imported from Brazil may be a less expensive alternative to our ethanol.  Brazil is currently the world’s largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Brazil experienced a dramatic increase in ethanol production and trade in 2004, exporting approximately 112 million gallons to the U.S. alone. Reports in January 2006 estimated that Brazil produced approximately 4.5 billion gallons of ethanol in 2005 and exported a total of 554 million gallons of ethanol worldwide.  Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably and our financial condition.

Consumer beliefs may affect the demand for ethanol.  We believe that certain consumers perceive the use of ethanol to have a negative impact on gasoline prices at the pump. Some consumers also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be widespread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for our product and negatively affect our profitability and financial condition.

Risks Related to Regulation and Governmental Action

A change in government policies favorable to ethanol may cause demand for ethanol to decline.  Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning Methyl Tertiary Butyl Ether (MTBE) and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our results of operations, financial condition and cash flows.

Government incentives for ethanol production may be eliminated in the future.  The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could negatively affect our profitability and financial condition.

Another important provision involves an expansion in the definition of who qualifies as a small ethanol producer. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. This tax credit may foster additional growth in ethanol plants of a larger size and increase competition in this particular plant size category.

Changes in environmental regulations or violations of the regulations could reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  We do not assure you that we have been, are or will be at all times in complete compliance with these laws, regulations or permits or that we have had or have all permits required to operate our business.  We do not assure you that we will not be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

ITEM 2.                                                     PROPERTIES.

We own an 88% interest in Dakota Ethanol.  The ethanol plant is located on Dakota Ethanol’s 77 acre rural site near Wentworth, South Dakota. The plant grinds approximately 17 million bushels of corn per year to produce approximately 48 million gallons of ethanol.  The original construction of the plant was completed in 2001 and consists of the following buildings:

•                  A processing building, which contains processing equipment, laboratories, control room and offices;

•                  A grain receiving and shipping building;

•                  A mechanical building, which contains maintenance offices, storage and a welding shop; and

•                  An administrative building, along with furniture and fixtures, office equipment and computer and telephone systems.

The plant includes a fermenter walkway, gas dryer, evaporator and storage facilities for ethanol and distiller grains.  The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and access roads.

All of Dakota Ethanol’s tangible and intangible property, real and personal, serves as the collateral for the debt financing with First National Bank of Omaha, which is described below under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness.”

ITEM 3.                                                     LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, Dakota Ethanol or we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the managers that could result in the commencement of legal proceedings.

After Dakota Ethanol’s plant was operational in late 2001, Dakota Ethanol determined through a series of internal tests between February and May of 2002 that certain emissions may have exceeded air quality limits under state and federal law.  Dakota Ethanol initiated steps to correct potential excessive emissions, including certain operational changes and installing a thermal oxidizer, which is a pollution control device designed to reduce emissions.  In addition, the South Dakota Department of Environment and Natural Resources informed Dakota Ethanol that certain emissions from the plant exceeded the limits allowed under state law and the plant’s Title V Air Quality Operating Permit.  To date, the Department of Environment and Natural Resources has not initiated any regulatory action against Dakota Ethanol for these alleged excessive emissions in 2002, and it remains uncertain whether any action will be taken or the type and magnitude of such action.  Fines and/or other penalties could result.  Currently, management believes that the plant fully complies with federal and state air quality laws and its Title V Air Quality Operating Permit.

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

On January 6, 2003, the Environmental Protection Agency (EPA) issued formal information requests to many ethanol plants including those designed, constructed, and/or managed by Broin or its affiliates.  The requests required that the subject ethanol plants, including Dakota Ethanol, provide the EPA with certain emissions data, presumably to determine whether the plants were in compliance with the Clean Air Act. Since these requests were made, Broin and Associates has been holding ongoing discussions with the EPA regarding the application and use of testing methods for quantifying certain emissions at the plants managed by Broin.  To date, no action has been taken nor has any final resolution been made regarding this matter.  It is also uncertain whether the EPA will take any action with respect to its formal information requests, or what the result or effect will be on Dakota Ethanol of the discussions between Broin and Associates and the Environmental Protection Agency.  However, it is possible that fines or other penalties could result if the EPA took action on the matter.

In late 2002, the South Dakota Department of Environment and Natural Resources began requiring new ethanol plants in South Dakota to include a new method for quantifying emissions from the plants.  The new method is commonly referred to as the Midwest Scaling Method or the “multiplier.”  When the multiplier is used, emission test results are generally higher than when traditional test measures are employed.  In response to the Department of Environment and Natural Resource’s multiplier requirement, Dakota Ethanol, five other ethanol plants in South Dakota, and Broin Management filed a petition and declaratory judgment on December 29, 2003 before the South Dakota Board of Minerals and Environment requesting that the Board of Minerals and Environment bar the state agency from using and applying the multiplier in quantifying emissions because its use was inappropriate and unlawful.  On June 16, 2004, the Board of Minerals and Environment ruled that the multiplier was not allowed by state or federal emission test methods or regulations. The effect of this ruling, if final, is that the Department of

Environment and Natural Resources can no longer use or require the use of the multiplier to measure emissions from Dakota Ethanol’s plant.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS AND ISSUER PURCHASES OF MEMBERSHIP UNITS.

Recent Sales of Unregistered Securities

None.

Market Information

There is no public trading market for our units.  Our units may only be transferred in accordance with our Capital Units Transfer System, which provides for transfers by gift to family members, upon death, and through a qualified matching service, subject to approval by our board of managers.  Our qualified matching service is operated through Variable Investment Advisors, Inc., a registered broker-dealer based in Sioux Falls, South Dakota.  Variable Investment Advisor’s Alternative Trading System may be accessed at www.agstocktrade.com. The matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units.  We do not receive any compensation relating to the matching service.  We have no role in effecting the transactions beyond approval, as required under our operating agreement and the issuance of new certificates.  So long as we remain a Section 12 registrant and a publicly reporting company, information about the company will be publicly available through the SEC’s filing system.  However, if at any time we cease to be a Section 12 registrant or publicly reporting company, we will continue to make information about the company publicly available on our website.

Unit Holders

As of the date of filing of this report, the company had 29,620,000 membership units issued and outstanding and a total of approximately 992 membership unit holders.  There is no other class of membership unit issued or outstanding.

Distributions

Under the terms of our Amended and Restated Operating Agreement, we are required to make distributions to our members and may not retain more than $200,000 of net cash from operations, unless (1) a 75% supermajority of our board decides otherwise; (2) it would violate or cause a default under the terms of any debt financing or other credit facilities; or (3) it is otherwise prohibited by law.  Our ability to make distributions to our members is dependent upon the distributions made to us by Dakota Ethanol.  Revenues generated from plant operations are distributed by Dakota Ethanol to us in proportion to our equity ownership in Dakota Ethanol.  We distribute the revenues received from Dakota Ethanol to our unit holders in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.  Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness.”

In addition, distributions to our unit holders are subject to certain loan covenants and restrictions that require us to make additional loan payments based on excess cash flow.  These loan covenants and restrictions are described in greater detail under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

2005 Distributions

In fiscal year 2005, Dakota Ethanol made total cash distributions to LACP of approximately $11.8 million and approximately $1.6 million to the minority members.  As a result, our board of managers approved cash distributions to our members totaling $11,551,800.  The following chart lists the cash distributions made to our members in 2005:

Date of Board Approval	Total Distribution	Distribution Per Unit	Distributed to Members of Record as of:
December 20, 2004	$2,073,400.00	$0.07	January 1, 2005

February 18, 2005	$2,962,000.00	$0.10	January 1, 2005

April 15, 2005	$1,777,200.00	$0.06	January 1, 2005

August 26, 2005	$1,777,200.00	$0.06	May 1, 2005

December 16, 2005	$2,962,000.00	$0.10	September 1, 2005

Totals	$11,551,800.00	$0.39

2004 Distributions

In 2004, Dakota Ethanol made cash distributions to LACP of approximately $4,100,000 million and approximately $600,000 to the minority members.  As a result, LACP distributed approximately $4,100,000 million, or $0.14 per capital unit, to our members in 2004.

ITEM 6.                                                     SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data of Lake Area Corn Processors, LLC and Dakota Ethanol, LLC for the periods indicated. The audited financial statements included in Item 8 of this report have been audited by our independent auditors, Eide Bailly, LLP.

Statement of Operations Data:	2005	2004	2003
Revenues	$80,020,970	$84,432,486	$69,391,182

Cost of Revenues	63,201,108	71,736,360	60,198,865

Gross Profit	16,819,862	12,696,126	9,192,317

General and Administrative Expense	(3,610,590)	(3,058,024)	(2,620,736)

Income From Operations	13,209,272	9,638,102	6,571,581

Interest Expense	(1,089,364)	(1,300,647)	(1,461,763)

Other Income	238,705	223,548	147,629

Minority Interest in Subsidiary Income	(1,494,029)	(1,037,458)	(641,767)

Net Income	10,864,584	7,523,545	4,615,680

Capital Units Outstanding	29,620,000	29,620,000	29,620,000
Net Income Per Capital Unit	0.37	0.25	0.16
Cash Distributions per Capital Unit	0.32	0.21	0.12

Balance Sheet Data:	2005	2004	2003
Working Capital	$1,940,335	$(145,791)	$(115,841)
Net Property, Plant & Equipment	33,468,374	34,862,856	35,998,055
Total Assets	42,946,122	46,065,440	45,998,055
Long-Term Obligations	8,601,196	9,882,779	12,682,279
Minority Interest	3,234,649	3,055,597	2,863,277
Member’s Equity	24,013,590	22,627,406	21,324,061
Book Value Per Capital Unit	0.81	0.76	0.72

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Item 1A - Risk Factors” and elsewhere in this annual report.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Overview

We own an 88% interest in Dakota Ethanol, LLC.  Dakota Ethanol owns and operates an ethanol plant with a nameplate capacity of 40 million gallons per year.  The plant currently operates in excess of its nameplate capacity, producing approximately 48 million gallons of ethanol per year.  Our revenues are derived from the sale and distribution of Dakota Ethanol’s ethanol and distillers grains throughout the continental United States.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. After processing the corn, the ethanol is sold to our ethanol marketer, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  For the fiscal year ending December 31, 2005, our ethanol was marketed by Ethanol Products, LLC, a Broin affiliate.  Beginning January 1, 2006, our ethanol will be marketed by RMPG pursuant to our ethanol marketing agreement.  We have elected to use a pooled marketing arrangement which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG.  We pay RPMG a pooling fee for ethanol delivered to the pool, and RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  Except distillers grains we sell directly to local farmers, our distillers grains are sold through a marketer that markets and sells the product to livestock feeders.  From the commencement of our operations through December 1, 2005, Dakota Gold Marketing, a Broin affiliate, marketed our distillers grains.  Subsequent to December 1, 2005, our distillers grains will be marketed by Commodity Specialist Company (CSC).  For our distillers grains, we receive a percentage of the selling price actually received by CSC in marketing the distillers grains to its customers.

Our operating income or loss is significantly tied to the price at which ethanol and distillers grains are sold.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  Surplus ethanol supplies also tend to put downward price pressure on ethanol.  In contrast, the price of distillers grains generally tends to fluctuate based on the price of substitute livestock feed, such as corn and soybean meal.  Surplus grain supplies also tend to put downward price pressure on distillers grains.

Our cost of revenues, which includes production expenses, is significantly affected by the cost of corn and natural gas.  In 2005, for instance, the cost of corn was approximately 50% of total cost of revenues, whereas the cost of natural gas was approximately 23% of total cost of revenues.  Comparatively, in 2004, the cost of corn was approximately 60% of total cost of revenues, whereas the cost of natural gas was approximately 15% of total cost of revenues.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, risk management and weather, much of which we have no control over.  Natural gas prices fluctuate with the energy complex in general.  Over the last few years, natural gas prices have trended higher than average and it appears they will continue to trend higher due to the high price of fuel oil and increased demand.

We are subject to industry-wide factors that affect our revenues and profits.  These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are made; the cost of natural gas, which we use in the production of ethanol and distillers grains; dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; changes in federal ethanol tax incentives; and the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations

Comparison of Year Ended December 31, 2005 and 2004.

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2005 and 2004:

	2005		2004
Income Statement Data:	Amount	%	Amount	%
Revenues	$80,020,970	100.0	$84,432,486	100.0

Cost of Revenues	63,201,108	79.0	71,736,360	85.0

Gross Profit	16,819,862	21.0	12,696,126	15.0

General and Administrative Expense	(3,610,590)	(4.5)	(3,058,024)	(3.6)

Income From Operations	13,209,272	16.5	9,638,102	11.4

Interest Expense	(1,089,364)	(1.4)	(1,300,647)	(1.5)

Other Income	238,705	0.3	223,548	0.3

Minority Interest in Subsidiary Income	(1,494,029)	(1.9)	(1,037,458)	(1.2)

Net Income	10,864,584	13.6	7,523,545	8.9

Revenues

The decrease in revenues from fiscal year 2005 compared to fiscal year 2004 is due primarily to a decrease in the price of ethanol and distillers grains, which resulted in lower revenues from sales of those products.  In addition, revenue decreased due to lower production volume as a result of additional plant downtime for general maintenance.  Net gallons of denatured ethanol sold totaled 47.8 million in fiscal 2005 compared to 49.3 million in fiscal 2004.  The average per gallon price we received for our ethanol sold for 2005 decreased by approximately 1% compared to the twelve months ended December 31, 2004.  Sales of co-products decreased by approximately 15% in 2005 compared to co-products sales in 2004 due to decreased market prices for corn and other alternative feedstocks.  In addition, the total incentive revenue from state and federal programs decreased by approximately 13%.

Although ethanol prices were strong for part of the first fiscal quarter of 2005, excess supply of ethanol due to increased production caused ethanol prices to decline during the first three quarters of the year.  Although ethanol prices increased in the third quarter, Dakota Ethanol was not able to take advantage of these higher prices during the third or fourth quarters because a large portion of its ethanol production had been pre-sold below market rates.

Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals have all contributed to a strengthening of ethanol prices.

Management currently expects ethanol prices to remain higher in the short-term than historical averages.  However, in order to sustain these higher price levels, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production. Ethanol production continues to grow as additional plants become operational.  According to the Renewable Fuels Association, there are over 90 ethanol plants in operation nationwide that have the capacity to annually produce approximately 4.4 billion gallons of ethanol.  Of these, there are at least 8 plants undergoing expansions.  In addition, over 30 new ethanol plants are under construction.  Expansions and plants under construction are expected to add an additional 2.1 million gallons of annual capacity.  In addition, ADM has announced a plan to add 500 million gallons of ethanol production, clearly indicating its desire to maintain a significant share of the ethanol market.

We also expect that use of ethanol as a fuel oxygenate may increase due to decreased use of methyl tertiary butyl ether (“MTBE”), the primary competitor of ethanol as a fuel oxygenate.  Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, the Act’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s reformulated gasoline oxygenate requirement.  While this may create some additional demand in the short term, the Act repeals the Clean Air Act’s 2% oxygenate requirement.  However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas.  These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter.  The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight.  This is the equivalent of 7.7% ethanol by volume in a gasoline blend.  This requirement was unaffected by the Act and a number of states, including California, participate in this program.  As a result, demand for ethanol in these areas during the winter months may increase and positively effect ethanol prices.

Increased consumption of E85 fuel and increased consumer awareness of ethanol may increase ethanol demand.  The US Department of Energy Alternative Fuels Data Center has reported that the availability and use of E85 is growing nationally, and the availability of E85 and FFVs is expected to increase significantly in the next few years.  According to the National Ethanol Vehicle Coalition, the benefits of E85 include less dependence upon oil imported from other countries, in addition to environmental benefits because E85 contains roughly 80% less of the potential contaminants found in gasoline.  However, consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce our revenues. .

Revenues from distillers grains decreased throughout the fiscal year, due to decreasing distillers grain prices.  Lower distillers grain prices were attributed in part to increased distillers grains production by new ethanol plants and in part to an abundant supply of grains and feed proteins as a result of the record grain harvests in 2004 and 2005.

We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol.  See ITEM 1. BUSINESS—Federal Ethanol Supports.  Incentive revenue from state and federal programs decreased 35% from the fiscal year ended December 31, 2004 to the fiscal year ended December 31, 2005.  The incentive revenue from the United States Department of Agriculture’s Commodity Credit Bioenergy Program decreased because funding for the program has been reduced.  This reduction is attributed to an increase in the number of eligible participants in the program, which reduces our share of the payments.  The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced as a result of increased participation in the program by new and expanding plants as well as decreased federal funding.  The Bioenergy Program is scheduled to expire at the end of the federal government’s 2006 fiscal year.

Incentive revenue from the State of South Dakota increased $35,000, or 5%.  Although funds allocated to this program increased in the 2005 program year and are expected to increase in the 2006 program year, it is uncertain whether the funds allocated to this program will be depleted before the end of these program years, much of which is dependent upon the production levels of all plants in South Dakota during these periods.

Cost of Revenues

Our cost of revenues as a percentage of revenues were 79% and 85% for the twelve months ended December 31, 2005 and 2004 respectively.  The decrease in our cost of revenues from period to period is primarily due to our reduced corn costs.  Our average per bushel price we paid for our corn decreased approximately 16% for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004.

We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We partially offset these losses with the cash price we paid for corn.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Corn costs significantly impact our cost of goods sold.  The 2004 corn crop was the largest corn crop on record with national production at approximately 11.8 billion bushels and South Dakota production at approximately 539 million bushels. This allowed ethanol plants to purchase corn cheaply throughout 2005, which widened profit margins for many ethanol plants in the current year.  The 2005 national corn crop was the second largest on record with approximately 11.1 million bushels produced nationally, and 470 million bushels produced in South Dakota.  As a result, we expect corn prices to remain at relatively low levels into the 2005-2006 marketing year.

We expect the grain market to begin focusing on prospects for the 2006 crop.  Variables such as rainfall, planting dates, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins. Demand for US corn is at an all time high.  Although carryout supplies for the 2006 marketing year are forecasted to be the largest year to year corn carryout since the late 1980’s, any production shortfall during the 2006 growing season will create volatility and may increase our cost of corn.  In addition, newly constructed ethanol plants and expansions of existing plants in our geographic area may lead to increased demand for corn, higher prices and possibly an inadequate supply of corn from local producers.

 Natural gas has recently been available only at prices exceeding historical averages.  As a result, our natural gas costs for fiscal year ending December 31, 2005 were substantially higher than in the 2004 fiscal year.  These prices are increasing our costs of production.  In late August 2005, Hurricane Katrina caused dramatic damage to areas of Louisiana, which is the location of one of the largest natural gas hubs in the United States. As the damage from the hurricane became apparent, natural gas prices substantially increased. It is currently unknown how the damage will affect intermediate and long term prices of natural gas. Hurricane Rita also impacted the Gulf Coast and caused shutdowns at several Texas refineries, which further increased natural gas prices. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices.  Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

General and Administrative Expense

Our operating expenses as a percentage of revenue were approximately 4.5% and 3.6% for fiscal year 2005 and 2004 respectively.  This increase is due primary to an increase in the management incentive fee owed to Broin Management, which is based directly on Dakota Ethanol’s net income.  In addition, payment to Broin Management relating to the termination of the contracts with Broin Management also increased our administrative expense.

Income from Operations

Our income from operations for fiscal year 2005 totaled $13,209,272 compared to $9,638,102 for fiscal year 2004.  This was a result of the decrease in cost of revenues for the fiscal year ended December 31, 2005.

Other Income and Expense

Our total other income and expense for the twelve months ended December 31, 2005 was substantially the same as the other income and expense for the twelve months ended December 31, 2004.  Our interest expense for the fiscal year ended 2005 decreased due to a reduction in the principal balance on the loans outstanding with Dakota Ethanol’s primary lender.

Minority Interest in Subsidiary Income

Minority interest in subsidiary income increased to $1,494,029 for the year ended December 31, 2005, from $1,037,458 for the year ended December 31, 2004.  The increase in minority interest in subsidiary income was primarily due to the increased profitability of Dakota Ethanol, which increased by approximately $3.3 million from the year ended December 31, 2004.

Net Income

Net income increased to approximately $10.8 million for the year ended December 31, 2005 from $7.5 million for the year ended December 31, 2004.  A decrease in corn costs was the primary factor in the increase in our net income.

Comparison of Year Ended December 31, 2004 and 2003.

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2004 and 2003:

	2004		2003
Income Statement Data:	Amount	%	Amount	%
Revenues	$84,432,486	100.0	$69,391,182	100.0

Cost of Revenues	71,736,360	85.0	60,198,865	86.8

Gross Profit	12,696,126	15.0	9,192,317	13.2

General and Administrative Expense	(3,058,024)	(3.6)	(2,620,736)	(3.8)

Income From Operations	9,638,102	11.4	6,571,581	9.4

Interest Expense	(1,300,647)	(1.5)	(1,461,763)	(2.1)

Other Income	223,548	0.3	147,629	0.2

Minority Interest in Subsidiary Income	(1,037,458)	(1.2)	(641,767)	(0.9)

Net Income	7,523,545	8.9	4,615,680	6.7

Revenues

Revenue increased $15.0 million or 22% from the year ended December 31, 2003 to the year ended December 31, 2004.  The increase was due primarily to an increase in ethanol revenues, which was due primarily to an increase in the price of ethanol.  The average sales price of ethanol increased 22% from the year ended December 31, 2003 to the year ended December 31, 2004.  Ethanol prices increased because of strong demand for ethanol and a continuation of higher prices of unleaded gasoline.

Revenue from the sale of distillers grains increased $300,000, or 3%, from the year ended December 31, 2003 to the year ended December 31, 2004.  The increase in distillers grain sales was due primarily to a 4% increase in sales volume, offset by a 1% decrease in sales price.

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

Cost of Revenues

Cost of revenues, which includes production expense, increased 19% to $71.7 million for the year ended December 31, 2004 from $60.2 million for the year ended December 31, 2003.  The increase in the cost of corn was caused by an approximately 7% increase in the market price of corn per bushel from the year ended December 31, 2003 to the year ended December 31, 2004 and the risk management program in 2004.

In terms of risk management in 2004, the use of corn derivative instruments relative to the price fluctuation of corn in 2004 was a primary factor for the increase in cost of corn. Gains and losses that result from a change in value of corn and natural gas derivative instruments are recognized in cost of revenues as the changes occur.  For the year ended December 31, 2004, costs of revenues include losses of $3.8 million from the use of corn derivative instruments, up from $30,000 in 2003.  These losses were caused by fluctuations in the price of corn in 2004. At the end of 2003, Dakota Ethanol increased its use of corn derivative instruments and positions to protect against the market price forecasts for corn.  Those forecasts predicted higher prices for corn because of low world carryout prior to the growing season, decreased production, and drought.  As the year progressed, however, and it became apparent that corn production would be much higher than expected, the original market forecasts proved incorrect and the market price of corn actually declined.  When the market price declined, the value of the corn derivative instruments fell which led to an increase in cost of revenues. Dakota Ethanol recorded an increase to the cost of revenues of $4,069,718, and $25,192 related to derivative contracts for the years ended December 31, 2004 and 2003, respectively.

General and Administrative Expenses

General and administrative expenses increased 17% to $3.1 million for the year ended December 31, 2004 from $2.6 million for the year ended 2003.  The increase in general and administrative expenses was primarily due to an increase in the management incentive fees paid to Broin Management, LLC.  As net income rose, management incentive fees increased by 21% from the year ended December 31, 2003 to the year ended December 31, 2004.

Interest Expense

Interest expense decreased 11% to $1.3 million for the year ended December 31, 2004 from $1.4 million for the year ended of 2003.  The decrease in interest expense was primarily due to a reduction in the principal balance outstanding of all loans with First National Bank of Omaha.

Minority Interest in Subsidiary Income

Minority interest in subsidiary income increased 62% to $1.0 million for the year ended December 31, 2004 from $642,000 for the year ended of 2003.  The increase in minority interest in subsidiary income was primarily due to the increased profitability of Dakota Ethanol which increased by 62% for the year ended December 31, 2004 from the year ended December 31, 2003.

Net Income

Net income increased 63% to a net income of $7.5 million for the year ended December 31, 2004 from a net income of $4.6 million for the year ended December 31, 2003.  This change was caused primarily by, as discussed above, an increase in ethanol and distillers grains revenues, offset by the increase in corn costs.

Plant Operations

We plan to continue to operate the ethanol plant for the next 12 months.  Management anticipates that the plant will continue to operate at or above name-plate capacity of 40 million gallons per year for the next twelve months.  We expect to have sufficient cash from cash flow generated by continuing operations and cash reserves to cover the costs of operations over the next 12 months, which consist primarily of corn supply, natural gas supply, staffing, office, audit, legal, compliance, working capital costs and debt service obligations.

However, a variety of market factors can affect both operating costs and revenues.  These factors include:

•                  Changes in the availability and price of corn;

•                  Changes in the environmental regulations that apply to our plant operations;

•                  Increased competition in the ethanol and oil industries;

•                  Changes in interest rates or the availability of credit;

•                  Changes in our business strategy, capital improvements or development plans;

•                  Changes in plant production capacity or technical difficulties in operating the plant;

•                  Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•                  Changes in the availability and price of natural gas and the market for distillers grains; and

•                  Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives).

Application of Critical Accounting Policies

Management uses estimates and assumptions in preparing our consolidated financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Of the significant accounting policies described in the notes to our consolidated financial statements, we believe that the following are the most critical:

Derivative Instruments

We enter into derivative instruments to hedge the variability of expected future cash flows related to forecasted corn and natural gas purchases, forward purchase contracts, and interest rates.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments are recognized on our December 31, 2005 and December 31, 2004 balance sheet at their fair market value.  Currently, none of our derivative instruments is classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, they are effective economic hedges of specified risks.

Liquidity and Capital Resources

The following table shows cash flows for the last two years:

	Year ended December 31,
	2005	2004
Net cash from operating activities	$14,300,244	$11,388,383
Net cash used for investing activities	(684,811)	(687,766)
Net cash used for financing activities	(15,118,655)	(8,589,929)

Cash Flow From Operations.  The increase in net cash flow provided from operating activities between 2005 and 2004 was primarily due to a favorable spread between the price of corn and the price of ethanol.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities.  We used cash provided by operating activities for capital expenditures which totaled $1,154,799 for fiscal 2005 compared to $890,456 for fiscal 2004.  This increase primarily reflects expenditures for the purchase of property and equipment.  In 2005, we installed pollution equipment including a scrubber and vapor flare for the purpose of controlling air emissions from the plant.  An additional $300,000 in cash was used in 2005 to modify the distillers grains drying system.  We expect to spend $350,000 on hammermill installation in the 2006 fiscal year.

Cash Flow From Financing Activities. We used cash for financing activities for distributions and debt service of $15,118,655 in fiscal 2005 compared to $8,589,929 in fiscal 2004.  The primary reason for increase in cash used was due to distributions made to our members and the minority members of Dakota Ethanol.  Distributions of approximately $11.5 million and $1.6 million were made to our members and the minority members of Dakota Ethanol, respectively, in fiscal 2005, compared to $4.1 million and $600,000, respectively during fiscal 2004.

Management anticipates sufficient cash flow from operating activities and revolving debt to cover debt service obligations, operations and planned capital expenditures for the next 12 months.  Payments to Broin Management and the Broin-related entities for the termination of the management and service contracts were paid from cash flows, while any payment for the purchase of the Broin family members’ minority interest in Dakota Ethanol, if sold, is expected to be financed with new debt.

The following table shows cash flows for 2004 and 2003:

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

Indebtedness

First National Bank of Omaha is Dakota Ethanol’s primary lender.  Dakota Ethanol has four notes or loans outstanding with First National Bank pursuant to a Construction Loan Agreement and Construction Note dated September 25, 2000 and amendments dated July 29, 2002, November 1, 2002, and April 23, 2004.

Short-Term Debt Sources

On April 22, 2005, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on April 21, 2006 and the amount available is subject to certain financial ratios.  Interest on any outstanding principal balance accrues at .50% above the bank’s base rate. There is a commitment fee of 0.375% on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On December 31, 2005, Dakota Ethanol did not have an outstanding balance on the note, and the entire amount of $3,000,000 was available to be drawn on the revolving promissory note.  There was no outstanding balance as of December 31, 2004.  The note is secured by Dakota Ethanol’s real property, personal property, and an assignment of all rents and leases in favor of First National.

Long-Term Debt Sources

Dakota Ethanol originally had a $26,600,000 note payable to First National Bank of Omaha for the construction and permanent financing of the plant, referred to as Term Note 1.  On July 29, 2002, Dakota Ethanol amended the construction loan agreement to create two term notes from its original Term Note 1, creating Term Notes 2 and 3.  Term Note 3 was converted into Term Notes 4 and 5 on November 1, 2002.  Pursuant to these agreements, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements.  The notes are secured by the ethanol plant. The notes are subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.  The other terms and conditions of Term Note 1 remain in effect.  Except as set forth below, the original terms and conditions of Term Note 1 apply to Term Notes 4 and 5.

The balance of Term Note 2 requires quarterly installments of $581,690 which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on outstanding principal balances accrues at a rate of 9% annually.  The principal balance on the note as of December 31, 2005 was $9,718,308.

The balance of Term Note 4 is due and payable in quarterly installments of $329,777 commencing January 1, 2003, through September 1, 2011.  The installment will first be applied to the accrued interest on Term Note 5, and the remainder will be applied to accrued interest and principal of Term Note 4.   Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate (7.25 percent at December 31, 2005).  This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  The principal balance due on Term Note 4 as of December 31, 2005 was $410,472.

The balance of Term Note 5 is due and payable in quarterly installments of interest only commencing January 1, 2003, through September 1, 2011.  Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate.  This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement.  Should Dakota Ethanol elect to utilize this feature, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000.  In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed. On December 31, 2005, 2004 and 2003, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

On October 1, 2001, Dakota Ethanol obtained a loan from Sioux Valley Energy for $85,000, relating to the financing of an extension of utility lines to the plant.  The loan was payable over ten years, beginning on October 1,

2001, with an effective interest rate of approximately 9%.  Principal payments of $72,701 were made during the year ended December 31, 2004, compared to payments of $5,666 for the year ended December 31, 2003.  As of December 31, 2005, there is no principal balance outstanding, as the note was fully repaid during the fourth quarter of 2004.

Finally, Dakota Ethanol has a long-term debt obligation on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The portion for which Dakota Ethanol is obligated is estimated at $511,120. The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which Dakota Ethanol was the recipient of the proceeds.  In 2003, Lake County became aware that the taxes collected from the property on which the plant was located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and change in interest rates during December of 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, Dakota Ethanol entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on Dakota Ethanol’s property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, Dakota Ethanol’s obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which Dakota Ethanol’s plant is located.   The interest rate on the bonds is 7.75% annually.  The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While Dakota Ethanol’s obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. Principal payments of $53,533, $49,682 and $0 were made on the bonds for year ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively. The principal balance outstanding was $1,219,808 as of December 31, 2005.

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments.  The following tables provide information regarding our consolidated contractual obligations and commitments as of December 31, 2005:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations(1)	$12,797,219	$2,746,178	$4,653,520	$4,653,520	$744,001
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations(2)	19,287,910	14,205,969	2,611,591	2,264,750	205,600
Other Long-Term Liabilities	435,567	62,617	124,855	113,163	134,932
Total Contractual Cash Obligations	$32,520,696	$17,014,764	$7,389,966	$7,031,433	$1,084,533

(1) Estimated long-term debt obligations are based on the current interest rates on the notes.  The interest rate on the fixed rate note is 9.0% and the rate on the variable rate notes is 7.25%.

(2) Purchase obligations include estimated payments for electricity supply agreements, and corn and natural gas purchase contracts for which the Company expects to take delivery.

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Guarantee (1)	$1,978,819	$152,217	$304,434	$304,434	$1,217,734
Total Commercial Commitments	$1,978,819	$152,217	$304,434	$304,434	$1,217,734

(1) Dakota Ethanol entered into a debt service guarantee in December 2003 as part of a re-funding on a taxable bond issue. Dakota Ethanol guarantees the payment of all principal ($1,323,024) and interest on the taxable bonds, the total commitment until maturity being $1,978,819. Since local property taxes cover a portion of the debt service payment, Dakota Ethanol’s current obligation under the guarantee is to cover a shortfall or difference between the amount estimated to be collected in property taxes on the real property on which Dakota Ethanol’s plant is located and the taxable bond amount. Currently, there is an estimated shortfall of approximately $435,567 between the taxable bond amount and the amount expected to be collected in property taxes on the real property. This amount is recognized as a guarantee liability in the financial statements.  If property taxes collected on the property became insufficient to cover the debt service on the taxable bonds, in part or in whole, Dakota Ethanol’s obligation under the guarantee would increase. For further information on this guarantee, please “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Indebtedness” above.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.  We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding long term notes which bear variable interest rates.  Specifically, we have $410,472 outstanding in variable rate, long-term debt as of December 31, 2005.  The specifics of each note are discussed in greater detail in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness.”  Dakota Ethanol manages its interest rate risk by monitoring the effect of market changes on interest rates and using fixed rate debt.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a decrease to cost of revenues of $817,433 related to derivative instruments for the year ended December 31, 2005.  We recorded an increase of cost of revenues of $4,069,718 and $25,192 related to derivative instruments for the years ended December 31, 2004 and 2003, respectively.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

To manage our corn price risk, our hedging strategy is designed to establish a price ceiling and floor for our corn purchases.  We have taken a net long position on our exchange traded futures and options contracts, which allows us to offset increases or decreases in the market price of corn.  The upper limit of loss on our futures contracts is the difference between the contract price and the cash market price of corn at the time of the execution of the contract. The upper limit of loss on our exchange traded and over-the-counter option contracts is limited to the amount of the premium we paid for the option.

We estimate that our expected corn usage is approximately 17 million bushels per year for the production of 48 million gallons of ethanol.  We have price protection for approximately 33% of our expected corn usage for fiscal year ended December 31, 2006 using CBOT futures and options and Over the Counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2007.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

As of December 31, 2005, Dakota Ethanol is committed to purchasing 177,000 mmBtu’s of natural gas for 2006, valued at approximately $1.7 million.  The natural gas purchases represent approximately 11% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of December 31, 2005 and December 31, 2004 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
December 31, 2005	$170,125.00	$17,012.50
December 31, 2004	$749,832.00	$74,983.20

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee
Lake Area Corn Processors, LLC

Wentworth, South Dakota

We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Area Corn Processors, LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

Sioux Falls, South Dakota

February 6, 2006, except for note 12, for which the date is February 15, 2006.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004	2005
			Pro forma
			(Unaudited)
			See Note 12
ASSETS

CURRENT ASSETS
Cash	$704,282	$2,207,504	$223,139
Receivables
Ethanol - related party	4,928,479	4,037,263	4,928,479
Distiller’s grains	343,456	501,501	343,456
Incentives	166,667	244,867	166,667
Other	75,000	—	75,000
Inventory
Raw materials	449,887	613,521	449,887
Finished goods	651,580	940,132	651,580
Parts inventory	889,481	611,736	889,481
Work in process	304,610	358,489	304,610
Investment in commodity contracts	170,125	749,832	170,125
Prepaid expenses	353,455	89,022	353,455

Total current assets	9,037,022	10,353,867	8,555,879

PROPERTY AND EQUIPMENT
Land	106,394	106,394	106,394
Land improvements	2,329,933	2,280,805	2,329,933
Buildings	7,439,179	7,439,179	7,439,179
Equipment	32,894,616	31,539,548	32,894,616
Construction in progress	19,967	580,853	19,967
	42,790,089	41,946,779	42,790,089
Less accumulated depreciation	(9,321,715)	(7,083,923)	(9,321,715)

Net property and equipment	33,468,374	34,862,856	33,468,374

OTHER ASSETS
Guarantee premium	359,206	455,762	359,206
Other	81,520	392,955	81,520

Total other assets	440,726	848,717	440,726

	$42,946,122	$46,065,440	$42,464,979

See Notes to Consolidated Financial Statements

	2005	2004	2005
			Pro forma
			(Unaudited)
			See Note 12
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,427,614	$4,545,911	$4,427,614
Accounts payable - related party	180,488	299,384	180,488
Accounts payable - construction - related party	—	270,028	—
Distributions payable	—	2,073,400	—
Distributions payable - minority interest	—	280,000	—
Accrued liabilities	525,434	301,935	525,434
Current portion of guarantee payable	62,617	62,692	62,617
Current portion of notes payable	1,900,534	2,666,308	1,900,534

Total current liabilities	7,096,687	10,499,658	7,096,687

LONG-TERM LIABILITIES
Guarantee payable	372,950	448,429	372,950
Notes payable	8,228,246	9,434,350	11,125,522

Total long-term liabilities	8,601,196	9,882,779	11,498,472

MINORITY INTEREST	3,234,649	3,055,597	2,818,230

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400	96,400
Retained earnings	9,107,190	7,721,006	6,145,190

Total members’ equity	24,013,590	22,627,406	21,051,590

	$42,946,122	$46,065,440	$42,464,979

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
REVENUES
Sales - related party	$69,125,699	$71,648,488	$56,450,057
Sales	10,239,951	11,769,124	11,427,190
Incentive income	655,320	1,014,874	1,513,935
Total revenues	80,020,970	84,432,486	69,391,182

COST OF REVENUES	63,201,108	71,736,360	60,198,865

GROSS PROFIT	16,819,862	12,696,126	9,192,317

EXPENSES
General and administrative	3,610,590	3,058,024	2,620,736

INCOME FROM OPERATIONS	13,209,272	9,638,102	6,571,581
OTHER INCOME (EXPENSE)
Interest and other income	238,705	223,548	147,629
Interest and other expense	(1,089,364)	(1,300,647)	(1,461,763)
Total other income (expense)	(850,659)	(1,077,099)	(1,314,134)

NET INCOME BEFORE MINORITY INTEREST	12,358,613	8,561,003	5,257,447

MINORITY INTEREST IN SUBSIDIARY	(1,494,029)	(1,037,458)	(641,767)

NET INCOME	$10,864,584	$7,523,545	$4,615,680

BASIC AND DILUTED EARNINGS PER UNIT	$0.37	$0.25	$0.16

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

			Additional
	Capital Units		Paid-In	Retained
	Units	Amount	Capital	Earnings	Total
BALANCE, DECEMBER 31, 2002	29,620,000	$14,810,000	$96,400	$5,356,381	20,262,781
Net income	—	—	—	4,615,680	4,615,680
Distributions paid ($.12 per capital unit)	—	—	—	(3,554,400)	(3,554,400)

BALANCE, DECEMBER 31, 2003	29,620,000	14,810,000	96,400	6,417,661	21,324,061
Net income	—	—	—	7,523,545	7,523,545
Distributions paid ($.14 per capital unit)	—	—	—	(4,146,800)	(4,146,800)
Distributions payable ($.07 per capital unit)	—	—	—	(2,073,400)	(2,073,400)

BALANCE, DECEMBER 31, 2004	29,620,000	$14,810,000	$96,400	$7,721,006	22,627,406
Net income	—	—	—	10,864,584	10,864,584
Distributions paid ($.32 per capital unit)	—	—	—	(9,478,400)	(9,478,400)

BALANCE, DECEMBER 31, 2005	29,620,000	$14,810,000	$96,400	$9,107,190	$24,013,590

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
OPERATING ACTIVITIES
Net income	$10,864,584	$7,523,545	$4,615,680
Changes to net income not affecting cash
Depreciation	2,274,401	2,195,723	2,164,551
Amortization	137,266	159,715	84,342
Minority interest in subsidiary	1,494,029	1,037,458	641,767
Other	(199,263)	(214,428)	(124,310)
(Increase) decrease in
Receivables	(729,972)	(123,044)	(2,834)
Inventory	228,320	905,491	(645,267)
Prepaid expenses	(264,433)	8,255	(58,861)
Investment in commodity contracts	579,707	(21,282)	(292,207)
Increase (decrease) in
Accounts payable	(232,340)	(33,123)	753,689
Accrued liabilities	147,945	(49,927)	(49,671)

NET CASH FROM OPERATING ACTIVITIES	14,300,244	11,388,383	7,086,879

INVESTING ACTIVITIES
Change in other assets	469,988	202,690	95,906
Purchase of property and equipment	(1,154,799)	(890,456)	(326,194)

NET CASH USED FOR INVESTING ACTIVITIES	(684,811)	(687,766)	(230,288)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	—	(812,144)	236,343
Principal payments on notes payable	(1,971,878)	(3,065,845)	(2,936,067)
Distributions paid to minority members	(1,594,977)	(565,140)	(505,651)
Distributions paid to LACP members	(11,551,800)	(4,146,800)	(3,554,400)

NET CASH USED FOR FINANCING ACTIVITIES	(15,118,655)	(8,589,929)	(6,759,775)

NET INCREASE (DECREASE) IN CASH	(1,503,222)	2,110,688	96,816

CASH AT BEGINNING OF PERIOD	2,207,504	96,816	—

CASH AT END OF PERIOD	$704,282	$2,207,504	$96,816

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$839,838	$1,300,647	$1,461,763

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

Shipping costs incurred by Dakota Ethanol in the sale of ethanol are recorded as a component of cost of revenues. Shipping costs incurred in the sale of distiller’s grains, however, are deducted from the gross sales price and are not included in the cost of revenues. Accordingly, revenue for the sale of distiller’s grains is recorded based on the net selling price reported to Dakota Ethanol by the marketer. The shipping costs for the sale of distiller’s grains are recorded as a reduction from the gross sales prices and revenues. Shipping costs on distiller’s grains were $3,045,394, $3,017,827, and $2,887,124 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

Dakota Ethanol has recorded a decrease to cost of revenues of $817,433 related to derivative contracts for the year ended December 31, 2005. Dakota Ethanol has recorded an increase to cost of revenues of $4,069,718, and $25,192 related to derivative contracts for the years ended December 31, 2004 and 2003, respectively.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Guarantee Premium

The guarantee premium is amortized over the term of the related guarantee using the interest method of amortization.

Minority Interest

Amounts recorded as minority interest on the balance sheet relate to the investment by Broin family members (hereinafter referred to as the minority members) in Dakota Ethanol, plus any allocation of minority income or minus any allocation of minority distributions or losses of Dakota Ethanol. Earnings and losses of Dakota Ethanol are allocated to the members in proportion to the member’s capital accounts.

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

Land improvements	40 years
Equipment	5-20 years
Buildings	40 years

Equipment relates to two general categories: mechanical equipment and administrative and maintenance equipment. Mechanical equipment generally relates to equipment for handling inventories and the production of ethanol and related products, with useful lives of 15 to 20 years, including boilers, cooling towers, grain bins, centrifuges, conveyors, fermentation tanks, pumps and drying equipment. Administrative and maintenance equipment is equipment with useful lives of 5 to 15 years, including vehicles, computer systems, security equipment, testing devices and shop equipment.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that have a material impact on the Company.

NOTE 3 - SHORT-TERM NOTE PAYABLE

On April 22, 2005, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000. The note expires on April 21, 2006 and the amount available is subject to certain financial ratios. Interest on the outstanding principal balances will accrue at 50 basis points above the bank’s base rate (7.25 percent at December 31, 2005). There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability. The note is collateralized by the ethanol plant, its accounts receivable and inventories. On December 31, 2005 and 2004, Dakota Ethanol had $0 outstanding and $3,000,000 available to be drawn on the revolving promissory note.

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

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. Dakota Ethanol is in compliance with the covenants as of December 31, 2005. The note is collateralized by the ethanol plant, which had a net book value of approximately $33,500,000 on December 31, 2005, its accounts receivable and inventories. The note is subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.

The balance of Term Note 2 is due and payable in quarterly installments of $581,690 commencing October 1, 2002, through September 1, 2011. Interest on outstanding principal balances will accrue at a rate of 9 percent. The other terms and conditions of Term Note 1 remain in effect.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Except as set forth below, the original terms and conditions of Term Note 1 apply to Term Notes 4 and 5.

The balance of Term Note 4 is due and payable in quarterly installments of $329,777 commencing January 1, 2003, through September 1, 2011. The installment will first be applied to the accrued interest on Term Note 5, and the remainder will be applied to accrued interest and principal of Term Note 4. Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate (7.25 percent at December 31, 2005). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.

The balance of Term Note 5 is due and payable in quarterly installments of interest only commencing January 1, 2003, through September 1, 2011. Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate (7.25 percent at December 31, 2005). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect to utilize this feature, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed. On December 31, 2005, 2004 and 2003, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

The balance of the notes payable as of December 31, 2005 and 2004 is as follows:

	2005	2004

Note payable to First National Bank, Omaha
Term Note 2	$9,718,308	$10,752,883
Term Note 4	410,472	1,347,775
Term Note 5	—	—
	10,128,780	12,100,658

Less current portion	(1,900,534)	(2,666,308)

	$8,228,246	$9,434,350

Minimum principal payments for the next five years are as follows:

Years Ending December 31,	Amount
2006	$1,900,534
2007	1,630,754
2008	1,783,116
2009	1,953,092
2010	2,137,503

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

related to the improvement of Dakota Ethanol’s real property. The proceeds of the financing were recorded as a reduction of the cost basis of the applicable property and equipment.

NOTE 6 - EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees’ contributed earnings. Employer contributions to the plan totaled approximately $16,000, $19,000 and $9,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 7 - INCOME TAXES

The difference between the financial statement basis and tax basis of assets is as follows:

	2005	2004

Financial statement basis of assets	$42,946,122	$46,065,440
Less tax over book depreciation	(12,382,942)	(10,553,100)
Organization and start-up costs capitalized - net	94,569	236,723
TIF guarantee	(359,206)	(455,762)
Other book and tax differences	1,250,535	(283,559)

Tax basis of assets	$31,549,078	$35,009,742

	2005	2004

Financial statement basis of liabilities	$42,946,122	$46,065,440
TIF guarantee payable	(435,567)	(511,121)
Other book and tax differences	(54,800)	(47,908)

Tax basis of liabilities	$42,455,755	$45,506,411

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes the carrying amount of cash, cash equivalents, accounts receivable, and accounts payable approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations of $10,564,347 had a fair value of approximately $10,812,000 based on estimated interest rates for comparable debt.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Dakota Ethanol has entered into agreements for the purchase of electricity and natural gas. The following agreements commenced on or about September 4, 2001.

Natural Gas – The agreement provides Dakota Ethanol with a fixed transportation rate for natural gas for a ten-year term, renewable for ten-year terms. In addition, the agreement provides a pricing structure for natural gas for a two-year period based on market rates. The agreement does not require minimum purchases of natural gas during their initial term.

Electricity – The agreement provides Dakota Ethanol with electric service for a term of ten years, renewable for five-year periods. The agreement sets rates for energy usage based on market rates and requires a minimum purchase of electricity each month during the initial term of the agreement.

Expenses related to the agreement for the purchase of electricity and natural gas were $15,484,077, $12,168,447 and $11,303,754 for the years ended December 31, 2005, 2004 and 2003, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2006	$303,600
2007	303,600
2008	308,400
2009	308,400
2010	308,400
2011	205,600

$1,738,000

Ethanol Fuel Marketing Agreement – Dakota Ethanol has an agreement with Renewable Products Marketing Group, a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant effective January 1, 2006. The initial agreement expires on March 31, 2007, and is automatically renewed for successive one-year terms unless terminated 90 days prior to expiration.

Distiller’s Grain Marketing Agreement – Dakota Ethanol has an agreement with Commodity Specialists Company for the marketing of all distiller’s dried grains produced by the plant effective on December 1, 2005. The agreement expires on December 1, 2006, and is automatically renewed for successive one-year terms unless terminated 120 days prior to expiration. In addition, Commodity Specialists Company has entered into rail car leases for the shipment of Dakota Ethanol’s products. Dakota Ethanol has agreed to reimburse Commodity Specialists Company for the costs related to the leases.

Minimum annual payments during the term of the rail car lease agreement are as follows:

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Years Ending December 31,	Amount

2006	$859,800
2007	859,800
2008	859,800
2009	859,800
2010	788,150

Risk Management Agreement – Dakota Ethanol has an agreement with FCStone, LLC for the risk management and grain procurement program related to corn and energy requirements of the plant. The agreement expires on November 1, 2006, and is renewable for successive one-year terms unless terminated four months prior to expiration.

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. Incentive expense of $46,328 was recorded for the year ended December 31, 2005, as ethanol production decreased compared to the prior year and a refund of incentives received earlier in the program year was owed. Incentive revenue of $348,207 and $535,878 was recorded for the years ended December 31, 2004 and 2003, respectively. It is uncertain if there is enough funding for the program to pay fully all applications during the year. The incentive will expire on September 30, 2006.

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. Incentive revenue of $701,648, $666,667 and $978,057 was recorded for the years ended December 31, 2005, 2004 and 2003, respectively. Dakota Ethanol did not receive the annual maximum for the 2005 program year due to budget constraints on the State of South Dakota program and will not likely receive the annual maximum under the 2006 program year.

As of December 31, 2005, Dakota Ethanol is committed to purchasing 5.7 million bushels of corn on a forward contract basis through December 31, 2006, valued at approximately $11.7 million. The corn purchase contracts represent 33% of the annual plant corn usage. Further, Dakota Ethanol is committed to purchasing 177,000 mmBtu’s of natural gas for 2006, valued at approximately $1.7 million. The natural gas purchases represent approximately 11% of the annual plant requirements.

The following commitments, contingencies and agreements are with related parties.

Each capital unit holder has entered into a corn delivery agreement with the Company. For each unit owned, one-fourth bushel of corn is required to be delivered annually. The price paid for the corn is the average corn price for the applicable four-month period (trimester) based on several local grain elevators’ cash corn price. The delivery agreements commence at the discretion of the Company to coincide with the completion and operation of the plant. Members can opt out of delivery if they meet certain criteria and are approved by the Board of Managers. Based on the number of units outstanding, 3,970,000 bushels of corn will be delivered annually by the unit holders. This represents approximately 28 percent of the corn required for the operation of the plant at its 40,000,000 gallon capacity. Purchases of corn from corn delivery agreements and cash contracts from the Company’s stockholders totaled approximately $7,090,000, $10,620,000 and $11,960,000 for the years ended December 31, 2005, 2004 and 2003, respectively, of which $621,000, $442,000 and $997,000 was recorded as a liability at December 31, 2005, 2004 and 2003, respectively.

The Company and the minority members of Dakota Ethanol, or parties related to the minority members through common ownership, have entered into the following agreements:

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Ethanol Marketing Contract – Dakota Ethanol has an agreement with Ethanol Products, LLC, a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. In the event Ethanol Products, LLC is unable to collect from their customer, Dakota Ethanol is charged for the applicable bad debt. The initial agreement expires on September 4, 2006, and is automatically renewed for successive five-year terms unless terminated three months prior to expiration. Dakota Ethanol terminated the agreement effective January 1, 2006.

Distiller’s Grains Marketing Contract – Dakota Ethanol has an agreement with Dakota Gold Marketing (formerly known as Dakota Commodities) for the marketing of all distiller’s grains produced by the plant. The agreement provides for an agency relationship in that Dakota Gold Marketing does not take title to the distiller’s grains, but acts as a broker on behalf of Dakota Ethanol. The agreement expires on September 4, 2006, and is automatically renewed for successive five-year terms unless terminated three months prior to expiration. Dakota Ethanol terminated the agreement effective December 1, 2005.

Management Agreement – Dakota Ethanol has an agreement with Broin Management, LLC for the management and operation of the ethanol plant. In exchange for the services, Broin Management receives an annual fee plus an incentive bonus of 5 percent of net income. The annual fee is adjusted each year for changes in the consumer price index. The management agreement includes the salary and benefits of the plant general manager and plant technical manager and certain other services related to operation of the ethanol plant. The agreement expires January 1, 2006, and is renewable for successive five-year terms unless terminated ninety days prior to expiration of the agreement. Dakota Ethanol terminated the agreement effective January 1, 2006.

Corn Price Risk Management Agreement – Dakota Ethanol has an agreement with Broin Management, LLC for the hedge and price risk management related to corn requirements of the plant. The agreement expires on August 1, 2005, and is renewable for successive one-year terms unless terminated thirty days prior to expiration. Dakota Ethanol terminated the agreement effective January 1, 2006.

Information Technology Management – Dakota Ethanol has an agreement with Broin and Associates, Inc., for information technology and systems management. The agreement expires on September 11, 2005, and is automatically renewed for successive two-year terms unless terminated sixty days prior to expiration. Dakota Ethanol terminated the agreement effective October 1, 2005.

Dakota Ethanol has an agreement with Broin and Associates, Inc., for the purchase of certain software and data management services. The annual fee for the management service is adjusted each year for changes in the consumer price index. The agreement expires on December 15, 2006, and is automatically renewed for successive two-year terms unless terminated sixty days prior to expiration. Dakota Ethanol terminated the agreement effective January 1, 2006.

Construction Contract – Dakota Ethanol has an agreement with Broin and Associates, Inc., for the design and construction of process equipment and environmental control equipment. The total value of the project is approximately $740,000. The project began in November of 2004 and was completed in 2005.

Revenues and expenses related to the above agreements with related parties are as follows:

	Years Ended December 31,
	2005	2004	2003
Ethanol Sales	$69,125,699	$71,648,488	$56,450,057
Management fees expense	1,071,338	903,884	751,686
Marketing fees expense - all products	1,229,662	691,076	651,485

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company and the minority members are the members of Dakota Ethanol, LLC. The Company invested $14,810,000 and the minority members invested $2,000,000 in Dakota Ethanol for their respective ownership interests of approximately 88 percent and 12 percent. In accordance with the operating agreement of Dakota Ethanol, the minority members have the right to elect two of seven members of the Board of Managers of Dakota Ethanol.

Purchases of supplies and chemicals from related parties totaled approximately $54,000, $145,000 and $92,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company has an agreement with Dakota Gold Marketing for the use of rail cars to transport distiller’s grains. The agreement provides a flat rate per car, per shipment. Fees under the rail car agreement were approximately $214,000, $218,000 and $46,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Dakota Ethanol terminated the agreements effective December 1, 2005.

Amounts owed to Broin & Associates, Inc. related to the construction contracts as of December 31, 2005, 2004 and 2003 were $0, $270,028 and $95,520, respectively.

Amounts owed to Broin Management, LLC related to the management agreement as of December 31, 2005, 2004 and 2003, were $97,462, $228,703 and $228,620, respectively.

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

The maximum amount of estimated future payments on the taxable bond debt service is $1,978,819. The carrying amount of the guarantee liability on Dakota Ethanol’s balance sheet is $435,567, which represents the estimated shortfall between the taxable bond amount and the amount of taxes estimated to be collected on Dakota Ethanol’s property.

Estimated maturities of the guarantee for the next five years are as follows:

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Years Ending December 31,	Amount

2006	$62,617
2007	62,536
2008	62,319
2009	60,678
2010	52,485

Dakota Ethanol has no recourse from third parties or collateral held by third parties related to the guarantee.

Management has applied the guidance from Financial Accounting Standards Board Interpretation No. 45, (FIN 45) related to accounting for guarantee obligations. Management has determined the probability weighted present value of the estimated cash flows related to the guarantee obligation and recorded a liability and related asset of $435,567.

Estimated amortization of the guarantee premium for the next five years is as follows:

Years Ending December 31,	Amount

2006	$84,592
2007	72,641
2008	60,710
2009	53,623
2010	95,607

NOTE 12 - SUBSEQUENT EVENTS

During February 2006, Dakota Ethanol distributed $3.5 million of cash to its members. The Company received approximately $3,084,000 and the minority members received approximately $416,000. In conjunction with this distribution, the Company declared and paid a distribution to its members of $2,962,000, or $.10 per capital unit, with a distribution date of February 15, 2006. A pro forma balance sheet has been included in the accompanying financial statements to reflect the effects of the February 2006 distribution as if it had been paid on December 31, 2005. Adjustments applied to the historical December 31, 2005 financial statements include a reduction of cash, minority interest and retained earnings, and an increase in long-term notes payable.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 13 - QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2005
Total revenues	$21,523,608	$17,218,242	$18,871,816	$22,407,304
Gross profit (loss)	6,211,744	2,334,117	2,795,219	5,478,782
Income (loss) from operations	5,184,450	1,588,697	1,778,144	4,657,981
Net income (loss)	4,351,948	1,179,629	1,390,874	3,942,133
Basic and diluted earnings (loss) per unit	0.15	0.04	0.05	0.13

Year ended December 31, 2004
Total revenues	$18,915,005	$21,591,665	$21,068,181	$22,857,635
Gross profit (loss)	5,047,916	(969,415)	1,322,758	7,294,867
Income (loss) from operations	4,138,269	(1,528,232)	679,065	6,349,000
Net income (loss)	3,404,201	(1,605,629)	368,859	5,356,114
Basic and diluted earnings (loss) per unit	0.11	(0.05)	0.01	0.18

Year ended December 31, 2003
Total revenues	$18,152,120	$15,542,147	$16,842,638	$18,854,277
Gross profit (loss)	2,916,261	614,167	1,765,187	3,896,702
Income (loss) from operations	2,198,372	(34,537)	1,104,088	3,303,658
Net income (loss)	1,614,686	(334,342)	670,988	2,664,348
Basic and diluted earnings (loss) per unit	0.05	(0.01)	0.02	0.10

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for the fair presentation of the selected data for these interim periods presented have been included.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Eide Bailly, LLP has been our independent auditor since the Company’s inception and is the Company’s independent auditor at the present time.  The Company has had no disagreements with its auditors.

ITEM 9A.	CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer (the principal executive officer), Douglas Van Duyn, along with our Chief Financial Officer (the principal financial officer), Brian Woldt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2006 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2005 fiscal year.  This proxy statement is referred to in this report as the 2006 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference to the 2006 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the 2006 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2006 Proxy Statement.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)         The following are filed as part of this report:

(1)                                  Financial Statements – Reference is made to the “Index to Financial Statements” of Lake Area Corn Processors, LLC located under Part II Item 8 of this report for a list of the financial statements and schedules for the fiscal year ended December 31, 2005, included herein.

(2)                                  All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)                                  The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

(b)         See Item 15(a)(3).

(c)          Not applicable.

The following exhibits are filed as part of this report.  Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit
2.1	Plan of Reorganization. Filed as Appendix A to the registrant’s SB-2 filed with the Commission on July 19, 2002, and incorporated by reference herein.

3.1	Articles of Organization of the registrant. Filed as Appendix B to the registrant’s SB-2 filed with the Commission on July 19, 2002, and incorporated by reference herein.

3.2	Amended and Restated Operating Agreement of the registrant. Filed as Exhibit 3.6 to the registrant’s Form 10-K for the fiscal year ended December 31, 2004, and incorporated by reference herein.

10.1

Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, LLC. Filed as Exhibit 10.1 on the registrant’s Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.

10.2

Distillers Grain Marketing Agreement dated November 28, 2005 between Commodity Specialists Company and Dakota Ethanol, LLC. Filed as Exhibit 10.2 on the registrant’s Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.

10.3

Ethanol Fuel Marketing Agreement dated November 30, 2005 between Renewable Products Marketing Group, LLC and Dakota Ethanol. Filed as Exhibit 10.3 on the registrant’s Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.

10.4

Ethanol Marketing Contract Termination dated November 4, 2005 between Ethanol Products, LLC and Dakota Ethanol, LLC. Filed as Exhibit 10.1 on the registrant’s Form 10-Q filed with the Commission on November 14, 2005 and incorporated by reference herein.

10.5

Redemption Agreement dated November 4, 2005 between Ethanol Products, LLC and Dakota Ethanol, LLC. Filed as Exhibit 10.2 on the registrant’s Form 10-Q filed with the Commission on November 14, 2005 and incorporated by reference herein.

10.6

DDGS Marketing Contract Termination dated November 4, 2005 between Broin Enterprises, Inc. and Dakota Ethanol, LLC. Filed as Exhibit 10.3 on the registrant’s Form 10-Q filed with the Commission on November 14, 2005 and incorporated by reference herein.

10.7

Fourth Amendment to Construction Loan Agreement dated April 22, 2005 between First National Bank of Omaha and Dakota Ethanol, LLC. Filed as Exhibit 10. 1 on the registrant’s Form 10-Q filed with the Commission on May 16, 2005 and incorporated by reference herein.

10.8

Revolving Promissory Note dated April 21, 2005 between First National Bank of Omaha and Dakota Ethanol, LLC. Filed as Exhibit 10.2 on the registrant’s Form 10-Q filed with the Commission on May 16, 2005 and incorporated by reference herein.

10.9	Employment Agreement with Scott Mundt dated October 17.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. Section 1350.

32.2	Certificate Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	March 29, 2006	/s/ Douglas Van Duyn
Douglas Van Duyn
Chief Executive Officer (Principal Executive Officer)

Date:	March 29, 2006	/s/ Brian Woldt
Brian Woldt
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2006		/s/ Douglas Van Duyn
Douglas Van Duyn, CEO and Manager

Date: March 29, 2006		/s/ Brian Woldt
Brian Woldt, CFO and Manager

Date: March 29, 2006		/s/ Gregory Van Zanten
Gregory Van Zanten, Manager

Date: March 29, 2006		/s/ Dale Schut
Dale Schut, Manager

Date: March 29, 2006		/s/ Ronald Alverson
Ronald Alverson, Manager

Date: March 29, 2006		/s/ Dale Thompson
Dale Thompson, Manager

Date: March 29, 2006		/s/ Todd Brown
Todd Brown, Manager