Form 10-Q
period 2006-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2006-05-15
CIK 1156174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2006.

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from                 to                .

LAKE AREA CORN PROCESSORS, LLC

(Exact name of small business issuer as specified in its charter)

South Dakota	0-50254	46-0460790
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer Identification No.)
incorporation or organization)

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

 Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of May 9, 2006, there were 29,620,000 units outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2006	December 31, 2005 *	March 31, 2006 (proforma)
ASSETS

CURRENT ASSETS
Cash	$1,048,668	$704,282	$135,668
Receivables
Ethanol	3,241,037	—	3,241,037
Ethanol - related party	—	4,928,479	—
Distiller’s grains	259,520	343,456	259,520
Incentives	99,333	166,667	99,333
Other	—	75,000	—
Inventory
Raw materials	889,514	449,887	889,514
Finished goods	820,202	651,580	820,202
Parts inventory	907,485	889,481	907,485
Work in process	355,807	304,610	355,807
Investment in commodity contracts	865,737	170,125	865,737
Prepaid expenses	269,933	353,455	269,933
Total current assets	8,757,236	9,037,022	7,844,236

PROPERTY AND EQUIPMENT
Land	106,394	106,394	106,394
Land improvements	2,329,933	2,329,933	2,329,933
Buildings	7,439,179	7,439,179	7,439,179
Equipment	32,902,411	32,894,616	32,902,411
Construction in progress	180,990	19,967	180,990
	42,958,907	42,790,089	42,958,907
Less accumulated depreciation	(9,900,322)	(9,321,715)	(9,900,322)
Net property and equipment	33,058,585	33,468,374	33,058,585

OTHER ASSETS
Guarantee premium	335,067	359,206	335,067
Other	74,233	81,520	74,233
Total other assets	409,300	440,726	409,300

	$42,225,121	$42,946,122	$41,312,121

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2006	December 31, 2005 *	March 31, 2006 (proforma)

LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES
Accounts payable	$2,370,964	$4,427,614	$2,370,964
Accounts payable - related party	—	180,488	—
Accrued liabilities	414,179	525,434	414,179
Current portion of guarantee payable	62,617	62,617	62,617
Current portion of notes payable	1,612,429	1,900,534	1,612,429
Total current liabilities	4,460,189	7,096,687	4,460,189

LONG-TERM LIABILITIES
Guarantee payable	384,147	372,950	384,147
Notes payable	7,836,093	8,228,246	10,285,093
Total long-term liabilities	8,220,240	8,601,196	10,669,240

MINORITY INTEREST	3,502,331	3,234,649	3,101,331

COMMITMENTS AND CONTINGENCIES

MEMBER’S EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400	96,400
Retained earnings	11,135,961	9,107,190	8,173,961
Total members’ equity	26,042,361	24,013,590	23,080,361

	$42,225,121	$42,946,122	$41,312,121

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
REVENUES
Sales	$22,501,666	$1,741,466
Sales - related party	—	18,610,885
Incentive income	182,667	171,257
Total Revenues	22,684,333	21,523,608

COST OF REVENUES	16,063,732	15,311,864

GROSS PROFIT	6,620,601	6,211,744

EXPENSES
General and administrative	723,098	1,027,294

INCOME FROM OPERATIONS	5,897,503	5,184,450

OTHER INCOME (EXPENSE)
Interest and other income	9,104	41,271
Interest expense	(231,735)	(277,614)
Total other income (expense)	(222,631)	(236,343)

NET INCOME BEFORE MINORITY INTEREST	5,674,872	4,948,107

MINORITY INTEREST IN SUBSIDIARY	(684,102)	596,159

NET INCOME	$4,990,770	$4,351,948

BASIC AND DILUTED EARNINGS PER UNIT	$0.17	$0.15

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.10	$0.10

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES
Net Income	$4,990,770	$4,351,948
Changes to income not affecting cash
Depreciation	578,607	554,506
Amortization	31,426	35,884
Minority interest in subsidiary	684,102	596,159
Other	729	(37,516)
(Increase) decrease in
Receivables	1,913,712	1,152,175
Inventory	(677,450)	(9,563)
Prepaid expenses	83,522	(178,520)
Investment in commodity contracts	(695,612)	(22,350)
Decrease in
Account payable	(2,237,138)	(3,544,636)
Accrued liabilities	(100,058)	(77,103)
NET CASH FROM OPERATING ACTIVITIES	4,572,610	2,820,984

INVESTING ACTIVITIES
Change in other assets	(729)	70,725
Purchase of property and equipment	(168,818)	(493,317)
NET CASH USED FOR INVESTING ACTIVITIES	(169,547)	(422,592)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	—	556,348
Notes payable issued	—	1,213,000
Principal payments on notes payable	(680,258)	(650,195)
Distributions paid to minority member	(416,419)	(683,376)
Distributions paid to LACP members	(2,962,000)	(5,035,400)
NET CASH USED FOR FINANCING ACTIVITIES	(4,058,677)	(4,599,623)

NET INCREASE (DECREASE) IN CASH	344,386	(2,201,231)

CASH AT BEGINNING OF PERIOD	704,282	2,207,503

CASH AT END OF PERIOD	$1,048,668	$6,272

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$239,848	$277,614

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 88% owned subsidiary, Dakota Ethanol. All significant inter-company transactions and balances have been eliminated in consolidation.

Pro Forma Information (Unaudited)

Balance sheet information labeled as pro forma has been presented to reflect adjustments for subsequently approved and paid distributions as if the distributions were paid as of March 31, 2006.

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

Revenue is recorded for the sale of ethanol and distiller’s grains based on the net selling price reported to Dakota Ethanol by the marketer.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

Cost of Revenues

The primary components of cost of revenues from the production of ethanol and related co-product are corn expense, energy expense (natural gas and electricity), raw materials expense (chemicals and denaturant), shipping and marketing costs on sales, and direct labor costs.

Under the previous ethanol marketing agreement in place during 2005, revenue for the sale of ethanol was recorded based on the gross selling price reported to Dakota Ethanol and shipping costs incurred in the sale of ethanol were recorded as a component of cost of revenues. The shipping costs for the sale of ethanol recorded as a component of cost of revenues were $358,849 for the three months ended March 31, 2005.

General and Administrative Expenses

The primary components of general and administrative expenses are professional fee expenses (legal and audit), and insurance expenses.

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

Dakota Ethanol has recorded an increase to cost of revenues of $1,034,189 related to derivative contracts for the three months ended March 31, 2006 and a decrease to cost of revenues of $22,350 related to derivative contracts for the three months ended March 31, 2005.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

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

NOTE 3 -               SHORT-TERM NOTE PAYABLE

On April 22, 2005, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000. The note expires on April 21, 2006 and the amount available is subject to certain financial ratios. Interest on the outstanding principal balances accrues at 50 basis points above the bank’s base rate (7.75 percent at March 31, 2006). This rate is subject to adjustments based on various levels of indebtedness to net worth, as defined by the agreement. There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability. The note is collateralized by the ethanol plant, its accounts receivable and inventories. On March 31, 2006, Dakota Ethanol had $0 outstanding and $3,000,000 available to be drawn on the revolving promissory note.

NOTE 4 -               LONG-TERM NOTES PAYABLE

The balance of the notes payable is as follows:

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

	March 31, 2006 (unaudited)	December 31, 2005 *
Note Payable to First National Bank of Omaha
Term Note 2	$9,360,401	$9,718,308
Term Note 4	88,121	410,472
Term Note 5	—	—
	9,448,522	10,128,780

Less current portion	(1,612,429)	(1,900,534)

	$7,836,093	$8,228,246

* Derived from audited financial statements

The interest rate on outstanding principal balances of term notes 4 and 5 was 7.75 percent at March 31, 2006.

Minimum principal payments for the next five years are estimated as follows:

Twelve Months Ended March 31,	Amount

2007	1,612,429
2008	1,668,234
2009	1,824,098
2010	1,997,980
2011	2,186,630

Dakota Ethanol had the ability to draw upon the entire $5,000,000 available balance on Term Note 5 at March 31, 2006 and December 31, 2005, respectively.

NOTE 5 -               COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. Incentive revenue of $0 and $51,299 was recorded for the three months ended March 31, 2006 and 2005, respectively. It is uncertain if there is enough funding for the program to fully pay all applications during the year. The incentive will expire on September 30, 2006.

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. Incentive revenue of $182,667 and $119,958 was recorded for the three months ended March 31, 2006 and 2005, respectively. Dakota Ethanol earned its final allocation in March 2006 for the program year ended June 30, 2006. Dakota Ethanol will not receive the annual maximum for the 2006 program year due to budget constraints on the State of South Dakota program.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

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

NOTE 6 -               SUBSEQUENT EVENTS

During April 2006, Dakota Ethanol distributed $3,362,000 of cash to its members. The Company received approximately $2,962,000, and the minority members received approximately $400,000. In conjunction with this distribution, the Company declared and paid a distribution to its members of $2,962,000, or $.10 per capital unit, with a distribution date of April 11, 2006. A pro forma balance sheet has been included in the accompanying financial statements to reflect the effects of the distribution as if the distribution had been paid on March 31, 2006. Adjustments applied to the historical March 31, 2006 financial statements include a reduction to cash, minority interest, and retained earnings and an increase in long-term notes payable.

During April 2006, Dakota Ethanol renewed the operating line of credit from First National Bank of Omaha in the amount of $3,000,000. The note expires on April 21, 2007, and is subject to the same terms as the original note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended March 31, 2006, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

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

Our revenues are derived from the sale and distribution of Dakota Ethanol’s ethanol and distillers grains throughout the continental United States.  The Dakota Ethanol plant currently operates in excess of its nameplate capacity, producing approximately 48 million gallons of ethanol per year.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. After processing the corn, the ethanol is sold to our ethanol marketer, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  Our ethanol is marketed by RMPG pursuant to our ethanol marketing agreement.  We have elected to use a pooled marketing arrangement, which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG.  We pay RPMG a pooling fee for ethanol delivered to the pool, and RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  Except for the distillers grains we sell directly to local farmers, our distillers grains are sold through a marketer that markets and sells our product to livestock feeders.  Our distillers grains are marketed by Commodity Specialist Company (CSC).  For our distillers grains, we receive a percentage of the selling price actually received by CSC in marketing the distillers grains to its customers.

We are subject to industry-wide factors that affect our operating income and cost of production. Our operating results are largely driven by the prices at which we sell our ethanol and distillers grains and the costs related to their production.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. Surplus ethanol supplies also tend to put downward price pressure on ethanol. In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn, soybean meal and other animal feed proteins. Surplus grain supplies also tend to put downward price pressure on distillers grains. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; and changes in federal ethanol tax incentives.

Our two largest costs of production are corn and natural gas. The cost of corn is affected primarily by supply and demand factors over which we have little or no control, such as crop production, carryout, exports, government policies and programs, risk management and weather. Natural gas prices fluctuate with the energy complex in general. Over the last few years, natural gas prices have trended higher than average, and it appears prices will continue to trend higher. Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the three months ended March 31, 2006 and 2005:

	March 31, 2006		March 31, 2005
Income Statement Data	Amount	%	Amount	%
Revenues	$22,684,333	100.0	$21,523,608	100.0

Cost of Revenues	$16,063,732	70.8	$15,311,864	71.1

Gross Profit	$6,620,601	29.2	$6,211,744	28.9

General and Administrative Expense	$723,098	3.2	$1,027,294	4.8

Income from Operations	$5,897,503	26.0	$5,184,450	24.1

Other Income (Expense)	$(222,631)	1.0	$(236,343)	1.1

Net Income Before Minority Interest	$5,674,872	25.0	$4,948,107	23.0

Minority Interest in Subsidiary Income	$(684,102)	3.0	$(596,159)	2.8

Net Income	$4,990,770	22.0	$4,351,948	20.2

Revenues. Our Revenues for the quarter ended March 31, 2006 include $19,757,680 in sales of ethanol and $2,743,986 in sales of distillers grains, in addition to $182,667 of incentive revenue.

The increase in revenues from the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is due primarily to an increase in the price of ethanol sold.  For the three months ended March 31, 2006, the average price of the ethanol we sold increased approximately 11% from the average price paid for the three months ended March 31, 2005. Volume of ethanol sold in the three months ended March 31, 2006 was slightly lower than in the three months ended March 31, 2005. As discussed below, increased demand, firm crude oil and gas markets, public acceptance, and positive political signals have all contributed to a strengthening of ethanol prices, with the increasing prices of unleaded gasoline being the primary driving force behind increased ethanol prices. In addition, decreased use of methyl tertiary butyl ether (“MTBE”), the primary competitor of ethanol as a fuel oxygenate, has led to higher demand for ethanol as refineries switch from blends of MTBE to ethanol.

Our revenues also include incentive revenue from state and federal programs. The revenue paid to Dakota Ethanol from the United States Department of Agriculture’s Commodity Credit Bioenergy Program decreased from $51,299 for the three months ended March 31, 2005 to $0 for the three months ended March 31, 2006 because Dakota Ethanol did not produce any incremental gallons compared to the same period in 2005, as required for payment under the program. We do not expect to qualify for the program in the next quarter. In addition, the receipt of program payments in the future is subject to the continued availability of program funds, which may be reduced as a result of increased participation in the program by new and expanding plants as well as decreased federal funding.  The Commodity Credit Bioenergy Program is scheduled to expire at the end of the federal government’s 2006 fiscal year. Incentive revenue from the State of South Dakota increased to $182,667 for the three months ended March 31, 2006, an increase of $62,709 from the same period in 2005. We expect that Dakota Ethanol will not receive the maximum for the 2006 program year due to budget constraints on the South Dakota program.

Management currently expects ethanol prices to remain higher than historical averages in the short-term.  Based on existing market conditions, we expect favorable pricing to continue at least through the end of our second fiscal quarter because the price of unleaded gasoline is expected to remain at or above its current price levels as we enter the peak summer driving season. In order to sustain these higher price levels, however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the marketplace by additional production. According to the Renewable Fuels Association, there are nearly 100 ethanol plants in operation nationwide that have the capacity to annually produce approximately 4.9 billion gallons of ethanol.  In addition, planned expansions of existing plants and current construction of new plants is expected to add approximately 1.9 billion gallons of yearly nationwide production capacity.

We expect ethanol prices will be positively impacted by increased consumer acceptance and exposure of ethanol.  For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. The Consumer Federation of America recently published a report that states that consumers could save up to $0.08 per gallon at the pump if ethanol were blended at 10%.  Since ethanol blended fuel is currently a less expensive alternative for consumers, the demand for such ethanol-blended fuel could increase, thus increasing the overall demand for ethanol.  This could positively affect our earnings.

We expect ethanol prices may also be positively impacted by increased ethanol demand as blenders and refineries increase their use of ethanol in response to environmental liability concerns about MTBE.  Although the Energy Policy Act of 2005 effectively eliminated reformulated gasoline (“RFG”) requirements with the enactment of the national renewable fuel standard, federal air quality laws in some areas of the country still require the use of RFG. Historically, RFG has been formulated with either MTBE or ethanol. As petroleum blenders now phase away from MTBE due to environmental liability concerns, the demand for ethanol as an oxygenate could increase. However, the recent voluntary shift away from MTBE to ethanol has put increased focus on America’s ethanol and gasoline supplies. On April 25, 2006, President Bush announced that he has asked EPA Administrator Stephen Johnson to grant temporary RFG waivers to areas that need them to relieve critical fuel supply shortages. Such waivers may result in a temporary decrease in demand for ethanol in some locations and result in lower ethanol prices.

Furthermore, legislation was recently introduced in the Senate and House that would strike the $0.54 secondary tariff on imported ethanol due to concerns that the recent spikes in retail gasoline prices are a result of ethanol supplies.  Management believes these concerns over ethanol supplies are misguided.  The Energy Information Administration (“EIA”) estimates that 130,000 barrels per day of ethanol will be needed to replace the volume of MTBE refiners have chosen to remove from the gasoline pool.  The most recent EIA report shows that U.S. ethanol production has soared to 302,000 barrels per day in February, which would be enough ethanol to meet the new MTBE replacement demand while continuing to supply existing markets.  Further, ethanol production capacity continues to increase as new plants become operational.  Nevertheless, if the legislation is passed, the price of ethanol may decrease, negatively affecting our earnings.

Cost of Revenues. Our cost of revenues as a percentage of revenues was 70.8% and 71.1% for the three months ended March 31, 2006 and 2005, respectively. However, our cost of revenues increased by $751,868 in the three months ended March 31, 3006.  The increase in our cost of revenues from period to period is primarily due to our increased natural gas costs offset by our reduced corn costs. While natural gas prices decreased from the record highs, the cost of our natural gas increased 48% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Natural gas has recently been available only at prices exceeding historical averages.  Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

The average price per bushel we paid for our corn decreased approximately 5% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Corn costs significantly impact our cost of goods sold.  The 2004 corn crop was the largest corn crop on record with national production at approximately 11.8 billion bushels and South Dakota production at approximately 539 million bushels. The 2005 national corn crop was the second largest on record with approximately 11.1 billion bushels produced nationally, and 470 million bushels produced in South Dakota.  This allowed ethanol plants to purchase corn cheaply throughout 2005.

However, nationwide corn acreage is expected to be reduced in the 2006 crop year, and we expect higher corn costs as a result. In addition, variables such as rainfall, planting dates, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins. Demand for US corn is at an all time high.  Any production shortfall during the 2006 growing season may create volatility and may increase our cost of corn.  In addition, newly constructed ethanol plants and expansions of existing plants in our geographic area may lead to increased demand for corn, higher prices and possibly an inadequate supply of corn from local producers.

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

General and Administrative Expense. Our general and administrative expenses as a percentage of revenues were 3.2% and 4.8% for the three months ended March 31, 2006 and 2005, respectively. This change was due to the elimination of the fees related to the management agreement with Broin Management.

Income from Operations. Our income from operations before minority interest for the three months ended March 31, 2006 totaled $5,897,503 compared to $5,184,450 for the three months ended March 31, 2005.  This was a result of the increase in revenues and the elimination of the management fees paid to Broin for the three months ended March 31, 2006.

Other Income (Expense). Our total other income and expense for the three months ended March 31, 2006 was substantially the same as the other income and expense for the three months ended March 31, 2005.

Minority Interest in Subsidiary Income. Minority interest in subsidiary income increased slightly for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, due primarily to the increased profitability of Dakota Ethanol.

Changes in Financial Condition for the Three Months Ended March 31, 2006

Consolidated assets totaled $42,225,121 at March 31, 2006 compared to $42,946,122 at December 31, 2005.  Current assets totaled $8,757,236 at March 31, 2006, slightly lower than $9,037,022 at December 31, 2005.

Consolidated current liabilities totaled $4,460,189 at March 31, 2006 as compared to $7,096,687 at December 31, 2005.

Long term liabilities totaled $8,220,240 at March 31, 2006, down slightly from $8,601,196 at December 31, 2005, due to our regularly scheduled loan payments.

Plant Operations

Management anticipates that the plant will continue to operate at or above name-plate capacity of 40 million gallons per year for the next 12 months.  We expect to have sufficient cash from cash flow generated by continuing operations, current lines of credit through our revolving promissory note, and cash reserves to cover our usual operating costs over the next 12 months, which consist primarily of corn supply, natural gas supply, staffing, office, audit, legal, compliance, working capital costs and debt service obligations.

A number of factors that are outside of our control affect our operating costs and revenues, including, but not limited to, the following:

•      Changes in the availability and price of corn;

•      Changes in federal ethanol tax incentives;

•      Changes in the environmental regulations that apply to our plant operations;

•      Increased competition in the ethanol industry;

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

•      Changes in the availability and price of natural gas;

•      Increases or decreases in the supply and demand for distillers grains; and

•      Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives).

On April 26, 2006, our board of managers issued an announcement to investors that the board was engaging in preliminary discussions concerning a potential change in corporate structure, merger, public offering or business combination of Lake Area Corn Processors with one or more companies.  As of the date of this report, no agreement, arrangement or understanding concerning a potential transaction had been reached.  We expect that our board will continue these preliminary discussions.

Liquidity and Capital Resources

The following table shows cash flows for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Net cash from operating activities	$4,572,610	$2,820,984
Net cash provided by (used for) investing activities	$(169,547)	$(422,592)
Net cash used for financing activities	$(4,058,677)	$(4,599,623)

Cash Flow From Operations.  The increase in net cash flow provided from operating activities between 2006 and 2005 was primarily due to a favorable spread between the price of corn and the price of ethanol.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities.  Investing activities decreased in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, primarily due to a decrease in the amount of cash used for purchasing property and equipment. In 2005, $300,000 was used for the purpose of modifying the distillers grains drying system.

Cash Flow From Financing Activities. Cash used for financing activities decreased for the three months ended March 31, 2006 primarily due to a decrease in cash paid to members through distributions.

Management anticipates sufficient cash flow from operating activities and revolving debt to cover debt service obligations, operations and planned capital expenditures for the next 12 months.

Indebtedness

First National Bank of Omaha is Dakota Ethanol’s primary lender.  Dakota Ethanol has four notes or loans outstanding with First National Bank pursuant to a Construction Loan Agreement and Construction Note dated September 25, 2000 and amendments dated July 29, 2002, November 1, 2002, April 23, 2005 and March 23, 2006.

Short-Term Debt Sources

On April 22, 2005, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expired on April 21, 2006 and the amount available is subject to certain financial ratios; however, subsequent to the period covered by this report, the note was renewed. It is now set to expire April 21, 2007 and is subject to the same terms as the original note.  Interest on any outstanding principal balance accrues at .50% above the bank’s base rate. There is a commitment fee of 0.375% on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On March 31, 2006, Dakota Ethanol did not have an outstanding balance on the note, and the entire amount of $3,000,000 was available to be drawn on the revolving promissory note.  There was no outstanding balance as of March 31, 2005.  The note is secured by Dakota Ethanol’s real property, personal property, and an assignment of all rents and leases in favor of First National Bank.

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

The balance of Term Note 2 requires quarterly installments of $581,690 which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on outstanding principal balances accrues at a rate of 9% annually.  The principal balance on the note as of March 31, 2006 was $9,360,401.

The balance of Term Note 4 is due and payable in quarterly installments of $329,777 commencing January 1, 2003 and continuing through September 1, 2011.  The installment will first be applied to the accrued interest on Term Note 5, and the remainder will be applied to accrued interest and principal of Term Note 4.   Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate (7.75 percent at March 31, 2006).  This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  The principal balance due on Term Note 4 as of March 31, 2006 was $88,121.

The balance of Term Note 5 is due and payable in quarterly installments of interest only commencing January 1, 2003, through September 1, 2011.  Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate.  This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement.  Should Dakota Ethanol elect to utilize this feature, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000.  In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed. On March 31, 2006 and 2005, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

Finally, Dakota Ethanol has a long-term debt obligation on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The portion for which Dakota Ethanol is obligated is estimated at $511,120. The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which Dakota Ethanol was the recipient of the proceeds.  In 2003, Lake County became aware that the taxes collected from the property on which the plant was located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and change in interest rates during December of 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, Dakota Ethanol entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on Dakota Ethanol’s property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, Dakota Ethanol’s obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which Dakota Ethanol’s plant is located.   The interest rate on the bonds is 7.75% annually.  The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While Dakota Ethanol’s obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was $1,219,808 as of March 31, 2006.

Contractual Obligations and Commercial Commitments

There were no material changes in the Company’s contractual obligations and commercial commitments during the three months ended March 31, 2006.

Distribution to Unit Holders

On February 15, 2006, our board of managers announced a cash distribution of $0.10 per membership unit for a total distribution of $2,962,000.00 to our unit holders of record as of January 1, 2006.

On April 11, 2006, subsequent to the period covered by this report, our board of managers announced a cash distribution of $0.10 per membership unit for a total distribution of $2,962,000.00 to our unit holders of record as of January 1, 2006.

Critical Accounting Estimates

There were no material changes in the Company’s accounting estimates during the three months ended March 31, 2006.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.  We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding long term notes which bear variable interest rates.  Specifically, we have $88,121 outstanding in variable rate, long-term debt as of March 31, 2006.  The specifics of each note are discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”  Dakota Ethanol manages its interest rate risk by monitoring the effect of market changes on interest rates and using fixed rate debt.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process and from fluctuations in the price of ethanol that we sell.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to cost of revenues of $1,034,189 related to derivative instruments for the three months ended March 31, 2006.  We recorded a decrease to cost of revenues of $817,433 related to derivative instruments for the year ended December 31, 2005. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 17 million bushels per year for the production of 48 million gallons of ethanol.  We have price protection for approximately 62% of our expected corn usage for fiscal year ended December 31, 2006 using CBOT futures and options and Over the Counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2007.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

As of March 31, 2006, Dakota Ethanol is committed to purchasing 140,000 mmBtu’s of natural gas for 2006, valued at approximately $1,050,000. The natural gas purchases represent approximately 9% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of March 31, 2006 and December 31, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
March 31, 2006	$865,737.00	$86,574.00
December 31, 2005	$170,125.00	$17,012.50

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer (the principal executive officer), Douglas Van Duyn, along with our Chief Financial Officer (the principal financial officer), Brian Woldt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material developments have occurred in the three months ended March 31, 2006.

ITEM 1A. RISK FACTORS.

The following Risk Factor is provided due to material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K. The Risk Factor set forth below should be read in conjunction with the Risk Factors section and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K.

Risks Related to a Potential Change in Corporate Structure or Merger

Any change to our corporate structure, merger, public offering or business combination may present additional challenges and risks that negatively impact our future financial performance.

On April 26, 2006, our board of managers issued an announcement to investors that the board was engaging in preliminary discussions concerning a potential change in corporate structure, merger, public offering or business combination of Lake Area Corn Processors, LLC with one or more companies.  However, as of the date of this report, no agreement, arrangement or understanding concerning a potential transaction had been reached.  The use of cash to finance expenditures related to a change in corporate structure, merger, public offering or business combination could impact our ability to make future distributions to our members. Furthermore, there is no assurance that any such transaction will reduce our operating costs or increase our operating income.  There is no guarantee or assurance that our past financial performance can accurately predict future results, especially in connection with such a change to our business.  In addition, any change in corporate structure or merger may result in additional costs that may negatively impact our future financial performance and could present additional challenges and risks that reduce our profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)           The following exhibits are filed as part of this report.

10.1           Sixth Amendment to Construction Loan Agreement dated March 23, 2006.

31.1           Certificate pursuant to 17 CFR 240.13a-14(a).

31.2           Certificate pursuant to 17 CFR 240.13a-14(a).

32.1           Certificate pursuant to 18 U.S.C. § 1350.

32.2           Certificate pursuant to 18 U.S.C. § 1350.

(b)           Reports on Form 8-K:  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	May 15, 2006	/s/ Douglas Van Duyn
Douglas Van Duyn
Chief Executive Officer

Date:	May 15, 2006	/s/ Brian Woldt
Brian Woldt
Chief Financial Officer