Form 10-Q
period 2006-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2006-08-14
CIK 1156174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2006.

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

Large Accelerated Filer ☐	Accelerated Filer☐	Non-Accelerated Filer☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of August 14, 2006, there were 29,620,000 units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2006	2005*
ASSETS

CURRENT ASSETS
Cash	$7,719,138	$704,282
Receivables
Ethanol	5,563,067	—
Ethanol - related party	—	4,928,479
Distillers grains	257,195	343,456
Incentives	83,333	166,667
Other	—	75,000
Inventory
Raw materials	610,633	449,887
Finished goods	1,051,522	651,580
Parts inventory	892,285	889,481
Work in process	364,223	304,610
Investment in commodity contracts	1,909,335	170,125
Prepaid expenses	153,269	353,455
Total current assets	18,604,000	9,037,022

PROPERTY AND EQUIPMENT
Land	126,097	106,394
Land improvements	2,665,358	2,329,933
Buildings	8,088,853	7,439,179
Equipment	36,552,625	32,894,616
Construction in progess	—	19,967
	47,432,933	42,790,089
Less accumulated depreciation	(10,482,747)	(9,321,715)
Net property and equipment	36,950,186	33,468,374

OTHER ASSETS
Goodwill	10,369,640	—
Guarantee premium	310,928	359,206
Other	210,551	81,520
Total other assets	10,891,119	440,726

	$66,445,305	$42,946,122

*                    Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2006	2005*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,224,081	$4,427,614
Accounts payable - related party	—	180,488
Purchase price payable - minority interest	132,533	—
Accrued liabilities	550,815	525,434
Short-term notes payable	19,579,000	—
Current portion of guarantee payable	62,617	62,617
Current portion of notes payable	1,558,588	1,900,534
Total current liabilities	24,107,634	7,096,687

LONG-TERM LIABILITIES
Guarantee payable	395,344	372,950
Notes payable	7,430,911	8,228,246
Total long-term liabilities	7,826,255	8,601,196

MINORITY INTEREST	—	3,234,649

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	19,605,016	9,107,190
Total members’ equity	34,511,416	24,013,590

	$66,445,305	$42,946,122

*                    Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

REVENUES
Sales	$29,486,531	$2,070,662	$51,988,198	$4,812,128
Sales - related party	—	15,123,252	—	33,734,137
Incentive income	93,243	24,328	275,910	195,585
Total revenues	29,579,774	17,218,242	52,264,108	38,741,850

COST OF REVENUES	15,573,407	14,884,125	31,637,140	30,194,990

GROSS PROFIT	14,006,367	2,334,117	20,626,968	8,546,860

EXPENSES
General and administrative	849,315	745,420	1,572,413	1,773,713

INCOME FROM OPERATIONS	13,157,052	1,588,697	19,054,555	6,773,147

OTHER INCOME (EXPENSE)
Interest and other income	48,663	31,606	57,767	72,877
Interest expense	(222,985)	(271,085)	(454,720)	(548,699)
Total other income (expense)	(174,322)	(239,479)	(396,953)	(475,822)

NET INCOME BEFORE MINORITY INTEREST	12,982,730	1,349,218	18,657,602	6,297,325

MINORITY INTEREST IN SUBSIDIARY	(1,551,674)	(169,589)	(2,235,776)	(765,748)

NET INCOME	$11,431,056	$1,179,629	$16,421,826	$5,531,577

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.39	$0.04	$0.55	$0.19

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$0.10	$0.06	$0.20	$0.16

DISTRIBUTIONS PER CAPITAL UNIT PAID	$0.10	$0.06	$0.20	$0.23

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005

OPERATING ACTIVITIES
Net income	$16,421,826	$5,531,577
Changes to income not affecting cash
Depreciation	1,161,032	1,122,032
Amortization	62,497	71,271
Minority interest in subsidiary	2,235,776	765,748
Other	(14,693)	(68,785)
(Increase) decrease in
Receivables	(389,993)	(248,658)
Inventory	(623,105)	(239,990)
Prepaid expenses	200,186	(109,716)
Investment in commodity contracts	(1,739,210)	(1,155,858)
Increase (decrease) in
Accounts payable	(2,384,023)	(1,982,296)
Accrued liabilities	25,381	147,921
NET CASH FROM OPERATING ACTIVITIES	14,955,674	3,833,246

INVESTING ACTIVITIES
Change in other assets	—	139,510
Acquisition of minority interest in subsidiary	(19,219,243)	—
Purchase of property and equipment	(300,019)	(999,551)
NET CASH USED FOR INVESTING ACTIVITIES	(19,519,262)	(860,041)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	—	1,362,987
Advances on revolving promissory note	479,000	1,913,000
Notes payable issued	19,100,000	—
Principal payments on notes payable	(1,116,887)	(650,195)
Financing costs paid	(143,250)	—
Distributions paid to minority member	(816,419)	(939,176)
Distributions paid to LACP members	(5,924,000)	(6,812,600)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	11,578,444	(5,125,984)

NET INCREASE (DECREASE) IN CASH	7,014,856	(2,152,779)

CASH AT BEGINNING OF PERIOD	704,282	2,207,504
CASH AT END OF PERIOD	$7,719,138	$54,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$469,807	$284,300

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Account payable incurred in acquisition of minority interest in subisidiary	$132,533	$—

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

NOTE 1 — NATURE OF OPERATIONS

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the six and three months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Dakota Ethanol. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Under the previous ethanol marketing agreement in place during 2005, revenue for the sale of ethanol was recorded based on the gross selling price reported to Dakota Ethanol and shipping costs incurred in the sale of ethanol were recorded as a component of cost of revenues.  The shipping costs for the sale of ethanol recorded as a component of cost of revenues were $642,281 and $283,433 for the six and three months ended June 30, 2005, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

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

We have recorded an increase to cost of revenues of $1,060,390 and $26,201 related to our derivative contracts for the six and three months ended June 30, 2006, respectively.  We have recorded a decrease to cost of revenues of $433,858 and $411,508 related to our derivative contracts for the six and three months ended June 30, 2005, respectively.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

Goodwill

Under Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, it is not permissible to amortize goodwill to expense. Rather, an impairment approach must be used for valuation whereby a decrease in the intangible asset’s fair value below its carrying amount will result in a write-down of the asset. If there is no decrease in value below the carrying amount as determined by impairment testing, the carrying amount of goodwill does not change. For the six months ended June 30, 2006, management reviewed the fair value of goodwill and determined that it was not impaired.  Goodwill is amortized over a fifteen year period for income tax purposes.

NOTE 3 — SHORT-TERM NOTES PAYABLE

On April 21, 2006, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on April 20, 2007 and the amount available is subject to certain financial ratios.  Interest on the outstanding principal balances accrues at 50 basis points above the bank’s base rate (8.25 percent at June 30, 2006).  This rate is subject to adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On June 30, 2006, Dakota Ethanol had $479,000 outstanding and $2,521,000 available to be drawn on the revolving promissory note.

On June 30, 2006, Dakota Ethanol received a promissory note from First National Bank of Omaha in the amount of $19,100,000 to finance Lake Area Corn Processor’s purchase of the minority interest in Dakota Ethanol.  The note is due in full on or before October 28, 2006.  Interest on the outstanding principal balance accrues at the bank’s base rate (8.25 percent at June 30, 2006) and is payable monthly.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On June 30, 2006, Dakota Ethanol had $19,100,000 outstanding.

NOTE 4 — LONG-TERM NOTES PAYABLE

The balance of the notes payable are as follows:

	June 30,	December 31,
	2006	2005 *
	(unaudited)

Note payable to First National Bank of Omaha
Term Note 2	$8,989,499	$9,718,308
Term Note 4	—	410,472
Term Note 5	—	—
	8,989,499	10,128,780

Less current portion	(1,558,588)	(1,900,534)

	$7,430,911	$8,228,246

*                    Derived from audited financial statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

Minimum principal payments for the next five years are estimated as follows:

Twelve Months Ended June 30,	Amount

2007	$1,558,588
2008	1,704,208
2009	1,866,662
2010	2,042,912
2011	1,817,128

Dakota Ethanol had the ability to draw upon the entire $5,000,000 available balance on Term Note 5 at June 30, 2006 and December 31, 2005, respectively.

NOTE 5 — COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year.  No incentive income or expense was recorded for the six and three months ended June 30, 2006, respectively, as ethanol production decreased compared to the same periods in the prior year.  Incentive expense of $6,063 and $57,362 was recorded for the six and three months ended June 30, 2005, respectively, as ethanol production decreased compared to the same period in the prior year and a refund of incentives received earlier in the program year was owed.  It is uncertain if there is enough funding for the program to pay fully all applications during the year.  Dakota Ethanol’s participation in the program ended June 30, 2006 as the incentive will expire on September 30, 2006.

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold.  Incentive revenue of $275,910 and $93,243 was recorded for the six and three months ended June 30, 2006, respectively.  Incentive revenue of $201,648 and $81,690 was recorded for the six and three months ended June 30, 2005, respectively.  Dakota Ethanol earned its final allocation in March 2006 for the program year ended June 30, 2006.  Dakota Ethanol did not receive the annual maximum for the 2006 program year due to budget constraints on the State of South Dakota program and will not likely receive the annual maximum under the 2007 program year.

Environmental — During the year ended December 31, 2002, management became aware that the ethanol plant may have exceeded certain emission levels allowed by their operating permit. The Company has disclosed the situation to the appropriate state regulatory agency and has taken steps to reduce the emissions to acceptable levels. Management has not accrued a liability for environmental remediation costs since the costs, if any, cannot be estimated.

NOTE 6 — MINORITY INTEREST PURCHASE

On June 30, 2006, the Company executed an Assignment Agreement with members of the Broin family for the purchase of all of the outstanding minority interest (11.898%) in Dakota Ethanol. In order for the Company to take advantage of prevailing market conditions, the Company purchased the minority interest under the right of first refusal when the Broins negotiated to sell their interest to a third party. The purchase transaction closed on June 30, 2006. Dakota Ethanol is now operated as a wholly-owned subsidiary. The Company paid to the Broins a purchase price of $17,116,000 plus an amount representing the Broins’ share of estimated net income through June 30, 2006. The total amount paid to the Broins was $19,351,776.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

In order to fund our buyout of the minority interest, the Company entered into a credit facility of $19,100,000 with our senior lender, First National Bank of Omaha. The credit facility is a 120 day term note with a principal balance of $19,100,000 accruing interest at a variable rate based on the Bank’s base rate as published from time to time as its national base rate. The note requires interest only payments on a monthly basis. The payments commence on July 30, 2006. The principal balance and any outstanding accrued interest under the note is due upon the earlier of (i) our resale of the capital units purchased from the minority interest owners; or (ii) expiration of the note which is October 28, 2006.

Because Dakota Ethanol was already 88% owned by the Company since inception, the results of its operations have already been reflected in the Company’s balance sheets and statements of operations since the inception of Dakota Ethanol.

The acquisition costs for the minority interest, including purchase price, legal fees and appraisal fees, were approximately $19.4 million. The purchase price allocation has not been finalized as it includes estimated legal and appraisal fees.

	6/30/2006	6/30/2006	FAS 141	FAS 141
	Book	Appraised	Adjustments	Balance Sheet
Current assets	$18,762,092	$18,762,092	$—	$18,762,092
Net property and equipment	32,622,054	69,000,000	4,328,132	36,950,186
Other assets	378,229	378,229	—	378,229
Goodwill	—	—	10,369,640	10,369,640
Total assets	$51,762,375	$88,140,321	$14,697,772	$66,460,147
Current liabilities	$4,864,717	$4,864,717	$—	$4,864,717
Long-term liabilities	7,826,255	7,826,255	—	7,826,255
Equity	39,071,403	75,449,349	14,697,772	53,769,175
Total liabilities and equity	$51,762,375	$88,140,321	$14,697,772	$66,460,147

Acquisition of minority interest of subsidiary:

Current assets	$2,232,254
Property and equipment	8,214,813
Other assets	45,000
Current liabilities	(578,788)
Long-term liabilities	(931,143)
Goodwill	10,369,640
$19,351,776

There are no contingent provisions nor research and development assets purchased or written off in the purchase of the minority interest.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

The following pro forma statements of operations are prepared assuming the Company had acquired the minority interest at the beginning of the periods presented:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

REVENUES
Sales	$29,486,531	$2,070,662	$51,988,198	$4,812,128
Sales - related party	—	15,123,252	—	33,734,137
Incentive income	93,243	24,328	275,910	195,585
Total revenues	29,579,774	17,218,242	52,264,108	38,741,850

COST OF REVENUES	15,573,407	14,884,125	31,637,140	30,194,990

GROSS PROFIT	14,006,367	2,334,117	20,626,968	8,546,860

EXPENSES
General and administrative	849,315	745,420	1,572,413	1,773,713

INCOME FROM OPERATIONS	13,157,052	1,588,697	19,054,555	6,773,147

OTHER INCOME (EXPENSE)
Interest and other income	48,663	31,606	57,767	72,877
Interest expense	(222,985)	(271,085)	(454,720)	(548,699)
Total other income (expense)	(174,322)	(239,479)	(396,953)	(475,822)

NET INCOME	$12,982,730	$1,349,218	$18,657,602	$6,297,325

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.44	$0.05	$0.63	$0.21

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$0.10	$0.06	$0.20	$0.16

DISTRIBUTIONS PER CAPITAL UNIT PAID	$0.10	$0.06	$0.20	$0.23

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month and six-month periods ended June 30, 2006, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•                   Projected growth or overcapacity within the ethanol industry causing supply to exceed demand;

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

Overview

Lake Area Corn Processors, LLC (the “Company”) is a South Dakota limited liability company that owns and manages Dakota Ethanol, LLC.  Dakota Ethanol, LLC owns and operates an ethanol plant located near Wentworth, South Dakota that has a nameplate production capacity of 40 million gallons of ethanol per year.  Lake Area Corn Processors, LLC is referred to in this report as “LACP,” the “company,” “we,” or “us.”  Dakota Ethanol, LLC is referred to in this report as “Dakota Ethanol” or the “ethanol plant.”

From the inception of Dakota Ethanol until June 30, 2006, we owned approximately 88% of the interest in Dakota Ethanol.  The remaining approximately 12% interest was owned by members of the Broin family.  However, on June 30, 2006, we executed an Assignment Agreement with the members of the Broin family to purchase all of the outstanding minority interest in Dakota Ethanol.  As a result, we now operate Dakota Ethanol as our wholly-owned subsidiary.

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

Results of Operations for the Three Months Ended June 30, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the three months ended June 30, 2006 and 2005:

	June 30, 2006		June 30, 2005
Income Statement Data	Amount	%	Amount	%
Revenues	$29,579,774	100.0	$17,218,242	100.0

Cost of Revenues	$15,573,407	52.6	$14,884,125	86.4

Gross Profit	$14,006,367	47.4	$2,334,117	13.6

General and Administrative Expense	$849,315	2.9	$745,420	4.3

Income from Operations	$13,157,052	44.5	$1,588,697	9.2

Other Income (Expense)	$(174,322)	0.6	$(239,479)	1.4

Net Income Before Minority Interest	$12,982,730	43.9	$1,349,218	7.8

Minority Interest in Subsidiary Income	$(1,551,674)	5.2	$(169,589)	1.0

Net Income	$11,431,056	38.6	$1,179,629	6.9

Revenues.  Our Revenues for the quarter ended June 30, 2006 include $26,992,084 in sales of ethanol and $2,494,447 in sales of distillers grains, in addition to $93,243 of incentive revenue.

The increase in revenues from the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is due primarily to an increase in the price and amount of ethanol sold.  For the three months ended June 30, 2006, the average price of the ethanol we sold increased approximately 73% from the average price paid for the three months ended June 30, 2005.  The volume of ethanol sold in the three months ended June 30, 2006 was 5% higher than in the three months ended June 30, 2005.

Due to a number of factors, including the higher price of petroleum gasoline and seasonal demand, ethanol prices remained high during the first six months of calendar 2006.  We believe the favorable prices result from higher gasoline prices, which encourages voluntary blending, and the growing recognition of ethanol as an alternative energy source.  We expect that ethanol prices will begin to trend downward the remainder of the fiscal year due to the end of the peak summer driving season near Labor Day, which typically results in lower unleaded gasoline and ethanol prices.  In addition, we expect the increased production and supply of ethanol will lead to lower ethanol prices as new plants become operational and the supply of ethanol exceeds the amount needed to replace MTBE as an oxygenate.  As of July 26, 2006, the Renewable Fuels Association reports that there were 101 ethanol plants in operation nationwide with the capacity to produce more than 4.8 billion gallons annually, with approximately 39 additional plants expected to come into production in the next 18 months, along with seven existing plants, expanding total ethanol production capacity by an additional 2.5 billion gallons. Accordingly, the price of ethanol may trend downward if supply exceeds demand which would negatively impact on our earnings.

With respect to distillers grains prices, the increase in revenues from the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is due primarily to an increase in the price and amount of distillers grains sold.  For the three months ended June 30, 2006, the average price of the distillers grains we sold increased approximately 12% from the average price paid for the three months ended June 30, 2005.  The volume of distillers grains sold in the three months ended June 30, 2006 was 5% higher than in the three months ended June 30, 2005.

Our revenues also include incentive revenue from state and federal programs.  For the three months ended June 30, 2006, Dakota Ethanol did not receive any revenue from the United States Department of Agriculture’s Commodity Credit Bioenergy Program because Dakota Ethanol did not produce any incremental gallons compared to the same period in 2005, as required for payment under the program.  For the three months ended June 30, 2005, an expense under the program was recorded because production had decreased and a refund of incentives paid earlier in the program year was owed.  We do not expect to qualify for the Commodity Credit Bioenergy Program in the future because the program expired June 30, 2006.  Incentive revenue from the State of South Dakota increased to $93,243 for the three months ended June 30, 2006, an increase of $11,553 from the same period in 2005.  We expect that Dakota Ethanol will not receive the maximum for the 2007 program year due to budget constraints on the South Dakota program.

Cost of Revenues.  Our cost of revenues as a percentage of revenues was 52.6% and 86.4% for the three months ended June 30, 2006 and 2005, respectively.  However, our cost of revenues increased by $689,282 in the three months ended June 30, 2006.  The increase in our cost of revenues from period to period is primarily due to our increased denaturant and rail car lease expense.  Denaturant is a product derived from gasoline that is added to ethanol.  As the price of gasoline has increased, so has the price of denaturant.  Our rail car lease costs increased due to a change in the agreements with the marketing companies, which has resulted in an increase to the cost of the cars under the current marketing agreement.

In addition, the cost of our natural gas increased 6% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.  Natural gas has recently been available only at prices exceeding historical averages.  We expect natural gas prices to remain high or elevated given the unpredictable market situation.  This could increase our natural gas costs substantially, which will increase our cost of goods sold and may cause our net income to decrease.

The average price per bushel we paid for our corn remained relatively unchanged for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.  Corn costs significantly impact our cost of goods sold.  Although corn carryout supplies for 2006 marketing year appear adequate, an increase in corn exports as well as sustained domestic usage may increase total demand for corn and result in upward pressure on corn prices.  Additionally, due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity.” This has placed upward pressure on corn prices.   We expect that the increased demand of corn resulting from additional ethanol plants will lead to greater competition for corn in our geographic area, which we expect will lead to higher corn prices.  Any increase in the price of corn will cause our cost of goods sold to rise and, as a result, our net income may decline.

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

General and Administrative Expense.  Our general and administrative expenses as a percentage of revenues were 2.9% and 4.3% for the three months ended June 30, 2006 and 2005, respectively.  However, our administrative expenses increased slightly due to a general increase in expenses offset by a reduction in the management fees paid to Broin Management.

Income from Operations.  Our income from operations before minority interest for the three months ended June 30, 2006 totaled $13,157,052 compared to $1,588,697 for the three months ended June 30, 2005.  This change was a result of the increase in revenues and the elimination of the management fees paid to Broin for the three months ended June 30, 2006.

Other Income (Expense).  Our total other income and expense for the three months ended June 30, 2006 was substantially the same as the other income and expense for the three months ended June 30, 2005.

Minority Interest in Subsidiary Income.  Minority interest in subsidiary income was $1,551,674 for the three months ended June 30, 2006 as compared to $169,589 for the three months ended June 30, 2005, due to the higher income from operations in 2006.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the six months ended June 30, 2006 and 2005:

	June 30, 2006		June 30, 2005
Income Statement Data	Amount	%	Amount	%
Revenues	$52,264,108	100.0	$38,741,850	100.0

Cost of Revenues	$31,637,140	60.5	$30,194,990	78.0

Gross Profit	$20,626,968	39.5	$8,546,860	22.1

General and Administrative Expense	$1,572,413	3.0	$1,773,713	4.6

Income from Operations	$19,054,555	36.5	$6,773,147	17.5

Other Income (Expense)	$(396,953)	0.8	$(475,822)	1.2

Net Income Before Minority Interest	$18,657,602	35.7	$6,297,325	16.3

Minority Interest in Subsidiary Income	$(2,235,776)	4.3	$(765,748)	2.0

Net Income	$16,421,836	31.4	$5,531,577	14.3

Revenues.  Our revenues for the six months ended June 30, 2006 include $46,749,765 in sales of ethanol and $5,238,433 in sales of distillers grains, in addition to $275,910 of incentive revenue.

The increase in revenues from the six months ended June 30, 2006 compared to the three months ended June 30, 2005 is due primarily to an increase in the price and amount of ethanol sold.  For the six months ended June 30, 2006, the average price of the ethanol we sold increased approximately 41% from the average price paid for the six months ended June 30, 2005.  Volume of ethanol sold in the six months ended June 30, 2006 was comparable to that sold in the six months ended June 30, 2005.

Cost of Revenues.  Our cost of revenues as a percentage of revenues was 60.5% and 78.0% for the six months ended June 30, 2006 and 2005, respectively.  However, our cost of revenues increased by $1,442,150 in the six months ended June 30, 2006.  The increase in our cost of revenues from period to period is primarily due to our increased natural gas costs offset by our reduced corn costs.  While natural gas prices decreased from the record highs, the cost of our natural gas increased 28% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.  The average price per bushel we paid for our corn decreased approximately 3% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

General and Administrative Expense.  Our general and administrative expenses as a percentage of revenues were 3.0% and 4.6% for the six months ended June 30, 2006 and 2005, respectively.  Our administrative expenses decreased slightly for the six months ended June 30, 2006 due mainly to the elimination of the management fee paid to Broin Management.

Income from Operations.  Our income from operations before minority interest for the six months ended June 30, 2006 totaled $19,054,555 compared to $6,773,147 for the six months ended June 30, 2005.  This was a result of the increase in revenues and the elimination of the management fees paid to Broin, offset by an increase in natural gas costs, for the six months ended June 30, 2006.

Other Income (Expense).  Our total other income and expense for the six months ended June 30, 2006 was substantially the same as the other income and expense for the six months ended June 30, 2005.

Minority Interest in Subsidiary Income.  Minority interest in subsidiary income was $2,235,776 for the six months ended June 30, 2006 as compared to $765,748 for the six months ended June 30, 2005, due to the higher income from operations in 2006.

Changes in Financial Condition for the Six Months Ended June 30, 2006

Consolidated assets totaled $66,445,305 at June 30, 2006 compared to $42,946,122 at December 31, 2005.  Current assets totaled $18,604,000 at June 30, 2006, an increase from $9,037,022 at December 31, 2005.  The increase in our assets is due primarily to increased cash and increased investment in commodity contracts.

Consolidated current liabilities totaled $24,107,634 at June 30, 2006 as compared to $7,096,687 at December 31, 2005.  The increase in current liabilities is due primarily to increased short-term debt to fund the purchase of the minority interest.

Long term liabilities totaled $7,826,255 at June 30, 2006, down slightly from $8,601,196 at December 31, 2005, due to our regularly scheduled loan payments.

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

On June 30, 2006, the Company executed an Assignment Agreement with members of the Broin family for the purchase of all of the outstanding minority interest (11.898%) in Dakota Ethanol.  We purchased the minority interest under the right of first refusal triggered by the Broins’ negotiation of the sale of their interest to a third party.  Our purchase of the Broins’ interest will allow us to make future business decisions and to take advantage of prevailing market conditions.  Under the agreement, we paid the Broins a purchase price of $17,116,000 for their interest plus an amount representing the Broins’ share of estimated net income through June 30, 2006.  The total amount paid to the Broins was $19,351,776.  The purchase transaction closed on June 30, 2006.  As a result, Dakota Ethanol is now operated as our wholly-owned subsidiary.  In order to fund our buyout of the minority interest, we entered into a credit facility of $19,100,000 with our senior lender, First National Bank of Omaha, as described below under “Indebtedness — Short-Term Debt Sources.”

Liquidity and Capital Resources

The following table shows cash flows for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Net cash from operating activities	$14,955,674	$3,833,246
Net cash provided by (used for) investing activities	$(19,519,262)	$(860,041)
Net cash used for financing activities	$11,578,444	$(5,125,984)

Cash Flow From Operations.  The increase in net cash flow provided from operating activities between 2006 and 2005 was primarily due to a favorable spread between the price of corn and the price of ethanol.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities.  Investing activities increased in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily due to the purchase of the minority interest in Dakota Ethanol.

Cash Flow From Financing Activities.  The increase in cash flow provided by financing activities was due to issuing notes payable for the minority interest purchase.

Management anticipates sufficient cash flow from operating activities and revolving debt to cover debt service obligations, operations and planned capital expenditures for the next 12 months.

Indebtedness

First National Bank of Omaha is Dakota Ethanol’s primary lender.  Dakota Ethanol has four notes or loans outstanding with First National Bank pursuant to a Construction Loan Agreement and Construction Note dated September 25, 2000 and amendments thereto.

Short-Term Debt Sources

On April 21, 2006, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on April 20, 2007 and the amount available is subject to certain financial ratios.  Interest on any outstanding principal balance accrues at fifty basis points above the bank’s base rate (8.25% at June 30, 2006). There is a commitment fee of 3/8% on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On June 30, 2006, Dakota Ethanol had an outstanding balance on the note of $479,000, and $2,521,000 was available to be drawn on the revolving promissory note.

On June 30, 2006, Dakota Ethanol received a promissory note from First National Bank of Omaha in the amount of $19,100,000 to finance Lake Area Corn Processor’s purchase of the minority interest in Dakota Ethanol.  The note is due in full on or before October 28, 2006.  Interest on the outstanding principal balance accrues at the bank’s base rate (8.25 percent at June 30, 2006) and is payable monthly.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On June 30, 2006, Dakota Ethanol had $19,100,000 outstanding.

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

The balance of Term Note 2 requires quarterly installments of $581,690 which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on outstanding principal balances accrues at a rate of 9% annually.  The principal balance on the note as of June 30, 2006 was $8,989,499.

The balance of Term Note 4 was due and payable in quarterly installments of $329,777 commencing January 1, 2003 and continuing through September 1, 2011.  As of June 30, 2006, the Company had paid the remaining balance on Term Note 4.

The balance of Term Note 5 is due and payable in quarterly installments of interest only commencing January 1, 2003, through September 1, 2011.  Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate.  This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement.  Should Dakota Ethanol elect to utilize this feature, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000.  In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed. On June 30, 2006 and 2005, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

Finally, Dakota Ethanol has a long-term debt obligation on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The portion for which Dakota Ethanol is obligated is estimated at $511,120. The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which Dakota Ethanol was the recipient of the proceeds.  In 2003, Lake County became aware that the taxes collected from the property on which the plant was located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and change in interest rates during December of 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, Dakota Ethanol entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on Dakota Ethanol’s property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, Dakota Ethanol’s obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which Dakota Ethanol’s plant is located.   The interest rate on the bonds is 7.75% annually.  The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While Dakota Ethanol’s obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was $1,219,808 as of June 30, 2006.

Contractual Obligations and Commercial Commitments

There were no material changes in the Company’s contractual obligations and commercial commitments during the three months ended June 30, 2006.

Distribution to Unit Holders

On April 11, 2006, our board of managers announced a cash distribution of $0.10 per membership unit for a total distribution of $2,962,000.00 to our unit holders of record as of January 1, 2006.

Critical Accounting Estimates

On June 30, 2006 the Company acquired the minority interest of Dakota Ethanol.  As a result, the Company also acquired goodwill in the amount of $10,369,640.  Under Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, it is not permissible to amortize goodwill to expense. Rather, an impairment approach must be used for valuation whereby a decrease in the intangible asset’s fair value below its carrying amount will result in a write-down of the asset. If there is no decrease in value below the carrying amount as determined by impairment testing, the carrying amount of goodwill does not change. For the six months ended June 30, 2006, management reviewed the fair value of goodwill and determined that it was not impaired.

There were no other material changes in the Company’s accounting estimates during the three and six months ended June 30, 2006.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding long term notes which bear variable interest rates.  Specifically, we have $19,579,000 outstanding in variable rate, long-term debt as of June 30, 2006.  The specifics of each note are discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”  Dakota Ethanol manages its interest rate risk by monitoring the effect of market changes on interest rates and using fixed rate debt.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to cost of revenues of $1,060,390 and $26,201 related to derivative instruments for the six and three months ended June 30, 2006, respectively.  We recorded a decrease to cost of revenues of $433,858 and $411,508 related to derivative instruments for the six and three months ended June 30, 2006, respectively.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 17 million bushels per year for the production of 48 million gallons of ethanol.  We have price protection for approximately 80% of our expected corn usage for fiscal year ended December 31, 2006 using CBOT futures and options and Over the Counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2007.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

As of June 30, 2006, Dakota Ethanol is committed to purchasing 80,000 mmBtu’s of natural gas for 2006, valued at approximately $600,000.  The natural gas purchases represent approximately 10% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of June 30, 2006 and December 31, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
June 30, 2006	$1,909,335	$190,934
December 31, 2005	$170,125	$17,013

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer (the principal executive officer), Douglas Van Duyn, along with our Chief Financial Officer (the principal financial officer), Brian Woldt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments have occurred in the three months ended June 30, 2006.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2006 annual members meeting on June 8, 2006. At the annual members meeting, the members elected Randy Hansen and Ronald Alverson to our board of managers to serve until the 2009 annual members meeting and until their successors are duly elected and qualified.  The votes cast for each nominee are as follows:

	For	Withheld	Abstain
Randy Hansen	165	162	669
Ronald Alverson	287	40	669
Lynn Jensen	121	206	669
Alfred Miron	51	276	669

The other managers whose terms of office continued after the meeting are Douglas Van Duyn, Brian Woldt, Dale Schut, Dale Thompson and Todd Brown.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  The following exhibits are filed as part of this report.

10.1                           Assignment Agreement between Jeff Broin, Rob Broin, Todd Broin, Lowell Broin and Judy Broin and Lake Area Corn Processors, LLC dated June 30, 2006.

10.2                           Eighth Amendment to Construction Loan Agreement dated June 30, 2006.

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

LAKE AREA CORN PROCESSORS, LLC

Date: August 14, 2006	/s/ Douglas Van Duyn
Douglas Van Duyn
Chief Executive Officer

Date: August 14, 2006	/s/ Brian Woldt
Brian Woldt
Chief Financial Officer