Form 10-Q
period 2006-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2006-11-14
CIK 1156174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2006.

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

☒ Yes         ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes         ☒ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of November 14, 2006, there were 29,620,000 units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2006	December 31, 2005*
ASSETS

CURRENT ASSETS
Cash	$267,687	$704,282
Receivables
Ethanol	3,523,084	—
Ethanol — related party	—	4,928,479
Distillers grains	283,681	343,456
Incentives	166,667	166,667
Other	—	75,000
Inventory
Raw materials	1,519,699	449,887
Finished goods	872,934	651,580
Parts inventory	967,102	889,481
Work in process	368,628	304,610
Investment in commodity contracts	961,185	170,125
Prepaid expenses	133,835	353,455
Total current assets	9,064,502	9,037,022

PROPERTY AND EQUIPMENT
Land	126,097	106,394
Land improvements	2,665,358	2,329,933
Buildings	8,088,853	7,439,179
Equipment	36,552,625	32,894,616
Construction in progess	10,037	19,967
	47,442,970	42,790,089
Less accumulated depreciation	(11,135,053)	(9,321,715)
Net property and equipment	36,307,917	33,468,374

OTHER ASSETS
Goodwill	10,394,233	—
Guarantee premium	286,789	359,206
Other	60,660	81,520
Total other assets	10,741,682	440,726

	$56,114,101	$42,946,122

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2006	December 31, 2005*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,620,120	$4,427,614
Accounts payable — related party	—	180,488
Accrued liabilities	549,428	525,434
Current portion of guarantee payable	62,617	62,617
Current portion of notes payable	1,594,029	1,900,534
Total current liabilities	4,826,194	7,096,687

LONG-TERM LIABILITIES
Guarantee payable	406,540	372,950
Notes payable	7,018,477	8,228,246
Total long-term liabilities	7,425,017	8,601,196

MINORITY INTEREST	—	3,234,649

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	28,956,490	9,107,190
Total members’ equity	43,862,890	24,013,590

	$56,114,101	$42,946,122

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
REVENUES
Sales	$27,281,613	$16,354,595	$79,269,811	$50,088,733
Sales — related party	—	2,307,107	—	7,119,235
Incentive income	250,000	210,114	525,910	405,699
Total revenues	27,531,613	18,871,816	79,795,721	57,613,667

COST OF REVENUES	13,818,302	16,076,597	45,455,442	46,271,842

GROSS PROFIT	13,713,311	2,795,219	34,340,279	11,341,825

EXPENSES
General and administrative	1,211,035	1,017,075	2,783,447	2,790,534

INCOME FROM OPERATIONS	12,502,276	1,778,144	31,556,832	8,551,291

OTHER INCOME (EXPENSE)
Interest and other income	24,124	80,555	81,890	153,432
Interest expense	(212,926)	(279,784)	(667,646)	(828,483)
Total other income (expense)	(188,802)	(199,229)	(585,756)	(675,051)

NET INCOME BEFORE MINORITY INTEREST	12,313,474	1,578,915	30,971,076	7,876,240

MINORITY INTEREST IN SUBSIDIARY	—	(188,041)	(2,235,776)	(953,789)

NET INCOME	$12,313,474	$1,390,874	$28,735,300	$6,922,451

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.42	$0.05	$0.97	$0.23

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	$29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$0.10	$0.06	$0.30	$0.22

DISTRIBUTIONS PER CAPITAL UNIT PAID	0.10	$0.06	$0.30	$0.22

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES
Net income	$28,735,300	$6,922,451
Changes to income not affecting cash
Depreciation	1,813,338	1,699,980
Amortization	93,277	105,315
Minority interest in subsidiary	2,235,776	953,789
Other	(19,499)	57,711
(Increase) decrease in
Receivables	1,540,170	184,338
Inventory	(1,432,807)	(226,311)
Prepaid expenses	219,619	(53,133)
Investment in commodity contracts	(791,060)	(825,308)
Increase (decrease) in
Accounts payable	(1,987,981)	(1,850,578)
Accrued liabilities	57,584	2,246,036
NET CASH FROM OPERATING ACTIVITIES	30,463,717	9,214,290

INVESTING ACTIVITIES
Change in other assets	—	213,015
Acquisition of minority interest in subsidiary	(14,885,489)	—
Purchase of property and equipment	(4,652,880)	(1,096,282)
NET CASH USED FOR INVESTING ACTIVITIES	(19,538,369)	(883,267)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	—	704,054
Notes payable issued	19,100,000	—
Principal payments on notes payable	(20,616,274)	(1,309,065)
Financing costs paid	(143,250)	—
Distributions paid to minority member	(816,419)	(1,194,976)
Distributions paid to LACP members	(8,886,000)	(8,589,800)
NET CASH USED FOR FINANCING ACTIVITIES	(11,361,943)	(10,389,787)

NET DECREASE IN CASH	(436,595)	(2,058,764)

CASH AT BEGINNING OF PERIOD	704,282	2,207,504
CASH AT END OF PERIOD	$267,687	$148,740

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$821,313	$568,203

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the nine and three months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for a full year.

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

Under the previous ethanol marketing agreement in place during 2005, revenue for the sale of ethanol was recorded based on the gross selling price reported to Dakota Ethanol and shipping costs incurred in the sale of ethanol were recorded as a component of cost of revenues.  The shipping costs for the sale of ethanol recorded as a component of cost of revenues were $829,359 and $187,078 for the nine and three months ended September 30, 2005, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

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

We have recorded an increase to cost of revenues of $984,140 and a decrease to cost of revenues of $76,250 related to our derivative contracts for the nine and three months ended September 30, 2006, respectively.  We have recorded a decrease to cost of revenues of $1,147,308 and $713,450 related to our derivative contracts for the nine and three months ended September 30, 2005, respectively.

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

Goodwill

Under Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, it is not permissible to amortize goodwill to expense. Rather, an impairment approach must be used for valuation whereby a decrease in the intangible asset’s fair value below its carrying amount will result in a write-down of the

LAKE AREA CORN PROCESSORS, LLC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

asset. If there is no decrease in value below the carrying amount as determined by impairment testing, the carrying amount of goodwill does not change. For the nine months ended September 30, 2006, management reviewed the fair value of goodwill and determined that it was not impaired.  Goodwill is amortized over a fifteen year period for income tax purposes.

NOTE 3 —      SHORT-TERM NOTES PAYABLE

On April 21, 2006, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on April 20, 2007 and the amount available is subject to certain financial ratios.  Interest on the outstanding principal balances accrues at 50 basis points above the bank’s base rate (8.25 percent at September 30, 2006).  This rate is subject to adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On September 30, 2006, Dakota Ethanol had $0 outstanding and $3,000,000 available to be drawn on the revolving promissory note.

On June 30, 2006, Dakota Ethanol received a promissory note from First National Bank of Omaha in the amount of $19,100,000 to finance Lake Area Corn Processor’s purchase of the minority interest in Dakota Ethanol.  The note is due in full on or before October 28, 2006.  Interest on the outstanding principal balance accrues at the bank’s base rate (8.25 percent at September 30, 2006) and is payable monthly.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On September 30, 2006, Dakota Ethanol had $0 outstanding and $0 available to be drawn on the note.

NOTE 4 —      LONG-TERM NOTES PAYABLE

The balance of the notes payable are as follows:

	September, 30	December 31,
	2006	2005 *
	(unaudited)

Note payable to First National Bank of Omaha
Term Note 2	$8,612,506	$9,718,308
Term Note 4	—	410,472
Term Note 5	—	—
	8,612,506	10,128,780

Less current portion	(1,594,029)	(1,900,534)

	$7,018,477	$8,228,246

*              Derived from audited financial statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

Minimum principal payments for the next five years are estimated as follows:

Twelve Months Ended September 30,	Amount

2007	$1,594,029
2008	1,742,960
2009	1,909,108
2010	2,089,366
2011	1,277,043

Dakota Ethanol had the ability to draw upon the entire $5,000,000 available balance on Term Note 5 at September 30, 2006 and December 31, 2005, respectively.

NOTE 5 —      COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year.  No incentive income or expense was recorded for the nine and three months ended September 30, 2006, respectively, as ethanol production decreased compared to the same periods in the prior year.  Incentive expense of $45,949 and $39,886 was recorded for the nine and three months ended September 30, 2005, respectively, as ethanol production decreased compared to the same period in the prior year and a refund of incentives received earlier in the program year was owed.  It is uncertain if there is enough funding for the program to pay fully all applications during the year.  Dakota Ethanol’s participation in the program ended June 30, 2006 as the incentive will expire on September 30, 2006.

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold.  Incentive revenue of $525,910 and $250,000 was recorded for the nine and three months ended September 30, 2006, respectively.  Incentive revenue of $451,648 and $250,000 was recorded for the nine and three months ended September 30, 2005, respectively.  Dakota Ethanol earned its final allocation in March 2006 for the program year ended June 30, 2006.  Dakota Ethanol did not receive the annual maximum for the 2006 program year due to budget constraints on the State of South Dakota program and will not likely receive the annual maximum under the 2007 program year.

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

NOTE 6 —      MINORITY INTEREST PURCHASE

On June 30, 2006, the Company executed an Assignment Agreement with members of the Broin family for the purchase of all of the outstanding minority interest (11.898%) in Dakota Ethanol. The Company purchased the minority interest under the right of first refusal when the Broins negotiated to sell their interest to a third party to allow the company to take advantage of prevailing market conditions.  The purchase transaction closed on June 30, 2006. Dakota Ethanol is now operated as a wholly-owned subsidiary. The Company paid to the Broins a purchase price of $17,116,000 plus an amount representing the Broins’ share of estimated net income through June 30, 2006. The total amount paid to the Broins was $19,351,776.

In order to fund our buyout of the minority interest, the Company entered into a credit facility of $19,100,000 with our senior lender, First National Bank of Omaha. The credit facility is a 120 day term note with a principal balance of $19,100,000 accruing interest at a variable rate based on the Bank’s base rate as published from time to time as its national base rate. The note requires interest only payments on a monthly basis. The payments commence on

LAKE AREA CORN PROCESSORS, LLC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

July 30, 2006. The principal balance and any outstanding accrued interest under the note is due upon the earlier of (i) our resale of the capital units purchased from the minority interest owners; or (ii) expiration of the note which is October 28, 2006.  The entire balance of the note was repaid from operating funds prior to September 30, 2006.

Because Dakota Ethanol was already 88% owned by the Company since inception, the results of its operations have already been reflected in the Company’s balance sheets and statements of operations since the inception of Dakota Ethanol.

The acquisition costs for the minority interest, including purchase price, legal fees and appraisal fees, were $19,376,369.

	6/30/2006	6/30/2006	FAS 141	FAS 141
	Book	Appraised	Adjustments	Balance Sheet
Current assets	$18,762,092	$18,762,092	$—	$18,762,092
Net property and equipment	32,622,054	69,000,000	4,328,132	36,950,186
Other assets	378,229	378,229	—	378,229
Goodwill	—	—	10,394,233	10,394,233
Total assets	$51,762,375	$88,140,321	$14,722,365	$66,484,740
Current liabilities	$4,864,717	$4,864,717	$—	$4,864,717
Long-term liabilities	7,826,255	7,826,255	—	7,826,255
Equity	39,071,403	75,449,349	14,722,365	53,793,768
Total liabilities and equity	$51,762,375	$88,140,321	$14,722,365	$66,484,740

Acquisition of minority interest of subsidiary:

Current assets	$2,232,254
Property and equipment	8,214,813
Other assets	45,000
Current liabilities	(578,788)
Long-term liabilities	(931,143)
Goodwill	10,394,233
$19,376,369

There are no contingent provisions or research and development assets purchased or written off in the purchase of the minority interest.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

The following pro forma statements of operations are prepared assuming the Company had acquired the minority interest at the beginning of the periods presented:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005
REVENUES
Sales	$27,281,613	$16,354,595	$79,269,811	$50,088,733
Sales — related party	—	2,307,107	—	7,119,235
Incentive income	250,000	210,114	525,910	405,699
Total revenues	27,531,613	18,871,816	79,795,721	57,613,667

COST OF REVENUES	13,818,302	16,076,597	45,455,442	46,271,842

GROSS PROFIT	13,713,311	2,795,219	34,340,279	11,341,825

EXPENSES
General and administrative	1,211,035	1,017,075	2,783,447	2,790,534

INCOME FROM OPERATIONS	12,502,276	1,778,144	31,556,832	8,551,291

OTHER INCOME (EXPENSE)
Interest and other income	24,124	80,555	81,890	153,432
Interest expense	(212,926)	(279,784)	(667,646)	(828,483)
Total other income (expense)	(188,802)	(199,229)	(585,756)	(675,051)

NET INCOME	$12,313,474	$1,578,915	$30,971,076	$7,876,240

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.42	$0.05	$1.05	$0.27

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$0.10	$0.06	$0.30	$0.22

DISTRIBUTIONS PER CAPITAL UNIT PAID	$0.10	$0.06	$0.30	$0.22

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month and nine-month periods ended September 30, 2006, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements” that involve future events, our future performance and our expected future operations and actions.  In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K, those listed below, and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Projected growth, overcapacity or contraction in the ethanol market in which we operate;
•	Fluctuations in the price and market for ethanol and distillers grains;
•	Changes in plant production capacity, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the plant;
•	Availability and costs of products and raw materials, particularly corn and natural gas;
•	Changes in our business strategy, capital improvements or development plans;
•	Costs of construction and equipment;
•	Results of hedging strategies;
•	Our ability to market and our reliance on third parties to market our products;
•	Our ability to distinguish ourselves from our current and future competition;
•

Changes to infrastructure, such as expansion of rail capacity and other transportation changes, additional ethanol blending and storage facilities, and changes in the service stations equipped to handle ethanol fuels;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
• national, state or local energy policy;
• federal ethanol tax incentives;
• legislation mandating the use of ethanol or other oxygenate additives;
• state and federal regulation restricting or banning the use of MTBE; or
• environmental laws and regulations that apply to our plant operations and their enforcement;
•	Increased competition in the ethanol and oil industries;
•	Fluctuations in US oil consumption and petroleum prices;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Anticipated trends in our financial condition and results of operations;
•	Our liability resulting from litigation;
•	Our ability to retain key employees and maintain labor relations;
•	Changes and advances in ethanol production technology; and
•	Competition from alternative fuels and alternative fuel additives.

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

We are subject to industry-wide factors that affect our operating income and cost of production.  Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production.  Historically, the price of ethanol has fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil, and crude oil.  The price of distillers grains is primarily influenced by the price of corn as a substitute livestock feed.  We expect these price relationships to continue for the foreseeable future.  In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; and changes in federal ethanol tax incentives.

Our largest costs of production are corn, natural gas, and manufacturing chemicals.  The cost of corn is affected primarily by supply and demand factors over which we have little or no control, such as crop production, carryout, exports, government policies and programs, risk management and weather.  Natural gas and chemical/denaturant pricing levels are tied directly to the overall energy sector, including the prices of crude oil and unleaded gasoline.   Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations for the Three Months Ended September 30, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the three months ended September 30, 2006 and 2005:

	September 30, 2006			September 30, 2005
Income Statement Data	Amount		%	Amount	%
Revenues		$27,531,613	100.0	$18,871,816	100.0

Cost of Revenues		$13,818,302	50.2	$16,076,597	85.2

Gross Profit		$13,713,311	49.8	$2,795,219	14.8

General and Administrative Expense		$1,211,035	4.4	$1,017,075	5.4

Income from Operations		$12,502,276	45.4	$1,778,144	9.4

Other Income (Expense)		$(188,802)	0.7	$(199,229)	1.1

Net Income Before Minority Interest		$12,313,474	44.7	$1,578,915	8.4

Minority Interest in Subsidiary Income	$			$(188,041)	1.0

Net Income		$12,313,474	44.7	$1,390,874	7.4

Revenues.  Our Revenues for the quarter ended September 30, 2006 include $25,042,234 in sales of ethanol and $2,239,379 in sales of distillers grains, in addition to $250,000 of incentive revenue.

The increase in revenues from the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is due primarily to an increase in the price of ethanol sold.  For the three months ended September 30, 2006, the average price of the ethanol we sold increased approximately 55% from the average price of ethanol sold for the three months ended September 30, 2005.  The volume of ethanol sold in the three months ended September 30, 2006 was 1% higher than in the three months ended September 30, 2005.

We continued to enjoy very favorable ethanol prices during the third quarter of 2006.  The favorable market price for ethanol is primarily due to high demand for ethanol, created by a number of factors, including the declining use of MTBE as an oxygenate, and the price of gasoline.  However, ethanol prices began to trend lower during the last month of the third quarter of 2006 due to a number of factors, including the lower price of petroleum gasoline and a drop in seasonal demand.  We believe this trend will continue through the rest of this fiscal year and into 2007.  While ethanol prices were lower late in the third quarter than at the beginning of the third quarter, they are still higher than the historical average.

With respect to distillers grains prices, the decrease in revenues from the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is due primarily to a decrease in the amount of distillers grains sold.  For the three months ended September 30, 2006, the average price of the distillers grains we sold increased approximately 2% from the average price paid for the three months ended September 30, 2005.  The volume of distillers grains sold in the three months ended September 30, 2006 was 7% lower than in the three months ended September 30, 2005.

Our revenues also include incentive revenue from state and federal programs.  For the three months ended September 30, 2006, Dakota Ethanol did not receive any revenue from the United States Department of Agriculture’s Commodity Credit Bioenergy Program because Dakota Ethanol did not produce any incremental gallons compared to the same period in 2005, as required for payment under the program compared to a refund of $39,886 for the same period of 2005.  Further, we do not expect to qualify for the Commodity Credit Bioenergy

Program in the future because the program has been terminated.  Incentive revenue from the State of South Dakota was $250,000 for the three months ended September 30, 2006, which is equal to the same period in 2005.  We expect that Dakota Ethanol will not receive the maximum for the 2006 program year due to budget constraints on the South Dakota program.

Cost of Revenues.  Our cost of revenues as a percentage of revenues was 50.2% and 85.2% for the three months ended September 30, 2006 and 2005, respectively.  This change is primarily a result of the increased price we received for our ethanol and not as a result of significantly decreased costs of revenue.  However, our cost of revenues decreased by $2,258,295 in the three months ended September 30, 2006 compared to the same quarter of 2005 while our total revenues increased by $8,659,797.  The decrease in our cost of revenues for the current period versus the same period in 2005 is primarily due to decreased natural gas costs.

The cost of our natural gas decreased approximately 26% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  As a result of a natural gas supply agreement we entered into that limited the fluctuation range of the natural gas prices we pay, we may not be able to realize the total amount of cost savings associated with the decreased cost of natural gas.  We expect natural gas prices to start to trend upward in the coming months which could increase our natural gas costs substantially, which will increase our cost of goods sold and may cause our net income to decrease.

The average price per bushel we paid for our corn increased for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  Corn costs significantly impact our cost of goods sold.  Although corn carryout supplies for the 2006 marketing year appear adequate, an increase in corn exports as well as sustained domestic usage may increase total demand for corn and result in continued upward pressure on corn prices.  Additionally, due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity.” This has placed upward pressure on corn prices.   We expect that the increased demand of corn resulting from additional ethanol plants will lead to greater competition for corn in our geographic area, which we expect will lead to higher corn prices.  Currently, however, we do not anticipate difficulty securing sufficient grain to operate the Ethanol Plant.  Any increase in the price of corn will cause our cost of goods sold to rise and, as a result, our net income may decline.

We recognize gains or losses that result from changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We partially offset these losses with the cash price we paid for corn.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of our derivative instruments relative to the cost and use of the commodity being hedged.

General and Administrative Expense.  Our general and administrative expenses as a percentage of revenues were 4.4% and 5.4% for the three months ended September 30, 2006 and 2005, respectively.  However, our administrative expenses increased slightly due to a general increase in expenses.  The increase in expenses was offset by the elimination of management fees paid to Broin Management following the termination of our contract with them.

Income from Operations.  Our income from operations before minority interest for the three months ended September 30, 2006 totaled $12,502,276 compared to $1,778,144 for the three months ended September 30, 2005.  This change was a result of the increase in revenues and the elimination of the management fees paid to Broin for the three months ended September 30, 2006.

Other Income (Expense).  Our total other income and expense for the three months ended September 30, 2006 was substantially the same as the other income and expense for the three months ended September 30, 2005.

Minority Interest in Subsidiary Income.  Minority interest in subsidiary income was $0 for the three months ended September 30, 2006 as compared to $188,041 for the three months ended September 30, 2005.  This change was due to the Company’s purchase of the minority interest on June 30, 2006.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the nine months ended September 30, 2006 and 2005:

	September 30, 2006		September 30, 2005
Income Statement Data	Amount	%	Amount	%
Revenues	$79,795,721	100.0	$57,613,667	100.0

Cost of Revenues	$45,455,442	57.0	$46,271,842	80.3

Gross Profit	$34,340,279	43.0	$11,341,825	19.7

General and Administrative Expense	$2,783,447	3.5	$2,790,534	4.8

Income from Operations	$31,556,832	39.5	$8,551,291	14.8

Other Income (Expense)	$(585,756)	0.7	$(675,051)	1.2

Net Income Before Minority Interest	$30,971,076	38.8	$7,876,240	13.7

Minority Interest in Subsidiary Income	$(2,235,776)	2.8	$(953,789)	1.7

Net Income	$28,735,300	36.0	$6,922,451	12.0

Revenues.  Our revenues for the nine months ended September 30, 2006 include $71,791,999 in sales of ethanol and $7,477,812 in sales of distillers grains, in addition to $525,910 of incentive revenue.

The increase in revenues from the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, is due primarily to an increase in the price and amount of ethanol sold.  For the nine months ended September 30, 2006, the average price of the ethanol we sold increased approximately 46% from the average price paid for the nine months ended September 30, 2005.  Volume of ethanol sold in the nine months ended September 30, 2006 was slightly higher than that sold in the nine months ended September 30, 2005.

Cost of Revenues.  Our cost of revenues as a percentage of revenues was 57.0% and 80.3% for the nine months ended September 30, 2006 and 2005, respectively.  However, our cost of revenues decreased by $816,400 in the nine months ended September 30, 2006.  While natural gas prices decreased from the record highs, the total cost of our natural gas increased 5% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  The corn cost was approximately 11% less for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

General and Administrative Expense.  Our general and administrative expenses as a percentage of revenues were 3.5% and 4.8% for the nine months ended September 30, 2006 and 2005, respectively.  Our administrative expenses decreased slightly for the nine months ended September 30, 2006 due primarily to the elimination of the management fee paid to Broin Management.

Income from Operations.  Our income from operations before minority interest for the nine months ended September 30, 2006 totaled $31,556,832 compared to $8,551,291 for the nine months ended September 30, 2005.  This was a result of the increase in revenues and the elimination of the management fee paid to Broin for the nine months ended September 30, 2006.

Other Income (Expense).  Our total other income and expense for the nine months ended September 30, 2006 was substantially the same as the other income and expense for the nine months ended September 30, 2005.

Minority Interest in Subsidiary Income.  Minority interest in subsidiary income was $2,235,776 for the nine months ended September 30, 2006 as compared to $953,789 for the nine months ended September 30, 2005, due to the higher income from operations in 2006.

Changes in Financial Condition for the Nine Months Ended September 30, 2006

	September 30, 2006	December 31, 2005

Current Assets	$9,064,502	$9,037,022
Current Liabilities	$4,826,194	$7,096,687
Long-Term Debt	$7,425,017	$8,601,196
Members’ Equity	$43,862,890	$24,013,590

Consolidated assets totaled $56,114,101 at September 30, 2006 compared to $42,946,122 at December 31, 2005.  Current assets totaled $9,064,502 at September 30, 2006, a slight increase from $9,037,022 at December 31, 2005.  While we have less cash and receivables, our current asset value has increased due to increased inventory.

Consolidated current liabilities totaled $4,826,194 at September 30, 2006 as compared to $7,096,687 at December 31, 2005.  The decrease in current liabilities is due primarily to decreased accounts payable and a slightly lower current value of notes payable compared to December 31, 2005.

Long term liabilities totaled $7,425,017 at September 30, 2006, down from $8,601,196 at December 31, 2005, due to a decrease in the value of notes payable.

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

Our board of managers is engaging in preliminary discussions concerning a potential change in corporate structure, merger, public offering or business combination of Lake Area Corn Processors with one or more companies.  As of the date of this report, no agreement, arrangement or understanding concerning a potential transaction had been reached.  We expect that our board will continue these preliminary discussions.

On June 30, 2006, the Company executed an Assignment Agreement with members of the Broin family for the purchase of all of the outstanding minority interest (11.898%) in Dakota Ethanol.  We purchased the minority interest under the right of first refusal triggered by the Broins’ negotiation of the sale of their interest to a third party.  Our purchase of the Broins’ interest will allow us to make future business decisions and to take advantage of prevailing market conditions.  Under the agreement, we paid the Broins a purchase price of $17,116,000 for their interest plus an amount representing the Broins’ share of estimated net income through June 30, 2006.  The total amount paid to the Broins was $19,351,776.  The purchase transaction closed on June 30, 2006.  As a result, Dakota Ethanol is now operated as our wholly-owned subsidiary.  In order to fund our buyout of the minority interest, we entered into a credit facility of $19,100,000 with our senior lender, First National Bank of Omaha.  As of September 30, 2006, the Company has paid off the $19,100,000 promissory note used to purchase the Broin’s minority interest.

Liquidity and Capital Resources

The following table shows cash flows for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
Net cash from operating activities	$30,463,716	$9,214,290
Net cash used for investing activities	$(19,538,369)	$(883,267)
Net cash used for financing activities	$(11,361,943)	$(10,389,787)

Cash Flow From Operations.  The increase in net cash flow provided from operating activities between 2006 and 2005 was primarily due to a favorable spread between the price of corn and the price of ethanol.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities.  Investing activities increased in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, primarily due to the purchase of the Broin minority interest in Dakota Ethanol.

Cash Flow From Financing Activities.  The increase in cash used for financing activities was due primarily to increases in distributions made to the Company’s members and retiring the promissory note issued for the purchase of the Broin minority interest in Dakota Ethanol.

Management anticipates sufficient cash flow from operating activities and revolving debt to cover debt service obligations, operations and planned capital expenditures for the next 12 months.

Indebtedness

Short-Term Debt Sources

On April 21, 2006, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on April 20, 2007 and the amount available is subject to certain financial ratios.  Interest on any outstanding principal balance accrues at fifty basis points above the bank’s base rate. There is a commitment fee of 3/8% on the unused portion of the $3,000,000 availability.  The note is collateralized by the Ethanol Plant, its accounts receivable and inventories.  On September 30, 2006, Dakota Ethanol had an outstanding balance on the note of $0, and $3,000,000 was available to be drawn on the revolving promissory note.

On June 30, 2006, Dakota Ethanol received a promissory note from First National Bank of Omaha in the amount of $19,100,000 to finance Lake Area Corn Processor’s purchase of the minority interest in Dakota Ethanol.  The note was due in full on or before October 28, 2006.  Interest on the outstanding principal balance accrued at the bank’s base rate (8.25 percent at September 30, 2006) and was payable monthly.  The note is collateralized by the Ethanol Plant, its accounts receivable and inventories.  There was a $0 outstanding balance as of September 30, 2006.

Long-Term Debt Sources

Dakota Ethanol originally had a $26,600,000 note payable to First National Bank of Omaha for the construction and permanent financing of the Ethanol Plant, referred to as Term Note 1.  On July 29, 2002, Dakota Ethanol amended the construction loan agreement to create two term notes from its original Term Note 1, creating Term Notes 2 and 3.  Term Note 3 was converted into Term Notes 4 and 5 on November 1, 2002.  Pursuant to these agreements, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements.  The notes are secured by the Ethanol Plant. The notes are subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.  The other terms and conditions of Term Note 1 remain in effect.  Except as set forth below, the original terms and conditions of Term Note 1 apply to Term Notes 4 and 5.

The balance of Term Note 2 requires quarterly installments of $581,690 which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on outstanding principal balances accrues at a rate of 9% annually.  The principal balance on the note as of September 30 2006 was $8,612,506.

The balance of Term Note 4 was due and payable in quarterly installments of $329,777 commencing January 1, 2003 and continuing through September 1, 2011.  As of September 30, 2006, the Company had paid the remaining balance on Term Note 4.

The balance of Term Note 5 is due and payable in quarterly installments of interest only commencing January 1, 2003, through September 1, 2011.  Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate.  This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement.  Should Dakota Ethanol elect to utilize this feature, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000.  In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed. On September 30, 2006 and 2005, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

Finally, Dakota Ethanol has a long-term debt obligation on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The portion for which Dakota Ethanol is obligated is estimated at $511,120. The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which Dakota Ethanol was the recipient of the proceeds.  In 2003, Lake County became aware that the taxes collected from the property on which the plant was located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and change in interest rates during December of 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, Dakota Ethanol entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on Dakota Ethanol’s property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, Dakota Ethanol’s obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which Dakota Ethanol’s plant is located.   The interest rate on the bonds is 7.75% annually.  The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While Dakota Ethanol’s obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was $1,219,808 as of  September 30, 2006.

Contractual Obligations and Commercial Commitments

There were no material changes in the Company’s contractual obligations and commercial commitments during the three months ended September 30, 2006.

Distribution to Unit Holders

On August 25, 2006, our board of managers announced a cash distribution of $0.10 per membership unit for a total distribution of $2,962,000.00 to our unit holders of record as of July 1, 2006.

Critical Accounting Estimates

On June 30, 2006 the Company acquired the minority interest of Dakota Ethanol.  As a result, the Company also acquired goodwill in the amount of $10,394,233.  Under Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, it is not permissible to amortize goodwill to expense. Rather, an impairment approach must be used for valuation whereby a decrease in the intangible asset’s fair value below its carrying amount will result in a write-down of the asset. If there is no decrease in value below the carrying amount as determined by impairment testing, the carrying amount of goodwill does not change. For the nine months ended September 30, 2006, management reviewed the fair value of goodwill and determined that it was not impaired.

There were no other material changes in the Company’s accounting estimates during the three and nine months ended September 30, 2006.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

Recent Accounting Pronouncements

We have reviewed the recent accounting pronouncements and have not identified any that will have a material impact on our financial statements.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding long term notes which bear variable interest rates.  Dakota Ethanol manages its interest rate risk by monitoring the effect of market changes on interest rates and using fixed rate debt.  Currently, we are exposed to interest rate risk due to a revolving line of credit that has a variable interest rate.  The specifics of each note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to cost of revenues of $984,140 and a decrease to cost of revenues of $76,250 related to derivative instruments for the nine and three months ended September 30, 2006, respectively.  We recorded a decrease to cost of revenues of $1,147,308 and $713,450 related to derivative instruments for the nine and three months ended September 30, 2005, respectively.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 17 million bushels per year for the production of 48 million gallons of ethanol.  We have price protection for approximately 100% of our expected corn usage for fiscal year ended December 31, 2006 and approximately 70% of our expected corn usage for fiscal year ended December 31, 2007 using CBOT futures and options and Over the Counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2007.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

As of September 30, 2006, Dakota Ethanol is committed to purchasing 20,000 mmBtu’s of natural gas for 2006, valued at approximately $150,000.  The natural gas purchases represent approximately 3% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of September 30, 2006 and December 31, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
September 30, 2006	$961,185	$96,119
December 31, 2005	$170,125	$17,013

ITEM 4.                    CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer (the principal executive officer), Douglas Van Duyn, along with our Chief Financial Officer (the principal financial officer), Brian Woldt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS.

No material developments have occurred in the three months ended September 30, 2006.

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

Our board of managers is engaging in preliminary discussions concerning a potential change in corporate structure, merger, public offering or business combination of Lake Area Corn Processors, LLC with one or more companies.  As of the date of this report, no definitive agreement concerning a potential transaction had been reached.  The use of cash to finance expenditures related to a change in corporate structure, merger, public offering or business combination could impact our ability to make future distributions to our members.  Furthermore, there is no assurance that any such transaction will reduce our operating costs or increase our operating income.  There is no guarantee or assurance that our past financial performance can accurately predict future results, especially in connection with such a change to our business.  In addition, any change in corporate structure or merger may result in additional costs that may negatively impact our future financial performance and could present additional challenges and risks that reduce our profitability.

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

LAKE AREA CORN PROCESSORS, LLC

Date:	November 14, 2006	/s/ Douglas Van Duyn
Douglas Van Duyn
Chief Executive Officer

Date:	November 14, 2006	/s/ Brian Woldt
Brian Woldt
Chief Financial Officer