Form 10-K
period 2006-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2007-03-30
CIK 1156174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

LAKE AREA CORN PROCESSORS, LLC

(Exact name of small business issuer as specified in its charter)

South Dakota	000-50254	46-0460790
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer Identification No.)
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

☐  Yes     ☒  No

The aggregate market value of the registrant’s membership units held by non-affiliates of the registrant was $14,810,000 computed by reference to the most recent public offering price on Form S-4.

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

PART I.

ITEM 1.                                                     BUSINESS.

Overview

Lake Area Corn Processors, LLC (the “Company”) is a South Dakota limited liability company that currently owns and manages its wholly-owned subsidiary Dakota Ethanol, LLC.  Prior to June 2006, the Broin family owned a minority interest of approximately 12% of Dakota Ethanol, LLC.  On June 30, 2006, we entered into an assignment agreement with the Broin family to purchase its minority interest in Dakota Ethanol, LLC.  Following execution of the assignment agreement, we own 100% of Dakota Ethanol, LLC and operate it as a wholly-owned subsidiary.  Dakota Ethanol, LLC owns and operates an ethanol plant located near Wentworth, South Dakota that has a nameplate production capacity of 40 million gallons of ethanol per year.  Lake Area Corn Processors, LLC is referred to in this report as “LACP,” the “company,” “we,” or “us.”  Dakota Ethanol, LLC is referred to in this report as “Dakota Ethanol” or the “ethanol plant.”

Since September 4, 2001, Dakota Ethanol has been engaged in the production of ethanol and distillers grains.  Fuel grade ethanol is Dakota Ethanol’s primary product accounting for the majority of its revenue.  Dakota Ethanol also sells distillers grains, a principal co-product of the ethanol production process.   In 2006, Dakota Ethanol processed approximately 17 million bushels of corn into approximately 48 million gallons of ethanol.  Dakota Ethanol also processed approximately 107,000 tons of distillers grains in 2006.  In 2007, we anticipate that Dakota Ethanol’s ethanol and distillers grains production will be substantially the same as in fiscal year 2006.  There is, however, no assurance that Dakota Ethanol will be able to operate at these production levels.

On April 26, 2006, we announced to our members that we were engaging in preliminary discussions concerning a potential change in corporate structure, merger, public offering or business combination with one or more companies.  These discussions continue and no plans have been finalized.  No agreement, arrangement or understanding concerning the potential transaction has been made.

General Development of Business

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

Our ownership of Dakota Ethanol represents substantially all of our assets and our only source of revenue.  Since we operate Dakota Ethanol as a wholly-owned subsidiary, we receive all revenues generated by Dakota Ethanol pursuant to its operating agreement.  We distribute the revenues received from Dakota Ethanol to our unit holders in proportion to the number of units held by each member.

Dakota Ethanol underwent a significant change in its mode of operations on June 6, 2005, when it elected not to renew its management agreement and other marketing agreements with Broin Management, LLC and other various Broin-related entities.  Between June 6, 2005 and December 31, 2005, Dakota Ethanol and the Broin-related entities negotiated termination of the contracts and Dakota Ethanol entered into agreements with new risk management and marketing service providers.  In addition, on December 16, 2005, Dakota Ethanol entered into an employment agreement with Scott Mundt to serve in the position of Transition Coordinator.  Mr. Mundt’s employment began on October 17, 2005, the effective date of his employment agreement.  Effective January 1, 2006, Mr. Mundt’s position changed to General Manager.  Mr. Mundt’s duties include day-to-day management of the operations of Dakota Ethanol.

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

Ethanol

  Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains.  According to the Renewable Fuels Association, approximately 85 percent of the ethanol produced in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. As of February 12, 2007, the Renewable Fuels Association estimates domestic ethanol production capacity at approximately 5.5 billion gallons.

An ethanol plant is essentially a fermentation plant.  Ground corn and water are mixed with enzymes and yeast to produce a substance called “beer,” which contains about 10% alcohol and 90% water.  The “beer” is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content.  This product is then mixed with a certified denaturant such as gasoline to make the product unfit for human consumption and commercially saleable.

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

Dakota Ethanol began producing ethanol in September 2001.  For our fiscal year ended December 31, 2006, revenues from sales of ethanol were approximately 91% of our total revenues.  The following table shows the percentage of our total revenues that were from sales of ethanol for each of the last three fiscal years:

Fiscal Year	Percentage of Revenues from Sales of Ethanol
Ended December 31, 2006	91%
Ended December 31, 2005	86%
Ended December 31, 2004	85%

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Dry mill ethanol processing creates four forms of distiller grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”), Condensed Distillers Solubles (“CDS”) and Distillers Dried Grains with Solubles (“DDGS”).  DWS is processed corn mash that contains approximately 70% moisture.  DWS has a shelf life of approximately seven days and can be sold only to consumers within the immediate vicinity of an ethanol plant.  DMWS is DWS that has been dried to approximately 50% moisture.  DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets.  CDS contains approximately 75% moisture and is marketed locally.  It has a shelf life of approximately thirty days.  DDGS is DWS that has been dried to 10% to 12% moisture.  DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.  At our plant, the composition of the distillers grains we produce is approximately 3% DWS, 4% DMWS, 3% CDS and 90% DDGS.

For our fiscal year ended December 31, 2006, revenues from sales of distillers grains were approximately 8% of our total revenues.  The following table shows the percentage of our total revenues that were from sales of distillers grains for each of  the last three fiscal years:

Fiscal Year	Percentage of Revenues from Sales of Distillers Grains
Ended December 31, 2006	8%
Ended December 31, 2005	13%
Ended December 31, 2004	14%

Distribution of Principal Products

The ethanol plant is located near Wentworth, South Dakota in Lake County, in eastern South Dakota.  We selected the Wentworth site because of its location to existing grain production, accessibility to road and rail transportation and its proximity to major population centers.  It is served by the Burlington Northern Santa Fe railroad system.  It is in close proximity to multiple state highways and is near Interstate Highways 29 and 90.

Ethanol Distribution

From the date Dakota Ethanol began operations through the fiscal year ended December 31, 2005, Dakota Ethanol marketed the ethanol produced at the plant through an exclusive marketing agreement with Ethanol Products, LLC (“Ethanol Products”), a Broin affiliate.  On June 6, 2005, Dakota Ethanol elected not to renew its agreement with Ethanol Products and agreed that termination would become effective as of January 1, 2006.

On November 30, 2005, Dakota Ethanol entered into an Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group (“RPMG”) of Belle Plaine, Minnesota, for the purposes of marketing and distributing our ethanol. Under this agreement, we had the option of using a pooled or non-pooled marketing arrangement.  We have elected to use a pooled marketing arrangement, which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG.  We pay RPMG a pooling fee for ethanol delivered to the pool, and RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  Beginning December 31, 2006, Dakota Ethanol became eligible to purchase an ownership interest in RMPG through certain forms of capital contributions.  We have not yet exercised our right to become a member of RPMG.  The term of our ethanol marketing agreement with RMPG expires on March 31, 2007; the agreement renews automatically for additional one-year terms unless prior written notice of non-renewal is provided by either party.  We intend to renew the RPMG agreement pursuant to the automatic renewal provision.

Distillers Grains Distribution

From the date Dakota Ethanol began operations through the fiscal year ended December 31, 2005, Dakota Ethanol marketed its distillers grains through a contract with Broin Enterprises, Inc. d/b/a Dakota Gold Marketing, a Broin affiliate, to market all of the distillers grains produced at the plant.  Five types of distillers grains were produced by Dakota Ethanol and marketed by Dakota Gold Marketing: DDGS, Dakota Gold™, DWS, CDS and DMWS.  Dakota Gold™ is DDGS with an added certification from Dakota Gold Marketing that the DDGS meets certain processing and production standards.  On June 6, 2005, Dakota Ethanol elected not to renew its agreement with Dakota Gold Marketing and agreed to a termination date of December 1, 2005.

On November 28, 2005, Dakota Ethanol entered into a Distillers Grain Marketing Agreement with Commodity Specialists Company (CSC) of Minneapolis, Minnesota for the purpose of marketing the distillers dried grains we produce.  Under the terms of the agreement, CSC markets our distillers dried grains, and we receive a percentage of the selling price actually received by CSC in marketing our distillers grains to its customers. The term of the agreement began on December 1, 2005 and renews automatically for an additional term of one year unless prior written notice of non-renewal is provided by either party.  In December 2006, this agreement with CSC was renewed pursuant to the automatic renewal provision for an additional one year term.

Beginning on December 1, 2005, Dakota Ethanol began marketing DWS, CDS and DMWS to our local market without the use of an external marketer.  Shipments of these products are made to local markets by truck.  This has allowed us to sell less distillers grains in the form of DDGS which has decreased our natural gas usage and increased our revenues from the sale of distillers grains.

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

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol and distillers grain is corn.  To operate at a name-plate capacity of 40 million gallons, the plant requires a supply of approximately 14 million bushels of corn annually.  The plant currently operates in excess of its nameplate capacity, producing approximately 48 million gallons of ethanol annually from approximately 17 million bushels of corn.  The area surrounding the plant near Wentworth in Lake County, South Dakota currently provides an ample supply of corn to meet and exceed our raw material requirements for the name-plate production capacity of the plant and our current higher than name-plate production capacity.  In 2004 and 2005, the United States produced record corn crops of approximately 11.8 billion bushels and approximately 11.11 billion bushels respectively.  The 2006 corn crop was smaller, producing approximately 10.74 billion bushels, however this was still the third largest American corn crop recorded.  The slightly smaller corn crop and increased demand from both the animal feed and ethanol industries has lead to increased corn prices during 2006.  We expect that these increased corn prices will continue into 2007.

For the fiscal year ended December 31, 2005, Dakota Ethanol operated under an agreement with Broin Management, LLC for price risk management related to the corn requirements of the plant.  However, Dakota Ethanol terminated the agreement effective January 1, 2006.

On November 28, 2005, Dakota Ethanol entered into a Risk Management Contract with FCStone, LLC (“FCStone”) of West Des Moines, Iowa.  Under the contract, FCStone provides all risk management services and programs relating to Dakota Ethanol’s production and sale of ethanol and distillers grains.  In exchange for these services, Dakota Ethanol pays FCStone a fee of $3,333.33 per month, which is based on a rate of $0.001 per gallon of ethanol produced from an annual production capacity of 40 million gallons.  In addition, Dakota Ethanol will pay any commission, fee, service charge or mark-up arising from any option, futures or other risk management or cash commodity transaction executed or brokered through FCStone, not to exceed $12.50 per round turn for exchange-traded futures and options contracts and equal to $10.00 per round turn for over-the-counter transactions.  The initial term of the contract began on December 1, 2005 and went until October 31, 2006.  Following the initial term, the contract renews automatically for additional one-year terms unless prior written notice of non-renewal is provided by either party.  This agreement was renewed for an additional one-year term pursuant to the automatic renewal provision of the contract.

Natural Gas

Natural gas is also an important input to our manufacturing process.  Dakota Ethanol uses natural gas to dry its distillers grains products to moisture contents at which they can be stored for long periods of time.  This allows the distillers grains we produce to be transported greater distances which allows them to serve broader livestock markets, including poultry and swine markets in the continental United States.  Dakota Ethanol contracts with NorthWestern Energy for its natural gas.  Under our agreement, the price for our natural gas is based on market rates.  The agreement is in effect until 2011 and automatically renews for successive one-year terms unless the agreement is terminated.  Since operations were commenced in 2001, there have been no interruptions in the supply of natural gas from NorthWestern Energy, and all of Dakota Ethanol’s natural gas requirements have been met.

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

Water

Water is a necessary part of the ethanol production process.  It is used in the fermentation process and to produce steam for the cooking, evaporation, and distillation processes.  Dakota Ethanol contracts with Big Sioux Community Water System, Inc. to supply and meet its water requirements for the ethanol and distillers grains production process.  Dakota Ethanol’s agreement with Big Sioux is for automatically renewing five-year terms.  Since Dakota Ethanol’s operations were commenced in September 2001, Dakota Ethanol has had no interruption in the supply of water as all its requirements have been met.  This agreement was renewed for a term of six months starting on January 1, 2007 at a rate of $0.55 per thousand gallons of usage.  The Big Sioux Community Water System will not guarantee any of the parameters of the original agreement due to the Ethanol Plant’s water usage levels.  The agreement also allows Dakota Ethanol to use water from the Skunk River Aquifer to meet the plant’s water needs.  In all other respects, the terms of the original contract are the same.

Federal Ethanol Supports

The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports.  The most recent ethanol supports are contained in the Energy Policy Act of 2005.  Most notably, the Act creates a 7.5 billion gallon Renewable Fuels Standard (“RFS”).  The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012.  According to the Renewable Fuels Association, the 4 billion gallon requirement for 2006 was met sometime between October and November of 2006.  The production capacity of the ethanol industry is expected to be significantly greater than the RFS into the foreseeable future, thereby muting the ethanol demand increasing effects of the RFS.  On September 7, 2006, the EPA issued a proposed final rule that would fully implement the RFS.  The proposed rule requires oil refiners to use 4 billion gallons of renewable fuels in 2006.  This quota increases incrementally until 2012 when oil refiners will be required to use 7.5 billion gallons of renewable fuels per year.  The proposed rule also creates a credit trading system where oil refiners that blend more renewable fuels than they are required can sell credits to refiners who blend less renewable fuel than they are required under the RFS.  This allows the industry as a whole to meet the RFS in the most cost effective manner possible.

Historically, ethanol sales have also been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992.  The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution.  Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program.  This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.  The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol, however MTBE has caused groundwater contamination and has been banned from use by many states.  Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement.  While this may create increased demand for ethanol in the short-term, we do not expect this to have a long term impact on the demand for ethanol as the Energy Policy Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline.  However, the Act did not repeal the 2.7% oxygenate requirement for carbon monoxide non-attainment areas which are required to use oxygenated fuels in the winter months.  While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.

The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit.  Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually.  The size of the plant eligible for the tax credit was limited to 30 million gallons.  Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons.  As a result, we were eligible for the small producer tax credit and received the $1,500,000 maximum credit under the program which caps the credit at the first 15 million gallons of production.  The credit is effective for taxable years ending after the date of enactment.

In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel where at least 85% of the volume consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel.  The provision is effective for equipment placed in service after December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

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

Our Competition

We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase.  Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price, and to a lesser extent delivery service.  We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.

As of February 12, 2007, the Renewable Fuels Association estimates that there are 113 ethanol production facilities in the United States. There are also numerous other producer and privately owned ethanol plants planned and under construction throughout the Midwest and elsewhere in the United States.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., Hawkeye Renewables, LLC., New Energy Corp., Tate & Lyle, US Bioenergy Corp. and VeraSun Energy Corporation, all of which are capable of producing more ethanol than we produce.  Archer Daniels Midland is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market.

According to the Renewable Fuels Association, excluding our plant, South Dakota currently has 12 ethanol plants with a state production capacity of approximately 640 million gallons per year.  In addition, expansions of existing plants and at least 4 new plants currently under construction are expected to add an additional approximately 700 million gallons of annual capacity.  All of the ethanol plants in South Dakota are located in the eastern portion of the state.

The following table identifies most of the ethanol producers in the United States along with their production capacities:

U.S. FUEL ETHANOL PRODUCTION CAPACITY
million gallons per year (mmgy)

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE			88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn		100

ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a. EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL	Corn	1,070	275
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Arkalon Energy, LLC	Liberal, KS	Corn		110
ASAlliances Biofuels, LLC	Albion, NE	Corn		100
	Linden, IN	Corn		100
	Bloomingburg, OH	Corn		100
Aventine Renewable Energy, LLC	Pekin, IL	Corn	207
	Aurora, NE	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	52	50^
Big River Resources Grinnell, LLC (joint venture with US Bio) ^	Grinnell, IA	Corn
Blue Flint Ethanol	Underwood, ND	Corn	50
Bonanza Energy, LLC	Garden City, KS	Corn/milo		55
Broin Enterprises, Inc.*	Scotland, SD	Corn	11
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
CassCo Amaizing Energy, LLC	Atlantic, IA	Corn		110
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn		40
Central Illinois Energy, LLC	Canton, IL	Corn		37
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50

Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn		60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC	Morris, MN	Corn	21.5
Dexter Ethanol, LLC	Dexter, IA	Corn		100
E Energy Adams, LLC	Adams, NE	Corn		50
E3 Biofuels	Mead, NE	Corn		24
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn		40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC (FUEL)	Mitchell Co., GA	Corn		100
Frontier Ethanol, LLC	Gowrie, IA	Corn	60
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn		55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50	50
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn		57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	60	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
	Menlo, IA	Corn		100
Heartland Corn Products*	Winthrop, MN	Corn	35
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O’Neill, NE	Corn		100
Horizon Ethanol, LLC	Jewell, IA	Corn	60
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40

James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Liquid Resources of Ohio	Medina, OH	Waste Beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Millennium Ethanol	Marion, SD	Corn		100
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn	45
Missouri Valley Renewable Energy, LLC*	Meckling, SD	Corn		60
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	35
	Boardman, OR	Corn		35
	Burley, ID	Corn		50
Panda Energy	Hereford, TX	Corn/milo		100
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Ceder Rapids, IA	Corn		45
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25

Pinal Energy, LLC	Maricopa, AZ	Corn		55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Pinnacle Ethanol, LLC	Corning, IA	Corn		60
Plainview BioEnergy, LLC	Plainview, TX	Corn		100
Platinum Ethanol, LLC*	Arthur, IA	Corn		110
Plymouth Ethanol, LLC*	Merrill, IA	Corn		50
Prairie Ethanol, LLC	Loomis, SD	Corn	60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Premier Ethanol	Portland, IN	Corn		60
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn	50
Redfield Energy, LLC *	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	40
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	50
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Summit Ethanol	Leipsic, OH	Corn		60
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tama Ethanol, LLC	Tama, IA	Corn		100
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn		110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn		52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn	250	400^
	Woodbury, MI	Corn
	Hankinson, ND	Corn
	Central City , NE	Corn
	Ord, NE	Corn
	Dyersville, IA	Corn
	Janesville, MN	Corn
U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	230	330
	Ft. Dodge, IA	Corn
	Charles City, IA	Corn

	Welcome, MN	Corn
	Hartely, IA	Corn
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52
Western New York Energy, LLC	Shelby, NY	Corn		50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo		100
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Renova Energy	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5	35
Yuma Ethanol	Yuma, CO	Corn		40
Total Current Capacity at 114 ethanol biorefineries			5,633.4
Total Under Construction (80)/Expansions (7)				6,394.9
Total Capacity			12,028.3

* locally-owned
Updated: March 13, 2007

Competition with Ethanol Imported from Other Countries

Ethanol production is also expanding internationally.  Brazil has historically been a significant producer of ethanol for both its domestic and export markets.  According to the Renewable Fuels Association, in 2006, Brazil exported more than 400 million gallons of ethanol to the United States.  Further, ethanol produced or processed in certain countries in Central American and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative.  Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

Recently, President Bush has entered into discussions with South American countries regarding increasing ethanol production in South America.  While there was no discussion regarding reducing or eliminating tariffs that protect ethanol produced in the United States from foreign competition, recent high ethanol prices in the United States have encouraged ethanol importation from South and Central American countries despite the tariffs.  Any reduction of tariffs could result in increased importation of ethanol from South and Central American countries which could create additional competition in the United States ethanol market and adversely affect the prices we receive for our ethanol.

Competition from Alternative Fuels

Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol.  Although currently the subject of several state bans, many major oil companies can produce MTBE, and because it is petroleum-based, its use is strongly supported by major oil companies.

Alternative fuels, gasoline oxygenates and alternative ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we possess. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of MTBE and ethanol.  New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.

Distillers Grains Competition

Our plant primarily competes with other ethanol producers in the production and sales of distillers grains.  According to the University of Minnesota’s DDGS—General Information website (last updated January 30, 2007) approximately 3,200,000 to 3,500,000 tons of distillers grains are produced annually in North America, approximately 98% of which are produced by ethanol plants. The remaining 1 to 2% of DDGS is produced by the alcoholic beverage industry.  The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase.  This could negatively impact the price at which we sell our distillers grains unless demand expands in relation to the expanding supply.  Our distillers grains compete with other livestock feed products such as soybean meal, corn gluten feed, dry brewers grain and mill feeds.

General Ethanol Demand and Supply

Ethanol has important applications, primarily as a high-quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance.  Ethanol contains 35% oxygen by weight.  As a result, gasoline, when blended with ethanol, burns cleaner, and releases less carbon monoxide and other exhaust emissions into the atmosphere.

According to the Renewable Fuels Association, demand for fuel ethanol in the United States continued to increase in 2006.  The implementation of the Renewable Fuels Standard contained in the Energy Policy Act of 2005 probably had little effect on increasing demand for ethanol because the ethanol industry easily surpassed the 4 billion gallon requirement for 2006.  The ethanol industry produced approximately 4.9 billion gallons of ethanol in 2006.  Projected production capacity for 2007 will exceed the RFS for 2007, requiring the ethanol industry to generate demand in excess of the RFS for 2007.  If the supply of ethanol increases at a more rapid rate than demand, the price at which we can sell our ethanol may decrease.  However, the passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”), is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets.  This might spur additional demand for ethanol that could help offset additional supply from increased ethanol production capacity that is set to come online in 2007.

Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. According to the National Ethanol Vehicle Coalition, there are currently about 4.5 million flexible fuel vehicles capable of operating on E85 in the U.S. and approximately 1,200 retail stations supplying E85. Automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year.

The supply of domestically produced ethanol is at an all-time high. The Renewable Fuels Association reports that ethanol production in 2006 reached a record 4.9 billion gallons, an increase of more than 25% since 2005.  The following table shows U.S. ethanol production capacity by state as of February 2007:

Ethanol Production Capacity Ranked by State
(Largest to Smallest Production Capacity as of February 2007)

		Ethanol Production Capacity
Rank	State	(Million Gallons Per Year)
1	Iowa	3,236.5
2	Nebraska	1,345.5
3	Illinois	1,212.0
4	South Dakota	910.0
5	Minnesota	782.1
6	Indiana	653.0
7	Kansas	507.5

8	Wisconsin	502.0
9	Ohio	387.0
10	Texas	370.0
11	Michigan	262.0
12	North Dakota	233.5
13	Tennessee	205.0
14	New York	164.0
15	Missouri	155.0
16	Oregon	143.0
17	Colorado	125.0
18	Georgia	100.4
19	California	68.0
20	Arizona	55.0
21	Washington	55.0
22	Idaho	50.0
23	Kentucky	35.4
24	New Mexico	30.0
25	Wyoming	5.0
	United States Total	11,828.3

Sources:  Renewable Fuels Association, Washington, DC.  Nebraska Energy Office, Lincoln, NE.

In addition to domestic increases in the supply of ethanol, as discussed above we face competition from international sources of ethanol, including ethanol produced in Caribbean Basin countries that may be eligible for tariff reductions or elimination pursuant to the Caribbean Basin Initiative.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.

Dependence on One or a Few Major Customers

As discussed above, we have entered into marketing agreements for services related to marketing and distributing our principal products, ethanol and distillers grains.  Pursuant to our agreements with RPMG and CSC, we rely on others for the sale and distribution of almost all of our products, except for those distillers grains that we market locally.  Therefore, we expect to continue to be highly dependent on RPMG and CSC for the successful marketing of our products.  Any loss of RPMG or CSC as our marketing agent for our ethanol and distillers grains or any lack of performance under the agreement or inability to secure competitive prices could have a significant negative impact on our revenues.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations, and we have been required to obtain a number of environmental permits to construct and operate the plant.  We have obtained all of the necessary permits to operate the plant including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, and an alcohol fuel producer’s permit.  In addition, we have completed a spill prevention control and countermeasures plan.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional permits or spend considerable resources on complying with such regulations.

In addition, we may be required to purchase and install equipment for controlling and improving emissions.  In fiscal year 2006, our costs of environmental compliance were approximately $81,000 compared to approximately $41,000 for the same period of 2005.  In 2006 we applied for renewal of our air permit which was not rejected by the State of South Dakota.

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

The government’s regulation of the environment changes constantly.  It is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  Furthermore, plant operations are governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of the operation of the plant may increase.  Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Employees

As of December 31, 2006, we had a total of 39 full-time employees, including 33 full-time employees in ethanol production operations and 6 full-time employees in general management and administration.  We do not expect to hire a significant number of employees in the next 12 months.

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

Corn, as with most other crops, is affected by weather, disease and other environmental conditions.  The price of corn is also influenced by general economic, market and government factors.  These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand supply and quality.  Changes in the price of corn can significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets.  If our region becomes saturated by ethanol plants, corn use for ethanol could consume a significant portion of the total corn production in our region, which would likely increase local corn prices.  We cannot offer any assurance that we will be able to offset an increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected should we experience sustained higher corn prices.

Natural gas has recently been available only at prices greatly exceeding historical averages.  These prices have increased our costs of production in the past.  The prices for and availability of natural gas are subject to volatile market conditions, including supply shortages and infrastructure incapacities.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and distillers grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.

We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business - We engage in hedging transactions.”

The spread between ethanol and corn prices can vary significantly.  Corn costs significantly impact our cost of goods sold.  Our gross margins are principally dependent upon the spread between ethanol and corn prices.  Recently, the spread between ethanol and corn prices has been at historically high levels, due in large part to high oil prices and low corn prices.  However, this spread fluctuated significantly in 2006 and may fluctuate significantly in the future.  Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.

Our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains. The prices of ethanol and distillers grains can be volatile as a result of a number of factors. These factors include overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.

The price of ethanol has recently been much higher than its 10-year average. We do not expect these prices to be sustainable as supply from new and existing ethanol plants increases to meet increased demand. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production of ethanol could lead to increased supplies of co-products such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those co-products. Also, the increased production of ethanol could result in significantly increased demand for corn. This could result in higher prices for corn and corn production creating lower profits. There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less income which would decrease our revenues and profitability.

Our business is not diversified.  Our success depends largely upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains.  If economic or political factors adversely affect the market for ethanol, the company has no other line of business to fall back on. Our business would also be significantly harmed if our ethanol plant could not operate at full capacity for any extended period of time.

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

We sell all of the ethanol we produce to RPMG under our ethanol marketing agreement.  RPMG is the sole buyer of all of our ethanol, and we rely heavily on its marketing efforts to successfully sell our product.  Because RPMG sells ethanol for a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent upon the financial health of RPMG as a significant portion of our accounts receivable are attributable to RPMG.  If RPMG breaches the ethanol marketing agreement or is not in the financial position to purchase and market all of the ethanol we produce, we may not have any readily available means to sell our ethanol and our financial performance will be adversely and materially affected.  If our agreement with RPMG terminates, we may seek other arrangements to sell our ethanol, including selling our own product, but we give no assurance that our sales efforts would achieve results comparable to those achieved by RPMG.

We sell a substantial portion of the distillers grains we produce to CSC under our distillers grains marketing agreement.  CSC is the sole buyer of all of our distillers grains that we do not sell locally, and we rely heavily on its marketing efforts to successfully sell our product.  We currently only market locally a small percentage of the distillers grains we produce.  Because CSC sells distillers grains for a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent upon the financial health of CSC, as a significant portion of our accounts receivable are attributable to CSC.  If CSC breaches the distillers grains marketing agreement or is not in the financial position to purchase and market all of the distillers grains we produce which are not marketed locally by us, we may not have any readily available means to sell our distillers grains, and our financial performance will be adversely and materially affected.  If our agreement with CSC terminates, we may seek other arrangements to sell our distillers grains, including selling our own product, but we give no assurance that our sales efforts would achieve results comparable to those achieved by CSC.

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

We are exploring a potential change in corporate structure, merger, public offering or business combination with one or more businesses which if we agreed to could be unsuccessful and could decrease the value of your units.  We have been engaged in preliminary discussions regarding a potential change in corporate structure, merger, public offering or business combination with one or more businesses.  While we have not entered into any kind of agreement or made any definitive plans regarding this issue we might in the future.  If we were to engage in this type of transaction, it might be unsuccessful.  This could lead to a reduction in the value of your units and could adversely affect our profitability.

Risks Related to Ethanol Industry

New plants or decreases in the demand for ethanol may result in excess production capacity.  The supply of domestically produced ethanol is at an all-time high. The Renewable Fuels Association reports that ethanol production in 2006 reached a record 4.9 billion gallons, an increase of approximately 25% since 2005.  The ethanol industry has grown to over 113 production facilities in the United States. Excluding our facility, South Dakota currently has at least 12 current ethanol plants and at least 4 more in various stages of development.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

We operate in a competitive industry and compete with larger, better financed entities.  There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, ASAlliances Biofuels, LLC, Aventine Renewable Energy, Inc., Cargill, Inc., Hawkeye Renewables, LLC, New Energy Corp., Tate & Lyle, US Bioenergy Corp., and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce.  Archer Daniels Midland is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and harm our financial condition.

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

Corn-based ethanol may compete with cellulose-based ethanol in the future.  Especially in the Midwest, most ethanol is currently produced from corn and other raw grains, such as milo or sorghum. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, a recent report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and financial condition will be negatively impacted.

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

Ethanol imported from Brazil may be a less expensive alternative to our ethanol.  Brazil is currently the world’s largest exporter of ethanol.  Until recently, Brazil was also the world’s largest producer of ethanol.  In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. In 2006, according to the Renewable Fuels Association, Brazil produced approximately 4.5 billion gallons of ethanol and exported a total of more than 400 million gallons of ethanol to the United States alone.  Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably and adversely affect our financial condition.

Consumer beliefs may affect the demand for ethanol.  We believe that certain consumers perceive the use of ethanol to have a negative impact on gasoline prices at the pump. Some consumers also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil fuel energy, such as oil and natural gas, than the energy in the ethanol that is produced. These consumer beliefs could potentially be widespread. If consumers choose not to buy ethanol, it will affect the demand for the ethanol we produce which could lower the selling price of ethanol and negatively affect our profitability and financial condition.

Risks Related to Regulation and Governmental Action

A change in government policies favorable to ethanol may cause demand for ethanol to decline.  Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning Methyl Tertiary Butyl Ether (MTBE) and the national tax incentives and the renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our results of operations, financial condition and cash flows.

Government incentives for ethanol production may be eliminated in the future.  The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could also reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could negatively affect our profitability and financial condition.

Another important provision involves increasing the production capacity limit of plants that are eligible for the small ethanol producer tax credit. Small ethanol producers are allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was historically limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. This tax credit may foster additional growth in ethanol plants of a larger size and increase competition in this particular plant size category.

Changes in environmental regulations or violations of the regulations could reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  We do not assure you that we have been, are or will be at all times in complete compliance with these laws, regulations or permits or that we have had or have all permits required to operate our business.  We do not assure you that we will not be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

ITEM 2.                                                     PROPERTIES.

We own Dakota Ethanol as a wholly-owned subsidiary.  The ethanol plant is located on Dakota Ethanol’s 77 acre rural site near Wentworth, South Dakota. The plant grinds approximately 17 million bushels of corn per year to produce approximately 48 million gallons of ethanol.  The original construction of the plant was completed in 2001 and consists of the following buildings:

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

All of Dakota Ethanol’s tangible and intangible property, real and personal, serves as the collateral for debt financing with First National Bank of Omaha described below under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness.”

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth quarter of 2006.

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

Unit Holders

As of February 1, 2007, the company had 29,620,000 membership units issued and outstanding and a total of approximately 1,003 membership unit holders.  There is no other class of membership unit issued or outstanding.

Distributions

Under the terms of our Amended and Restated Operating Agreement, we are required to make distributions to our members and may not retain more than $200,000 of net cash from operations, unless (1) a 75% supermajority of our board decides otherwise; (2) it would violate or cause a default under the terms of any debt financing or other credit facilities; or (3) it is otherwise prohibited by law.  Our ability to make distributions to our members is dependent upon the distributions made to us by Dakota Ethanol.  All revenues generated from plant operations are distributed by Dakota Ethanol to us in since Dakota Ethanol is our wholly-owned subsidiary.  Prior to the Broin family’s assignment of its minority interest in Dakota Ethanol, we would receive approximately 88% of the revenue generated by Dakota Ethanol.  We distribute the revenues received from Dakota Ethanol to our unit holders in proportion to the number of units held by each unit holder.  A unit holder’s distribution percentage is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.  Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Distributions to our unit holders are also subject to certain loan covenants and restrictions that require us to make additional loan payments based on excess cash flow.  These loan covenants and restrictions are described in greater detail under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness.”

2006 Distributions

In fiscal year 2006, Dakota Ethanol made total cash distributions to LACP of approximately $13,300,000 and approximately $800,000 to the minority members.  As a result, our board of managers approved cash distributions to our members totaling $13,329,000.  The following chart lists the cash distributions made to our members in 2006:

Date of Board Approval	Total Distribution	Distribution Per Unit	Distributed to Members of Record as of:
February 15, 2006	$ 2,962,000	$ 0.10	January 1, 2006

April 11, 2006	$ 2,962,000	$ 0.10	January 1, 2006

August 25, 2006	$ 2,962,000	$ 0.10	May 1, 2006

November 17, 2006	$ 4,443,000	$ 0.15	September 1, 2006

Totals	$ 13,329,000	$ 0.45

2005 Distributions

In fiscal year 2005, Dakota Ethanol made total cash distributions to LACP of approximately $11.8 million and approximately $1.6 million to the minority members.  As a result, our board of managers approved cash distributions to our members totaling $11,551,800.  The following chart lists the cash distributions made to our members in 2005:

Date of Board Approval	Total Distribution	Distribution Per Unit	Distributed to Members of Record as of:
December 20, 2004	$ 2,073,400.00	$ 0.07	January 1, 2005

February 18, 2005	$ 2,962,000.00	$ 0.10	January 1, 2005

April 15, 2005	$ 1,777,200.00	$ 0.06	January 1, 2005

August 26, 2005	$ 1,777,200.00	$ 0.06	May 1, 2005

December 16, 2005	$ 2,962,000.00	$ 0.10	September 1, 2005

Totals	$ 11,551,800.00	$ 0.39

2004 Distributions

In 2004, Dakota Ethanol made cash distributions to LACP of approximately $4,100,000 million and approximately $600,000 to the minority members.  As a result, LACP distributed approximately $4,100,000 million, or $0.14 per capital unit, to our members in 2004.

Performance Graph

The following graph compares the cumulative total return on the Company’s units with the cumulative total return of the NASDAQ Index and the SIC Code Index (SIC Code 2869—Industrial Organic Chemicals, Not Elsewhere Classifed).  The unit price performance shown on the following graph is not intended to forecast and is not indicative of future unit price performance.  The data for this performance graph was compiled for us by Ipreo, LLC.

ITEM 6.                  SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data of the Company, which is derived from the audited financial statements for the periods indicated.

Statement of Operations Data:	2006	2005	2004
Revenues	$ 103,889,412	$ 80,020,970	$ 84,432,486

Cost of Revenues	$ 50,792,418	$ 63,201,108	$ 71,736,360

Gross Profit	$ 53,096,994	$ 16,819,862	$ 12,696,126

General and Administrative Expense	$ (3,938,845)	$ (3,610,590)	$ (3,058,024)

Income From Operations	$ 49,158,149	$ 13,209,272	$ 9,638,102

Interest Expense	$ (1,008,300)	$ (1,089,364)	$ (1,300,647)

Other Income	$ 121,719	$ 238,705	$ 223,548

Minority Interest in Subsidiary Income	$ (2,235,776)	$ (1,494,029)	$ (1,037,458)

Net Income	$ 46,035,792	$ 10,864,584	$ 7,523,545

Capital Units Outstanding	29,620,000	29,620,000	29,620,000
Net Income Per Capital Unit	$ 1.55	$ 0.37	$ 0.25
Cash Distributions per Capital Unit	$ 0.45	$ 0.32	$ 0.21

Balance Sheet Data:	2006	2005	2004
Working Capital	$ 17,220,709	$ 1,940,335	$ (145,791)
Net Property, Plant & Equipment	$ 35,695,754	$ 33,468,374	$ 34,862,856
Total Assets	$ 71,223,028	$ 42,946,122	$ 46,065,440
Long-Term Obligations	$ 6,921,695	$ 8,601,196	$ 9,882,779
Minority Interest	$ 0	$ 3,234,649	$ 3,055,597
Member’s Equity	$ 56,720,382	$ 24,013,590	$ 22,627,406
Book Value Per Capital Unit	$ 1.91	$ 0.81	$ 0.76

* See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

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

Overview

We currently own Dakota Ethanol, LLC as a wholly-owned subsidiary.  In June 2006, we entered into an assignment agreement with members of the Broin family who owned a minority interest in Dakota Ethanol of approximately 12%.  We purchased the approximately 12% minority interest in Dakota Ethanol for approximately $19,400,000 which included the estimated net earnings of Dakota Ethanol through the date of the purchase.

Dakota Ethanol owns and operates an ethanol plant with a nameplate capacity of 40 million gallons per year.  The plant currently operates in excess of its nameplate capacity, producing approximately 48 million gallons of ethanol per year.  Our revenues are derived from the sale and distribution of Dakota Ethanol’s ethanol and distillers grains throughout the continental United States.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. After processing the corn, the ethanol is sold to our ethanol marketer, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  Beginning January 1, 2006, our ethanol has been  marketed by RMPG pursuant to our ethanol marketing agreement.  Previously our ethanol was marketed by a subsidiary of the Broin Company called Ethanol Products, LLC.  We have elected to use a pooled marketing arrangement with RPMG which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG.  We pay RPMG a pooling fee for ethanol delivered to the pool, and RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  Except for the distillers grains we sell directly to local farmers, our distillers grains are sold through a marketer that markets and sells our distillers grains to livestock feeders.  From the commencement of our operations through December 1, 2005, Dakota Gold Marketing, a Broin affiliate, marketed our distillers grains.  Subsequent to December 1, 2005, our distillers grains have been marketed by Commodity Specialist Company (CSC).  For our distillers grains, we receive a percentage of the selling price actually received by CSC in marketing the distillers grains to its customers.

Our operating income or loss is significantly tied to the price at which ethanol and distillers grains are sold.  Historically, the price of ethanol tends to fluctuate based on the price of unleaded gasoline and other petroleum products.  Surplus ethanol supplies also tend to put downward price pressure on ethanol.  In contrast, the price of distillers grains generally tends to fluctuate based on the price of substitute livestock feed, such as corn and soybean meal.  Surplus grain supplies tend to put downward price pressure on distillers grains.

Our cost of revenues, which includes production expenses, is significantly affected by the cost of corn and natural gas.  In 2006, for instance, the cost of corn was approximately 54% of total cost of revenues, whereas the cost of natural gas was approximately 27% of total cost of revenues.  Comparatively, in 2005, the cost of corn was approximately 50% of total cost of revenues, whereas the cost of natural gas was approximately 23% of total cost of revenues.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, risk management and weather, much of which we have no control over.  Natural gas prices fluctuate with the energy complex in general.  Over the last few years, natural gas prices have trended higher than average.  We anticipate that natural gas prices will be stable if not slightly lower in fiscal year 2007 as compared to fiscal year 2006.

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

Results of Operations

Comparison of Year Ended December 31, 2006 and 2005.

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2006 and 2005:

	2006		2005
Income Statement Data:	Amount	%	Amount	%
Revenues	$103,889,412	100.0	$80,020,970	100.0

Cost of Revenues	50,792,418	48.9	63,201,108	79.0

Gross Profit	53,096,994	51.1	16,819,862	21.0

General and Administrative Expense	(3,938,845)	(3.8)	(3,610,590)	(4.5)

Income From Operations	49,158,149	47.4	13,209,272	16.5

Interest Expense	(1,008,300)	(1.0)	(1,089,364)	(1.4)

Other Income	121,719	0.1	238,705	0.3

Minority Interest in Subsidiary Income	(2,235,776)	(2.2)	(1,494,029)	(1.9)

Net Income	46,035,792	44.3	10,864,584	13.6

Revenues

The increase in revenues for fiscal year 2006 compared to fiscal year 2005 is due primarily to an increase in the price of ethanol and distillers grains, which despite decreased production resulted in higher revenues from sales of those products.  We had lower production volume as a result of additional plant downtime for general maintenance.  Net gallons of denatured ethanol sold totaled approximately 47.7 million in fiscal 2006 compared to approximately 47.6 million in fiscal 2005.  The average per gallon price we received for our ethanol sold for 2006 increased by approximately 30% compared to the twelve months ended December 31, 2005.  Sales of co-products increased slightly by approximately 0.6% in 2006 compared to co-products sales in 2005 due to increased market prices for corn and other alternative feedstocks.  In addition, the total incentive revenue from state programs increased by approximately 18%.  We receive an incentive from the State of South Dakota for production of ethanol.  We did not receive any incentive revenue from the federal government in fiscal year 2006 or 2005.  Part of our increase in incentive income was due to the fact that in fiscal year 2005, we had an incentive repayment of approximately $46,000 that we did not have to pay in fiscal year 2006.

The ethanol industry experienced record high ethanol prices in 2006.  Replacement of MTBE with ethanol as a fuel oxygenate along with higher gasoline costs drove demand for ethanol.  We expect ethanol prices to be less in fiscal year 2007 with increased ethanol production and as increases in demand as a result of MTBE replacement level off.  We believe ethanol prices will decrease as a result of significantly increased production capacity and resulting increases in supply in the ethanol industry.  We believe this increased ethanol supply could put downward pressure on the price of ethanol.

Ethanol production continues to grow as additional plants become operational.  According to the Renewable Fuels Association, there are over 113 ethanol plants in operation nationwide that have the capacity to annually produce approximately 5.5 billion gallons of ethanol.  Of these, there are at least 7 plants undergoing expansions.  In addition, over 78 new ethanol plants are under construction.  Expansions and plants under construction are expected to add an additional 6.2 billion gallons of annual capacity.  The increased supply of ethanol could create a situation where increases in supply significantly outpace increases in demand causing a weakening of ethanol prices.  This could negatively affect revenues from the sale of our ethanol.  We will especially depend on RPMG our ethanol marketer to find buyers for our ethanol in a very competitive marketplace.

We also expect that use of ethanol as a fuel oxygenate may continue to increase due to decreased use of methyl tertiary butyl ether (“MTBE”), the primary competitor of ethanol as a fuel oxygenate.  Management expects fuel blenders to use ethanol instead of MTBE to meet the winter oxygenation requirements for carbon monoxide non-attainment areas as prescribed by the Clear Air Act.  We expect this to have a positive impact on the demand for ethanol.

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

The ethanol industry’s ability to increase demand for ethanol in the coming years to offset increases in supply will be critical to our success.  If demand does not increase in proportion to supply increases, the price of ethanol may decrease and we may not be able to operate profitably.  Further, we may not be able to sell all of the ethanol we produce.  Similar concerns exist for our distillers grains.

Overall, the market value of distillers grains increased in 2006 compared to 2005.  This increased market value was largely due to equivalent increases in the value of corn and soybeans, which are alternative feed products to distillers grains.  However, our revenues from distillers grains decreased in fiscal year 2006 compared to fiscal year 2005 because of the form in which we sold our distillers grains.  We sold more modified (moderate wet) distillers grains and less dried DDGS in 2006 compared to 2005.  The modified distillers grains resulted in a lower net value per ton than the dried products.  We produced more modified to increase our volume in the local market and to decrease or natural gas cost as the modified uses less natural gas in the drying process.

We expect to continue to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol.  See ITEM 1. BUSINESS—Federal Ethanol Supports.  Incentive revenue from state and federal programs increased 18% from the fiscal year ended December 31, 2005 to the fiscal year ended December 31, 2006.  This increase was the result of increased incentives from the State of South Dakota in fiscal year 2006 of approximately 11% and the fact that we repaid approximately $46,000 in fiscal year 2005.  In fiscal year 2006, we did not receive any funding from the United States Department of Agriculture’s Commodity Credit Bioenergy Program because we did not produce more ethanol this year as compared to last year as required by the program.  The program ended in September 2006 so we will not receive any further funding from this program.

Incentive revenue from the State of South Dakota increased approximately $74,000, or approximately 11% in fiscal year 2006.  Due to budget constraints, we did not receive the annual maximum benefit for fiscal year 2006 and we do not expect that will receive the maximum benefit in fiscal year 2007 for the same reason.

Cost of Revenues

Our cost of revenues as a percentage of revenues was approximately 49% and approximately 79% for the twelve months ended December 31, 2006 and 2005 respectively.  The decrease in our cost of revenues from period to period is primarily due to our reduced corn costs.  The average per bushel price we paid for our corn increased approximately 10% for the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005 however, our total corn costs decreased in fiscal year 2006 due to additional hedging gains of approximately $5.5 million.

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

Corn costs significantly impact our cost of goods sold.  While 2004 and 2005 saw record setting corn yields in the United States, 2006 had a lower corn yield.  The 2004 corn crop yielded 11.8 billion bushels of corn, 2005 yielded 11.11 billion bushels of corn and 2006 yielded 10.74 billion bushels.  The lower corn yield along with increased corn demand from both ethanol plants and world foodstuff markets pushed up the price of corn in fiscal year 2006.  We expect that corn prices will continue to stay at a high level as demand for corn continues to grow.  The price of corn could be significantly affected depending on the 2007 corn yield.  Whether farmers follow the increased price of corn and plant more corn in 2007 could significantly affect the selling price of corn towards the end of fiscal year 2007.

In fiscal year 2006 we experienced an average 4% decrease in the price we pay for natural gas.  This, along with our decreased natural gas usage due to decreased production of dried distillers grains lead to a decrease in our natural gas costs of approximately 7% for fiscal year 2006 as compared to fiscal year 2005.  The price of natural gas has decreased from historic high prices that occurred at the end of fiscal year 2005 due primarily to Hurricane Katrina.  We expect that natural gas prices should be stable through fiscal year 2007 if not slightly lower than fiscal year 2006.

General and Administrative Expense

Our operating expenses as a percentage of revenue were approximately 3.9% and 4.5% for fiscal year 2006 and 2005 respectively.  This decrease is due primarily to the fact that we no longer pay a management fee to Broin Management.

Income from Operations

Our income from operations for fiscal year 2006 totaled approximately $49,158,000 compared to approximately $13,209,000 for fiscal year 2005.  This increase in income from operations is due primarily to an increase in revenues due to high ethanol prices and a decrease in cost of revenues due to lower corn and natural gas costs along with decreased corn and natural gas consumption.

Other Income and Expense

Our total other income and expense for the twelve months ended December 31, 2006 was substantially the same as the other income and expense for the twelve months ended December 31, 2005.  Our interest expense for the fiscal year ended 2006 decreased due to a reduction in the principal balance on the loans outstanding with Dakota Ethanol’s primary lender.

Minority Interest in Subsidiary Income

Minority interest in subsidiary income increased to approximately $2,236,000 for the year ended December 31, 2006, from $1,494,029 for the year ended December 31, 2005.  This increase is despite the fact that we purchased the minority interest in June 2006 and the minority interest only existed for six months of fiscal year 2006.  The increase in minority interest in subsidiary income was primarily due to the increased profitability of Dakota Ethanol, which increased by approximately $35.2 million from the fiscal year ended December 31, 2005.

Net Income

Net income increased to approximately $46 million for the fiscal year ended December 31, 2006 from $10.8 million for the year ended December 31, 2005.  This increase is primarily a result of the favorable spread between the selling price of ethanol and the price of our raw materials and our purchase of the minority interest in Dakota Ethanol.

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

Revenues

The decrease in revenues from fiscal year 2005 compared to fiscal year 2004 was due primarily to a decrease in the price of ethanol and distillers grains, which resulted in lower revenues from sales of those products.  In addition, revenue decreased due to lower production volume as a result of additional plant downtime for general maintenance.  Net gallons of denatured ethanol sold totaled 47.8 million in fiscal 2005 compared to 49.3 million in fiscal 2004.  The average per gallon price we received for our ethanol sold for 2005 decreased by approximately 1% compared to the twelve months ended December 31, 2004.  Sales of co-products decreased by approximately 15% in 2005 compared to co-products sales in 2004 due to decreased market prices for corn and other alternative feedstocks.  In addition, the total incentive revenue from state and federal programs decreased by approximately 13%.

Although ethanol prices were strong for part of the first fiscal quarter of 2005, excess supply of ethanol due to increased production caused ethanol prices to decline during the first three quarters of the year.  Although ethanol prices increased in the third quarter, Dakota Ethanol was not able to take advantage of these higher prices during the third or fourth quarters because a large portion of its ethanol production had been pre-sold below market rates.  Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals all contributed to a strengthening of ethanol prices in 2005.

Revenues from distillers grains decreased throughout the fiscal year, due to decreasing distillers grain prices.  Lower distillers grain prices were attributed in part to increased distillers grains production by new ethanol plants and in part to an abundant supply of grains and feed proteins as a result of the record grain harvests in 2004 and 2005.

Incentive revenue from the State of South Dakota for the fiscal year ended December 31, 2005 increased $35,000, or 5% compared to the same period of 2004.

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

Our natural gas costs for fiscal year ending December 31, 2005 were substantially higher than in the 2004 fiscal year.  These prices increased our costs of production.  In late August 2005, Hurricane Katrina caused dramatic damage to areas of Louisiana, which is the location of one of the largest natural gas hubs in the United States. As the damage from the hurricane became apparent, natural gas prices substantially increased. Hurricane Rita also impacted the Gulf Coast and caused shutdowns at several Texas refineries, which further increased natural gas prices.

General and Administrative Expense

Our operating expenses as a percentage of revenue were approximately 4.5% and 3.6% for fiscal year 2005 and 2004 respectively.  This increase was due primary to an increased management incentive fee owed to Broin Management, which was based directly on Dakota Ethanol’s net income.  In addition, payment to Broin Management relating to the termination of the contracts with Broin Management also increased our administrative expense.

Income from Operations

Our income from operations for fiscal year 2005 totaled approximately $13,209,000 compared to approximately $9,638,000 for fiscal year 2004.  This was a result of the decrease in cost of revenues for the fiscal year ended December 31, 2005.

Other Income and Expense

Our total other income and expense for the twelve months ended December 31, 2005 was substantially the same as the other income and expense for the twelve months ended December 31, 2004.  Our interest expense for the fiscal year ended 2005 decreased due to a reduction in the principal balance on the loans outstanding with Dakota Ethanol’s primary lender.

Minority Interest in Subsidiary Income

Minority interest in subsidiary income increased to approximately $1,494,000 for the year ended December 31, 2005, from approximately $1,037,000 for the year ended December 31, 2004.  The increase in minority interest in subsidiary income was primarily due to the increased profitability of Dakota Ethanol, which increased by approximately $3.3 million from the year ended December 31, 2004.

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

Application of Critical Accounting Policies

Management uses estimates and assumptions in preparing our consolidated financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Of the significant accounting policies described in the notes to our consolidated financial statements, we believe that the following is the most critical:

Derivative Instruments

Dakota Ethanol enters into short-term cash grain, option and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices. All of Dakota Ethanol's derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, Dakota Ethanol uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, Dakota Ethanol generally takes positions using cash and futures contracts and options.

Unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.  The fair values of derivative contracts are presented on the accompanying balance sheet as derivative financial instruments.

Liquidity and Capital Resources

The following table shows cash flows for the last two years:

	Year ended December 31,
	2006	2005
Net cash from operating activities	$41,808,080	$14,300,244
Net cash used for investing activities	(19,743,726)	(684,811)
Net cash used for financing activities	(16,094,861)	(15,118,655)

Cash Flow From Operations.  The increase in net cash flow provided from operating activities between 2006 and 2005 was primarily due to a favorable spread between the price of corn and the price of ethanol.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities.  We experienced an increase in the net cash used for investing activities due primarily to our acquisition of the Broin family minority interest in Dakota Ethanol.  We used cash provided by operating activities for capital expenditures which totaled approximately $367,000 for fiscal 2006 compared to approximately $1,155,00 for fiscal 2005.  This increase primarily reflects expenditures for the purchase of property and equipment.  In 2005, we installed pollution equipment including a scrubber and vapor flare for the purpose of controlling air emissions from the plant.  An additional $300,000 in cash was used in 2005 to modify the distillers grains drying system.  Additionally, in fiscal year 2006, we spent $350,000 on hammermill installation.

Cash Flow From Financing Activities. We used cash for financing activities for distributions and debt service of approximately $16,095,000 in fiscal 2006 compared to approximately $15,119,000 in fiscal 2005.  The primary reason for the increase in cash used was due to distributions made to our members.  During fiscal year 2006 we also executed a $19,100,000 note for the purchase of the minority interest in Dakota Ethanol and we retired the note in September 2006.  We used a significant portion of our net income to retire this note by September 2006.

Management anticipates sufficient cash flow from operating activities and revolving debt to cover debt service obligations, operations and planned capital expenditures for the next 12 months.

The following table shows a comparison of cash flows for the fiscal years ended December 31, 2005 and December 31, 2004:

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

Cash Flow From Financing Activities. We used cash for financing activities for distributions and debt service of $15,118,655 in fiscal 2005 compared to $8,589,929 in fiscal 2004.  The primary reason for the increase in cash used was due to distributions made to our members and the minority members of Dakota Ethanol.  In fiscal year 2005, distributions of approximately $11.5 million and $1.6 million were made to our members and the minority members of Dakota Ethanol, respectively, compared to $4.1 million and $600,000, respectively, during fiscal 2004.

Indebtedness

First National Bank of Omaha is Dakota Ethanol’s primary lender.  Dakota Ethanol has three notes or loans outstanding with First National Bank pursuant to a Construction Loan Agreement and Construction Note dated September 25, 2000 and amendments dated July 29, 2002, November 1, 2002, and April 23, 2004.  In addition, in June 2006, we issued a promissory note to our principal lender in the amount of $19,100,000.  We used the proceeds from this note to purchase the Broin family minority interest in Dakota Ethanol.  We retired this note in September 2006.

Short-Term Debt Sources

On April 21, 2006, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on April 20, 2007 and the amount available is subject to certain financial ratios.  Interest on any outstanding principal balance accrues at the bank’s base rate (8.25% as of December 31, 2006). There is a commitment fee of 0.375% on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On December 31, 2006,

Dakota Ethanol did not have an outstanding balance on the note, and the entire amount of $3,000,000 was available to be drawn on the revolving promissory note.  The note is secured by Dakota Ethanol’s real property, personal property, and an assignment of all rents and leases in favor of First National.

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

The balance of Term Note 2 requires quarterly installments of $581,690 which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on outstanding principal balances accrues at a rate of 9% annually.  The principal balance on the note as of December 31, 2006 was $8,229,093.

The balance of Term Note 4 was due and payable in quarterly installments of $329,777 commencing January 1, 2003, through September 1, 2011.  As of December 31, 2006, there was no principal balance outstanding on Term Note 4 as the note was fully repaid during the second quarter of fiscal year 2006.

The balance of Term Note 5 is due and payable in quarterly installments of interest only commencing January 1, 2003, through September 1, 2011.  Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate.  This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement.  Should Dakota Ethanol elect to utilize this feature, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000.  In addition, the bank draws our checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed. On December 31, 2006, 2005 and 2004, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

Finally, Dakota Ethanol has a long-term debt obligation on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The maximum amount of estimated future payments on the taxable bond debt service is $1,826,602.  The carrying amount of the guarantee liability on Dakota Ethanol’s balance sheet is $385,812, which represents the estimated shortfall between the taxable bond amount and the amount of taxes estimated to be collected on Dakota Ethanol’s property.  The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which Dakota Ethanol was the recipient of the proceeds.

In 2003, Lake County became aware that the taxes collected from the property on which the plant was located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and change in interest rates during December of 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, Dakota Ethanol entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on Dakota Ethanol’s property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, Dakota Ethanol’s obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which Dakota Ethanol’s plant is located.   The interest rate on the bonds is 7.75% annually.  The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While Dakota Ethanol’s obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. Principal payments of $57,682, $53,533, and $49,682 were made on the bonds for year ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively. The principal balance outstanding was $1,162,126 as of December 31, 2006.

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments.  The following tables provide information regarding our consolidated contractual obligations and commitments as of December 31, 2006:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$10,051,041	$2,326,760	$4,653,520	$3,070,761	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations	39,136,970	31,218,782	6,616,038	1,302,150	0
Other Long-Term Liabilities	385,812	62,536	122,997	104,867	95,412
Total Contractual Cash Obligations	$49,573,823	$33,608,078	$11,392,555	$4,477,778	$95,412

The long-term debt obligations in the table above includes both principal and interest payments with a fixed annual interest rate of nine percent.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.  We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a decrease to cost of revenues of approximately $11,448,000 related to derivative instruments for the year ended December 31, 2006.  We recorded a decrease of cost of revenues of approximately $817,000 and an increase of cost of revenues of approximately $4,070,000 related to derivative instruments for the years ended December 31, 2005 and 2004, respectively.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our corn usage for fiscal year 2007 will be approximately 17 million bushels for the production of 48 million gallons of ethanol.  We have price protection for approximately 17% of our expected corn usage for fiscal year ended December 31, 2007 using CBOT futures and options and over-the-counter option contracts.  As we move forward, additional price protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2008.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are expected to produce long-term positive growth for us.

As of December 31, 2006, Dakota Ethanol is committed to purchasing 414,000 mmBtu’s of natural gas for 2007, valued at approximately $2.7 million.  The natural gas purchases represent approximately 26% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of December 31, 2006, December 31, 2005 and December 31, 2004 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
December 31, 2006	$8,957,869	$895,786
December 31, 2005	$170,125	$17,012
December 31, 2004	$749,832	$74,983

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

McGladrey & Pullen

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee

Lake Area Corn Processors, LLC

We have audited the consolidated balance sheet of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2006 and the related consolidated statements of operations, changes in members’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa
March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee

Lake Area Corn Processors, LLC

We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC as of December 31, 2005, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years ended December 31, 2005 and 2004.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Area Corn Processors, LLC as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

Eide Bailly LLP

Sioux Falls, South Dakota

February 6, 2006

LAKE AREA CORN PROCESSORS, LLC

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005

ASSETS

CURRENT ASSETS
Cash	$6,673,775	$704,282
Receivables
Ethanol	3,519,875	—
Ethanol - related party	—	4,928,479
Distiller’s grains	376,710	343,456
Incentives	166,667	166,667
Other	42,738	75,000
Inventory
Raw materials	1,965,408	449,887
Finished goods	1,220,400	651,580
Parts inventory	971,756	889,481
Work in process	602,501	304,610
Derivative financial instruments	8,957,869	170,125
Prepaid expenses	303,961	353,455

Total current assets	24,801,660	9,037,022

PROPERTY AND EQUIPMENT
Land	126,097	106,394
Land improvements	2,665,358	2,329,933
Buildings	8,088,853	7,439,179
Equipment	36,571,921	32,894,616
Construction in progress	—	19,967
	47,452,229	42,790,089
Less accumulated depreciation	(11,756,475)	(9,321,715)

Net property and equipment	35,695,754	33,468,374

OTHER ASSETS
Goodwill	10,395,766	—
Guarantee premium	274,615	359,206
Other	55,233	81,520

Total other assets	10,725,614	440,726

	$71,223,028	$42,946,122

SEE NOTES TO FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,231,875	$4,427,614
Accounts payable - related party	—	180,488
Accrued liabilities	655,866	525,434
Current portion of guarantee payable	62,536	62,617
Current portion of notes payable	1,630,674	1,900,534

Total current liabilities	7,580,951	7,096,687

LONG-TERM LIABILITIES
Guarantee payable	323,276	372,950
Notes payable	6,598,419	8,228,246

Total long-term liabilities	6,921,695	8,601,196

MINORITY INTEREST	—	3,234,649

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	41,813,982	9,107,190

Total members’ equity	56,720,382	24,013,590

	$71,223,028	$42,946,122

SEE NOTES TO FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC

Consolidated Statements of Operations

Years Ended December 31, 2006, 2005 and 2006

	2006	2005	2004
REVENUES
Sales - related party	$—	$69,125,699	$71,648,488
Sales	103,113,502	10,239,951	11,769,124
Incentive income	775,910	655,320	1,014,874
Total revenues	103,889,412	80,020,970	84,432,486

COST OF REVENUES	50,792,418	63,201,108	71,736,360

GROSS PROFIT	53,096,994	16,819,862	12,696,126

EXPENSES
General and administrative	3,938,845	3,610,590	3,058,024

INCOME FROM OPERATIONS	49,158,149	13,209,272	9,638,102

OTHER INCOME (EXPENSE)
Interest and other income	121,719	238,705	223,548
Interest and other expense	(1,008,300)	(1,089,364)	(1,300,647)
Total other income (expense)	(886,581)	(850,659)	(1,077,099)

NET INCOME BEFORE MINORITY INTEREST	48,271,568	12,358,613	8,561,003

MINORITY INTEREST IN SUBSIDIARY	(2,235,776)	(1,494,029)	(1,037,458)

NET INCOME	$46,035,792	$10,864,584	$7,523,545

BASIC AND DILUTED EARNINGS PER UNIT	$1.55	$0.37	$0.25

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000

SEE NOTES TO FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC

Consolidated Statements of Changes in Members’ Equity

Years Ended December 31, 2006, 2005 and 2006

			Additional
	Capital Units		Paid-In	Retained
	Units	Amount	Capital	Earnings	Total
BALANCE, DECEMBER 31, 2003	29,620,000	14,810,000	96,400	6,417,661	21,324,061
Net income	—	—	—	7,523,545	7,523,545
Distributions paid ($.14 per capital unit)				(4,146,800)	(4,146,800)
Distributions payable ($.07 per capital unit)	—	—	—	(2,073,400)	(2,073,400)

BALANCE, DECEMBER 31, 2004	29,620,000	14,810,000	96,400	7,721,006	22,627,406
Net income	—	—	—	10,864,584	10,864,584
Distributions paid ($.32 per capital unit)	—	—	—	(9,478,400)	(9,478,400)

BALANCE, DECEMBER 31, 2005	29,620,000	$14,810,000	$96,400	$9,107,190	$24,013,590
Net income	—	—	—	46,035,792	46,035,792
Distributions paid ($.45 per capital unit)	—	—	—	(13,329,000)	(13,329,000)

BALANCE, DECEMBER 31, 2006	29,620,000	$14,810,000	$96,400	$41,813,982	$56,720,382

SEE NOTES TO FINANCIAL STATEMENTS

(Remainder of Page Intentionally Left Blank)

LAKE AREA CORN PROCESSORS, LLC

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2006

	2006	2005	2004
OPERATING ACTIVITIES
Net income	$46,035,792	$10,864,584	$7,523,545
Changes to net income not affecting cash
Depreciation	2,452,370	2,274,401	2,195,723
Amortization	110,878	137,266	159,715
Minority interest in subsidiary	2,235,776	1,494,029	1,037,458
Other	14,204	(199,263)	(214,428)
(Increase) decrease in
Receivables	1,407,612	(729,972)	(123,044)
Inventory	(2,464,507)	228,320	905,491
Prepaid expenses	49,494	(264,433)	8,255
Derivative financial instruments	(8,787,744)	579,707	(21,282)
Increase (decrease) in
Accounts payable	623,773	(232,340)	(33,123)
Accrued liabilities	130,432	147,945	(49,927)

NET CASH FROM OPERATING ACTIVITIES	41,808,080	14,300,244	11,388,383

INVESTING ACTIVITIES
Purchase of minority interest	(19,376,369)	469,988	202,690
Purchase of property and equipment	(367,357)	(1,154,799)	(890,456)

NET CASH USED FOR INVESTING ACTIVITIES	(19,743,726)	(684,811)	(687,766)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	—	—	(812,144)
Notes payable issued	19,100,000	—	—
Principal payments on notes payable	(20,999,687)	(1,971,878)	(3,065,845)
Payment on guarantee payable	(49,755)	—	—
Distributions paid to minority members	(816,419)	(1,594,977)	(565,140)
Distributions paid to LACP members	(13,329,000)	(11,551,800)	(4,146,800)

NET CASH USED FOR FINANCING ACTIVITIES	(16,094,861)	(15,118,655)	(8,589,929)

NET INCREASE (DECREASE) IN CASH	5,969,493	(1,503,222)	2,110,688

CASH AT BEGINNING OF PERIOD	704,282	2,207,504	96,816

CASH AT END OF PERIOD	$6,673,775	$704,282	$2,207,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$1,033,419	$839,838	$1,300,647

SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its subsidiary, Dakota Ethanol. The Company owned 88% of Dakota Ethanol until June 30, 2006 when it became wholly owned.  All significant inter-company transactions and balances have been eliminated in consolidation.

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

Cost of Revenues

The primary components of cost of revenues from the production of ethanol and related co-product are corn expense, energy expense (natural gas and electricity), raw materials expense (chemicals and denaturant), and direct labor costs.

Shipping costs incurred in the sale of ethanol are recorded as a component of cost of revenues in 2005 and 2004. Shipping costs for ethanol were approximately $946,000 and $1,180,000 for the years ended December 31, 2005 and 2004, respectively. Beginning in 2006, shipping costs for ethanol are deducted from the sales price by the marketer, and thus are not specifically identifiable and are included in net revenues.

Shipping costs incurred in the sale of distiller’s grains are classified in net revenues.  Shipping costs on distiller’s grains were approximately $2,380,000, $3,045,000, and $3,018,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

General and Administrative Expenses

The primary components of general and administrative expenses are management fee expenses, wages and benefits, professional fee expenses (legal and audit), and insurance expenses.

Inventory Valuation

Ethanol and related products are stated at net realizable value. Raw materials, work-in-process, and parts inventory are valued using methods which approximate the lower of cost or market on the first-in, first-out method.

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

Derivative Financial Instruments and Hedging Activities

Dakota Ethanol enters into short-term cash grain, option and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices. All of Dakota Ethanol’s derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, Dakota Ethanol uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, Dakota Ethanol generally takes positions using cash and futures contracts and options.

Unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.  The fair values of derivative contracts are presented on the accompanying balance sheet as derivative financial instruments.

Dakota Ethanol has recorded a decrease to cost of revenues of $11,447,854 and $817,433 related to derivative contracts for the years ended December 31, 2006 and 2005, respectively.  Dakota Ethanol has recorded an increase to cost of revenues of $4,069,718 related to derivative contracts for the year ended December 31, 2004.  Dakota Ethanol has recorded an increase to revenues of $99,966 related to derivative contracts for the year ended December 31, 2006.

Guarantee Premium

The guarantee premium is amortized over the term of the related guarantee using the interest method of amortization.

Minority Interest

Amounts recorded as minority interest on the balance sheet relate to the investment by Broin family members (hereinafter referred to as the minority members) in Dakota Ethanol, plus any allocation of minority income or minus any allocation of minority distributions or losses of Dakota Ethanol. Earnings and losses of Dakota Ethanol are allocated to the members in proportion to the member’s capital accounts.  The minority interest was acquired by Lake Area Corn Processors, LLC effective at the close of business on June 30, 2006.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of business acquired.  Under Statement of Financial Accounting Standards No. 142, goodwill is not amortized but is subject to annual impairment tests.  The Company has performed the required impairment tests, which have resulted in no impairment adjustments.

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator.  There were no dilutive equity units for the years ending December 31, 2006, 2005, and 2004.

Income Taxes

The Company is taxed as a limited liability company under the Internal Revenue Code. The income of the Company flows through to the members to be taxed at the member level rather than the corporate level. Accordingly, the Company has no tax liability.

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

Operating Segment

The Company uses the “management approach” for reporting information about segments in annual and interim financial statements.  The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company.  Based on the “management approach” model, the Company has determined that its business is comprised of a single operating segment.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that have a material impact on the Company.

NOTE 3 -              SHORT-TERM NOTE PAYABLE

On April 21, 2006, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000. The note expires on April 20, 2007 and the amount available is subject to certain financial ratios. Interest on the outstanding principal balances will accrue at the bank’s base rate (8.25 percent at December 31, 2006). There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability. The note is collateralized by the ethanol plant, its accounts receivable and inventories. On December 31, 2006 and 2005, Dakota Ethanol had $0 outstanding and $3,000,000 available to be drawn on the revolving promissory note.

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

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. Dakota Ethanol is in compliance with the covenants as of December 31, 2006. The note is collateralized by the ethanol plant, which had a net book value of approximately $35,700,000 on December 31, 2006, its accounts receivable and inventories. The note is subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.

The balance of Term Note 2 is due and payable in quarterly installments of $581,690 commencing October 1, 2002, through September 1, 2011. Interest on outstanding principal balances will accrue at a rate of 9 percent. The other terms and conditions of Term Note 1 remain in effect.

Except as set forth below, the original terms and conditions of Term Note 1 apply to Term Notes 4 and 5.

The balance of Term Note 4 is due and payable in quarterly installments of $329,777 commencing January 1, 2003, through September 1, 2011. The note was repaid in full on April 3, 2006.

The balance of Term Note 5 is due and payable in quarterly installments of interest only commencing January 1, 2003, through September 1, 2011. Interest on outstanding principal balances will accrue at 50 basis points above the lender’s rate (8.25 percent at December 31, 2006). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect to utilize this feature, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed. On December 31, 2006, and 2005, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

The balance of the notes payable as of December 31, 2006 and 2005 is as follows:

	2006	2005

Note payable to First National Bank, Omaha
Term Note 2	$8,229,093	$9,718,308
Term Note 4	—	410,472
Term Note 5	—	—
	8,229,093	10,128,780

Less current portion	(1,630,674)	(1,900,534)

	$6,598,419	$8,228,246

Minimum principal payments for the next five years are as follows:

Years Ending December 31,	Amount
2007	$1,630,674
2008	1,783,029
2009	1,952,996
2010	2,137,398
2011	724,996

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

NOTE 6 -              EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees’ contributed earnings. Employer contributions to the plan totaled approximately $26,000, $16,000 and $19,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 7 -              INCOME TAXES

The difference between the financial statement basis and tax basis of assets is as follows:

	2006	2005
Financial statement basis of assets	$71,223,028	$42,946,122
Less tax over book depreciation	(19,155,939)	(12,382,942)
Derivative financial instruments	(8,346,774)	1,184,188
TIF guarantee	(274,615)	(359,206)
Other book and tax differences	121,580	160,916

Tax basis of assets	$43,567,280	$31,549,078

	2006	2005

Financial statement basis of liabilities	$14,502,646	$15,697,883
TIF guarantee payable	(385,812)	(435,567)
Other book and tax differences	(72,337)	(54,800)
Tax basis of liabilities	$14,044,497	$15,207,516

NOTE 8 -                   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes the carrying amount of cash, cash equivalents, accounts receivable, and accounts payable approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations at December 31, 2006 of $8,614,905 had an estimated fair value of approximately $8,772,000 based on estimated interest rates for comparable debt.  The carrying amount and fair value were $10,564,347 and $10,812,000, respectively at December 31, 2005.

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

Expenses related to the agreement for the purchase of electricity and natural gas were $13,227,165 $15,484,077, and $12,168,447 for the years ended December 31, 2006, 2005 and 2004, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount

2007	303,600
2008	308,400
2009	308,400
2010	308,400
2011	205,600

Ethanol Fuel Marketing Agreement – Dakota Ethanol has an agreement with Renewable Products Marketing Group, a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant effective January 1, 2006. The agreement expires on March 31, 2007, and is automatically renewed for successive one-year terms unless terminated 90 days prior to expiration.

Distiller’s Grain Marketing Agreement – Dakota Ethanol has an agreement with Commodity Specialists Company for the marketing of all distiller’s dried grains produced by the plant effective on December 1, 2005. The agreement expires on December 1, 2007, and is automatically renewed for successive one-year terms unless terminated 120 days prior to expiration.  In addition, Commodity Specialists Company has entered into rail car leases for the shipment of Dakota Ethanol’s products.  Dakota Ethanol has agreed to reimburse Commodity Specialists Company for the costs related to the leases.  Costs related to the leases for the year ended December 31, 2006 were $824,374.  There were no costs related to the leases for the year ended December 31, 2005.

Minimum annual payments during the term of the rail car lease agreement are as follows:

Years Ending December 31,	Amount

2007	859,800
2008	859,800
2009	859,800
2010	788,150

Risk Management Agreement — Dakota Ethanol has an agreement with FCStone, LLC for the risk management and grain procurement program related to corn and energy requirements of the plant. The agreement expires on November 1, 2007, and is renewable for successive one-year terms unless terminated four months prior to expiration.

Dakota Ethanol receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. No incentive income or expense was recorded for the year ended December 31, 2006, as ethanol production decreased compared to the prior year.  Incentive expense of $46,328 was recorded for the year ended December 31, 2005, as ethanol production decreased compared to the prior year and a refund of incentives received earlier in the program year was owed.  Incentive revenue of $348,207 was recorded for the years ended December 31, 2004.  Dakota Ethanol’s participation in the program ended June 30, 2006 as the incentive expired on September 30, 2006.

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold.  Incentive revenue of $775,910, $701,648, and $666,667 was recorded for the years ended December 31, 2006, 2005 and 2004, respectively.  Dakota Ethanol did not receive the annual maximum for the 2006 program year due to budget constraints on the State of South Dakota program and will not likely receive the annual maximum under the 2007 program year.

As of December 31, 2006, Dakota Ethanol is committed to purchasing 9.3 million bushels of corn on a forward contract basis through December 31, 2007, valued at approximately $27.3 million. The corn purchase contracts represent 55% of the annual plant corn usage.  Further, Dakota Ethanol is committed to purchasing 414,000 mmBtu’s of natural gas for 2007, valued at approximately $2.7 million.  The natural gas purchases represent approximately 26% of the annual plant requirements.

The following commitments, contingencies and agreements are with related parties.

Each capital unit holder has entered into a corn delivery agreement with the Company. For each unit owned, one-fourth bushel of corn is required to be delivered annually. The price paid for the corn is the average corn price for the applicable four-month period (trimester) based on several local grain elevators’ cash corn price. The delivery agreements commence at the discretion of the Company to coincide with the completion and operation of the plant. Members can opt out of delivery if they meet certain criteria and are approved by the Board of Managers. Based on the number of units outstanding, 3,800,000 bushels of corn will be delivered annually by the unit holders. This represents approximately 27 percent of the corn required for the operation of the plant at its 40,000,000 gallon capacity. Purchases of corn from corn delivery agreements and cash contracts from the Company’s stockholders totaled approximately $8,034,000, $7,090,000 and $10,620,000 for the years ended December 31, 2006, 2005 and 2004, respectively, of which $1,156,000, $621,000 and $442,000 was recorded as a liability at December 31, 2006, 2005 and 2004, respectively.

The Company and the former minority members of Dakota Ethanol, or parties related to the former minority members through common ownership, have entered into the following agreements:

Ethanol Marketing Contract – Dakota Ethanol had an agreement with Ethanol Products, LLC, a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. In the event Ethanol Products, LLC was unable to collect from their customer, Dakota Ethanol was charged for the applicable bad debt.  Dakota Ethanol terminated the agreement effective January 1, 2006.

Distiller’s Grains Marketing Contract – Dakota Ethanol had an agreement with Dakota Gold Marketing (formerly known as Dakota Commodities) for the marketing of all distiller’s grains produced by the plant. The agreement provided for an agency relationship in that Dakota Gold Marketing did not take title to the distiller’s grains, but acted as a broker on behalf of Dakota Ethanol.  Dakota Ethanol terminated the agreement effective December 1, 2005.

Management Agreement – Dakota Ethanol had an agreement with Broin Management, LLC for the management and operation of the ethanol plant. In exchange for the services, Broin Management received an annual fee plus an incentive bonus of 5 percent of net income. The annual fee was adjusted each year for changes in the consumer price index. The management agreement included the salary and benefits of the plant general manager and plant technical manager and certain other services related to operation of the ethanol plant.  Dakota Ethanol terminated the agreement effective January 1, 2006.

Corn Price Risk Management Agreement – Dakota Ethanol had an agreement with Broin Management, LLC for the hedge and price risk management related to corn requirements of the plant.  Dakota Ethanol terminated the agreement effective January 1, 2006.

Information Technology Management – Dakota Ethanol had an agreement with Broin and Associates, Inc., for information technology and systems management. Dakota Ethanol terminated the agreement effective October 1, 2005.

Dakota Ethanol had an agreement with Broin and Associates, Inc., for the purchase of certain software and data management services. The annual fee for the management service was adjusted each year for changes in the consumer price index.  Dakota Ethanol terminated the agreement effective January 1, 2006.

Construction Contract – Dakota Ethanol had an agreement with Broin and Associates, Inc., for the design and construction of process equipment and environmental control equipment. The total value of the project is approximately $740,000. The project began in November of 2004 and was completed in 2005.

Revenues and expenses related to the above agreements with related parties are as follows:

	Years Ended December 31,
	2006	2005	2004
Ethanol sales	$—	$69,125,699	$71,648,488
Management fees expense	—	1,071,338	903,884
Marketing fees expense - all products	—	1,229,662	691,076

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

NOTE 10 -            RELATED PARTY TRANSACTIONS

Purchases of supplies and chemicals from related parties totaled approximately $54,000, and $145,000 for the years ended December 31, 2005 and 2004, respectively.  The Company has an agreement with Dakota Gold Marketing for the use of rail cars to transport distiller’s grains. The agreement provides a flat rate per car, per shipment. Fees under the rail car agreement were approximately $214,000 and $218,000 for the years ended December 31, 2005 and 2004, respectively.  Dakota Ethanol terminated the agreements effective December 1, 2005.

The amount owed to Broin Management, LLC related to the management agreement as of December 31, 2005 was $97,462.

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

The maximum amount of estimated future payments on the taxable bond debt service is $1,826,602 as of December 31, 2006. The carrying amount of the guarantee liability on Dakota Ethanol’s balance sheet is $385,812, which represents the estimated shortfall between the taxable bond amount and the amount of taxes estimated to be collected on Dakota Ethanol’s property.

Estimated maturities of the guarantee for the next five years are as follows:

Years Ending December 31,	Amount

2007	62,536
2008	62,319
2009	60,678
2010	52,485
2011	52,382

Dakota Ethanol has no recourse from third parties or collateral held by third parties related to the guarantee.

Management has applied the guidance from Financial Accounting Standards Board Interpretation No. 45, (FIN 45) related to accounting for guarantee obligations. Management has determined the probability weighted present value of the estimated cash flows related to the guarantee obligation and recorded a liability and related asset of $385,812 as of December 31, 2006.

Estimated amortization of the guarantee premium for the next five years is as follows:

2007	72,641
2008	60,710
2009	48,841
2010	37,390
2011	27,375

NOTE 12 -            MINORITY INTEREST PURCHASE

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

In order to fund our buyout of the minority interest, the Company entered into a credit facility of $19,100,000 with our senior lender, First National Bank of Omaha. The credit facility was a 120 day term note with a principal balance of $19,100,000 accruing interest at a variable rate based on the Bank’s base rate as published from time to time as its national base rate. The entire balance of the note was repaid from operating funds prior to September 30, 2006.

Because Dakota Ethanol was already 88% owned by the Company since inception, the results of its operations have already been reflected in the Company’s balance sheets and statements of operations since the inception of Dakota Ethanol.

The total acquisition costs for the minority interest, including purchase price, legal and closing fees, was $19,376,369.  Allocation of the purchase price is as follows:

Property and equipment	4,326,597
Minority interest	4,654,006
Goodwill	10,395,766
$19,376,369

There are no contingent provisions or research and development assets purchased or written off in the purchase of the minority interest. All of the goodwill is expected to be amortizable for income tax purposes.

The following selected pro forma information from the statements of operations is prepared assuming the Company had acquired the minority interest at the beginning of the years presented:

	2006	2005
Total Revenues	$103,889,412	$80,020,970
Net Income	47,325,743	10,821,052
Basic and Diluted Earnings Per Unit	$1.60	$0.37

NOTE 13 -            SUBSEQUENT EVENTS

During February 2007, the Company declared and paid a distribution to its members of $5,924,000, or $.20 per capital unit, with a distribution date of February 7, 2007.

NOTE 14 -            QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2006
Total revenues	$22,684,333	$29,579,774	$27,531,613	$24,093,692
Gross profit (loss)	6,620,601	14,006,367	13,713,311	18,756,715
Income (loss) from operations	5,897,503	13,157,052	12,502,276	17,601,318
Net income (loss)	4,990,770	11,431,056	12,313,474	17,300,492
Basic and diluted earnings (loss) per unit	0.17	0.39	0.42	0.57

Year ended December 31, 2005
Total revenues	$21,523,608	$17,218,242	$18,871,816	$22,407,304
Gross profit (loss)	6,211,744	2,334,117	2,795,219	5,478,782
Income (loss) from operations	5,184,450	1,588,697	1,778,144	4,657,981
Net income (loss)	4,351,948	1,179,629	1,390,874	3,942,133
Basic and diluted earnings (loss) per unit	0.15	0.04	0.05	0.13

Year ended December 31, 2004
Total revenues	$18,915,005	$21,591,665	$21,068,181	$22,857,635
Gross profit (loss)	5,047,916	(969,415)	1,322,758	7,294,867
Income (loss) from operations	4,138,269	(1,528,232)	679,065	6,349,000
Net income (loss)	3,404,201	(1,605,629)	368,859	5,356,114
Basic and diluted earnings (loss) per unit	0.11	(0.05)	0.01	0.18

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for the fair presentation of the selected data for these interim periods presented have been included.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

We decided to change our independent registered public accountants, and accordingly dismissed Eide Bailly, LLP (“Eide Bailly”) on January 8, 2007.  Eide Bailly’s reports on the Company’s financial statements from our inception, including the past two years, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to change independent registered public accountants was recommended and approved our audit committee.

There were no disagreements with Eide Bailly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Eide Bailly’s satisfaction would have caused it to make reference to the subject matter of the disagreement in connection with its report.

We have provided Eide Bailly with the contents of this disclosure and Eide Bailey issued a letter indicating their agreement with this disclosure which was filed with the Commission on a Form 8-K on January 10, 2007.

On January 8, 2007, we engaged McGladrey & Pullen, LLP as our new independent registered public accountant to audit our financial statements.  This engagement was approved by our audit committee.

ITEM 9A.                CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Douglas Van Duyn, along with our Chief Financial Officer (the principal financial officer), Brian Woldt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION.

None.

PART III.

ITEM 10.                                            MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2007 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2006 fiscal year.  This proxy statement is referred to in this report as the 2007 Proxy Statement.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 13.                                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

PART IV.

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)   The following are filed as part of this report:

(1)           Financial Statements — Reference is made to the “Index to Financial Statements” of Lake Area Corn Processors, LLC located under Part II Item 8 of this report for a list of the financial statements and schedules for the fiscal year ended December 31, 2006, included herein.

(2)           All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)           The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

(b)         See Item 15(a)(3).

(c)   Not applicable.

The following exhibits are filed as part of this report.  Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
2.1	Plan of Reorganization.		Filed as Exhibit 2.1 on the registrant’s Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.

3.1	Articles of organization of the registrant.		Filed as Exhibit 3.1 on the registrant’s Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.

3.2	Amended and restated operating agreement of the registrant.		Filed as Exhibit 3.6 on the registrant’s Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.

10.1	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, LLC.	X	Filed herewith

10.2	Eighth Amendment to the Construction Loan Agreement dated June 30, 2006 between First National Bank of Omaha and Dakota Ethanol, LLC.		Filed as Exhibit 10.2 on the registrant’s Form 10-Q filed with the Commission on August 14, 2006 and incorporated by reference herein.

10.3	Assignment Agreement between Jeff Broin, Rob Broin, Todd Broin, Lowell Broin, Judy Broin and Lake Area Corn Processors, LLC dated June 30, 2006.		Filed as Exhibit 10.1 on the registrant’s Form 10-Q filed with the Commission on August 14, 2006 and incorporated by reference herein.

10.4	Sixth Amendment to the Construction Loan Agreement dated March 23, 2006 between First National Bank of Omaha and Dakota Ethanol, LLC.		Filed as Exhibit 10.1 on the registrant’s Form 10-Q filed with the Commission on May 15, 2006 and incorporated by reference herein.

10.5	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, LLC.		Filed as Exhibit 10.1 on the registrant’s Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.

10.6	Distillers Grain Marketing Agreement dated November 28, 2005 between Commodity Specialists Company and Dakota Ethanol, LLC.		Filed as Exhibit 10.2 on the registrant’s Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.

10.7	Ethanol Fuel Marketing Agreement dated November 30, 2005 between Renewable Products Marketing Group, LLC and Dakota Ethanol.		Filed as Exhibit 10.3 on the registrant’s Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.

10.8	Ethanol Marketing Contract Termination dated November 4, 2005 between Ethanol Products, LLC and Dakota Ethanol, LLC.		Filed as Exhibit 10.1 on registrant’s Form 10-Q filed with the Commission on November 14, 2005 and incorporated by reference herein.

10.9	Redemption Agreement dated November 4, 2005 between Ethanol Products, LLC and Dakota Ethanol, LLC.		Filed as Exhibit 10.2 on the registrant’s Form 10-Q filed with the Commission on November 14, 2005 and incorporated by reference herein.

10.10	DDGS Marketing Contract Termination dated November 4, 2005 between Broin Enterprises, Inc. and Dakota Ethanol, LLC.		Filed as Exhibit 10.3 on the registrant’s Form 10-Q filed with the Commission on November 14, 2005 and incorporated by reference herein.

10.11	Fourth Amendment to Construction Loan Agreement dated April 22, 2005 between First National Bank of Omaha and Dakota Ethanol, LLC.		Filed as Exhibit 10. 1 on the registrant’s Form 10-Q filed with the Commission on May 16, 2005 and incorporated by reference herein.

10.12	Revolving Promissory Note dated April 21, 2005 between First National Bank of Omaha and Dakota Ethanol, LLC.		Filed as Exhibit 10.2 on the registrant’s Form 10-Q filed with the Commission on May 16, 2005 and incorporated by reference herein.

10.13	Employment Agreement between Scott Mundt and Dakota Ethanol, LLC dated October 17, 2005.		Filed as Exhibit 10.9 on the registrant’s Form 10-K filed with the Commission on March 30, 2006 and incorporated by reference herein.

16.1	Letter from Eide Bailly, LLP dated as of January 9, 2007 regarding change of independent principal accountant.		Filed as Exhibit 16.1 on the registrant’s Form 8-K filed with the Commission on January 10, 2007 and incorporated by reference herein.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC
Date: March 30, 2007	/s/ Douglas Van Duyn
Douglas Van Duyn
President and Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2007	/s/ Brian Woldt
Brian Woldt
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2007	/s/ Douglas Van Duyn
Douglas Van Duyn, CEO and Manager

Date: March 30, 2007	/s/ Brian Woldt
Brian Woldt, CFO and Manager

Date: March 30, 2007	/s/ Randy Hansen
Randy Hansen, Manager

Date: March 30, 2007	/s/ Dale Schut
Dale Schut, Manager

Date: March 30, 2007	/s/ Ronald Alverson
Ronald Alverson, Manager

Date: March 30, 2007	/s/ Dale Thompson
Dale Thompson, Manager

Date: March 30, 2007	/s/ Todd Brown
Todd Brown, Manager