Form 10-Q
period 2007-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2007-05-15
CIK 1156174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act.

For the transition period from to .

LAKE AREA CORN PROCESSORS, LLC

(Exact name of small business issuer as specified in its charter)

South Dakota	0-50254	46-0460790
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

☒ Yes ☐ No

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of May 1, 2007, there were 29,620,000 units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2007	2006*
ASSETS

CURRENT ASSETS
Cash	$3,177,431	$6,673,775
Receivables
Ethanol	2,932,364	3,519,875
Distiller’s grains	424,164	376,710
Incentives	83,333	166,667
Other	32,274	42,738
Inventory
Raw materials	2,030,656	1,965,408
Finished goods	1,106,081	1,220,400
Parts inventory	931,897	971,756
Work in progress	561,185	602,501
Derivative financial instruments	7,348,382	8,957,869
Prepaid expenses	285,415	303,961
Total current assets	18,913,182	24,801,660

PROPERTY AND EQUIPMENT
Land	126,097	126,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	36,569,315	36,571,921
Construction in progress	322,051	—
	47,771,674	47,452,229
Less accumulated depreciation	(12,391,239)	(11,756,475)
Net property and equipment	35,380,435	35,695,754

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Guarantee premium	256,454	274,615
Other	49,191	55,233
Total other assets	10,701,411	10,725,614

	$64,995,028	$71,223,028

*Derived from audited financial statements

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2007	2006*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,301,480	$5,231,875
Accrued liabilities	343,754	655,866
Current portion of guarantee payable	62,536	62,536
Current portion of notes payable	1,668,170	1,630,674
Total current liabilities	5,375,940	7,580,951

LONG-TERM LIABILITIES
Guarantee payable	331,642	323,276
Notes payable	6,168,597	6,598,419
Total long-term liabilities	6,500,239	6,921,695

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value,
29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	38,212,449	41,813,982
Total members’ equity	53,118,849	56,720,382

	$64,995,028	$71,223,028

*Derived from audited financial statements

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006

REVENUES
Sales	$27,602,482	$22,501,666
Incentive income	166,667	182,667
Total revenues	27,769,149	22,684,333

COST OF REVENUES	24,397,412	16,063,732

GROSS PROFIT	3,371,737	6,620,601

EXPENSES
General and administrative	917,088	723,098

INCOME FROM OPERATIONS	2,454,649	5,897,503

OTHER INCOME (EXPENSE)
Interest and other income	54,229	9,104
Interest expense	(186,412)	(231,735)
Total other income (expense)	(132,183)	(222,631)

NET INCOME BEFORE MINORITY
INTEREST	2,322,466	5,674,872

MINORITY INTEREST IN SUBSIDIARY	—	(684,102)

NET INCOME	$2,322,466	$4,990,770

BASIC AND DILUTED EARNINGS PER
UNIT	$0.08	$0.17

WEIGHTED AVERAGE UNITS
OUTSTANDING FOR THE
CALCULATION OF BASIC AND
DILUTED EARNINGS PER UNIT	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.20	$0.10

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
OPERATING ACTIVITIES
Net income	$2,322,466	$4,990,770
Changes to income not affecting cash
Depreciation	646,300	578,607
Amortization	24,203	31,426
Minority interest in subsidiary	—	684,102
Other	—	729
(Increase) decrease in
Receivables	633,854	1,913,712
Inventory	130,247	(677,450)
Prepaid expenses	18,546	83,522
Derivative financial instruments	1,609,487	(695,612)
Decrease in
Accounts payable	(1,930,395)	(2,237,138)
Accrued liabilities	(303,746)	(100,058)
NET CASH FROM OPERATING ACTIVITIES	3,150,962	4,572,610

INVESTING ACTIVITIES
Change in other assets	—	(729)
Purchase of property and equipment	(330,981)	(168,818)
NET CASH USED FOR INVESTING
ACTIVITIES	(330,981)	(169,547)

FINANCING ACTIVITIES
Principal payments on notes payable	(392,325)	(680,258)
Distributions paid to minority members	—	(416,419)
Distributions paid to LACP members	(5,924,000)	(2,962,000)
NET CASH USED FOR FINANCING
ACTIVITIES	(6,316,325)	(4,058,677)

NET INCREASE (DECREASE) IN CASH	(3,496,344)	344,386

CASH AT BEGINNING OF PERIOD	6,673,775	704,282

CASH AT END OF PERIOD	$3,177,431	$1,048,668

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Cash paid for interest	$200,949	$239,848

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.  The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2006.

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

Shipping costs incurred in the sale of distiller’s grains are classified in net revenues.  Shipping costs on distiller’s grains were approximately $275,000 and $682,000 for the three months ended March 31, 2007 and 2006, respectively.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

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

Dakota Ethanol has recorded an increase to cost of revenues of $2,996,508 and $781,710 related to derivative contracts for the three months ended March 31, 2007 and 2006, respectively.  Dakota Ethanol has recorded an increase to revenues of $43,034 related to derivative contracts for the three months ended March 31, 2006.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The Company has not yet determined the impact, if any, that the adoption of this Statement will have on its financial position, results of operations and cash flows.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets  and liabilities at fair value.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The Company has not yet determined the impact, if any, that the adoption of this Statement will have on its financial position, results of operations and cash flows.

NOTE 3 -         SHORT-TERM NOTE PAYABLE

On April 21, 2006, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on April 20, 2007 and the amount available is subject to certain financial ratios.  Interest on the outstanding principal balances accrues at 50 basis points above the bank’s base rate (8.25 percent at March 31, 2007).  This rate is subject to adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On March 31, 2007, Dakota Ethanol had $0 outstanding and $3,000,000 available to be drawn on the revolving promissory note.

NOTE 4 -         LONG-TERM NOTES PAYABLE

The balance of the notes payable is as follows:

	March 31,
	2007	December 31,
	(unaudited)	2006 *

Note payable to First National Bank of Omaha
Term Note 2	$7,836,767	$8,229,093
Term Note 5	—	—
	7,836,767	8,229,093

Less current portion	(1,668,170)	(1,630,674)

	$6,168,597	$6,598,419

* Derived from audited financial statements

The interest rate on outstanding principal balances of term notes 4 and 5 was 8.25 percent at March 31, 2007.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Minimum principal payments for the next five years are estimated as follows:

2008	$1,668,170
2009	1,824,028
2010	1,997,904
2011	2,186,546
2012	160,119

Dakota Ethanol had the ability to draw upon the entire $5,000,000 available balance on Term Note 5 at March 31, 2007 and December 31, 2006, respectively.

NOTE 5 -         COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold.  Incentive revenue of $166,667 and $182,667 was recorded for the three months ended March 31, 2007 and 2006, respectively.  Dakota Ethanol earned its final allocation in March 2007 for the program year ended June 30, 2007.  Dakota Ethanol will not receive the annual maximum for the 2007 program year due to budget constraints on the State of South Dakota program.

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

NOTE 6 -         SUBSEQUENT EVENTS

During April 2007, the Company declared and paid a distribution to its members of $2,962,000, or $.10 per capital unit, with a distribution date of April 25, 2007.

During April 2007, Dakota Ethanol extended the term of the operating line of credit from First National Bank of Omaha in the amount of $3,000,000.  The extension expires on May 20, 2007, and is subject to the same terms as the original note.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended March 31, 2007, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K.

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

Our revenues are derived from the sale and distribution of Dakota Ethanol’s ethanol and distillers grains throughout the continental United States.  The ethanol plant currently operates in excess of its nameplate capacity, producing approximately 48 million gallons of ethanol per year.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. After processing the corn, the ethanol is sold to our ethanol marketer, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  Our ethanol is marketed by RMPG pursuant to our ethanol marketing agreement.  We have elected to use a pooled marketing arrangement, which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG.  We pay RPMG a pooling fee for ethanol delivered to the pool, and RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  We are currently eligible to become a member of RPMG by making a capital contribution.  We have not yet entered into a definitive agreement with RPMG with respect to becoming an RPMG member.

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

Our two largest costs of production are corn and natural gas.  Currently, corn prices per bushel are significantly higher that in the recent past, despite record setting corn yields in recent years.  The cost of corn is affected primarily by supply and demand factors over which we have little or no control, such as crop production, carryout, exports, government policies and programs, risk management and weather.  We expect corn prices to remain high due to increased corn demand from existing, new and expanding ethanol plants.  Natural gas prices fluctuate with the energy complex in general.  Recently we have experienced lower natural gas prices than in previous years.  However, over the last few  years, natural gas prices have trended higher.  We currently anticipate natural gas prices to continue to trend higher in the future.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the three months ended March 31, 2007 and 2006:

	March 31, 2007		March 31, 2006
Income Statement Data	Amount	%	Amount	%
Revenues	$27,769,149	100.0	$22,684,333	100.0

Cost of Revenues	$24,397,412	87.9	$16,063,732	70.8

Gross Profit	$3,371,737	12.1	$6,620,601	29.2

General and Administrative Expense	$917,088	3.3	$723,098	3.2

Income from Operations	$2,454,649	8.8	$5,897,503	26.0

Other Income (Expense)	$(132,183)	0.5	$(222,631)	1.0

Net Income Before Minority Interest	$2,322,466	8.4	$5,674,872	25.0

Minority Interest in Subsidiary Income	$—	—	$(684,102)	3.0

Net Income	$2,322,466	8.4	$4,990,770	22.0

Revenues.  Our Revenues for the quarter ended March 31, 2007 include approximately $24,336,000 in sales of ethanol and approximately $3,266,000 in sales of distillers grains, in addition to $166,667 of incentive revenue.

The increase in revenues from the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is due primarily to an increase in the selling price of ethanol.  For the three months ended March 31, 2007, the average price of the ethanol we sold increased approximately 21% from the average ethanol price for the three months ended March 31, 2006.  The volume of ethanol sold in the three months ended March 31, 2007 increased by approximately 2% over the three months ended March 31, 2006.  As discussed below, increased demand, firm crude oil and gas markets, public acceptance, and positive political signals have all contributed to a strengthening of ethanol prices, with the increasing prices of unleaded gasoline being the primary driving force behind increased ethanol prices.  In addition, decreased use of methyl tertiary butyl ether (“MTBE”), the primary competitor of ethanol as a fuel oxygenate, has led to higher demand for ethanol as refineries switch from blends of MTBE to ethanol.

Management currently expects ethanol prices to remain higher than historical averages in the short-term.   Based on existing market conditions, we expect favorable pricing to continue at least through the end of our second fiscal quarter because the price of unleaded gasoline is expected to remain at or above its current price levels as we enter the peak summer driving season.  In order to sustain these higher price levels, however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the marketplace by additional ethanol production.  According to the Renewable Fuels Association, as of April 25, 2007, there were 116 ethanol plants in operation nationwide that have the capacity to annually produce approximately 5.9 billion gallons of ethanol.  In addition, planned expansions of existing plants and current construction of new plants is expected to add approximately 6.6 billion gallons of yearly nationwide production capacity.  This is likely to lead to a significant increase in the supply of ethanol.

In April 2007, a final rule was adopted fully implementing the provisions of the Renewable Fuels Standard as contained in the Energy Policy Act of 2005.  The Renewable Fuels Standard requires the fuel blending industry to blend 4.7 billion gallons of renewable fuels in 2007.  This amount increases incrementally to 7.5 billion gallons by the year 2012.  The Renewable Fuels Standard is not likely to have a significant impact on the supply and demand relationship in the ethanol industry due to the fact that production capacity in the ethanol industry is currently 1.2 billion gallons more than the 2007 requirement.  This trend is likely to continue in the future such that it is not likely the Renewable Fuels Standard will significantly increase demand for ethanol.  If this is the case, the ethanol industry will have to generate its own demand for its product based on competitive advantages ethanol may have over other renewable fuels and conventional petroleum based fuel sources.  If the ethanol industry cannot grow sufficient demand to offset current and future increases in ethanol supply, the price of ethanol will decline which would affect our revenues.

In the short term, however, we expect ethanol prices will be positively impacted by increased consumer acceptance and exposure of ethanol.  Renewable fuels use has become an important issue in both federal and state government which has lead to an outpouring of support for the ethanol industry.  Many states are pursuing increased use of renewable fuels.  The price of ethanol is also favorably impacted by current higher petroleum prices.  If the price of gasoline continues to trend higher, consumers may look for lower priced alternative fuels.  This presents the ethanol industry the opportunity to increase its market share through a competitive price advantage over the price of petroleum.  This is the type of voluntary ethanol blending and increased market share that will be required to support current ethanol prices.

We expect ethanol prices may also be positively impacted by increased ethanol demand as blenders and refineries increase their use of ethanol in response to environmental liability concerns about MTBE.  Although the Energy Policy Act of 2005 effectively eliminated reformulated gasoline (“RFG”) requirements with the enactment of the national renewable fuel standard, federal air quality laws in some areas of the country still require the use of RFG.  Historically, RFG has been formulated with either MTBE or ethanol.  Ethanol has emerged as the replacement of choice for MTBE which as lead to some increased demand for ethanol.

Cost of Revenues.  Our cost of revenues as a percentage of revenues was 87.9% and 70.8% for the three months ended March 31, 2007 and 2006, respectively.  Our cost of revenues increased by approximately $8,334,000 in the three months ended March 31, 2007 even though our sales only increased by approximately $5,101,000.  This significant increase in the cost of revenues is a result of significantly higher corn prices and additional costs related to derivative instruments.  Our total corn costs increased by approximately 125% for the three months ended March 31, 2007 as compared to the same period of 2006.  With the increased demand for corn from increased ethanol production, we expect to endure high corn prices throughout the fiscal year 2007.  These high corn prices might be mitigated somewhat due to increased corn planting in the 2007 growing season.  Farmers are expected to respond to these high corn prices by planting more than 90.5 million acres of corn, an approximately 15% increase over the corn production acres for the 2006 growing season.  This is expected to increase the number of bushels of corn produced to approximately 13 billion bushels from the 2007 growing season.  If this is the case, it could offset some of the additional corn demand from the ethanol industry.  This increase in expected corn planting has been hampered due to the recent sustained rainfall in the Midwest which has made planting difficult.  Management expects to continue to endure high corn prices into the near future.

As further described in Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” we recorded cost of revenues related to derivative contracts of approximately $2,997,000 for the three months ended March 31, 2007 as compared to approximately $782,000 for the three months ended March 31, 2006.

For the three months ended March 31, 2007, our natural gas costs decreased by approximately 16%.  This decrease is due to a combination of an approximately 10% decrease in the price of natural gas and our increased sales of distillers grains in the form of modified/wet distillers grains.  We are marketing more of our distillers grains to our local market in the form of modified/wet distillers grains.  This has lead to decreased consumption of nautral gas which is used to dry our distillers grains.  Our natural gas consumption decreased by approximately 6% for the three months ended March 31, 2007 as compared to the same period of 2006.  We increased our sales of modified/wet distillers grains by approximately 645% for the first fiscal quarter of 2007 compared to the same period of 2006.  This lead to a decrease in our sales of dried distillers grains of approximately 38% for the first fiscal quarter of 2007 as compared to the same quarter of 2006.  All of these factors lead to decreased natural gas costs for the first fiscal quarter of 2007 as compared to the same period of 2006.

We engage in risk management activities with respect to corn, natural gas, and ethanol sales.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We partially offset these losses with the cash price we paid for corn.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.  Our derivative instruments are discussed further in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below.

General and Administrative Expense.  Our general and administrative expenses as a percentage of revenues remained relatively unchanged at 3.3% and 3.2% for the three months ended March 31, 2007 and 2006, respectively.

Income from Operations.  Our income from operations before minority interest for the three months ended March 31, 2007 totaled approximately $2,322,000 compared to approximately $5,675,000 for the three months ended March 31, 2006.  This was approximately a 154% decrease.  This decrease in income from operations is a result of significantly increased corn prices and their effect on our cost of goods sold.

Other Income (Expense).  Our total other expense for the three months ended March 31, 2007 was substantially the same as the other expense for the three months ended March 31, 2006.

Minority Interest in Subsidiary Income.  In June 2006, we entered into an agreement with members of the Broin family to purchase their minority interest in Dakota Ethanol.  As a result, there was no minority interest in subsidiary for the first fiscal quarter of 2007.  The minority interest in subsidiary income for the quarter ended March 31, 2006 was approximately 684,000.

Changes in Financial Condition for the Three Months Ended March 31, 2007

Total consolidated assets totaled $64,995,028 at March 31, 2007 compared to $71,223,028 at December 31, 2006.  This decrease in total assets is due primarily to decreased current assets.  Current assets totaled $18,913,182 at March 31, 2007, a decrease of approximately $5,888,000 compared to $24,801,660 at December 31, 2006.   This decrease is primarily a result of decreased cash on hand due to a distribution of $0.20 per membership unit paid in February 2007 and decreased receivables due to more prompt payment by our ethanol marketer.

Consolidated current liabilities totaled $5,375,940 at March 31, 2007 as compared to $7,580,951 at December 31, 2006.  This decrease in current liabilities is primarily a result of decreased accounts payable.

Long term liabilities totaled $6,500,239 at March 31, 2007, down slightly from $6,921,695 at December 31, 2006, due to our regularly scheduled loan payments and the associated decrease in our notes payable.

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

On April 26, 2006, our board of managers issued an announcement to investors that the board was engaging in preliminary discussions concerning a potential change in corporate structure, merger, public offering or business combination of Lake Area Corn Processors with one or more companies.  As of the date of this report, no agreement, arrangement or understanding concerning a potential transaction had been reached.  We expect that our board may continue to have preliminary discussions on this matter.

Liquidity and Capital Resources

The following table shows cash flows for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Net cash from operating activities	$3,150,962	$4,572,610
Net cash used in investing activities	$(330,981)	$(169,547)
Net cash used for financing activities	$(6,316,325)	$(4,058,677)

Cash Flow From Operations.  The increase in net cash flow provided from operating activities between 2007 and 2006 was primarily due to increased net income and the elimination of the Broin family minority interest in Dakota Ethanol.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities.  Net cash used in investing activities increased in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, primarily due to an increase in the amount of cash used for purchasing property and equipment.  In the first fiscal quarter of 2007, Dakota Ethanol spent approximately $320,000 on construction of an 860,000 bushel grain storage bin.  The total project cost is estimated at $2,000,000 which we anticipate will be paid out of our operating revenues.  We anticipate completing construction of the additional grain storage by the third fiscal quarter of 2007.

Cash Flow From Financing Activities.  Cash used for financing activities increased for the three months ended March 31, 2007 primarily due to increased cash paid to members through a distribution in the amount of $0.20 per membership unit.

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

Short-Term Debt Sources

Dakota Ethanol has a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  Interest on any outstanding principal balance accrues at 0.50% above the bank’s base rate. There is a commitment fee of 0.375% on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On March 31, 2007, Dakota Ethanol did not have an outstanding balance on the note, and the entire amount of $3,000,000 was available to be drawn on the revolving promissory note.  In April 2007, Dakota Ethanol extended the term of this line of credit until May 20, 2007 on the terms of the original note.

Long-Term Debt Sources

Dakota Ethanol originally had a $26,600,000 note payable to First National Bank of Omaha for the construction and permanent financing of the plant, referred to as Term Note 1.  On July 29, 2002, Dakota Ethanol amended the construction loan agreement to create two term notes from its original Term Note 1, creating Term Notes 2 and 3.  Term Note 3 was converted into Term Note 5 on November 1, 2002.  Pursuant to these agreements, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements.  The notes are secured by the ethanol plant. The notes are subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.  The other terms and conditions of Term Note 1 remain in effect.  Except as set forth below, the original terms and conditions of Term Note 1 apply to Term Note 5.

The balance of Term Note 2 requires quarterly installments of $581,690 which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on the outstanding principal balances accrues at a fixed rate of 9% annually.  The principal balance on the note as of March 31, 2007 was $7,836,767.

The balance of Term Note 5 was due and payable in quarterly installments of interest only commencing January 1, 2003, through September 1, 2011.  Interest on the outstanding principal balances accrued at 50 basis points above the lender’s rate.  The rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  Dakota Ethanol may elect to borrow up to $5,000,000 on Term Note 5 subject to the terms of the agreement.  Should Dakota Ethanol elect to borrow on Term Note 5, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000.  In addition, the bank draws our checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed. On March 31, 2007 and 2006, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

Finally, Dakota Ethanol has a long-term debt obligation on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The carrying amount of the guarantee liability on Dakota Ethanol’s balance sheet is $394,178, which represents the estimated shortfall between the taxable bond amount and the amount of taxes estimated to be collected on Dakota Ethanol’s property.  The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which Dakota Ethanol was the recipient of the proceeds.  In 2003, Lake County became aware that the taxes collected from the property on which the plant was located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and change in interest rates during December of 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, Dakota Ethanol entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on Dakota Ethanol’s property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, Dakota Ethanol’s obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which Dakota Ethanol’s plant is located.   The interest rate on the bonds is 7.75% annually.  The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While Dakota Ethanol’s obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was $394,178 as of March 31, 2007.

Contractual Obligations and Commercial Commitments

In the first fiscal quarter of 2007, Dakota Ethanol commenced construction of an 860,000 bushel grain storage bin.  The total cost of this project is expected to be approximately $2,000,000.  We anticipate completing the construction of the additional grain storage by the third fiscal quarter of 2007.

Distribution to Unit Holders

On February 7, 2007, our board of managers announced a cash distribution of $0.20 per membership unit for a total distribution of $5,924,000 to our unit holders of record as of January 1, 2007.

On April 25, 2007, subsequent to the period covered by this report, our board of managers announced a cash distribution of $0.10 per membership unit for a total distribution of $2,962,000 to our unit holders of record as of April 1, 2007.

Critical Accounting Estimates

There were no material changes in the Company’s accounting estimates during the three months ended March 31, 2007.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.  We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We are not exposed to risks associated with changes in interest rates as all of our outstanding loans accrue interest based on fixed rates.  We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Risk

We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process and from fluctuations in the price of ethanol that we sell.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to cost of revenues of approximately $2,997,000 related to derivative instruments for the three months ended March 31, 2007.  We recorded an increase to cost of revenues of approximately $782,000 related to derivative instruments for the three months ended March 31, 2006.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.  We also experienced an increase to revenues of approximately $43,000 for the three months ended March 31, 2006.

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

We estimate that our expected corn usage is approximately 17 million bushels per year for the production of 48 million gallons of ethanol.  We have price protection for approximately 31% of our expected corn usage for fiscal year ended December 31, 2007 using CBOT futures and options and Over the Counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2008.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

We do not currently have any natural gas purchase contracts.  We have entered into put-call options that establish a range of prices we can pay for natural gas.  The put establishes the floor, or the lowest price we will pay for natural gas and the call establishes the ceiling, or highest amount we will pay for natural gas.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of March 31, 2007 and December 31, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
March 31, 2007	$7,348,382	$73,484
December 31, 2006	$8,957,869	$89,579

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer (the principal executive officer), Douglas Van Duyn, along with our Chief Financial Officer (the principal financial officer), Brian Woldt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments have occurred in the three months ended March 31, 2007.

ITEM 1A.  RISK FACTORS.

None.

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

31.1                                 Certificate pursuant to 17 CFR 240.13a-14(a).

31.2                                 Certificate pursuant to 17 CFR 240.13a-14(a).

32.1                                 Certificate pursuant to 18 U.S.C. § 1350.

32.2                                 Certificate pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	May 14, 2007	/s/ Douglas Van Duyn
Douglas Van Duyn
Principal Executive Officer

Date:	May 14, 2007	/s/ Brian Woldt
Brian Woldt
Principal Financial Officer