Form 10-Q
period 2007-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2007-08-14
CIK 1156174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007.

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

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of August 13, 2007, there were 29,620,000 units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2007	December 31, 2006*
ASSETS

CURRENT ASSETS
Cash	$5,561,016	$6,673,775
Receivables
Ethanol - related party	2,674,549	3,519,875
Distillers grains	442,587	376,710
Incentives	83,333	166,667
Other	14,812	42,738
Inventory
Raw materials	2,086,905	1,965,408
Finished goods	1,064,896	1,220,400
Parts inventory	990,228	971,756
Work in process	533,593	602,501
Derivative financial instruments	5,869,523	8,957,869
Prepaid expenses	157,092	303,961
Total current assets	19,478,534	24,801,660

PROPERTY AND EQUIPMENT
Land	126,097	126,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	36,785,803	36,571,921
Construction in progess	399,291	—
	48,065,402	47,452,229
Less accumulated depreciation	(13,040,991)	(11,756,475)
Net property and equipment	35,024,411	35,695,754

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Guarantee premium	238,294	274,615
Other	674,457	55,233
Total other assets	11,308,517	10,725,614

	$65,811,462	$71,223,028

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2007	December 31, 2006*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,072,524	$5,231,875
Accrued liabilities	854,116	655,866
Short-term notes payable	20,000	—
Current portion of guarantee payable	62,536	62,536
Current portion of notes payable	1,704,152	1,630,674
Total current liabilities	5,713,328	7,580,951

LONG-TERM LIABILITIES
Guarantee payable	340,008	323,276
Notes payable	5,727,350	6,598,419
Total long-term liabilities	6,067,358	6,921,695

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	39,124,376	41,813,982
Total members' equity	54,030,776	56,720,382

	$65,811,462	$71,223,028

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

REVENUES
Sales	$3,330,117	$29,486,531	$30,932,600	$51,988,198
Sales - related party	24,234,308	—	24,234,308	—
Incentive income	83,333	93,243	250,000	275,910
Total revenues	27,647,758	29,579,774	55,416,908	52,264,108

COST OF REVENUES	19,775,150	15,573,407	44,172,561	31,637,140

GROSS PROFIT	7,872,608	14,006,367	11,244,347	20,626,968

EXPENSES
General and administrative	929,161	849,315	1,846,249	1,572,413

INCOME FROM OPERATIONS	6,943,447	13,157,052	9,398,098	19,054,555

OTHER INCOME (EXPENSE)
Interest and other income	72,837	48,663	127,066	57,767
Interest expense	(180,358)	(222,985)	(366,769)	(454,720)
Total other income (expense)	(107,521)	(174,322)	(239,703)	(396,953)

NET INCOME BEFORE MINORITY INTEREST	6,835,926	12,982,730	9,158,395	18,657,602

MINORITY INTEREST IN SUBSIDIARY	—	(1,551,674)	—	(2,235,776)

NET INCOME	$6,835,926	$11,431,056	$9,158,395	$16,421,826

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.23	$0.39	$0.31	$0.55

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$0.20	$0.10	$0.40	$0.20

DISTRIBUTIONS PER CAPITAL UNIT PAID	$0.20	$0.10	$0.40	$0.20

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006

OPERATING ACTIVITIES
Net income	$9,158,395	$16,421,826
Changes to income not affecting cash
Depreciation	1,296,052	1,161,032
Amortization	47,466	62,497
Minority interest in subsidiary	—	2,235,776
Other	(25,369)	(14,693)
(Increase) decrease in
Receivables	890,708	(389,993)
Inventory	84,442	(623,105)
Prepaid expenses	146,869	200,186
Derivative financial instruments	3,088,346	(1,739,210)
Increase (decrease) in
Accounts payable	(2,566,962)	(2,384,023)
Accrued liabilities	214,982	25,381
NET CASH FROM OPERATING ACTIVITIES	12,334,929	14,955,674

INVESTING ACTIVITIES
Change in other assets	(197,389)	—
Acquisition of minority interest in subsidiary	—	(19,219,243)
Purchase of property and equipment	(624,709)	(300,019)
NET CASH USED FOR INVESTING ACTIVITIES	(822,098)	(19,519,262)

FINANCING ACTIVITIES
Advances on revolving promissory note	—	479,000
Notes payable issued	—	19,100,000
Principal payments on notes payable	(777,590)	(1,116,887)
Financing costs paid	—	(143,250)
Distributions paid to minority member	—	(816,419)
Distributions paid to LACP members	(11,848,000)	(5,924,000)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(12,625,590)	11,578,444

NET INCREASE (DECREASE) IN CASH	(1,112,759)	7,014,856

CASH AT BEGINNING OF PERIOD	6,673,775	704,282
CASH AT END OF PERIOD	$5,561,016	$7,719,138

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$388,887	$469,807

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Account payable incurred in acquisition of minority interest in subisidiary	$—	$132,533

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007 AND 2006

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the six and three months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for a full year.

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

Shipping costs incurred in the sale of distiller’s grains are classified in net revenues.  Shipping costs on distiller’s grains were approximately $705,000 and $429,000 for the six and three months ended June 30, 2007, respectively.  Shipping costs on distiller’s grains were approximately $1,387,000 and $705,000 for the six and three months ended June 30, 2006, respectively.

General and Administrative Expenses

The primary components of general and administrative expenses are wages and benefits, professional fee expenses (legal and audit), and insurance expenses.

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007 AND 2006

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

Dakota Ethanol has recorded an increase to cost of revenues of $1,678,878 and a decrease to the cost of revenues of $1,317,630 related to derivative contracts for the six and three months ended June 30, 2007, respectively.  Dakota Ethanol has recorded an increase to cost of revenues of $899,281 and $117,571 related to derivative contracts for the six and three months ended June 30, 2006, respectively.  Dakota Ethanol has recorded a decrease to revenues of $384,834 and $327,824 related to derivative contracts for the six and three months ended June 30, 2006, respectively.

Guarantee Premium

The guarantee premium is amortized over the term of the related guarantee using the interest method of amortization.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007 AND 2006

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

NOTE 3 -         SHORT-TERM NOTES PAYABLE

On May 20, 2007, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on May 19, 2008 and the amount available is subject to certain financial ratios.  Interest on the outstanding principal balances accrues at 50 basis points above the bank’s base rate (8.25 percent at June 30, 2007).  This rate is subject to adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007 AND 2006

availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On June 30, 2007, Dakota Ethanol had $20,000 outstanding and $2,980,000 available to be drawn on the revolving promissory note.

NOTE 4 -         LONG-TERM NOTES PAYABLE

The balance of the notes payable are as follows:

	June 30,	December 31,
	2007	2006 *
	(unaudited)

Note payable to First National Bank of Omaha
Term Note 2	$7,431,502	$8,229,093
Term Note 5	—	—
	7,431,502	8,229,093

Less current portion	(1,704,152)	(1,630,674)

	$5,727,350	$6,598,419

* Derived from audited financial statements

Minimum principal payments for the next five years are estimated as follows:

Twelve Months Ended June 30,	Amount

2008	$1,704,152
2009	1,866,601
2010	2,042,845
2011	1,817,904

Dakota Ethanol had the ability to draw upon the entire $5,000,000 available balance on Term Note 5 at June 30, 2007 and December 31, 2006, respectively.

NOTE 5 -         RELATED PARTY TRANSACTIONS

On April, 1 2007, Dakota Ethanol purchased a 9% interest in Renewable Products Marketing Group, LLC (RPMG), in which Dakota Ethanol has entered into an ethanol marketing agreement for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by Dakota Ethanol.  Dakota Ethanol paid approximately $31,000 in marketing fees for the three months ended June 30, 2007, which is included in revenues.

Dakota Ethanol sells 100% of its ethanol product under this marketing agreement.  During the three months ended June 30, 2007, net sales to RPMG were approximately $24,234,000.  At June 30, 2007 amounts due from RPMG included in receivables were $2,741,000.

Purchases of corn from corn delivery agreements and cash contracts from the Company’s members totaled approximately $5,628,000 and $3,016,000 for the six and three months ended June 30, 2007, respectively, and approximately $3,645,000 and $1,767,000 for the six and three months ended June 30, 2006, respectively.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007 AND 2006

NOTE 6 -         COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold.  Incentive revenue of $250,000 and $83,333 was recorded for the six and three months ended June 30, 2007, respectively.  Incentive revenue of $275,910 and $93,243 was recorded for the six and three months ended June 30, 2006, respectively.  Dakota Ethanol earned its final allocation in March 2007 for the program year ended June 30, 2007.  Dakota Ethanol did not receive the annual maximum for the 2007 program year due to budget constraints on the State of South Dakota program and will not likely receive the annual maximum under the 2008 program year.

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

On June 1, 2007, the Company executed a non-binding letter of intent concerning a potential merger between the Company, Dakota Ethanol, and Countryside Renewable Energy, LLC.  The proposed merger, which is subject to certain conditions, contemplates that the Company will exchange 100% of its ownership in Dakota Ethanol for a combination of cash and membership/ownership interests (units) of Countryside Renewable Energy, LLC, which would then be distributed to the Company’s members in the future.  The letter of intent expires on October 1, 2007.

NOTE 7 -         SUBSEQUENT EVENTS

During August 2007, the Company declared and paid a distribution to its members of $2,962,000, or $.10 per capital unit, with a distribution date of August 1, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month and six-month periods ended June 30, 2007, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K.

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

Overview

Lake Area Corn Processors, LLC (the “Company”) is a South Dakota limited liability company that currently owns and manages its wholly-owned subsidiary Dakota Ethanol, LLC.  Dakota Ethanol, LLC owns and operates an ethanol plant located near Wentworth, South Dakota that has a nameplate production capacity of 40 million gallons of ethanol per year.  Lake Area Corn Processors, LLC is referred to in this report as “LACP,” the “company,” “we,” or “us.”  Dakota Ethanol, LLC is referred to in this report as “Dakota Ethanol” “we” “us” or the “ethanol plant.”

Our revenues are derived from the sale and distribution of Dakota Ethanol’s ethanol and distillers grains throughout the continental United States.  The ethanol plant currently operates in excess of its nameplate capacity, producing approximately 48 million gallons of ethanol per year.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. After processing the corn, the ethanol is transferred to our ethanol marketer, Renewable Products Marketing Group, LLC (RPMG) of Belle Plain, Minnesota which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  On May 30, 2007, we made a $605,000 capital contribution to RPMG and executed certain other agreements necessary to become a member of RPMG.  Specifically, we became parties to RPMG’s operating agreement, we executed a contribution agreement that governs the funding of our capital contribution to RPMG, and we entered into a new member ethanol fuel marketing agreement for members of RPMG.  Becoming a member of RPMG allows us to share any profits made by RPMG and reduces the fees we pay RPMG to market our ethanol.  Pursuant to our member ethanol fuel marketing agreement, we use a pooled marketing arrangement, which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG.  RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  We have elected to pay our capital contribution to RPMG over time with a portion of our ethanol sales revenue.

Except for the distillers grains we sell directly to local farmers, our distillers grains are sold through a marketer that markets and sells our product to livestock feeders.  Our distillers grains are marketed by Commodity Specialist Company (CSC).  We receive a percentage of the selling price actually received by CSC in marketing the distillers grains to its customers.

We are subject to industry-wide factors that affect our operating income and cost of production.  Our operating results are largely driven by the prices at which we sell our ethanol and distillers grains and the costs related to their production.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  Surplus ethanol supplies also tend to put downward price pressure on ethanol.  In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, and the price of substitute livestock feed, such as corn, soybean meal and other animal feed proteins.  Surplus grain supplies also tend to put downward price pressure on distillers grains.  In addition, our revenues are impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; and changes in federal ethanol tax incentives.

Our two largest costs of production are corn and natural gas.  Currently, corn prices per bushel are significantly higher that in the recent past, despite record setting corn yields in recent years.  The cost of corn is affected primarily by supply and demand factors over which we have little or no control, such as crop production, carryout, exports, government policies and programs, risk management and weather.  We expect corn prices to remain high due to increased corn demand from existing, new and expanding ethanol plants.  Natural gas prices fluctuate with the energy complex in general.  Recently we have experienced lower natural gas prices than in previous years.  However, over the last few months, natural gas prices have trended higher.  We currently anticipate natural gas prices to continue to trend higher in the future.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations for the Three Months Ended June 30, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the three months ended June 30, 2007 and 2006:

	June 30, 2007		June 30, 2006
Income Statement Data	Amount	%	Amount	%
Revenues	$27,647,758	100.0	$29,579,774	100.0

Cost of Revenues	$19,775,150	71.5	$15,573,407	52.6

Gross Profit	$7,872,608	28.5	$14,006,367	47.4

General and Administrative Expense	$929,161	3.4	$849,315	2.9

Income from Operations	$6,943,447	25.1	$13,157,052	44.5

Other Income (Expense)	$(107,521)	0.4	$(174,322)	0.6

Net Income Before Minority Interest	$6,835,926	24.7	$12,982,730	43.9

Minority Interest in Subsidiary Income	$—	—	$(1,551,674)	5.2

Net Income	$6,838,926	24.7	$11,431,056	38.6

Revenues.  Our revenues for the quarter ended June 30, 2007 include approximately $24,234,000 in sales of ethanol and approximately $3,330,000 in sales of distillers grains, in addition to approximately $83,000 of incentive income.  Our total revenues for the quarter ended June 30, 2007 decreased by approximately 6.5% compared to the same period of 2006.  While we experienced a slight increase in the gallons of ethanol we sold, we experienced a decrease in the price we received for our ethanol of approximately 11%.  We experienced an approximately 11% increase in tons of distillers grains sold for the second fiscal quarter of 2007 as compared to the same period of 2006.  We are currently marketing more wet distillers grains than we have previously marketed.  Due to the changing composition of our distillers grains we sold for the quarter ended June 30, 2007, compared to the same period of 2006, our revenues from distillers grains sales increased approximately 34%.  Some of the increase in the price of our distillers grains results from increased corn prices due to the higher than usual demand for corn.  At the same time, due to increased ethanol production, supplies of distillers grains have increased, thereby putting downward pressure on distillers grains prices.  We expect distillers grains prices to decrease for the remaining quarters of 2007 both due to increased supplies of distillers grains and an anticipated decrease in corn prices.

The price we received for our ethanol for the second fiscal quarter of 2007 was approximately 11% lower than the price we received during the same period of 2006.  Management expects that ethanol prices will remain stable or trend downward for the remaining quarters of 2007.  We expect that ethanol prices may trend downward for the remainder of the fiscal year due to the end of the peak summer driving season near Labor Day, which typically results in lower unleaded gasoline and ethanol prices.  In addition, we expect the increased production and supply of ethanol will lead to lower ethanol prices as new plants become operational and the supply of ethanol increases.  As of July 23, 2007, the Renewable Fuels Association reports that there were 123 ethanol plants in operation nationwide with the capacity to produce more than 6.4 billion gallons annually, with approximately 76 additional plants under construction, along with seven existing plants undergoing expansions.  This is expected to expand total ethanol production capacity in the ethanol industry by approximately 6.3 billion gallons. Accordingly, the price of ethanol may trend downward if supply exceeds demand which would negatively impact our earnings.  In the near future, the ethanol industry will need to grow demand for ethanol in order to create a market for this additional ethanol supply.

According to Ethanol Producer Magazine, ethanol demand has been relatively stable at approximately 6.2 billion gallons per year throughout 2007.  Ethanol demand has been reasonably flat since ethanol began replacing MTBE as a fuel oxygenate due to environmental contamination concerns surrounding MTBE.  The ethanol industry must continue to grow demand and expand ethanol blending facilities in order to increase demand for ethanol at a similar rate to the increase in ethanol supply.

Incentive revenue from the State of South Dakota decreased from $93,243 for the three months ended June 30, 2006, to $83,333 for the three months ended June 30, 2007.  We expect that Dakota Ethanol will not receive the maximum allocation from the State of South Dakota ethanol producer subsidy for the 2007 program year due to state budget constraints.

Cost of Revenues.  Our cost of revenues as a percentage of revenues was approximately 71.5% and approximately 52.6% for the three months ended June 30, 2007 and 2006, respectively.  Our total cost of revenues, in real terms, increased by approximately $4,202,000 in the three months ended June 30, 2007 compared to the same period of 2006.  This increase in our cost of revenues was primarily a result of higher corn prices for the second fiscal quarter of 2007 compared to the same period of 2006.  Our cost per bushel of corn increased approximately 50% for the period ended June 30, 2007 as compared to the same period of 2006.  We also increased the number of bushels we used by approximately 5.7% for the second fiscal quarter of 2007 compared to the same period of 2006 due to our increased ethanol production.  These two factors increased our total corn cost by approximately 58%.  We anticipate that our corn costs will remain relatively stable for the remaining two quarters of 2007 due to the fact that we have entered into contracts to purchase much of the corn we expect to require through the end of the fiscal year.  We expect continued volatility in corn prices as the market continues to adjust to significantly increased corn demand.

In addition, the total cost of our natural gas increased by approximately 3% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  The price we paid per MMBTU of natural gas for the three months ended June 30, 2007 increased by approximately 6% compared to the same period of 2006.  We offset some of the increase in natural gas prices with lower natural gas consumption due to our increased marketing of distillers grains locally with higher moisture content, thereby decreasing the natural gas we use in the drying process.  We expect that natural gas prices will be stable or decrease somewhat through the end of the year.

We recognize the gains or losses that result from changes in the value of our derivative instruments in cost of revenues as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We partially offset these losses with the cash price we paid for corn.  We experienced a decrease to cost of revenues of $1,317,630 related to derivative instruments for the three months ended June 30, 2007, compared to an increase to cost of revenues of $117,571 related to derivative instruments for the three months ended June 30, 2006.  We anticipate continued volatility in our cost of revenues due to the timing of the changes in value of our derivative instruments relative to the cost and use of the commodity being hedged.

General and Administrative Expense.  Our general and administrative expenses as a percentage of revenues remained relatively unchanged at 3.4% and 2.9% for the three months ended June 30, 2007 and 2006, respectively.  The slight increase in our administrative expenses is primarily a result of increased environmental compliance costs and increased professional services costs associated with Sarbanes-Oxley Section 404 compliance activities.

Income from Operations.  Our income from operations before minority interest for the three months ended June 30, 2007 totaled approximately $6,943,000 compared to approximately $13,157,000 for the three months ended June 30, 2006.  This change was a result of significantly increased costs of revenues and slightly lower revenues for the three months ended June 30, 2007 compared to the same period of 2006.

Other Income (Expense).  Our total other income and expense for the three months ended June 30, 2007 decreased approximately 38% compared to the same period of 2006, primarily due to decreased interest expenses as we continue to pay off our long-term debt.

Minority Interest in Subsidiary Income.  Minority interest in subsidiary income was $0 for the three months ended June 30, 2007 as compared to approximately $1,552,000 for the three months ended June 30, 2006.  There is no longer a minority interest in Dakota Ethanol due to the fact that we repurchased the Broin family minority interest in June 2006.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the six months ended June 30, 2007 and 2006:

	June 30, 2007		June 30, 2006
Income Statement Data	Amount	%	Amount	%
Revenues	$55,416,908	100.0	$52,264,108	100.0

Cost of Revenues	$44,172,561	79.7	$31,637,140	60.5

Gross Profit	$11,244,347	20.3	$20,626,968	39.5

General and Administrative Expense	$1,846,249	3.3	$1,572,413	3.0

Income from Operations	$9,398,098	17.0	$19,054,555	36.5

Other Income (Expense)	$(239,703)	0.4	$(396,953)	0.8

Net Income Before Minority Interest	$9,158,395	16.5	$18,657,602	35.7

Minority Interest in Subsidiary Income	$—	—	$(2,235,776)	4.3

Net Income	$9,158,395	16.5	$16,421,826	31.4

Revenues.  Our revenues for the six months ended June 30, 2007 include approximately $48,571,000 in sales of ethanol and approximately $6,596,000 in sales of distillers grains, in addition to $250,000 of incentive revenue.

The increase in revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is due primarily to a combination of an increase in the price and amount of ethanol sold.  For the six months ended June 30, 2007, the average price of the ethanol we sold increased approximately 2.5% from the average price paid for the six months ended June 30, 2006.  Volume of ethanol sold in the six months ended June 30, 2007 increased approximately 1% compared to the volume sold in the six months ended June 30, 2006.

Cost of Revenues.  Our cost of revenues as a percentage of revenues was approximately 79.7% and approximately 60.5% for the six months ended June 30, 2007 and 2006, respectively.  Our total cost of revenues increased by approximately $12,535,000 in the six months ended June 30, 2007 compared to the same period of 2006.  The increase in our cost of revenues was primarily the result of a significant increase in our cost per bushel of corn, which rose approximately 83% from the six months ended June 30, 2007 compared to the same period of 2006.  Along with this significant increase in our cost of corn, our total cost associated with natural gas actually decreased by approximately 22% for the six months ended June 30, 2007 compared to the same period of 2006.  This was a result of a combination of decreased natural gas prices and decreased natural gas consumption for the six months ended June 30, 2007 as compared to the same period of 2006.

We recognize the gains or losses that result from changes in the value of our derivative instruments in cost of revenues as the changes occur. As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We partially offset these losses with the cash price we paid for corn. We experienced an increase to cost of revenues of $1,678,878 related to derivative instruments for the six months ended June 30, 2007 compared to an increase to cost of revenues of $899,281 related to derivative instruments for the six months ended June 30, 2006. We anticipate continued volatility in our cost of revenues due to the timing of the changes in value of our derivative instruments relative to the cost and use of the commodity being hedged.

General and Administrative Expense.  Our general and administrative expenses as a percentage of revenues were 3.3% and 3.0% for the six months ended June 30, 2007 and 2006, respectively.  This slight increase in our administrative expenses was primarily the result of increased environmental compliance costs and increased costs associated with Sarbanes-Oxley Section 404 compliance.

Income from Operations.  Our income from operations was approximately 51% lower for the six months ended June 30, 2007, compared to the same period of 2006.  This decrease in income from operations was primarily the result of our significantly increased costs of revenues due to increased corn costs.  For the six months ended June 30, 2006, the Broin family minority interest decreased our net income by approximately $2,236,000.  This minority interest was eliminated in June 2006.

Other Income (Expense).  Our total other expense for the six months ended June 30, 2007 decreased by approximately 40% for the six months ended June 30, 2007 compared to the same period of 2006.  This decrease was primarily the result of decreased interest expense from our continuing debt service payments and increased interest income for the six months ended June 30, 2007 compared to the same period of 2006.

Changes in Financial Condition for the Six Months Ended June 30, 2007

Consolidated assets totaled approximately $65,811,000 at June 30, 2007 compared to approximately $71,223,000 at December 31, 2006.  This decrease is primarily the result of decreased current assets at June 30, 2007 compared to December 31, 2006.  Current assets totaled approximately $19,479,000 at June 30, 2007, a decrease from approximately $24,802,000 at December 31, 2006.  This decrease in current assets is primarily the result of decreased ethanol receivables as ethanol values decreased and a lower asset value for our derivative financial instruments.  The value of our derivative financial instruments can be volatile from period to period.

Consolidated current liabilities totaled approximately $5,713,000 at June 30, 2007 as compared to approximately $7,581,000 at December 31, 2006.  The decrease in current liabilities is due primarily to significantly decreased accounts payable.  This decrease in accounts payable is primarily due to higher accounts payable on December 31, 2006 associated with deferred corn payments.

Long term liabilities totaled approximately $6,067,000 at June 30, 2007, down from approximately $6,922,000 at December 31, 2006, due primarily to our regularly scheduled loan payments.

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

Liquidity and Capital Resources

The following table shows cash flows for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Net cash from operating activities	$12,334,929	$14,955,674
Net cash used for investing activities	$(822,098)	$(19,519,262)
Net cash provided by (used for) financing activities	$(12,625,590)	$11,578,444

Cash Flow From Operations.  The decrease in net cash flow provided from operating activities between 2007 and 2006 was primarily due to increased corn prices.  The increase in corn prices was offset by an increase in cash provided by derivative financial instruments.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities.  Investing activities decreased in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, primarily due to the purchase of the minority interest in Dakota Ethanol that occurred in June 2006.

Cash Flow From Financing Activities.  The decrease in cash flow provided by financing activities was due to issuing notes payable for the minority interest purchase in 2006 which resulted in positive cash flow from financing activities.  Increased distributions to members in 2007 also used more cash compared to 2006.

Management anticipates sufficient cash flow from operating activities and revolving debt to cover debt service obligations, operations and planned capital expenditures for the next 12 months.

Indebtedness

First National Bank of Omaha is Dakota Ethanol’s primary lender.  Dakota Ethanol has two notes or loans outstanding with First National Bank pursuant to a Construction Loan Agreement and Construction Note dated September 25, 2000 and amendments thereto.

Short-Term Debt Sources

On May 20, 2007, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on May 19, 2008 and the amount available is subject to certain financial ratios.  Interest on any outstanding principal balance accrues at fifty basis points above the bank’s base rate (8.25% on June 30, 2007). There is a commitment fee of 3/8% on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On June 30, 2007, Dakota Ethanol had an outstanding balance on the note of $20,000, and $2,980,000 was available to be drawn on the revolving promissory note.

Long-Term Debt Sources

Dakota Ethanol originally had a $26,600,000 note payable to First National Bank of Omaha for the construction and permanent financing of the plant, referred to as Term Note 1.  On July 29, 2002, Dakota Ethanol amended the construction loan agreement to create two term notes from its original Term Note 1, creating Term Notes 2 and 3.  Term Note 3 was converted into Term Notes 4 and 5 on November 1, 2002.  Term Note 2 is the only note which still has an outstanding balance.  Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements pursuant to the loan agreement.  Term Note 2 is secured by the ethanol plant. The note is subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.

The balance of Term Note 2 requires quarterly installments of $581,690 which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on outstanding principal balances accrues at a rate of 9% annually.  The principal balance on the note as of June 30, 2007 was $7,431,502.

Finally, Dakota Ethanol has a long-term debt obligation on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The portion for which Dakota Ethanol is obligated is estimated at $511,120. The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which Dakota Ethanol was the recipient of the proceeds.  In 2003, Lake County became aware that the taxes collected from the property on which the plant was located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and change in interest rates during December of 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, Dakota Ethanol entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on Dakota Ethanol’s property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, Dakota Ethanol’s obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which Dakota Ethanol’s plant is located.   The interest rate on the bonds is 7.75% annually.  The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While Dakota Ethanol’s obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was $1,162,126 as of June 30, 2007.

Contractual Obligations and Commercial Commitments

On June 4, 2007, Dakota Ethanol, our wholly owned subsidiary, entered into a non-binding letter of intent to merge with Countryside Renewable Energy, Inc. of Des Moines, Iowa (Countryside) in exchange for cash and ownership interests in Countryside.  There are numerous terms associated with this proposed merger including that another ethanol plant with production capacity of at least 50 million gallons per year must be included in the proposed merger.  No final agreement has been reached with Countryside with respect to the final terms of any proposed merger and no other ethanol plant has been identified by Countryside to be involved in the proposed merger.  Should a definitive agreement be reached, it will be presented to our members for approval and all details of any proposed merger will be described in a proxy statement issued by us.  Members are encouraged not to make any decision on any proposed merger until a final agreement has been reached and we issue a proxy statement seeking member approval of the proposed merger.

In the first fiscal quarter of 2007, Dakota Ethanol commenced construction of an 860,000 bushel grain storage bin.  The total cost of this project is expected to be approximately $2,000,000.  Construction commenced on the grain storage bin in June 2007.  As of June 30, 2007, we have spent approximately $399,000 on the construction of the grain storage bin.  We anticipate completing the construction of the additional grain storage by the third fiscal quarter of 2007.

Distribution to Unit Holders

On May 30, 2007, our board of managers announced a cash distribution of $0.10 per membership unit for a total distribution of $2,962,000.00 to our unit holders of record as of April 1, 2007.

On August 1, 2007, subsequent to the end of the second fiscal quarter of 2007, our board announced a cash distribution of $0.10 per membership unit for a total distribution of $2,962,000.00 to our unit holders of record as of July 1, 2007.

Critical Accounting Estimates

On June 30, 2006 the Company acquired the minority interest of Dakota Ethanol.  As a result, the Company also acquired goodwill in the amount of $10,395,766.  Under Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, it is not permissible to amortize goodwill to expense. Rather, an impairment approach must be used for valuation whereby a decrease in the intangible asset’s fair value below its carrying amount will result in a write-down of the asset. If there is no decrease in value below the carrying amount as determined by impairment testing, the carrying amount of goodwill does not change. For the six months ended June 30, 2007, management reviewed the fair value of goodwill and determined that it was not impaired.

There were no other material changes in the Company’s accounting estimates during the three and six months ended June 30, 2007.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding long term notes which bear variable interest rates.  Specifically, we have $20,000 outstanding in a variable rate, revolving loan as of June 30, 2007.  The specifics of each note are discussed in greater detail in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness.”  Dakota Ethanol manages its interest rate risk by monitoring the effect of market changes on interest rates and primarily using fixed rate debt.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to cost of revenues of $1,678,878 and a decrease to cost of revenues of $1,317,630 related to derivative instruments for the six and three months ended June 30, 2007, respectively.  We recorded an increase to cost of revenues of $899,281 and $117,571 related to derivative instruments for the six and three months ended June 30, 2006, respectively.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 17 million bushels per year for the production of 48 million gallons of ethanol.  We have price protection for approximately 95% of our expected corn usage for fiscal year ended December 31, 2007 using forward delivery contracts, CBOT futures and options and over the counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2008.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

As of June 30, 2007, Dakota Ethanol is committed to purchasing 121,000 mmBtu’s of natural gas for 2007, valued at approximately $788,000.  The natural gas purchases represent approximately 52% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The following table presents the fair value of our derivative instruments as of June 30, 2007 and December 31, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
June 30, 2007	$5,869,523	$586,952
December 31, 2006	$8,957,869	$895,787

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments have occurred in the three months ended June 30, 2007.

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

On June 4, 2007, our board of managers issued an announcement to investors that the board was engaging in preliminary discussions concerning a potential change in corporate structure, merger, public offering or business combination of Lake Area Corn Processors, LLC with one or more companies.  However, as of the date of this report, no definitive or binding agreement, arrangement or understanding concerning a potential transaction had been reached.  The use of cash to finance expenditures related to a change in corporate structure, merger, public offering or business combination could impact our ability to make future distributions to our members.  Furthermore, there is no assurance that any such transaction will reduce our operating costs or increase our operating income.  There is no guarantee or assurance that our past financial performance can accurately predict future results, especially in connection with such a change to our business.  In addition, any change in corporate structure or merger may result in additional costs that may negatively impact our future financial performance and could present additional challenges and risks that reduce our profitability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2007 annual members meeting on June 5, 2007. At the annual members meeting, the members elected Rick Kasperson and Douglas Van Duyn to our board of managers to serve until the 2010 annual members meeting and until their successors are duly elected and qualified.  The two nominees receiving the most votes were elected.  The votes cast for each nominee are as follows:

	For	Percent of Total
Jay Van Liere	37	6.15
Bruce Kleinjan	95	15.78
Rick Kasperson	161	26.74
Bob Schmidt	24	3.99
Terry Schultz	104	17.28
Douglas Van Duyn	181	30.07

The other managers whose terms of office continued after the meeting are Brian Woldt, Ronald Alverson, Randy Hansen, Dale Thompson and Todd Brown.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)                                  The following exhibits are filed as part of this report.

10.1	Contribution Agreement between Dakota Ethanol, LLC and Renewable Products Marketing Group, LLC dated April 1, 2007.

10.2	Member Ethanol Fuel Marketing Agreement between Dakota Ethanol, LLC and Renewable Products Marketing Group, LLC dated April 1, 2007.

31.1	Certificate pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate pursuant to 18 U.S.C. § 1350.

32.2	Certificate pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	August 13, 2007	/s/ Scott Mundt
Scott Mundt
Chief Executive Officer

Date:	August 13, 2007	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer