Form 10-Q
period 2007-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2007-11-14
CIK 1156174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007.

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

☐ Yes ☒ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of November 8, 2007, there were 29,620,000 units outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2007	December 31, 2006*
ASSETS

CURRENT ASSETS
Cash	$3,641,784	$6,673,775
Receivables
Ethanol - related party	1,570,285	3,519,875
Distillers grains	395,327	376,710
Incentives	166,667	166,667
Other	5,612	42,738
Inventory
Raw materials	1,412,555	1,965,408
Finished goods	1,060,546	1,220,400
Parts inventory	1,064,389	971,756
Work in process	595,382	602,501
Derivative financial instruments	9,926,150	8,957,869
Prepaid expenses	94,852	303,961
Total current assets	19,933,549	24,801,660

PROPERTY AND EQUIPMENT
Land	126,097	126,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	36,785,803	36,571,921
Construction in progess	1,469,016	—
	49,135,127	47,452,229
Less accumulated depreciation	(13,695,158)	(11,756,475)
Net property and equipment	35,439,969	35,695,754

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Guarantee premium	220,133	274,615
Other	730,647	55,233
Total other assets	11,346,546	10,725,614

	$66,720,064	$71,223,028

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2007	December 31, 2006*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,681,459	$5,231,875
Accrued liabilities	1,065,767	655,866
Current portion of guarantee payable	62,536	62,536
Current portion of notes payable	1,742,912	1,630,674
Total current liabilities	5,552,674	7,580,951

LONG-TERM LIABILITIES
Guarantee payable	348,374	323,276
Notes payable	5,276,069	6,598,419
Total long-term liabilities	5,624,443	6,921,695

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	40,636,547	41,813,982
Total members’ equity	55,542,947	56,720,382

	$66,720,064	$71,223,028

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

REVENUES
Sales	$2,801,453	$27,281,613	$33,734,053	$79,269,811
Sales - related party	21,415,471	—	45,649,779	—
Incentive income	250,000	250,000	500,000	525,910
Total revenues	24,466,924	27,531,613	79,883,832	79,795,721

COST OF REVENUES	19,046,969	13,818,302	63,219,530	45,455,442

GROSS PROFIT	5,419,955	13,713,311	16,664,302	34,340,279

EXPENSES
General and administrative	934,418	1,211,035	2,780,667	2,783,447

INCOME FROM OPERATIONS	4,485,537	12,502,276	13,883,635	31,556,832

OTHER INCOME (EXPENSE)
Interest and other income	161,053	24,124	288,119	81,890
Interest expense	(172,419)	(212,926)	(539,189)	(667,646)
Total other income (expense)	(11,366)	(188,802)	(251,070)	(585,756)

NET INCOME BEFORE MINORITY INTEREST	4,474,171	12,313,474	13,632,565	30,971,076

MINORITY INTEREST IN SUBSIDIARY	—	—	—	(2,235,776)

NET INCOME	$4,474,171	$12,313,474	$13,632,565	$28,735,300

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.15	$0.42	$0.46	$0.97

BASIC AND DILUTED WEIGHTED AVERAGE CAPITAL UNITS OUTSTANDING	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS PER CAPITAL UNIT DECLARED	$0.10	$0.10	$0.50	$0.30

DISTRIBUTIONS PER CAPITAL UNIT PAID	$0.10	$0.10	$0.50	$0.30

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

OPERATING ACTIVITIES
Net income	$13,632,565	$28,735,300
Changes to income not affecting cash
Depreciation	1,950,218	1,813,338
Amortization	71,116	93,277
Minority interest in subsidiary	—	2,235,776
Other	(87,049)	(19,499)
(Increase) decrease in
Receivables	1,968,102	1,540,170
Inventory	627,192	(1,432,807)
Prepaid expenses	209,108	219,619
Derivative financial instruments	(968,281)	(791,060)
Increase (decrease) in
Accounts payable	(2,550,415)	(1,987,981)
Accrued liabilities	116,422	57,584
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,968,978	30,463,717

INVESTING ACTIVITIES
Change in other assets	(286,424)	—
Acquisition of minority interest in subsidiary	—	(14,885,489)
Purchase of property and equipment	(1,694,434)	(4,652,880)
NET CASH USED FOR INVESTING ACTIVITIES	(1,980,858)	(19,538,369)

FINANCING ACTIVITIES
Notes payable issued	—	19,100,000
Principal payments on notes payable	(1,210,111)	(20,616,274)
Financing costs paid	—	(143,250)
Distributions paid to minority member	—	(816,419)
Distributions paid to LACP members	(14,810,000)	(8,886,000)
NET CASH USED FOR FINANCING ACTIVITIES	(16,020,111)	(11,361,943)

NET INCREASE (DECREASE) IN CASH	(3,031,991)	10,925,348

CASH AT BEGINNING OF PERIOD	6,673,775	704,282
CASH AT END OF PERIOD	$3,641,784	$11,629,630

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Cash paid during the period for interest	$561,251	$821,313

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES

Account payable incurred in acquisition of minority interest in subisidiary	$—	$132,533

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the nine and three months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for a full year.

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

Shipping costs incurred in the sale of distiller’s grains are classified in net revenues.  Shipping costs on distiller’s grains were approximately $1,392,000 and $686,000 for the nine and three months ended September 30, 2007, respectively.  Shipping costs on distiller’s grains were approximately $2,112,000 and $725,000 for the nine and three months ended September 30, 2006, respectively.

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

Dakota Ethanol has recorded an increase to cost of revenues of $1,251,303 and a decrease to the cost of revenues of $427,574 related to derivative contracts for the nine and three months ended September 30, 2007, respectively.  Dakota Ethanol has recorded an increase to cost of revenues of $119,985 and decrease to the cost of revenues of $779,297 related to derivative contracts for the nine and three months ended September 30, 2006, respectively.  Dakota Ethanol has recorded an increase to revenues of $127,370 and $512,204 related to our derivative contracts for the nine and three months ended September 30, 2006, respectively.

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

NOTE 3 -         SHORT-TERM NOTES PAYABLE

On May 20, 2007, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on May 19, 2008 and the amount available is subject to certain financial ratios.  Interest on the outstanding principal balances accrues at 50 basis points above the bank’s base rate (7.75 percent at September 30, 2007).  This rate is subject to adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On September 30, 2007, Dakota Ethanol had $0 outstanding and $3,000,000 available to be drawn on the revolving promissory note.

NOTE 4 -         LONG-TERM NOTES PAYABLE

The balance of the notes payable are as follows:

	September 30, 2007 (unaudited)	December 31, 2006 *

Note payable to First National Bank of Omaha
Term Note 2	$7,018,981	$8,229,093
Term Note 5	—	—
	7,018,981	8,229,093

Less current portion	(1,742,912)	(1,630,674)

	$5,276,069	$6,598,419

* Derived from audited financial statements

Minimum principal payments for the next  four years are estimated as follows:

Twelve Months Ended September 30,	Amount

2008	1,742,912
2009	1,909,056
2010	2,089,309
2011	1,277,704

Dakota Ethanol had the ability to draw upon the entire $5,000,000 available balance on Term Note 5 at September 30, 2007 and December 31, 2006, respectively.

NOTE 5 -         RELATED PARTY TRANSACTIONS

On April, 1 2007, Dakota Ethanol purchased a 9% interest in Renewable Products Marketing Group, LLC (RPMG), in which Dakota Ethanol has entered into an ethanol marketing agreement for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by Dakota Ethanol.  Dakota Ethanol paid approximately $88,000 and $57,000 in marketing fees under the agreement for the nine and three months ended September 30, 2007, respectively.  The marketing fees are included in revenues.

Dakota Ethanol sells 100% of its ethanol product under this marketing agreement.  Net sales to RPMG under the agreement were approximately $45,649,779 and $21,415,471 for the nine and three months ended September 30, 2007, respectively.  At September 30, 2007 amounts due from RPMG included in receivables were $1,570,000.

Purchases of corn from corn delivery agreements and cash contracts from the company’s members totaled approximately $8,480,000 and $ 2,765,000 for the nine and three months ended September 30, 2007, respectively and approximately $5,687,000 and $2,042,000 for the nine and three months ended September 30, 2006, respectively.

NOTE 6 -         COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold.  Incentive revenue of $500,000 and $250,000 was recorded for the nine and three months ended September 30, 2007, respectively.  Incentive revenue of $525,910 and $250,000 was recorded for the nine and three months ended September 30, 2006, respectively.  Dakota Ethanol earned its final allocation in March 2007 for the program year ended June 30, 2007.  Dakota Ethanol did not receive the annual maximum for the 2007 program year due to budget constraints on the State of South Dakota program and will not likely receive the annual maximum under the 2008 program year.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month and nine-month periods ended September 30, 2007, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K.

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

Our revenues are derived from the sale and distribution of Dakota Ethanol’s ethanol and distillers grains throughout the continental United States.  The ethanol plant currently operates in excess of its nameplate capacity, producing approximately 48 million gallons of ethanol per year.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. Certain of our members have corn delivery contracts with Dakota Ethanol that required them to supply Dakota Ethanol with corn as a condition of being a member of the company.  On August 1, 2007, our board of directors approved a resolution making it voluntary for these members to deliver corn to Dakota Ethanol under their respective corn delivery agreements.  We anticipate that many of our members will continue to supply Dakota Ethanol with corn on a voluntary basis.

All of the ethanol we produce is marketed by Renewable Products Marketing Group, LLC (RPMG) of Belle Plain, Minnesota.  RPMG markets and sells our ethanol to gasoline blenders and refineries located throughout the continental United States.  On May 30, 2007, Dakota Ethanol made a $605,000 capital contribution to RPMG and executed certain other agreements necessary to become a member of RPMG.  Specifically, Dakota Ethanol became a party to RPMG’s operating agreement, executed a contribution agreement that governs the funding of Dakota Ethanol’s capital contribution to RPMG, and entered into a new member ethanol fuel marketing agreement for members of RPMG.  Becoming a member of RPMG allows Dakota Ethanol to share any profits made by RPMG and reduces the fees Dakota Ethanol pays RPMG to market its ethanol.  Pursuant to Dakota Ethanol’s member ethanol fuel marketing agreement, we use a pooled marketing arrangement, which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG.  RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  We elected to pay our capital contribution to RPMG over time with a portion of our ethanol sales revenue.

Except for the distillers grains we sell directly to local farmers, our distillers grains are sold through a marketer that markets and sells our product to livestock feeders.  Prior to October 1, 2007, our distillers grains were marketed by Commodity Specialist Company (CSC).  CSC was recently purchased by CHS, Inc. (CHS).  On August 8, 2007, CSC assigned our distillers grains marketing agreement to CHS effective October 1, 2007.  Therefore, our distillers grains are marketed and sold by CHS under the same terms as our agreement with CSC.  Under the distillers grains marketing agreement, we receive a percentage of the selling price actually received by CHS in marketing the distillers grains to its customers.

We are subject to industry-wide factors that affect our operating income and cost of production.  Our operating results are largely driven by the prices at which we sell our ethanol and distillers grains and the costs related to their production.  The price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  Surplus ethanol supplies tend to put downward price pressure on ethanol.  In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, and the price of substitute livestock feed, such as corn, soybean meal and other animal feed proteins.  Surplus grain supplies tend to put downward price pressure on distillers grains.  In addition, our revenues are impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; and changes in federal ethanol tax incentives.

Our two largest costs of production are corn and natural gas.  Currently, corn prices per bushel are significantly higher that in the recent past, despite record setting corn yields in recent years.  The cost of corn is affected primarily by supply and demand factors over which we have no control, such as crop production, carryout, exports, government policies and programs, risk management and weather.  We expect corn prices to remain high in the future due to increased corn demand from existing, new and expanding ethanol plants.  Natural gas prices fluctuate with the energy complex in general.  Recently, we have experienced lower natural gas prices than in previous years.  We expect that in the winter months we will experience increased natural gas prices which will increase our cost of production.  However, natural gas prices have been relatively stable over the last year and we expect that natural gas prices will remain steady into the near future.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the three months ended September 30, 2007 and 2006:

	September 30, 2007		September 30, 2006
Income Statement Data	Amount	%	Amount	%
Revenues	$24,466,924	100.0	$27,531,613	100.0

Cost of Revenues	$19,046,969	77.8	$13,818,302	50.2

Gross Profit	$5,419,955	22.2	$13,713,311	49.8

General and Administrative Expense	$934,418	3.8	$1,211,035	4.4

Income from Operations	$4,485,537	18.3	$12,502,276	45.4

Other Income (Expense)	$(11,366)	0.1	$(188,802)	0.7

Net Income	$4,474,171	18.3	$12,313,474	44.7

Revenues.  Our total revenues for the quarter ended September 30, 2007 decreased by approximately 11% compared to the same period of 2006.  While we experienced a slight increase in the gallons of ethanol we sold, we experienced a decrease in the price we received for our ethanol of approximately 16%.  We experienced approximately a 15% increase in tons of distillers grains sold for the third fiscal quarter of 2007 as compared to the same period of 2006.  We are currently marketing more modified and wet distillers grains than we have previously marketed.  Our revenues from distillers grains sales increased approximately 25%.  Some of the increase in the price of our distillers grains results from increased corn prices due to the higher than usual demand for corn.  At the same time, due to increased ethanol production, supplies of distillers grains have increased, thereby putting downward pressure on distillers grains prices.  We are uncertain as to the prices for distillers grains in the future, however, we anticipate that distillers grains prices will continue to increase and decrease in response to corresponding changes in corn prices.

The price we received for our ethanol for the third fiscal quarter of 2007 was approximately 16% lower than the price we received during the same period of 2006.  Management expects that ethanol prices will remain stable or trend lower for the remaining quarter of fiscal year 2007 and into the beginning of fiscal year 2008.    Management expects ethanol prices to continue to be stable or trend lower as a result of increases in the supply of ethanol along with relatively stable demand.  Should the production capacity of the ethanol industry and the resulting increases in supply of ethanol continue without corresponding increases in demand, the increased supply of ethanol will lead to lower ethanol prices.  As of October 9, 2007, the Renewable Fuels Association reports that there were 131 ethanol plants in operation nationwide with the capacity to produce more than 6.9 billion gallons annually, with approximately 73 additional plants under construction, along with 10 existing plants undergoing expansions.  This is expected to expand total ethanol production capacity in the ethanol industry by more than 6.5 billion gallons. Accordingly, if demand for ethanol does not grow in relation to the increase in supply, the price of ethanol may trend lower which would negatively impact our earnings.  The ethanol industry must continue to increase demand for ethanol in order to create a market for this additional ethanol supply.

According to the June 2007 Ethanol Producer Magazine, ethanol demand has been relatively stable at approximately 6.2 billion gallons per year throughout 2007.  Ethanol demand has been reasonably flat since ethanol began replacing MTBE as a fuel oxygenate due to environmental contamination concerns surrounding MTBE.  The ethanol industry must continue to grow demand and expand ethanol blending facilities in order to increase demand for ethanol at a similar rate to the increase in ethanol supply.

Our revenues and profits are impacted by federal ethanol supports and tax incentives, such as the VEETC blending credit and the Renewable Fuels Standard (RFS).  The RFS was designed to favorably impact the ethanol industry by enhancing both the production and use of ethanol.  The RFS requires the fuel refining industry as a whole to utilize a given amount of renewable fuels each year.  The RFS started at 4 billion gallons of renewable fuels in 2006, and increases to 7.5 billion gallons by 2012.  The RFS requirement for 2007 is approximately 4.5 billion gallons of renewable fuels.

In 2006, significantly more ethanol was blended than was required by the RFS.  The RFS for 2006 required the blending of 4 billion gallons of renewable fuels, and the ethanol industry alone produced nearly 5 billion gallons of ethanol in 2006.  This amount is also larger than the RFS for 2007.  For this reason, the RFS likely did not significantly increase demand for ethanol in 2006 and likely has not increased demand in 2007.  Further, the supply of ethanol continues to increase.  As a result of this situation, the ethanol industry must find ways to increase demand for ethanol based on competitive advantages ethanol may have over petroleum based gasoline and not based on government mandates for ethanol use.

A proposal has been made in Congress to increase the RFS to 36 billion gallons of renewable fuel by 2022.  This proposal would require approximately 8.5 billion gallons of renewable fuel to be blended as early as 2008.  A significant increase in the RFS would likely generate additional demand for the ethanol industry.  However, this proposed legislation may not be passed.

We depend on our ethanol marketer, Renewable Products Marketing Group (RPMG), to find buyers for our ethanol at commercially reasonable prices.  This is increasingly important as the supply of ethanol continues to expand.  For this reason, we are highly dependent on RPMG’s ability to market the ethanol we produce in an increasingly crowded ethanol market.  A failure by RPMG to market all the ethanol we produce at favorable prices could decrease our profitability.

Demand for ethanol may remain strong as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 5 million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year.  The National Ethanol Vehicle Coalition reports as of October 19, 2007, that there are approximately 1,336 retail gasoline stations supplying E85.  The number of retail E85 suppliers increases significantly each year, however, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.

Due to the current high corn prices, discussion of cellulose based ethanol has recently increased. Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose.  Currently, production of cellulosic ethanol is in its infancy.  It is technology that is as yet unproven on a commercial scale.  However, several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol.  If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high.  Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process as our plant is not designed to produce cellulosic ethanol.  Our plant would likely not be easily converted to producing ethanol from cellulose.

Incentive revenue from the state of South Dakota was $250,000 for both the three months ended September 30, 2006 and the three months ended September 30, 2007.  We expect that Dakota Ethanol will not receive the maximum allocation from the State of South Dakota ethanol producer subsidy for the 2007 program year due to state budget constraints.

Cost of Revenues.  Our cost of revenues as a percentage of revenues was approximately 77.8% and approximately 50.2% for the three months ended September 30, 2007 and 2006, respectively.  Our total cost of revenues, in real terms, increased by approximately $5,229,000 in the three months ended September 30, 2007 compared to the same period of 2006.  This increase in our cost of revenues was primarily a result of higher corn prices for the third fiscal quarter of 2007 compared to the same period of 2006.  The price that we paid per bushel of corn increased approximately 109% for the period ended September 30, 2007 as compared to the same period of 2006.  We also increased the number of bushels we used by approximately 6% for the third fiscal quarter of 2007 compared to the same period of 2006 due to our increased ethanol production.  These two factors increased our total corn cost by approximately 122%.  We anticipate that our corn costs will remain relatively stable for the remaining quarter of 2007 due to the fact that we have entered into contracts to purchase much of the corn we expect to require through the end of the fiscal year.  We expect continued volatility in corn prices as the market continues to adjust to significantly increased corn demand amongst other factors.

An increase in corn exports as well as sustained domestic usage of corn for ethanol production has supported current high corn prices.  Recent corn prices have trended downward but are still significantly higher than in recent years, despite a very large corn crop for the 2006 growing season.  USDA statistics show that the 2006 national corn crop was the third largest corn production on record, following the 2004 and 2005 corn crops respectively.  USDA statistics indicate approximately 10.74 billion bushels were harvested in 2006 compared to a 2005 national corn crop of 11.11 billion bushels.  The projected corn production for 2007, according to the USDA, is estimated as of October 16, 2007 to be 13.3 billion bushels.  This is a preliminary estimate and the actual corn crop could be materially different.  However, increases in the supply of corn may be more than offset with larger increases in corn demand.  Management believes that corn prices will remain high into the near future.

Additionally, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity” due to increased exposure of ethanol both at the national and international level.  This increased exposure has placed upward pressure on corn prices.   The significant increase in our corn costs has had a significant and negative impact on our cost of revenues.

Conversely, our total cost of natural gas decreased by approximately 35% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  This decrease in our total natural gas cost is due to a combination of significantly decreased natural gas prices for the three months ended September 30, 2007 compared to the same period of 2006, and decreased natural gas consumption.  Our natural gas consumption decreased as a result of our increased sales of modified and wet distillers grains as opposed to dried distillers grains.  Modified and wet distillers grains do not require the same degree of drying as dried distillers grains leading to decreased natural gas consumption.  The price we paid per MMBTU of natural gas for the three months ended September 30, 2007 decreased by approximately 33% compared to the same period of 2006.  We expect that natural gas prices will be stable in the near future with the usual premium pricing for the winter months commencing in the fourth fiscal quarter of 2007.

We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We partially offset these losses with the cash price we pay for corn.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of our derivative instruments relative to the cost and use of the commodity being hedged.

General and Administrative Expense.  Our general and administrative expenses as a percentage of revenues decreased from 4.4% for the three months ended September 30, 2006 to 3.8% for the three months ended September 30, 2007.  This equated to a decrease in real terms of approximately $277,000.  This change was a result of increased expenses for professional fees for environmental compliance and Sarbanes-Oxley Section 404 compliance activities for the three months ended September 30, 2007 compared to the same period of 2006, offset by a larger decrease in bonuses paid by us for the same periods.

Income from Operations.  Our income from operations for the three months ended September 30, 2007 totaled approximately $4,485,000 compared to approximately $12,502,000 for the three months ended September 30, 2006.  This change was a result of significantly increased costs of revenues and slightly lower revenues for the three months ended September 30, 2007 compared to the same period of 2006.  The decrease in revenues for the three months ended September 30, 2007 compared to the same period of 2006 was primarily a result of decreased sales prices for our ethanol.

Other Income (Expense).  Our total other expense for the three months ended September 30, 2007 decreased significantly as a result of decreased interest expense for the three months ended September 30, 2007 compared to the same period of 2006 along with a significant increase in interest and other income.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the nine months ended September 30, 2007 and 2006:

	September 30, 2007		September 30, 2006
Income Statement Data	Amount	%	Amount	%
Revenues	$79,883,832	100.0	$79,795,721	100.0

Cost of Revenues	$63,219,530	79.1	$45,455,442	57.0

Gross Profit	$16,664,302	20.9	$34,340,279	43.0

General and Administrative Expense	$2,780,667	3.5	$2,783,447	3.5

Income from Operations	$13,883,635	17.4	$31,556,832	39.5

Other Income (Expense)	$(251,070)	0.3	$(585,756)	0.7

Net Income Before Minority Interest	$13,632,565	17.1	$30,971,076	38.8

Minority Interest in Subsidiary Income	$—	—	$(2,235,776)	2.8

Net Income	$13,632,565	17.1	$28,735,300	36.0

Revenues.  We experienced a slight increase in revenues for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  For the nine months ended September 30, 2007, the average price of the ethanol we sold decreased approximately 5% from the average price paid for the nine months ended September 30, 2006.  Volume of ethanol sold in the nine months ended September 30, 2007 increased approximately 2% compared to the volume sold in the nine months ended September 30, 2006.  We increased sales of distillers grains by approximately 10% and increased the total revenue we realized from the sale of distillers grain by approximately 25% for the nine months ended September 30, 2007 compared to the same period of 2006.  This increase in revenues from the sale of distillers grains offset an approximately 3% decrease in revenues from the sale of our ethanol for nine months ended September 30, 2007 compared to the same period of 2006.

Cost of Revenues.  Our cost of revenues as a percentage of revenues was approximately 79.1% and approximately 57.0% for the nine months ended September 30, 2007 and 2006, respectively.  Our total cost of revenues increased by approximately $17,764,000 in the nine months ended September 30, 2007 compared to the same period of 2006.  The increase in our cost of revenues was primarily the result of a significant increase in our cost per bushel of corn, which rose approximately 112% for the nine months ended September 30, 2007 compared to the same period of 2006 along with an increase in corn consumption of approximately 5% for the same periods.  Somewhat offsetting this significant increase in corn costs, our total cost associated with natural gas decreased by approximately 33% for the nine months ended September 30, 2007 compared to the same period of 2006.  This was a result of a combination of decreased natural gas prices and decreased natural gas consumption for the nine months ended September 30, 2007 as compared to the same period of 2006.  Our consumption of natural gas decreased for the nine months ended September 30, 2007 compared to the same period of 2006 as a result of increased marketing of modified and wet distillers grains compared to dried distillers grains.  Modified and wet distillers grains require less drying than dried distillers grains, thereby leading to less natural gas consumption.  Management expects to continue to market more modified and wet distillers grains in the future.

General and Administrative Expense.  Our general and administrative expenses as a percentage of revenues were 3.5% for both the nine months ended September 30, 2007 and 2006.  For the nine months ended September 30, 2007, we have had increased professional fees associated with environmental compliance and Sarbanes-Oxley Section 404 compliance and less bonuses compared to the same period of 2006.

Income from Operations.  Our income from operations was approximately 56% lower for the nine months ended September 30, 2007, compared to the same period of 2006.  This decrease in income from operations was primarily the result of our significantly increased cost of revenues due to increased corn costs.  For the nine months ended September 30, 2006, the Broin family minority interest decreased our net income by approximately $2,236,000.  This minority interest was eliminated in June 2006.

Other Income (Expense).  Our total other expense decreased by approximately 57% for the nine months ended September 30, 2007 compared to the same period of 2006.  This decrease was primarily the result of decreased interest expense from our continuing debt service payments and a significant increase in interest income for the nine months ended September 30, 2007 compared to the same period of 2006.

Changes in Financial Condition for the Nine Months Ended September 30, 2007

Consolidated assets totaled approximately $66,720,000 at September 30, 2007 compared to approximately $71,223,000 at December 31, 2006.  This decrease is primarily the result of decreased current assets at September 30, 2007 compared to December 31, 2006.  Current assets totaled approximately $19,934,000 at September 30, 2007, a decrease from approximately $24,802,000 at December 31, 2006.  This decrease in current assets is primarily the result of decreased cash and decreased ethanol receivables.  The decrease in ethanol receivables in part results from decreased ethanol prices at September 30, 2007 compared to December 31, 2006.  The decrease in cash is partially a result of distributions paid to our members in February, April, June and August 2007 and reduced accounts payable from the end of fiscal year 2006 as a result of deferred corn payments.  The value of our derivative financial instruments increased approximately $1,000,000 at September 30, 2007 compared to December 31, 2007.  The value of our derivative instruments can be volatile from period to period.

Consolidated current liabilities totaled approximately $5,553,000 at September 30, 2007 as compared to approximately $7,581,000 at December 31, 2006.  The decrease in current liabilities is due primarily to significantly decreased accounts payable.  This decrease in accounts payable is primarily due to higher accounts payable on our balance sheet as of December 31, 2006 associated with deferred corn payments.

Long term liabilities totaled approximately $5,624,000 at September 30, 2007, down from approximately $6,922,000 at December 31, 2006, due primarily to our regularly scheduled loan payments.

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

Liquidity and Capital Resources

The following table shows cash flows for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$14,968,978	$30,463,717
Net cash used for investing activities	$(1,980,858)	$(19,538,369)
Net cash used for financing activities	$(16,020,111)	$(11,361,943)

Cash Flow From Operations.  The decrease in net cash flow provided from operating activities between 2007 and 2006 was primarily due to increased cost of revenues we have experienced in 2007 compared to 2006 which decreased our net income for the nine months ended September 30, 2007 compared to the same period of 2006.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities.  Cash flows from investing activities increased in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily due to the purchase of the Broin minority interest in Dakota Ethanol that occurred in June 2006.

Cash Flow From Financing Activities.  The increase in cash flow used for financing activities was due to increased distributions paid to our members.

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

Short-Term Debt Sources

On May 20, 2007, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on May 19, 2008 and the amount available is subject to certain financial ratios.  Interest on any outstanding principal balance accrues at fifty basis points above the bank’s base rate (7.75% on September 30, 2007). There is a commitment fee of 3/8% on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On September 30, 2007, Dakota Ethanol had an outstanding balance on the note of $0, and $3,000,000 was available to be drawn on the revolving promissory note.

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

The balance of Term Note 2 requires quarterly payments which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on the outstanding principal balances accrues at a fixed rate of 9% annually.  The principal balance due pursuant to the note as of September 30, 2007 was $7,018,981.

Finally, Dakota Ethanol has a long-term debt obligation on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The portion for which Dakota Ethanol is obligated is estimated at $448,429. The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which Dakota Ethanol was the recipient of the proceeds.  In 2003, Lake County became aware that the taxes collected from the property on which the plant was located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and change in interest rates during December of 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, Dakota Ethanol entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on Dakota Ethanol’s property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, Dakota Ethanol’s obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which Dakota Ethanol’s plant is located.   The interest rate on the bonds is 7.75% annually.  The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While Dakota Ethanol’s obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was $1,162,126 as of September 30, 2007.

Contractual Obligations and Commercial Commitments

On June 4, 2007, Dakota Ethanol, our wholly owned subsidiary, entered into a non-binding letter of intent to merge with Countryside Renewable Energy, Inc. of Des Moines, Iowa (Countryside) in exchange for cash and ownership interests in Countryside.  This letter of intent expired on October 1, 2007.  We do not expect to enter into another letter of intent with Countryside for this proposed merger.  Management does not anticipate that Countryside will proceed with its plans to merge several ethanol plants into Countryside.

In the first fiscal quarter of 2007, Dakota Ethanol commenced construction of an 860,000 bushel grain storage bin.  The total cost of this project was estimated to be approximately $2,000,000.  Construction commenced on the grain storage bin in June 2007.  The grain storage bin is complete.  We spent approximately $2,032,000 to construct the grain storage bin.

Distribution to Unit Holders

On February 7, 2007, our board announced a cash distribution of $0.20 per membership unit for a total distribution of $5,924,000 to our unit holders of record as of January 1, 2007.  This distribution was paid on February 14, 2007.

On April 25, 2007, our board announced a cash distribution of $0.10 per membership unit for a total distribution of $2,962,000 to our unit holders of record as of April 1, 2007.  This distribution was paid on April 25, 2007.

On May 30, 2007, our board of managers announced a cash distribution of $0.10 per membership unit for a total distribution of $2,962,000.00 to our unit holders of record as of April 1, 2007.  This distribution was paid on June 7, 2007.

On August 1, 2007, our board announced a cash distribution of $0.10 per membership unit for a total distribution of $2,962,000.00 to our unit holders of record as of July 1, 2007.  This distribution was paid on August 6, 2007.

Critical Accounting Estimates

                On June 30, 2006 the Company acquired the minority interest of Dakota Ethanol.  As a result, the Company also acquired goodwill in the amount of $10,395,766.  Under Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, it is not permissible to amortize goodwill to expense. Rather, an impairment approach must be used for valuation whereby a decrease in the intangible asset’s fair value below its carrying amount will result in a write-down of the asset. If there is no decrease in value below the carrying amount as determined by impairment testing, the carrying amount of goodwill does not change. For the nine months ended September 30, 2007, management reviewed the fair value of goodwill and determined that it was not impaired.

There were no other material changes in the Company’s accounting estimates during the three and nine months ended September 30, 2007.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.  We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We currently have no exposure to interest rate fluctuations as all of our outstanding debt is in fixed rate notes.  We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to cost of revenues of $1,251,303 and a decrease to cost of revenues of $427,574 related to derivative instruments for the nine and three months ended September 30, 2007, respectively.  We recorded an increase to cost of revenues of $119,985 and a decrease to cost of revenues $779,297 related to derivative instruments for the nine and three months ended September 30, 2006, respectively.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our corn usage is approximately 17 million bushels per year for the production of 48 million gallons of ethanol.  We have price protection for approximately 31% of our expected corn usage for fiscal year ended December 31, 2007 using CBOT futures and options and over the counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2008.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

As of September 30, 2007, Dakota Ethanol is committed to purchasing 122,000 mmBtu’s of natural gas through March 2008, valued at approximately $760,000.  The natural gas purchases represent approximately 8% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The following table presents the fair value of our derivative instruments as of September 30, 2007 and December 31, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
September 30, 2007	$21,884,166	$2,188,417
December 31, 2006	$8,957,869	$895,787

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments have occurred in the three months ended September 30, 2007.

ITEM 1A.  RISK FACTORS.

                The following Risk Factors are provided due to material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K.  The Risk Factors set forth below should be read in conjunction with the Risk Factors section and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K.

Increases in the price of corn would reduce our profitability.  Our results of operations and financial condition are significantly affected by the price and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.  The price at which we purchase corn has risen substantially in the last year and we expect the price may continue to increase.  Despite the third largest corn crop on record of approximately 10.74 billion bushels in 2006, the price we paid for corn increased approximately 109% in the third fiscal quarter of 2007 as compared to the same period of 2006.  While the USDA recently predicted a corn crop of 13.3 billion bushels of corn for the 2007 harvest, the crop may be smaller than expected and new demand for corn may surpass any increase in the corn supply.

Increases in demand for corn from both the world foodstuff markets and from increased production of ethanol have increased the price of corn.  We expect demand for corn from the ethanol industry to continue to expand.  The Renewable Fuels Association estimates as of October 9, 2007, there were 131 ethanol plants in operation nationwide with the capacity to produce more than 6.9 billion gallons of ethanol annually.  An additional 73 new plants and 10 expansions are currently under construction, which will add an additional estimated 6.5 billion gallons of annual production capacity.  Approximately 90% of the ethanol produced in the United States uses corn as its feedstock.  This increased supply of ethanol will continue to increase demand for corn.

If the demand for corn continues to increase so will the price we pay for corn.  Since our revenues depend on the spread between the selling price of our ethanol and the price we pay for corn, increases in corn prices affect our ability to generate a profit.  This could negatively affect our future profitability.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  As of October 9, 2007, there were 131 ethanol plants in operation nationwide with the capacity to produce more than 6.9 billion gallons of ethanol annually.  An additional 73 new plants and 10 expansions are currently under construction, which will add an additional estimated 6.5 billion gallons of annual production capacity.   Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the selling price of ethanol to continue to decline.  The market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our future profitability.

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance.  The Supreme Court recently decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The lawsuit sought to require the EPA to regulate carbon dioxide in vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere.  While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of South Dakota regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

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

LAKE AREA CORN PROCESSORS, LLC

Date:	November 13, 2007	/s/ Scott Mundt
Scott Mundt
Chief Executive Officer

Date:	November 13, 2007	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer