Form 10-K
period 2007-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2008-03-28
CIK 1156174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2007
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

LAKE AREA CORN PROCESSORS, LLC

(Exact name of registrant as specified in its charter)

South Dakota	000-50254	46-0460790
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

The aggregate market value of the registrant’s membership units held by non-affiliates of the registrant was $14,090,742.50 computed by reference to the most recent public offering price on Form S-4.

As of March 15, 2008, there are 29,620,000 membership units of the registrant outstanding.

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
• federal ethanol tax incentives;
• legislation establishing a renewable fuel standard or other legislation mandating the use of ethanol or other oxygenate additives;
• state and federal regulation restricting or banning the use of MTBE; or
• environmental laws and regulations that apply to our plant operations and their enforcement;

•	Changes in the weather or general economic conditions impacting the availability and price of corn and natural gas;

•	Changes in total U.S. consumption of gasoline;

•	Fluctuations in petroleum prices;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Costs of construction and equipment;

•	Changes in our business strategy, capital improvements or development plans;

•	Results of our hedging strategies;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.

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

PART I

ITEM 1.  BUSINESS.

Overview

Lake Area Corn Processors, LLC is a South Dakota limited liability company that currently owns and manages its wholly-owned subsidiary Dakota Ethanol, LLC.  Prior to June 2006, the Broin family owned a minority interest of approximately 12% of Dakota Ethanol, LLC.  On June 30, 2006, we entered into an assignment agreement with the Broin family to purchase its minority interest in Dakota Ethanol, LLC.  Following execution of the assignment agreement, we own 100% of Dakota Ethanol, LLC and operate it as a wholly-owned subsidiary.  Dakota Ethanol, LLC owns and operates an ethanol plant located near Wentworth, South Dakota that has a nameplate production capacity of 40 million gallons of ethanol per year.  Lake Area Corn Processors, LLC is referred to in this report as “LACP,” the “company,” “we,” or “us.”  Dakota Ethanol, LLC is referred to in this report as “Dakota Ethanol” or the “ethanol plant.”

Since September 4, 2001, Dakota Ethanol has been engaged in the production of ethanol and distillers grains.  Fuel grade ethanol is Dakota Ethanol’s primary product accounting for the majority of its revenue.  Dakota Ethanol also sells distillers grains, a principal co-product of the ethanol production process.   During our 2007 fiscal year, Dakota Ethanol processed approximately 17.5 million bushels of corn into approximately 48.9 million gallons of ethanol.  Dakota Ethanol also produced approximately 150,000 tons of distillers grains in 2007.  In 2008, we anticipate that Dakota Ethanol’s ethanol and distillers grains production levels will be substantially the same as in fiscal year 2007.  There is, however, no assurance that Dakota Ethanol will be able to operate at these production levels.

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

Our ownership of Dakota Ethanol represents substantially all of our assets and our only source of revenue.  Since we operate Dakota Ethanol as a wholly-owned subsidiary, we receive all revenues generated by Dakota Ethanol.  We distribute the revenues received from Dakota Ethanol to our unit holders in proportion to the number of units held by each member.

Dakota Ethanol underwent a significant change in its mode of operations on June 6, 2005, when it elected not to renew its management agreement and other marketing agreements with Broin Management, LLC and other various Broin-related entities.  Between June 6, 2005 and December 31, 2005, Dakota Ethanol and the Broin-related entities negotiated termination of the contracts and Dakota Ethanol entered into agreements with new risk management and marketing service providers.  In addition, on October 16, 2005, Dakota Ethanol entered into an employment agreement with Scott Mundt to serve in the position of Transition Coordinator.  Mr. Mundt’s employment began on October 17, 2005, the effective date of his employment agreement.  Effective January 1, 2006, Mr. Mundt’s position changed to General Manager.  Subsequently, on August 1, 2007, Mr. Mundt was

appointed Chief Executive Officer of Lake Area Corn Processors, LLC.  Mr. Mundt’s duties include day-to-day management of the operations of Dakota Ethanol.

In the first fiscal quarter of 2007, Dakota Ethanol commenced construction of an 860,000 bushel grain storage bin.  The total cost of this project was estimated to be approximately $2,000,000.  Construction commenced on the grain storage bin in June 2007.  The grain storage bin is complete.  We spent approximately $2,032,000 to construct the grain storage bin.

Financial Information

Please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues, profit and loss measurements and total assets and “Item 8 - Financial Statements and Supplementary Data” for our consolidated financial statements.

Principal Products and Their Markets

The principal products produced at the ethanol plant are fuel grade ethanol and distillers grains.

Ethanol

  Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains.  According to the Renewable Fuels Association, approximately 85 percent of the ethanol produced in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. As of March 4, 2008, the Renewable Fuels Association estimates United States ethanol production capacity at more than 8 billion gallons.

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

Dakota Ethanol began producing ethanol in September 2001.  For our fiscal year ended December 31, 2007, revenues from sales of ethanol were approximately 89% of our total revenues.  The following table shows the percentage of our total revenues that were from sales of ethanol for each of the last three fiscal years:

Fiscal Year	Percentage of Revenues from Sales of Ethanol
Ended December 31, 2007	89%
Ended December 31, 2006	91%
Ended December 31, 2005	86%

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Dry mill ethanol processing creates four forms of distiller grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”), Condensed Distillers Solubles (“CDS”) and Distillers Dried Grains with Solubles (“DDGS”).  DWS is processed corn mash that contains approximately 70% moisture.  DWS has a shelf life of approximately seven days and can be sold only to consumers within the immediate vicinity of an ethanol plant.  DMWS is DWS that has been dried to approximately 50% moisture.  DMWS has a slightly longer shelf life of approximately ten days and is often sold to nearby markets.  CDS contains approximately 75% moisture and is marketed locally.  It has a shelf life of approximately thirty days.  DDGS is DWS that has been dried to 10% to 12% moisture.  DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.  At our plant, the composition of the distillers grains we produce is approximately 1% DWS, 46% DMWS, 3% CDS and 50% DDGS.

For our fiscal year ended December 31, 2007, revenues from sales of distillers grains were approximately 11% of our total revenues.  The following table shows the percentage of our total revenues that were from sales of distillers grains for each of the last three fiscal years:

Fiscal Year	Percentage of Revenues from Sales of Distillers Grains
Ended December 31, 2007	11%
Ended December 31, 2006	8%
Ended December 31, 2005	13%

Distribution of Principal Products

The ethanol plant is located near Wentworth, South Dakota in Lake County, in eastern South Dakota.  We selected the Wentworth site because of its proximity to existing grain production, accessibility to road and rail transportation and its proximity to major population centers.  It is served by the Burlington Northern Santa Fe railroad system.  It is in close proximity to multiple state highways and is near Interstate Highways 29 and 90.

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

On November 30, 2005, Dakota Ethanol entered into an Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group (“RPMG”) of Shakopee, Minnesota, for the purposes of marketing and distributing our ethanol. On April 1, 2007, Dakota Ethanol became an owner of RPMG by making a capital contribution to RPMG and executing certain other agreements.  Dakota Ethanol’s capital contribution was $605,000, of which $105,000 was paid upon execution and balance will be paid over time with a portion of our ethanol sales revenue.  Dakota Ethanol became a party to RPMG’s operating agreement, executed a contribution agreement that governs the funding of Dakota Ethanol’s capital contribution to RPMG, and entered into a new member ethanol fuel marketing agreement for members of RPMG.  Becoming an owner of RPMG allows Dakota Ethanol to share any profits made by RPMG and reduces the fees Dakota Ethanol pays RPMG to market its ethanol.  Pursuant to Dakota Ethanol’s member ethanol fuel marketing agreement, we use a pooled marketing arrangement, which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG.  RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.

Distillers Grains Distribution

From the date we began operations through the fiscal year ended December 31, 2005, we marketed our distillers grains through a contract with Broin Enterprises, Inc. d/b/a Dakota Gold Marketing, a Broin affiliate.  On

June 6, 2005, we elected not to renew our agreement with Dakota Gold Marketing and agreed to a termination date of December 1, 2005.

On November 28, 2005, we entered into a Distillers Grain Marketing Agreement with Commodity Specialists Company (CSC) of Minneapolis, Minnesota for the purpose of marketing the distillers grains we produce.  CSC was purchased by CHS, Inc. (CHS) during the summer of 2007.  On August 8, 2007, CSC assigned our distillers grains marketing agreement to CHS effective October 1, 2007.  Therefore, our distillers grains are now marketed and sold by CHS.  The terms of our marketing agreement with CHS are the same as the terms of our agreement with CSC.  Under the distillers grains marketing agreement, we receive a percentage of the selling price actually received by CHS in marketing the distillers grains to its customers.  The term of the agreement began on December 1, 2005 and renews automatically annually for additional one year terms unless prior written notice of non-renewal is provided by either party.  In December 2007, this agreement with CHS was renewed pursuant to the automatic renewal provision for an additional one year term.

Beginning on December 1, 2005, we began marketing some of our distillers grains to our local market without the use of an external marketer.  Shipments of these products are made to local markets by truck.  This has allowed us to sell less distillers grains in the form of DDGS which has decreased our natural gas usage and increased our revenues from the sale of distillers grains.

Seasonal Factors in Business

In an effort to improve air quality in regions where carbon monoxide and ozone are a problem, the Federal Clean Air Act requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas.  Gasoline that is blended with ethanol has a higher oxygen content than gasoline that does not contain ethanol.  As a result, we expect fairly light seasonality with respect to our revenue from ethanol sales allowing us to, potentially, be able to sell our ethanol at a slight premium during the mandated oxygenate period.  Conversely, we expect our average sales price for ethanol to be slightly lower during the summer, when fuel-grade ethanol is primarily used as an octane enhancer or a fuel supply extender.

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol and distillers grains is corn.  To operate at a nameplate capacity of 40 million gallons, the plant requires a supply of approximately 14 million bushels of corn annually.  The plant currently operates in excess of its nameplate capacity, producing approximately 48.9 million gallons of ethanol annually from approximately 17.5 million bushels of corn.  The area surrounding the plant near Wentworth in Lake County, South Dakota currently provides an ample supply of corn to meet and exceed our raw material requirements for the nameplate production capacity of the plant and our current higher than nameplate production capacity.  In 2004, 2005 and 2006, the United States produced record corn crops of approximately 11.8 billion bushels, 11.11 billion bushels and 10.74 billion bushels respectively.  Further, the 2007 corn crop produced a record 13.1 billion bushels of corn.  These four years represent the four largest United States corn crops in history.  However, despite the record high corn production in 2007, corn prices continue to rise as a result of increased global demand.  We expect that these increased corn prices will continue into our 2008 fiscal year.

For the fiscal year ended December 31, 2005, we operated under an agreement with Broin Management, LLC for price risk management related to the corn requirements of the plant.  However, we terminated the agreement effective January 1, 2006.

On November 28, 2005, we entered into a Risk Management Contract with FCStone, LLC (“FCStone”) of West Des Moines, Iowa.  Under the contract, FCStone provides all risk management services and programs relating to our production and sale of ethanol and distillers grains.  In exchange for these services, we pay FCStone a fee of $3,333.33 per month, which is based on a rate of $0.001 per gallon of ethanol produced from an annual production capacity of 40 million gallons.  In addition, we will pay any commission, fee, service charge or mark-up arising from any option, futures or other risk management or cash commodity transaction executed or brokered through

FCStone, not to exceed $12.50 per round turn for exchange-traded futures and options contracts and equal to $10.00 per round turn for over-the-counter transactions.  The initial term of the contract began on December 1, 2005 and went until October 31, 2006.  Following the initial term, the contract renews automatically for additional one-year terms unless prior written notice of non-renewal is provided by either party.  This agreement was renewed for an additional one-year term pursuant to the automatic renewal provision of the contract on October 31, 2007.

Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market.  Certain of our members have corn delivery contracts that require them to supply us with corn as a condition of being a member of the company.  On August 1, 2007, our board of directors approved a resolution making it voluntary for these members to deliver corn to us under their respective corn delivery agreements.  We anticipate that many of our members will continue to supply us with corn on a voluntary basis.

                Natural Gas

Natural gas is an important input to our manufacturing process.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods of time.  This allows the distillers grains we produce to be transported greater distances which allows them to serve broader livestock markets, including poultry and swine markets in the continental United States.  We contract with NorthWestern Energy for our natural gas.  Under our agreement, the price for our natural gas is based on market rates.  The agreement is in effect until 2011 and automatically renews for successive one-year terms unless the agreement is terminated.  Since operations commenced in 2001, there have been no interruptions in the supply of natural gas from NorthWestern Energy, and all of our natural gas requirements have been met.

Electricity

Electricity is necessary for lighting and powering much of the machinery and equipment used in the production process.  We contract with Sioux Valley Energy, Inc. to provide all of the electric power and energy requirements for the ethanol plant.   The agreement is in effect until 2011 and automatically renews for five-year terms, unless at least 18 months notice is given by either party to terminate the agreement prior to the expiration of the current term.  We have had no interruption or shortages in the supply of electricity to the plant since operations commenced in 2001.

Water

Water is a necessary part of the ethanol production process.  It is used in the fermentation process and to produce steam for the cooking, evaporation, and distillation processes.  We contract with Big Sioux Community Water System, Inc. to supply and meet our water requirements for the ethanol and distillers grains production process.  Our agreement with Big Sioux is for automatically renewing five-year terms.  Since our operations commenced in September 2001, we have had no interruption in the supply of water and all our requirements have been met.  This agreement was renewed for a term of one year starting on July 1, 2007 at a rate of $0.55 per thousand gallons of usage.  The Big Sioux Community Water System will not guarantee any of the parameters of the original agreement due to our water usage levels.  The agreement also allows us to use water from the Skunk River Aquifer to meet the plant’s water needs.  In all other respects, the terms of the original contract are the same.

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports.  One significant federal ethanol support is the Renewable Fuels Standard (the “RFS”).  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS requires that in each year, a certain amount of renewable fuels be utilized in the United States.  The RFS was increased by the Energy Independence and Security Act of 2007 which became law in December 2007.  Currently, the RFS requires the use of 9 billion gallons of renewable fuels in 2008, increasing to 36 billion gallons in 2022.  However, the RFS requires that a significant portion of these 36 billion gallons come from “advanced” renewable fuels.  Grain based ethanol, such as the ethanol we produce, that may be used to meet the RFS is capped at 15 billion gallons per year starting in 2015.  Therefore, demand for corn based ethanol may not expand significantly past the 15 billion gallons per year cap.

The advanced renewable fuels that can be used to satisfy the remaining gallons of the RFS include cellulosic ethanol.  Cellulosic ethanol is ethanol that is produced from cellulose, which is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants.  Current technology makes it difficult or impossible to produce ethanol cost-effectively from cellulose.  However, the RFS and state and federal grant programs are encouraging the development of commercial cellulosic ethanol production.  Several grants were recently made for pilot projects that are attempting to produce cellulosic ethanol on a commercial scale.

In April 2007, the EPA adopted a final rule that fully implemented the RFS requirement.  The rule created a credit trading program that is designed to allow the fuel refining industry as a whole to meet the RFS requirement in the most cost effective manner possible.  The credit trading program allows refiners who blend more renewable fuels than they are required to sell credits to refiners who blend less renewable fuels than they are required.  This credit trading program was designed to decrease any potential burden the RFS might place on small fuel refiners.

The increase in the RFS is likely to increase both the supply and demand for ethanol.  The production capacity of the ethanol industry as of March 4, 2008 is estimated by the RFA to be more than 8 billion gallons.  Ethanol production in the United States during 2007 was estimated by the RFA to be 6.5 billion gallons.  Monthly ethanol demand increased by nearly 150 million gallons between January 2007 and December 2007, the last demand figures available from the RFA. The expanded RFS will likely further increase demand for ethanol.  However, as demand for ethanol increases, we expect the ethanol industry to increase ethanol supply to meet this increased demand.  Increases in supply may more than offset increases in demand associated with the RFS.

Historically, ethanol sales have also been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992.  The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution.  Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program.  This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.  The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol, however MTBE has caused groundwater contamination and has been banned from use by many states.  Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement.  We believe all of the increase in ethanol demand as a result of the phase out of MTBE has already occurred.  The Energy Policy Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline.  However, the Act did not repeal the 2.7% oxygenate requirement for carbon monoxide non-attainment areas which are required to use oxygenated fuels in the winter months.  While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.

                 The Energy Policy Act of 2005 expanded who qualifies for the small ethanol producer tax credit.  Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually.  The size of the plant eligible for the tax credit was limited to 30 million gallons.  Under the Energy Policy Act of 2005, the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons.  As a result, we are eligible for the small producer tax credit and received the $1,500,000 maximum credit under the program during our 2007 fiscal year.  The credit is effective for taxable years ending after the date of enactment.  The credit is directly passed through to our members and is not recorded in our financial statements.

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

       The use of ethanol as an alternative fuel source has been aided by federal tax policy.  On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend).  Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund.  In place of the exemption, the bill created a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%.  Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund.  Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E85 and E20 in Minnesota.  The VEETC is scheduled to expire on December 31, 2010.

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

Our Competition

                We are in direct competition with numerous other ethanol producers, many of whom have greater resources than we do.  During our 2007 fiscal year, there was relatively slower growth in the number of new ethanol producers entering the market due to high corn prices and relatively lower ethanol prices as compared to the preceding two years.  However, should demand for, or price of, ethanol increase, for example, as a result of the increase in renewable fuels standard that was recently adopted, we expect existing ethanol producers and new ethanol producers to increase production capacity within the ethanol industry.  This increase in supply may more than offset the increase in demand.  Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service.  We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  In addition, we believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which may reduce our cost of sales.

According to the Renewable Fuels Association, as of March 4, 2008, the ethanol industry has grown to 143 production facilities in the United States. There are 57 new plants currently under construction along with 7 plant expansions.  The Renewable Fuels Association currently estimates that the United States ethanol industry has capacity to produce more than 8 billion gallons of ethanol per year.  The new ethanol plants under construction along with the plant expansions under construction could push United States production of fuel ethanol in the near future to more than 13.4 billion gallons per year.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Hawkeye Renewable, POET (Formerly Broin), US BioEnergy Corp., and VeraSun Energy Corporation, each of which are capable of producing more ethanol than we produce.  Further, many consider the ethanol industry ripe for consolidation.  Currently, there are a few large producers of ethanol and many smaller producers of ethanol.  It is likely that in the future, some consolidation of the ethanol industry will occur which will result in a smaller number of producers which control a large percentage of the ethanol production market.  This may allow these larger producers to influence the ethanol industry in ways that are not beneficial to us.  These larger ethanol producers may realize economies of scale in the production of ethanol and distillers grains that we cannot take advantage of, specifically with respect to larger sales of ethanol and increased bargaining power for raw materials.  On November 29, 2007, VeraSun Energy Corporation and US BioEnergy Corporation announced a merger that would increase the annual production capacity of VeraSun to 1.6 billion gallons of ethanol by the end of 2008.  This is significantly more than we currently produce or expect to produce in the future.

In the past we considered various types of corporate mergers and acquisitions, including discussions we had with Countryside Renewable Energy.  However, none of these plans or negotiations resulted in any merger.  Since Countryside abandoned its plans with respect to consolidating several ethanol producers into one company, we do not anticipate entering into any such transaction in the near future.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY

BY TOP PRODUCERS

Producers of Approximately 200
million gallons per year (mmgy) or more

		Current	Under Construction/
		Capacity	Expansions
Company	Location	(mmgy)	(mmgy)
Abengoa Bioenergy Corp	York, NE	55
	Colwich, KS	25
	Portales, NM	30
	Revenna, NE	88

Aventine Renewable Energy, Inc.*	Pekin, IL	207	226
	Aurora, NE
	Mt. Vernon, IN

Archer Daniels Midland*	Decatur, IL	1,070	550
	Cedar Rapids, IA
	Clinton, IA
	Columbus, NE
	Marshall, MN
	Peoria, IL
	Wallhalla, ND

POET*	Sioux Falls, SD	1,208	327
	Alexandria, IN
	Ashton, IA
	Big Stone, SD
	Bingham Lake, MN
	Caro, MI
	Chancellor, SD
	Coon Rapids, IA
	Corning, IA
	Emmetsburg, IA
	Fostoria, OH
	Glenville, MN
	Gowrie, IA
	Groton, SD
	Hanlontown, IA
	Hudson, SD
	Jewell, IA
	Laddonia, MO
	Lake Crystal, MN
	Leipsic, OH
	Macon, MO
	Marion, OH
	Mitchell, SD
	N. Manchester, IN
	Portland. IN
	Preston, MN
	Scotland, SD

Hawkeye Renewables, LLC	Iowa Falls, IA	105
	Fairbank, IA	115
	Menlo, IA		100
	Shell Rock, IA		110

US BioEnergy Corp*	Albert City, IA	310	440
	Woodbury, MI
	Hankinson, ND
	Central City, NE
	Ord, NE
	Dyersville, IA
	Janesville, MN
	Marion, SD

VeraSun Energy Corporation*	Aurora, SD	560	330
	Ft. Dodge, IA
	Albion, NE
	Charles City, IA
	Linden, IN
	Welcome, MN
	Hartely, IA
	Bloomingburg, OH

*Individual state production capacity not reported

Updated: March 4, 2008

Competition with Ethanol Imported from Other Countries

Ethanol production is also expanding internationally.  Brazil has historically been a significant producer of ethanol for both its domestic and export markets.  According to the Renewable Fuels Association, in 2007, Brazil exported nearly 190 million gallons of ethanol to the United States through November 2007 (the last available data).  Further, ethanol produced or processed in certain countries in Central American and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative.  Some ethanol producers, including Cargill, have started taking advantage of this situation by building dehydration plants in participating Caribbean Basin countries, which convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

In 2007, President Bush entered into discussions with South American countries regarding increasing ethanol production in South America.  There was no discussion regarding reduction or elimination of tariffs that protect the United State’s ethanol industry and no action has been taken to reduce or eliminate those tariffs.  Any reduction of tariffs could result in increased importation of ethanol from South and Central American countries which could create additional competition in the United States ethanol market and could adversely affect the prices we receive for our ethanol.

Competition from Alternative Fuels

Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol.  Although currently the subject of several state bans, many major oil companies can produce MTBE, and because it is petroleum-based, its use may receive strong support from major oil companies.

Alternative fuels, gasoline oxygenates and alternative ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we possess. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol.  New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.

Further, recent legislation, including the Energy Independence and Security Act of 2007, clearly encourages the development of advanced renewable fuels such as cellulosic ethanol that can be produced from feedstock other than raw grains.  This alternative may be preferable to corn based ethanol and may enjoy more governmental and consumer support.  This may decrease the demand for and price of the ethanol we produce.

Distillers Grains Competition

Our plant primarily competes with other ethanol producers in the production and sales of distillers grains.  According to the University of Minnesota’s DDGS—General Information website (last updated November 29, 2007) approximately 3,200,000 to 3,500,000 tons of distillers grains are produced annually in North America, approximately 98% of which are produced by ethanol plants. The remaining 1 to 2% of DDGS is produced by the alcoholic beverage industry.  The amount of distillers grains produced is expected to continue to increase as the number of operating ethanol plants increases.  This could negatively impact the price at which we sell our distillers grains unless demand expands in relation to the expanding supply.  Our distillers grains compete with other livestock feed products such as soybean meal, corn gluten feed, dry brewers grain and mill feeds.  However, due to current high corn and soybean prices, the price of distillers grains has risen.  However, increases in distillers grains supply may dampen any increases in distillers grains prices that we have experienced as a result of corn and soybean price increases.

General Ethanol Demand and Supply

Ethanol has important applications, primarily as a high-quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance.  Ethanol contains 35% oxygen by weight.  As a result, gasoline, when blended with ethanol, burns cleaner, and releases less carbon monoxide and other exhaust emissions into the atmosphere.

According to the Renewable Fuels Association, demand for fuel ethanol in the United States continued to increase in 2007.  Domestic ethanol demand was more than 6.8 billion gallons in 2007 according to Renewable Fuels Association statistics.  Further, domestic ethanol production is estimated by the RFA to be nearly 6.5 billion gallons.  If the supply of ethanol increases at a more rapid rate than demand, the price at which we can sell our ethanol may decrease.  The ethanol industry must continue to grow demand for ethanol in order to support current ethanol prices and allow the ethanol industry to remain profitable.

Demand for ethanol may remain strong as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline.  The National Ethanol Vehicle Coalition reports as of February 14, 2008, that there are approximately 1,500 retail gasoline stations supplying E85.  While the number of retail E85 suppliers increases significantly each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  According to the RFA, as of February 2008, there are more than 6 million flex fuel vehicles on the road in the United States.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol as a result of E85 consumption.

The following table shows U.S. ethanol production capacity by state as of January 2008.  This table includes both operating ethanol production facilities and those that are currently under construction.

U.S. ETHANOL PRODUCTION CAPACITY BY STATE

    In Millions of Gallons

	Online	Under Construction/ Expansion	Total
Iowa	2059	1435	3,494
Nebraska	1143.5	691	1,834.5
Illinois	887	254	1,141
Minnesota	619.6	457.5	1,077.1
South Dakota	683	283	966
Indiana	470	450	920
Ohio	68	470	538
Kansas	432.5	75	507.5
Wisconsin	408	90	498
Texas	100	255	355
North Dakota	123	220	343
Michigan	215	50	265
California	73	155	228
Tennessee	67	138	205
Missouri	201	0	201
New York	50	114	164
Oregon	40	108	148
Colorado	125	0	125
Georgia	0.4	120	120.4
Arizona	55	0	55
Washington	0	55	55
Kentucky	35.4	0	35.4
New Mexico	30	0	30
Wyoming	5	0	5
Louisiana	0	1.5	1.5
Total	7,888.4	5,536	13,424.4
Source: Renewable Fuels Association, January 2008

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

Dependence on One or a Few Major Customers

                As discussed above, we have entered into marketing agreements for services related to marketing and distributing our principal products, ethanol and distillers grains.  Pursuant to our agreements with RPMG and CHS, we rely on others for the sale and distribution of almost all of our products, except for those distillers grains that we market locally.  Therefore, we expect to continue to be highly dependent on RPMG and CHS for the successful marketing of our products.  Any loss of RPMG or CHS as our marketing agent for our ethanol and distillers grains or any lack of performance under these agreements or inability to secure competitive prices could have a significant negative impact on our revenues.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations, and we have been required to obtain a number of environmental permits to construct and operate the plant.  We have obtained all of the necessary permits to operate the plant.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional permits or spend considerable resources on complying with such regulations.

                In addition, we may be required to purchase and install equipment for controlling and improving emissions.  In fiscal year 2007, our costs of environmental compliance were approximately $252,000 compared to approximately $81,000 for the same period of 2006.  In 2006 we applied for renewal of our air permit which was approved effective August 16, 2007.  This air permit expires on August 16, 2012.

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

Employees

As of December 31, 2007, we had a total of 39 full-time employees, including 33 full-time employees in ethanol production operations and 6 full-time employees in general management and administration.  We do not expect to hire a significant number of employees in the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States.  All of the products sold to our customers for fiscal years 2007, 2006 and 2005 were produced in the United States and all of our long-lived assets are domiciled in the United States.  We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers.

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

Risks Relating to Our Business

Increases in the price of corn would reduce our profitability.  Our results of operations and financial condition are significantly affected by the price and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.  The price at which we purchase corn has risen substantially in the last year and we expect the price may continue to increase.  Despite the third largest corn crop on record of approximately 10.74 billion bushels in 2006, the price we paid for corn increased approximately 89% in our 2007 fiscal year as compared to the same period of 2006.  While the USDA estimates the 2007 corn crop produced a record 13.1 billion bushels of corn, the selling price of corn continues to rise.

Increases in demand for corn from both the world foodstuff markets and from increased production of ethanol have increased the price of corn.  We expect demand for corn from the ethanol industry to continue to expand.  The Renewable Fuels Association estimates as of March 4, 2008, there were 143 ethanol plants in operation nationwide with the capacity to produce more than 8 billion gallons of ethanol annually.  An additional 57 new plants and 7 expansions are currently under construction, which will add an additional estimated 5.3 billion gallons of annual production capacity.  Approximately 90% of the ethanol produced in the United States uses corn as its feedstock.  This increased supply of ethanol will continue to increase demand for corn.

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

                Corn, as with most other crops, is affected by weather, disease and other environmental conditions.  The price of corn is also influenced by general economic, market and government factors.  These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand supply and quality.  Changes in the price of corn can significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions.  If we endure high corn prices for a sustained period of time without corresponding increases in the selling price of ethanol and distillers grains, such pricing may reduce our ability to operate our ethanol plant profitably.  If our region becomes saturated by ethanol plants, corn use for ethanol could consume a significant portion of the total corn production in our region, which would likely increase local corn prices.  We may not be able to offset an increase in the price of corn by increasing the price of our products.

The prices for and availability of natural gas are subject to volatile market conditions, including supply shortages and infrastructure incapacities.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and distillers grains for our customers.  During the end of 2005 and early 2006, natural gas supply disruptions as a result of hurricanes in the Gulf Coast lead to historic high natural gas prices.  At any time, similar supply disruptions may increase the price we pay for natural gas.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.

                Increases in the price we pay for corn and natural gas, without corresponding increases in the price we receive for our ethanol and distillers grains, may make our ethanol plant operate unprofitably which could reduce or eliminate the value of our units.

The spread between ethanol and corn prices can vary significantly.  Corn costs significantly impact our cost of goods sold.  The spread between the price of ethanol and the price we pay per bushel of corn has fluctuated significantly in the past and may fluctuate significantly in the future.  The spread between the price of ethanol and price of corn may continue to be volatile and may lead to volatility in our net income.  Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.

Our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains. The prices of ethanol and distillers grains can be volatile as a result of a number of factors. These factors include overall supply and demand, the price of gasoline, the price of corn, government mandates for ethanol use such as the Renewable Fuels Standard, levels of government support, and the availability and price of competing products.

The selling price of ethanol peaked in 2006 and was significantly lower during the summer of 2007.  We anticipate the price of ethanol to be volatile as new ethanol plants come on-line increasing ethanol supply.  The interaction of the new ethanol supply and demand will likely create swings in the price of ethanol into the foreseeable future.  Should ethanol demand expand at a slower pace than increases in ethanol supply, we anticipate the selling price of ethanol to decrease.  Further, we anticipate that increases in ethanol supply will also lead to increases in distillers grains supply.  If the increased supply of distillers grains is not also met with corresponding increases in distillers grains demand, it may reduce the selling price of distillers grains.  As the ethanol industry continues to grow, we anticipate volatility in the price of both ethanol and distillers grains which makes future price projections unreliable.  Any downward changes in the price of ethanol and/or distillers grains may result in less revenue and may impact our ability to operate profitably.

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

We sell a substantial portion of the distillers grains we produce to CHS under our distillers grains marketing agreement.  CHS is the sole buyer of all of our distillers grains that we do not sell locally, and we rely heavily on its marketing efforts to successfully sell our product.  We currently only market locally a small percentage of the distillers grains we produce.  Because CHS sells distillers grains for a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent upon the financial health of CHS, as a significant portion of our accounts receivable are attributable to CHS.  If CHS breaches the distillers grains marketing agreement or is not in the financial position to purchase and market all of the distillers grains we produce which are not marketed locally by us, we may not have any readily available means to sell our distillers grains, and our financial performance will be adversely and materially affected.  If our agreement with CHS terminates, we may seek other arrangements to sell our distillers grains, including selling our own product, but we give no assurance that our sales efforts would achieve results comparable to those achieved by CHS.

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

Risks Related to Ethanol Industry

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  As of March 4, 2008, there were 143 ethanol plants in operation nationwide with the capacity to produce more than 8 billion gallons of ethanol annually.  An additional 57 new plants and 7 expansions are currently under construction, which will add an additional estimated 5.3 billion gallons of annual production capacity.   Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the selling price of ethanol to continue to decline.  The market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our future profitability.

We operate in a competitive industry and compete with larger, better financed entities.  There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Independence and Security Act of 2007 increased the renewable fuels use mandate that we expect will further increase the number of domestic ethanol production facilities.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Hawkeye Renewable, POET (Formerly Broin), US BioEnergy Corp., and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we produce or expect to produce in the future.  These large ethanol producers may realize economies of scale that we cannot take advantage of and may influence the ethanol industry in ways that are not beneficial to us.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and harm our financial condition.

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

Corn-based ethanol may compete with cellulose-based ethanol in the future.  Especially in the Midwest, most ethanol is currently produced from corn and other raw grains, such as milo or sorghum. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The Energy Independence and Security Act of 2007 offers a very strong incentive to develop commercial scale cellulosic ethanol.  The RFS requires that 16 billion gallons per year of cellulosic ethanol be consumed in the United States by 2022.  We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

Ethanol imported from Caribbean basin countries may be a less expensive alternative to our ethanol.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have built dehydration plants in participating Caribbean Basin countries, such as El Salvador, which convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably, adversely affect our results of operations and financial condition.

Ethanol imported from Brazil may be a less expensive alternative to our ethanol.  Brazil is currently the world’s largest exporter of ethanol.  Until recently, Brazil was also the world’s largest producer of ethanol.  In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. In 2007, according to the Renewable Fuels Association, Brazil produced approximately 5 billion gallons of ethanol and exported a total of nearly 190 million gallons of ethanol to the United States through November 2007 (the last available data).  Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably and adversely affect our financial condition.

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

Risks Related to Regulation and Governmental Action

A change in government policies favorable to ethanol may cause demand for ethanol to decline.  Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning Methyl Tertiary Butyl Ether (MTBE), national tax incentives and the renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our results of operations, financial condition and cash flows.

Government incentives for ethanol production may be eliminated in the future.  The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The provisions of the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007 likely to have the greatest impact on the ethanol industry is the creation of the Renewable Fuels Standard (RFS). The RFS began in 2006 and was expanded in the Energy Independence and Security Act of 2007.  The RFS requires that 9 billion gallons of renewable fuels be used in 2008, expanding to 36 billion gallons by 2022.  However, only approximately 15 billion gallons of the RFS can be met by corn based ethanol.  The remaining gallons of the RFS may be met by other renewable fuels such as cellulosic ethanol and biodiesel.  The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could also reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that decreased demand for ethanol will result, which could negatively affect our profitability and financial condition.

Another important provision involves increasing the production capacity limit of plants that are eligible for the small ethanol producer tax credit. Small ethanol producers are allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was historically limited to 30 million gallons. Under the Energy Policy Act of 2005, the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons. This tax credit may foster additional growth in ethanol plants of a larger size and increase competition in this particular plant size category.  Without these government supports for ethanol, demand for ethanol may decrease which would likely decrease the selling price of ethanol and negatively affect our financial condition.  Without these governmental supports, production of ethanol may become unprofitable which could decrease or eliminate the value of our units.

Changes in environmental regulations or violations of the regulations could reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  In the future, permit requirements may change or we may exceed certain limits in our permits that may lead to regulatory actions by the State of South Dakota or the EPA.  Further, we may be required to secure additional permits in the future which may be costly and may affect our ability to operate the ethanol plant.  We may also be subject to litigation by environmental advocacy groups and other parties based on actual or alleged violations of environmental laws.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance with environmental laws as well as litigation concerning environmental laws could be significant and reduce our profitability and negatively affect our financial condition.

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

ITEM 2.  PROPERTIES.

We own Dakota Ethanol as a wholly-owned subsidiary.  The ethanol plant is located on Dakota Ethanol’s 77-acre rural site near Wentworth, South Dakota. The plant grinds approximately 17.5 million bushels of corn per year to produce approximately 48.9 million gallons of ethanol.  All of our operations occur at our plant in Wentworth, South Dakota.  The original construction of the plant was completed in 2001 and consists of the following buildings:

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

The plant includes a fermenter walkway, gas dryer, evaporator and storage facilities for ethanol and distillers grains.  The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and access roads.

All of Dakota Ethanol’s tangible and intangible property, real and personal, serves as the collateral for debt financing with First National Bank of Omaha described below under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

ITEM 3.  LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, Dakota Ethanol or Lake Area Corn Processors may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the managers that could result in the commencement of legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth quarter of 2007.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

Unit Holders

As of March 15, 2008, the company had 29,620,000 membership units issued and outstanding and a total of approximately 1,015 unit holders.  There is no other class of membership unit issued or outstanding.

Bid and Asked Prices

The following table contains information concerning completed unit transactions that occurred during the last two fiscal years.  Our bulletin board trading system does not track bid and asked prices and therefore we only have information concerning completed unit transactions.

Period	Low Price	High Price	Average Price	# of Units Listed
2006 1st Quarter	$2.61	$2.96	$2.83	172,000
2006 2nd Quarter	$—	$—	$—	—
2006 3rd Quarter	$—	$—	$—	—
2006 4th Quarter	$—	$—	$—	—
2007 1st Quarter	$—	$—	$—	—
2007 2nd Quarter	$3.73	$4.11	$3.99	164,050
2007 3rd Quarter	$3.61	$3.98	$3.87	8,500
2007 4th Quarter	$2.77	$2.92	$2.85	112,000

“—” Indicates period during which unit trading was suspended by the Company.

Distributions

Under the terms of our Amended and Restated Operating Agreement, we are required to make distributions to our members and may not retain more than $200,000 of net cash from operations, unless: (1) a 75% supermajority of our board decides otherwise; (2) it would violate or cause a default under the terms of any debt financing or other credit facilities; or (3) it is otherwise prohibited by law.  Our ability to make distributions to our members is dependent upon the distributions made to us by Dakota Ethanol.  All net income generated from plant operations is distributed by Dakota Ethanol to us since Dakota Ethanol is our wholly-owned subsidiary.  Prior to the Broin family’s assignment of its minority interest in Dakota Ethanol, we would receive approximately 88% of the net income generated by Dakota Ethanol.  We distribute the net income received from Dakota Ethanol to our unit holders in proportion to the number of units held by each unit holder.  A unit holder’s distribution percentage is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.  Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Distributions to our unit holders are also subject to certain loan covenants and restrictions that require us to make additional loan payments based on excess cash flow.  These loan covenants and restrictions are described in greater detail under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

2007 Distributions

In fiscal year 2007, Dakota Ethanol made total cash distributions to LACP of approximately $18,748,000.  As a result, our board of managers approved cash distributions to our members totaling $17,772,000.  The following chart lists the cash distributions made to our members in fiscal year 2007:

Date of Board Approval	Total Distribution	Distribution Per Unit	Distributed to Members of Record as of:
February 7, 2007	$5,924,000	$0.20	January 1, 2007
April 25, 2007	$2,962,000	$0.10	April 1, 2007
May 30, 2007	$2,962,000	$0.10	April 1, 2007
August 1, 2007	$2,962,000	$0.10	July 1, 2007
November 20, 2007	$2,962,000	$0.10	October 1, 2007
Totals	$17,772,000	$0.60

2006 Distributions

In fiscal year 2006, Dakota Ethanol made total cash distributions to LACP of approximately $13,300,000 and approximately $800,000 to the minority members. As a result, our board of managers approved cash distributions to our members totaling $13,329,000. The following chart lists the cash distributions made to our members in 2006:

Date of Board Approval	Total Distribution	Distribution Per Unit	Distributed to Members of Record as of:
February 15, 2006	$2,962,000	$0.10	January 1, 2006
April 11, 2006	$2,962,000	$0.10	January 1, 2006
August 25, 2006	$2,962,000	$0.10	May 1, 2006
November 17, 2006	$4,443,000	$0.15	September 1, 2006
Totals	$13,329,000	$0.45

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

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG LAKE AREA CORN PROCESSORS, LLC,

NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

ITEM 6.                                                     SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data of the Company, which is derived from the audited financial statements for the periods indicated.  The selected consolidated balance sheet financial data as of December 31, 2005, 2004 and 2003 and the selected consolidated income statement data and other financial data for the years ended December 31, 2004 and 2003 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of December 31, 2007 and 2006 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended December 31, 2007 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with (i) the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K; (ii) “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and (iii) “Item 1A Risk Factors” found elsewhere in this Form 10-K.  Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2007	2006	2005	2004	2003
Revenues	$103,739,699	$103,889,412	$80,020,970	$84,432,486	$69,391,182

Cost of Revenues	$80,977,667	$50,792,418	$63,201,108	$71,736,360	$60,198,865

Gross Profit	$22,762,032	$53,096,994	$16,819,862	$12,696,126	$9,192,317

General and Administrative Expense	$(3,721,813)	$(3,938,845)	$(3,610,590)	$(3,058,024)	$(2,620,736)

Income From Operations	$19,040,219	$49,158,149	$13,209,272	$9,638,102	$6,571,581

Interest Expense	$(695,043)	$(1,008,300)	$(1,089,364)	$(1,300,647)	$(1,461,763)

Other Income (Expense)	$(339,971)	$121,719	$238,705	$223,548	$147,629

Minority Interest in Subsidiary Income	$—	$(2,235,776)	$(1,494,029)	$(1,037,458)	$(641,767)

Net Income	$18,005,205	$46,035,792	$10,864,584	$7,523,545	$4,615,680

Capital Units Outstanding	29,620,000	29,620,000	29,620,000	29,620,000	29,620,000
Net Income Per Capital Unit	$0.61	$1.55	$0.37	$0.25	$0.16
Cash Distributions per Capital Unit	$0.60	$0.45	$0.32	$0.21	$0.12

Balance Sheet Data:	2007	2006	2005	2004	2003
Working Capital	$16,054,455	$17,220,709	$1,940,335	$(145,791)	$(115,841)
Net Property, Plant & Equipment	$35,345,093	$35,695,754	$33,468,374	$34,862,856	$35,998,055
Total Assets	$73,554,744	$72,381,310	$42,946,122	$46,065,440	$45,998,055
Long-Term Obligations	$5,077,137	$6,921,695	$8,601,196	$9,882,779	$12,682,279
Minority Interest	$—	$—	$3,234,649	$3,055,597	$2,863,277
Member’s Equity	$56,953,587	$56,720,382	$24,013,590	$22,627,406	$21,324,061
Book Value Per Capital Unit	$1.92	$1.91	$0.81	$0.76	$0.72

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

Dakota Ethanol owns and operates an ethanol plant with a nameplate capacity of 40 million gallons per year.  The plant currently operates in excess of its nameplate capacity, producing approximately 48.9 million gallons of ethanol per year.  Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. After processing the corn, the ethanol is sold to our ethanol marketer, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  Beginning on January 1, 2006, our ethanol has been  marketed by RMPG pursuant to our ethanol marketing agreement.  Previously our ethanol was marketed by a subsidiary of the Broin Company called Ethanol Products, LLC.

On May 30, 2007, we made a $605,000 capital contribution to RPMG and executed certain other agreements necessary to become an owner of RPMG.  Specifically, we became a party to RPMG’s operating agreement, executed a contribution agreement that governs the funding of our capital contribution to RPMG, and entered into a new member ethanol fuel marketing agreement for members of RPMG.  Becoming an owner of RPMG allows us to share any profits made by RPMG and reduces the fees we pay RPMG to market our ethanol.  Pursuant to our member ethanol fuel marketing agreement, we use a pooled marketing arrangement, which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG.  RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  We elected to pay our capital contribution to RPMG over time with a portion of our ethanol sales revenue.

From the commencement of our operations through December 1, 2005, Dakota Gold Marketing, a Broin affiliate, marketed our distillers grains.  From December 1, 2005 until October 1, 2007, our distillers grains were marketed by Commodity Specialist Company (CSC).  CSC was recently purchased by CHS, Inc. (CHS).  On August 8, 2007, CSC assigned our distillers grains marketing agreement to CHS effective October 1, 2007.  Therefore, our distillers grains are currently marketed and sold by CHS under the same terms as our agreement with CSC.  Under the distillers grains marketing agreement, we receive a percentage of the selling price actually received by CHS in marketing the distillers grains to its customers.

Our operating income or loss is significantly tied to the price at which our ethanol and distillers grains are sold.  Historically, the price of ethanol tends to fluctuate based on the price of unleaded gasoline and other petroleum products.  This trend was broken recently and the price of ethanol has more closely followed the price of corn.  However, management believes that the price of ethanol may not continue to follow the price of corn in the future.  Surplus ethanol supplies also tend to put downward price pressure on ethanol.  In contrast, the price of distillers grains generally tends to fluctuate based on the price of substitute livestock feed, such as corn and soybean meal.  Surplus grain supplies tend to put downward price pressure on distillers grains.

Our cost of revenues, which includes production expenses, is significantly affected by the cost of corn and natural gas.  In 2007, for instance, our corn costs represented approximately 66% of our total cost of revenues, whereas the cost of natural gas represented approximately 15% of our total cost of revenues.  Comparatively, in 2006, the cost of corn was approximately 54% of our total cost of revenues, whereas the cost of natural gas was approximately 27% of our total cost of revenues.  This change in the relative percentages of our cost of revenues attributed to corn is due to the significant increase in corn costs that we experienced during our 2007 fiscal year.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, risk management and weather, much of which we have no control over.  Natural gas prices fluctuate with the energy complex in general.  Over the last few years, natural gas prices have trended lower from a peak that we experienced at the end of our 2005 fiscal year and the beginning of our 2006 fiscal year.  We anticipate that natural gas prices will be stable in fiscal year 2008 as compared to fiscal year 2007.

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

Results of Operations

Comparison of Year Ended December 31, 2007 and 2006.

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2007 and 2006:

	2007		2006
Income Statement Data:	Amount	%	Amount	%
Revenues	$103,739,699	100.0	$103,889,412	100.0

Cost of Revenues	80,977,667	78.1	50,792,418	48.9

Gross Profit	22,762,032	21.9	53,096,994	51.1

General and Administrative Expense	(3,721,813)	(3.6)	(3,938,845)	(3.8)

Income From Operations	19,040,219	18.4	49,158,149	47.4

Other Income (Expense)	(1,035,014)	(1.0)	(886,581)	(0.9)

Minority Interest in Subsidiary Income	—	—	(2,235,776)	(2.2)

Net Income	18,005,205	17.4	46,035,792	44.3

Revenues

During our fiscal year ended December 31, 2007, we experienced a slight decrease in our total revenue compared to our 2006 fiscal year.  This decrease in our revenue was a result of the net effect of decreased ethanol revenue offset by a smaller increase in distillers grains revenue during our 2007 fiscal year as compared to the same period of 2006.  Additionally, we experienced an approximately $26,000 decrease in incentive revenue in fiscal year 2007 as compared to fiscal year 2006.

Our revenue from sales of ethanol decreased approximately 3% during our 2007 fiscal year as compared to our 2006 fiscal year.  The reason for this decrease was primarily due to a lower average selling price for our ethanol during our 2007 fiscal year as compared to the same period of 2006, which was partially offset by an increase in the volume of ethanol we sold.  The average price we received for our ethanol during our 2007 fiscal year was approximately 5% lower than the average price we received in fiscal year 2006.  However, ethanol prices reached historic highs during our 2006 fiscal year as a result of the interaction of a number of factors, including significantly increased ethanol demand as a result of the Renewable Fuels Standard and the replacement of MTBE with ethanol as the oxygenate of choice for reformulated gasoline.  Management attributes this decrease in the average sales price of ethanol during our 2007 fiscal year with the significant increase in ethanol supply that came into the market during our 2007 fiscal year.  Management believes that this significant increase in supply may have exceeded demand for ethanol at certain points during our 2007 fiscal year, which negatively affected the price we received for our ethanol.  However, the most significant decreases in ethanol prices occurred during the middle of our 2007 fiscal year, and ethanol prices rebounded towards the end of our 2007 fiscal year.

Management expects that ethanol prices will remain volatile as new ethanol supply enters the market and interacts with increases in ethanol demand.  Management anticipates that ethanol prices may decrease during the summer months of the 2008 fiscal year as a result of increases in ethanol supply that management expects will become operational during that time period.  We depend on RPMG to market the ethanol we produce.  If RPMG is unable to market the ethanol we produce, or market the ethanol we produce at competitive prices, we anticipate that this will negatively affect our revenue.

The ethanol industry’s ability to increase demand for ethanol in the coming years to offset increases in supply will be critical to our success.  If demand does not increase in proportion to supply increases, the price of ethanol may decrease and we may not be able to operate profitably.  Increased consumption of E85 fuel and increased consumer awareness of ethanol may increase ethanol demand.  The United States Department of Energy Alternative Fuels Data Center has reported that the availability and use of E85 is growing nationally, and the availability of E85 and Flex Fuel Vehicles is expected to increase significantly in the next few years.  However, demand for ethanol as a result of increased E85 use will only occur if E85 becomes more readily available for consumers to purchase it and if the number of Flex Fuel Vehicles increases.  The National Ethanol Vehicle Coalition reports as of February 14, 2008, that there are currently approximately 1,500 retail gasoline stations supplying E85.  While the number of retail E85 suppliers increases significantly each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol as a result of E85 consumption.

Additionally, management believes that increased government mandates for renewable fuels use will positively impact demand for ethanol.  As a result of the Energy Independence and Security Act of 2007, the national Renewable Fuels Standard (RFS) increased to 9 billion gallons of renewable fuels in 2008.  The RFS requires the use of 36 billion gallons of renewable fuels by 2022.  However, the RFS requires that a significant portion of these 36 billion gallons come from “advanced” renewable fuels.  Grain based ethanol, such as the ethanol we produce, that may be used to meet the RFS is capped at 15 billion gallons per year starting in 2015.  Therefore, demand for corn based ethanol may not expand significantly past 15 billion gallons due to the cap in the RFS.  The advanced renewable fuels that can be used to satisfy the remaining gallons of the RFS include cellulosic ethanol.  Cellulosic ethanol is ethanol that is produced from cellulose, which is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants.  Current technology makes it difficult or impossible to produce ethanol cost-effectively from cellulose.  However, the RFS and state and federal grant programs are encouraging the development of commercial-scale cellulosic ethanol production.  Several grants were recently made for pilot projects that are attempting to produce cellulosic ethanol on a commercial scale.

                During our 2007 fiscal year, we increased the number of gallons of ethanol we produced by approximately 2.3% compared to the same period of 2006.  Management attributes this increase in ethanol production to a decrease in the amount of plant down-time that we experienced during our 2007 fiscal year as compared to our 2006 fiscal year.  This increase in ethanol and distillers grains production increased our revenues in fiscal year 2007.

                In our 2007 fiscal year, we increased our distillers grains revenue by approximately 29% compared to the same period of 2006.  This increase in the revenue was a result of a combination of an increase in the average price we received for our distillers grains and an increase in the total distillers grains production by us during our 2007 fiscal year as compared to the same period of 2006.  We experienced an increase of approximately 10% in the average price we received for our dried distillers grains during our 2007 fiscal year as compared to the same period 2006.  Additionally, we experienced an increase of approximately 29% in the average price we received for our modified/wet distillers grains during our 2007 fiscal year as compared to the same period of 2006.  Management believes that these increases in the average prices we received for our distillers grains during the 2007 fiscal year was a result of the significant increases in corn and soybean meal prices during 2007.  Distillers grains can be used as a feed substitute for corn and soybean meal.  Management believes that the average selling price of distillers grains will continue to move in correlation to changes in the prices of corn and soybean meal.  Since distillers grains prices tend to increase in response to increases in corn prices, management expects that increased sales revenue from distillers grains sales may somewhat offset increases in our cost of revenues as a result of increases in corn prices.

However, as additional ethanol supply enters the market, management expects the supply of distillers grains will also increase, which may negatively impact the price we receive for our distillers grains.

                We increased the total tons of distillers grains we produced during our 2007 fiscal year by approximately 6% compared to the same period of 2007.  This increase in the total distillers grains production was a result of increased ethanol production.  Since distillers grains are the primary co-product of our ethanol production process, as ethanol production increases, distillers grains production will correspondingly increase.

                We increased the amount of distillers grains we marketed as wet/modified distillers grains during our 2007 fiscal year as compared to our 2006 fiscal year.  Wet/modified distillers grains require less natural gas to produce than dried distillers grains, which decreases our cost of revenues.  We market a portion of the wet/modified distillers grains we produce locally.  Management expects to continue to make decisions as to whether our distillers grains will be dried and marketed as dried distillers grains based on market conditions that exist in the distillers grains markets.  These market conditions include supply and demand factors as well as the price difference between dried distillers grains and wet/modified distillers grains and the price of natural gas.

                During our 2007 fiscal year, we experienced a decrease in incentive income of approximately $26,000.  We annually receive an ethanol producer’s incentive from the State of South Dakota.  In our 2007 fiscal year, we did not receive the annual maximum allocation under this program as a result of budget constraints on the South Dakota program.  Management does not expect that we will receive the maximum allocation in fiscal year 2008 for the same reason.  We did not receive any federal incentive income during our 2007 fiscal year.

Cost of Revenues

Our cost of revenues as a percentage of revenues was approximately 78% and approximately 49% for the fiscal years ended December 31, 2007 and 2006 respectively.  Our total cost of revenues increased by approximately 59% during our 2007 fiscal year compared to the same period of 2006.  This significant increase in cost of revenues resulted from a significant increase in the average price per bushel we paid for corn during our 2007 fiscal year and increased corn consumption by the ethanol plant as a result of the increased ethanol and distillers grains production.

The average price we paid per bushel of corn increased by approximately 89% during Dakota Ethanol’s 2007 fiscal year as compared to the same period of 2006.  This significant increase in the average price we paid for corn has significantly increased our cost of revenues.  Despite the fact that the United States corn crop that was harvested in the fall of 2007 produced approximately 13.1 billion bushels of corn, the most corn ever produced in  one year in the United States, the average price per bushel of corn continues to rise.  Management believes the current high corn prices are a result of expanded domestic demand, including increased corn demand as a result of ethanol production, increased corn exports as a result of a weak United States Dollar, and current high petroleum prices which affect the average price we pay for corn.  Management anticipates that corn prices will remain high into the foreseeable future.  However, management believes that the corn supply will continue to expand due to the current high corn prices which may somewhat control future corn prices.  Management does not anticipate difficulty securing sufficient corn to operate the ethanol plant in the foreseeable future.

We use derivative instruments to help protect the prices we pay for our raw materials, including corn and natural gas.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We partially offset these losses with the cash price we pay for corn.  Management anticipates continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

We use significant amounts of natural gas to dry the distillers grains produced at the ethanol plant.  Total cost of revenues attributed to natural gas decreased during our 2007 fiscal year by approximately 13% compared to the same period of 2006.  This decrease in cost of revenues attributed to natural gas costs was a result of decreased natural gas consumption and a decreased average price we paid for natural gas during our 2007 fiscal year.  Total natural gas consumption at the ethanol plant decreased by approximately 3% during the 2007 fiscal year as compared to same period of 2006.  The reason for this decrease in natural gas consumption was the fact that we sold less dried distillers grains in fiscal year 2007 and more wet/modified distillers grains.  This decreased the amount of distillers grains drying that was required in fiscal year 2007 and therefore reduced our total natural gas consumption.  Further, we experienced a decrease of approximately 10% in the average price we paid per MMBTU of natural gas in fiscal year 2007 as compared to the same period of 2006.  Natural gas prices increased sharply at the end of 2005 and the beginning of 2006 as a result of supply interruptions from hurricane activity in the Gulf Coast.  These supply interruptions caused a spike in natural gas prices that subsequently decreased in 2007.  Management anticipates relatively stable natural gas prices in fiscal year 2008 barring any supply interruptions like those experienced during our 2006 fiscal year.  Management anticipates that natural gas consumption at the ethanol plant will stay at its current level unless we further reduce the amount of distillers grains we sell in the dried form.

General and Administrative Expense

Our general and administrative expenses decreased slightly in our 2007 fiscal year compared to the same period of 2006.  This decrease in general and administrative expenses resulted from the net effect of increased professional fees, including legal fees and Sarbanes-Oxley Section 404 Compliance consulting fees and increased environmental compliance fees, and decreased bonus expenses for fiscal year 2007 as compared to fiscal year 2006.  Our general and administrative expenses as a percentage of revenue were approximately 3.6% and 3.8% for fiscal years 2007 and 2006 respectively.

Income from Operations

Our income from operations for fiscal year 2007 totaled approximately $19,040,000 compared to approximately $49,158,000 for fiscal year 2006.  This significant decrease in income from operations is due primarily to a significant increase in corn costs that significantly increased our cost of revenues.  In fiscal year 2006, the ethanol industry experienced historic high ethanol prices along with relatively lower corn costs.  Since corn is the largest raw material cost to produce ethanol, this created a situation where the profit margin per gallon of ethanol was very high during our fiscal year 2006.  Comparatively, we experienced slightly lower ethanol prices in fiscal year 2007 compared to 2006, and significantly higher corn costs.  The net effect of these changes led to a lower profit margin per gallon of ethanol produced for our 2007 fiscal year compared to fiscal year 2006.

Other Income and Expense

Our total other expense for the twelve months ended December 31, 2007 was approximately 17% higher compared to our other expense for the 2006 fiscal year.  This increase in other expense for our 2007 fiscal year was a result of increased loss on equity on investments compared to fiscal year 2006.  We offset this increased loss on equity in investments with a larger interest income and decreased interest expense in fiscal year 2007 compared to fiscal year 2006.

Minority Interest in Subsidiary Income

For our 2007 fiscal year, there was no minority interest in Dakota Ethanol as the Broin family minority interest was repurchased in June 2006.  Dakota Ethanol made distributions to the Broin family of approximately $2,236,000 in fiscal year 2006 pursuant to its minority interest in Dakota Ethanol.  This decreased the distributions that were paid to Lake Area Corn Processors in fiscal year 2006.

Net Income

Net income decreased by approximately 61% in our 2007 fiscal year, as compared to the same period of 2006.  This significant decrease in net income was a direct result of the significant increase in cost of revenues that we experienced in fiscal year 2007 compared to fiscal year 2006, offset by the lack of a minority interest distribution to the Broin family.

Changes in Financial Condition for the Fiscal year ended December 31, 2007 Compared to the Fiscal Year Ended December 31, 2006.

                Total assets were $73,554,774 on December 31, 2007, as compared to $72,381,310 on December 31, 2006.  Current assets totaled $27,578,505 on December 31, 2007, as compared to $25,959,942 on December 31, 2006.  We had approximately $6,313,000 less cash on hand on December 31, 2007 as compared to December 31, 2006.  This significant decrease in cash on hand was a result of more cash being used for corn inventory as a result of more bushels of corn being stored on-site due to our new grain storage bin as well as an increase in the price of corn at the end of our 2007 fiscal year.  This significant decrease in cash on hand was offset by increases in ethanol receivables, raw material inventory, and approximately $4,677,000 that was due from our commodities broker on December 31, 2007.  The significant increase in raw material inventory was a result of our increased grain storage capacity as a result of the new grain bin that was constructed during fiscal year 2007 along with a significant increase in corn price.

                Property plant and equipment and other assets were relatively unchanged between our fiscal year end on December 31, 2007 compared to December 31, 2006.

                Current liabilities were higher at our 2007 fiscal year end compared to 2006.  This increase was the result of increased accounts payable and the fact that we had approximately $2,333,000 outstanding on our revolving loan on December 31, 2007.  The increase in our accounts payable was primarily a result of increased corn prices which increased the value of our accounts payable.  Long term liabilities continue to decrease as we make payments on our term loan and due to decreases in our guarantee payable.

                Members’ equity remained relatively unchanged at our fiscal year end on December 31, 2007 as compared to December 31, 2006.  We continue to make distributions to our members approximately quarterly.

Comparison of Year Ended December 31, 2006 and 2005.

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2006 and 2005:

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

Revenues

The increase in revenues for fiscal year 2006 compared to fiscal year 2005 was due primarily to an increase in the selling price of ethanol and distillers grains, which despite decreased production of ethanol and distillers grains resulted in higher revenues from sales of those products.  Our production of ethanol and distillers grains decreased in fiscal year 2006 as compared to fiscal year 2005 as a result of additional plant downtime for general maintenance.  Net gallons of denatured ethanol sold totaled approximately 47.7 million in fiscal 2006 compared to approximately 47.6 million in fiscal 2005.  The average per gallon price we received for our ethanol sold for 2006 increased by approximately 30% compared to the twelve months ended December 31, 2005.  Sales of co-products increased slightly by approximately 0.6% in 2006 compared to co-products sales in 2005 due to increased market prices for corn.  In addition, the total incentive revenue from state programs increased by approximately 18% in fiscal year 2006 as compared to fiscal year 2005.  We received incentive revenue from the State of South Dakota for production of ethanol.  We did not receive any incentive revenue from the federal government in fiscal year 2006 or 2005.  Part of our increase in incentive income was due to the fact that in fiscal year 2005, we had an incentive repayment of approximately $46,000 that we did not have to pay in fiscal year 2006.  The ethanol industry experienced record high ethanol prices in 2006.  Replacement of MTBE with ethanol as a fuel oxygenate along with higher gasoline costs drove demand for ethanol.

                Overall, the market value of distillers grains increased in 2006 compared to 2005.  This increased market value was largely due to equivalent increases in the value of corn and soybeans, which are alternative feed products to distillers grains.  However, our revenues from distillers grains decreased in fiscal year 2006 compared to fiscal year 2005 because of the form in which we sold our distillers grains.  We sold more modified (moderate wet) distillers grains and less dried distillers grains in 2006 compared to 2005.  The modified distillers grains resulted in a lower net value per ton than the dried products.  We produced more modified to increase our volume of sales in the local market and to decrease our natural gas cost as the modified distillers grains uses less natural gas in the drying process.

                Incentive revenue from the State of South Dakota increased approximately $74,000, or approximately 11% in fiscal year 2006 compared to fiscal year 2005.  Due to budget constraints, we did not receive the annual maximum benefit from the State of South Dakota program for our 2006 fiscal year.

Cost of Revenues

Our cost of revenues as a percentage of revenues was approximately 49% and approximately 79% for the twelve months ended December 31, 2006 and 2005 respectively.  The decrease in our cost of revenues from period to period was primarily due to reduced corn costs.  The average per bushel price we paid for our corn increased approximately 10% for the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005, however, our total corn costs decreased in fiscal year 2006 due to additional hedging gains of approximately $5.5 million.

In fiscal year 2006 we experienced an average 4% decrease in the price we paid for natural gas.  This, along with our decreased natural gas usage due to decreased production of dried distillers grains lead to a decrease in our natural gas costs of approximately 7% for fiscal year 2006 as compared to fiscal year 2005.  The price of natural gas decreased if fiscal year 2006 from historic high prices that occurred at the end of fiscal year 2005 due primarily to Hurricane Katrina.

General and Administrative Expense

Our operating expenses as a percentage of revenue were approximately 3.8% and 4.5% for fiscal year 2006 and 2005 respectively.  This decrease was due primarily to the fact that we did not pay a management fee to Broin Management during our 2006 fiscal year that was paid during the 2005 fiscal year.

Income from Operations

Our income from operations for fiscal year 2006 totaled approximately $49,158,000 compared to approximately $13,209,000 for fiscal year 2005.  This increase in income from operations was due primarily to an increase in revenues due to high ethanol prices and a decrease in cost of revenues due to lower corn and natural gas costs along with decreased corn and natural gas consumption.

Other Income and Expense

Our total other income and expense for the twelve months ended December 31, 2006 was substantially the same as the other income and expense for the twelve months ended December 31, 2005.  Our interest expense for the fiscal year ended 2006 decreased due to a reduction in the principal balance on the loans outstanding with our primary lender.

Minority Interest in Subsidiary Income

Minority interest in subsidiary income increased to approximately $2,236,000 for the year ended December 31, 2006, from $1,494,029 for the year ended December 31, 2005.  This increase was despite the fact that we purchased the Broin family minority interest in June 2006 and the minority interest only existed for six months of fiscal year 2006.  The increase in minority interest in subsidiary income was primarily due to the increased profitability of Dakota Ethanol, which increased by approximately $35.2 million for the fiscal year ended December 31, 2006 as compared to the fiscal year ended December 31, 2005.

Net Income

Net income increased to approximately $46 million for the fiscal year ended December 31, 2006 from $10.8 million for the year ended December 31, 2005.  This increase was primarily a result of the favorable spread between the selling price of ethanol and the price of our raw materials and our purchase of the Broin family minority interest in Dakota Ethanol.

Changes in Financial Condition for the Fiscal Year Ended December 31, 2006 Compared to the Fiscal Year Ended December 31, 2005.

                Assets totaled $72,381,310 on December 31, 2006, as compared to $42,946,122 on December 31, 2005.  Current assets totaled $25,959,942 on December 31, 2006, as compared to $9,037,022 on December 31, 2005.  This increase in current assets resulted from a significant increase in cash we had on hand at December 31, 2006 compared to December 31, 2005 due to our continuing operations as well as nearly $9,000,000 in derivative financial instruments that were on our balance sheet on December 31, 2006.  Our total assets also increased as a result of approximately $10,396,000 in goodwill that was included on our balance sheet as a result of the Broin repurchase that occurred in fiscal year 2006.

Current liabilities on December 31, 2006 were relatively unchanged compared to December 31, 2005.   Long-term liabilities continued to decrease during our 2006 fiscal year as a result of our ongoing term loan payments.  Total members equity on December 31, 2006 was approximately $56,720,000, a significant increase compared to December 31, 2005.  This significant increase was a result of a significant increase in retained earnings that occurred as a result of our ongoing operations.

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

Derivative Instruments

                Dakota Ethanol enters into short-term cash grain, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices.  Dakota Ethanol enters into short-term forward, option and futures contracts for sales of ethanol to manage exposure to changes in energy prices.  All of Dakota Ethanol’s derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

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

Liquidity and Capital Resources

The following table shows cash flows for the last two years:

	Year ended December 31,
	2007	2006
Net cash from operating activities	$12,957,731	$41,808,080
Net cash used for investing activities	(2,138,895)	(19,743,726)
Net cash used for financing activities	(17,131,489)	(16,094,861)

Cash Flow From Operations.  The significant decrease in net cash from operating activities primarily resulted from the significant decrease in net income that resulted during Dakota Ethanol’s 2007 fiscal year compared to the same period of 2006.  This decrease resulted from a significant increase in cost of revenues as a result of a significant increase in the average price per bushel that we paid for corn.

Cash Flow From Investing Activities.  We experienced a significant decrease in net cash used for investing activities in fiscal year 2007 compared to fiscal year 2006.  This decreased resulted from the fact that we repurchased the Broin minority interest in Dakota Ethanol in June 2006 for approximately $19,376,000.  Further, Dakota Ethanol used $350,000 in cash to install a hammermill.  In fiscal year 2007, we had an increase in net cash used in investing activities as a result of a grain bin that was constructed during fiscal year 2007 of approximately $2.2 million and the investment in RPMG of $360,000.

Cash Flow From Financing Activities. During our 2007 fiscal year, we had an increase in net cash used for financing activities of $4,443,000 as a result of the fact that we paid approximately $0.15 more per unit in distributions during our 2007 fiscal year as compared to the same period of 2006.  In fiscal year 2006, we issued a note in the amount of $19,100,000 to repurchase the minority interest in Dakota Ethanol held by the Broin family.  This note was repaid during our fiscal year 2006.  Our net cash used in financing activities was also higher in fiscal year 2006 as a result of distributions that were made by Dakota Ethanol to the minority owner and payments made on a guarantee issued by us.

Management anticipates sufficient cash flow from operating activities and revolving debt to cover debt service obligations, operations and planned capital expenditures for the next 12 months.

The following table shows a comparison of cash flows for the fiscal years ended December 31, 2005 and December 31, 2006:

	Year ended December 31,
	2006	2005
Net cash from operating activities	$41,808,080	$14,300,244
Net cash used for investing activities	(19,743,726)	(684,811)
Net cash used for financing activities	(16,094,861)	(15,118,655)

Cash Flow From Operations.  The increase in net cash flow provided from operating activities between 2006 and 2005 was primarily due to a favorable spread between the price of corn and the price of ethanol.  This significantly increased our net income in fiscal year 2006 compared to fiscal year 2005.

Cash Flow For Investing Activities.  We used cash provided by operating activities for capital expenditures which totaled approximately $367,000 for fiscal 2006 compared to approximately $1,155,000 for fiscal 2005.  This decrease primarily reflects higher expenditures for the purchase of property and equipment that occurred in fiscal year 2005 as compared to 2006.  In 2005, we installed pollution equipment including a scrubber and vapor flare for the purpose of controlling air emissions from the plant.  An additional $300,000 in cash was used in 2005 to modify the distillers grains drying system.  In fiscal year 2006, our primary capital expenditure was for the installation of a hammermill.

Cash Flow For Financing Activities. We used more cash for financing activities in fiscal year 2006 as compared to the same period of 2005 primarily as a result of increased distributions that were paid in fiscal year 2006.  In fiscal year 2006, distributions of $13,329,000 and $816,419 were made to our members and the minority members of Dakota Ethanol, respectively, compared to $11,551,800 and $1,154,799, respectively, during fiscal 2005.

Indebtedness

First National Bank of Omaha is Dakota Ethanol’s primary lender.  Dakota Ethanol has two notes or loans outstanding with First National Bank pursuant to a Construction Loan Agreement and Construction Note dated September 25, 2000 and amendments thereto.

Short-Term Debt Sources

On May 20, 2007, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on May 19, 2008 and the amount available is subject to certain financial ratios.  Interest on any outstanding principal balance accrues at fifty basis points above the bank’s base rate (7.25% on December 31, 2007). There is a commitment fee of 3/8% on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On

December 31, 2007, Dakota Ethanol had an outstanding balance on the note of $2,333,000, and $667,000 was available to be drawn on the revolving promissory note.

Long-Term Debt Sources

Dakota Ethanol has one long-term note payable to First National Bank of Omaha that was used for the permanent financing of the plant.  Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements pursuant to the loan agreement.    As of December 31, 2007, we were in compliance with all of our loan covenants.  The term note is secured by the ethanol plant.  The note is subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.

The balance of the term note requires quarterly payments which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on the outstanding principal balances accrues at a fixed rate of 9% annually.  The principal balance due pursuant to the note as of December 31, 2007 was $6,599,140.

Finally, Dakota Ethanol has a long-term debt obligation on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The portion for which Dakota Ethanol is obligated is estimated at $323,276. The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which Dakota Ethanol was the recipient of the proceeds.  In 2003, Lake County became aware that the taxes collected from the property on which the plant was located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and change in interest rates during December of 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, Dakota Ethanol entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on Dakota Ethanol’s property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, Dakota Ethanol’s obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which Dakota Ethanol’s plant is located.   The interest rate on the bonds is 7.75% annually.  The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While Dakota Ethanol’s obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was $1,099,974 as of December 31, 2007.

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments.  The following tables provide information regarding our consolidated contractual obligations and commitments as of December 31, 2007:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$7,726,541	$2,326,760	$4,653,520	$746,261	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	45,726,113	35,838,995	9,981,518	205,600	—
Other Long-Term Liabilities	323,276	62,319	113,163	104,527	43,267
Total Contractual Cash Obligations	$53,775,930	$38,228,074	$14,748,201	$1,056,388	$43,267

                The long-term debt obligations in the table above include both principal and interest payments with a fixed annual interest rate of nine percent.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving letter of credit which bears variable interest rates.  Specifically, we have approximately $2,333,000 outstanding in variable rate, long-term debt as of December 31, 2007.  The specifics of this revolving note is discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

Commodity Price Risk

We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of revenues.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a decrease to cost of revenues of approximately $1,258,000 related to derivative instruments for the year ended December 31, 2007.  We recorded a decrease to cost of revenue of approximately $11,448,000 and a decrease to cost of revenues of approximately $817,000 related to derivative instruments for the years ended December 31, 2006 and 2005, respectively.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our corn usage for fiscal year 2008 will be approximately 17.5 million bushels for the production of 48.9 million gallons of ethanol.  We have price protection for approximately 55% of our expected corn usage for fiscal year ended December 31, 2008 using CBOT futures and options and over-the-counter option contracts.  As we move forward, additional price protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2009.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are expected to produce long-term positive growth for us.

As of December 31, 2007, we are committed to purchasing 60,000 mmBtu’s of natural gas for 2008, valued at approximately $480,000.  The natural gas purchases represent approximately 4% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of December 31, 2007, December 31, 2006 and December 31, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
December 31, 2007	$39,641,473	$3,964,147
December 31, 2006	$8,957,869	$895,786
December 31, 2005	$170,125	$17,012

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee

Lake Area Corn Processors, LLC

We have audited the consolidated balance sheet of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Lake Area Corn Processors, LLC and subsidiary’s internal control over financial reporting as of December 31, 2007 included in the Annual Report included in Form 10K, and accordingly, we do not express an opinion thereon.

McGladrey & Pullen, LLP

Des Moines, Iowa

March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee

Lake Area Corn Processors, LLC

We have audited the accompanying consolidated statements of operations, changes in members’ equity, and cash flows of Lake Area Corn Processors, LLC and subsidiary for the year ended December 31, 2005.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we do not express such an opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Lake Area Corn Processors, LLC and subsidiary for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Eide Bailly LLP

Sioux Falls, South Dakota

February 6, 2006

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS

CURRENT ASSETS
Cash	$361,122	$6,673,775
Receivables
Ethanol	—	3,519,875
Ethanol - related party	4,424,712	—
Distiller’s grains	559,849	376,710
Incentives	166,667	166,667
Other	5,267	42,738
Inventory
Raw materials	4,927,377	1,965,408
Finished goods	1,342,893	1,220,400
Parts inventory	1,112,896	971,756
Work in process	700,039	602,501
Due from broker	4,677,332	—
Derivative financial instruments	9,000,243	10,116,151
Prepaid expenses	300,108	303,961

Total current assets	27,578,505	25,959,942

PROPERTY AND EQUIPMENT
Land	126,097	126,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	38,820,526	36,571,921
	49,700,834	47,452,229
Less accumulated depreciation	(14,355,741)	(11,756,475)

Net property and equipment	35,345,093	35,695,754

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Guarantee premium	201,973	274,615
Other	33,437	55,233

Total other assets	10,631,176	10,725,614

	$73,554,774	$72,381,310

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,503,826	$5,231,875
Accrued liabilities	841,945	655,866
Due to broker	—	1,158,282
Short-term notes payable	2,333,000	—
Current portion of guarantee payable	62,319	62,536
Current portion of notes payable	1,782,960	1,630,674

Total current liabilities	11,524,050	8,739,233

LONG-TERM LIABILITIES
Guarantee payable	260,957	323,276
Notes payable	4,816,180	6,598,419

Total long-term liabilities	5,077,137	6,921,695

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	42,047,187	41,813,982

Total members’ equity	56,953,587	56,720,382

	$73,554,774	$72,381,310

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
REVENUES
Sales - related party	$67,181,395	$—	$69,125,699
Sales	35,808,304	103,113,502	10,239,951
Incentive income	750,000	775,910	655,320
Total revenues	103,739,699	103,889,412	80,020,970

COST OF REVENUES	80,977,667	50,792,418	63,201,108

GROSS PROFIT	22,762,032	53,096,994	16,819,862

EXPENSES
General and administrative	3,721,813	3,938,845	3,610,590

INCOME FROM OPERATIONS	19,040,219	49,158,149	13,209,272

OTHER INCOME (EXPENSE)
Interest and other income	265,029	121,719	238,705
Equity in net income (loss) of investments	(605,000)	—	—
Interest and other expense	(695,043)	(1,008,300)	(1,089,364)
Total other income (expense)	(1,035,014)	(886,581)	(850,659)

NET INCOME BEFORE MINORITY INTEREST	18,005,205	48,271,568	12,358,613

MINORITY INTEREST IN SUBSIDIARY	—	(2,235,776)	(1,494,029)

NET INCOME	$18,005,205	$46,035,792	$10,864,584

BASIC AND DILUTED EARNINGS PER UNIT	$0.61	$1.55	$0.37

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

			Additional
	Capital Units		Paid-In	Retained
	Units	Amount	Capital	Earnings	Total
BALANCE, DECEMBER 31, 2004	29,620,000	$14,810,000	$96,400	$7,721,006	$22,627,406
Net income	—	—	—	10,864,584	10,864,584
Distributions paid ($.32 per capital unit)	—	—	—	(9,478,400)	(9,478,400)

BALANCE, DECEMBER 31, 2005	29,620,000	14,810,000	96,400	9,107,190	24,013,590
Net income	—	—	—	46,035,792	46,035,792
Distributions paid ($.45 per capital unit)	—	—	—	(13,329,000)	(13,329,000)

BALANCE, DECEMBER 31, 2006	29,620,000	14,810,000	96,400	41,813,982	56,720,382
Net income	—	—	—	18,005,205	18,005,205
Distributions paid ($.60 per capital unit)	—	—	—	(17,772,000)	(17,772,000)

BALANCE, DECEMBER 31, 2007	29,620,000	$14,810,000	$96,400	$42,047,187	$56,953,587

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
OPERATING ACTIVITIES
Net income	$18,005,205	$46,035,792	$10,864,584
Changes to net income not affecting cash
Depreciation	2,630,660	2,452,370	2,274,401
Amortization	94,438	110,878	137,266
Minority interest in subsidiary	—	2,235,776	1,494,029
Other	—	14,204	(199,263)
Equity in net (income) loss of investments	605,000	—	—
(Increase) decrease in
Receivables	(1,050,505)	1,407,612	(729,972)
Inventory	(3,323,140)	(2,464,507)	228,320
Prepaid expenses	3,853	49,494	(264,433)
Derivative financial inst. and due from broker	(4,719,706)	(8,787,744)	579,707
Increase (decrease) in
Accounts payable	771,419	623,773	(232,340)
Accrued liabilities	(59,493)	130,432	147,945

NET CASH FROM OPERATING ACTIVITIES	12,957,731	41,808,080	14,300,244

INVESTING ACTIVITIES
Purchase of property and equipment	(1,779,467)	(367,357)	(1,154,799)
Purchase of minority interest	—	(19,376,369)	469,988
Purchase of investment	(359,428)	—	—

NET CASH USED FOR INVESTING ACTIVITIES	(2,138,895)	(19,743,726)	(684,811)

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	—	—	—
Notes payable issued	2,333,000	19,100,000	—
Principal payments on notes payable	(1,629,953)	(20,999,687)	(1,971,878)
Payment on guarantee payable	(62,536)	(49,755)	—
Distributions paid to minority members	—	(816,419)	(1,594,977)
Distributions paid to LACP members	(17,772,000)	(13,329,000)	(11,551,800)

NET CASH USED FOR FINANCING ACTIVITIES	(17,131,489)	(16,094,861)	(15,118,655)

NET INCREASE (DECREASE) IN CASH	(6,312,653)	5,969,493	(1,503,222)

CASH AT BEGINNING OF PERIOD	6,673,775	704,282	2,207,504

CASH AT END OF PERIOD	$361,122	$6,673,775	$704,282

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$695,750	$1,033,419	$839,838

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES

Capital expenditures in accounts payable	$500,532	$—	$—

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC and subsidiary (the Company) is a South Dakota limited liability company located in Wentworth, South Dakota. The Company was organized by investors to provide a portion of the corn supply for a 40 million-gallon (annual capacity) ethanol plant, owned by Dakota Ethanol, LLC (Dakota Ethanol). On September 4, 2001, the ethanol plant commenced its principal operations. The Company sells ethanol and related products to customers located in North America.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its subsidiary, Dakota Ethanol. The Company owned 88% of Dakota Ethanol until June 30, 2006 when it became wholly owned.  All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when title transfers to customers, net of allowances for estimated returns. Generally, ethanol and related products are shipped FOB shipping point, based on written contract terms between Dakota Ethanol and its customers.  Collectibility of revenue is reasonably assured based on historical evidence of collectibility between Dakota Ethanol and its customers.  Interest income is recognized as earned.

Cost of Revenues

The primary components of cost of revenues from the production of ethanol and related co-product are corn expense, energy expense (natural gas and electricity), raw materials expense (chemicals and denaturant), and direct labor costs.

Shipping costs incurred in the sale of ethanol are recorded as a component of cost of revenues in 2005. Shipping costs for ethanol were approximately $946,000 for the year ended December 31, 2005, respectively. Beginning in 2006, shipping costs for ethanol are deducted from the sales price by the marketer, and thus are not specifically identifiable and are included in net revenues.

Shipping costs incurred in the sale of distiller’s grains are classified in net revenues.  Shipping costs on distiller’s grains were approximately $1,918,000, $2,380,000, and $3,045,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

Investment in commodities contracts, derivative instruments and hedging activities

SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.  Dakota Ethanol does not use the normal purchase and sales exemption under SFAS No. 133 for forward purchases of corn.

Dakota Ethanol enters into short-term forward, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices. Dakota Ethanol enters into short-term forward, option and futures contracts for sales of ethanol to manage exposure to changes in energy prices.  All of Dakota Ethanol’s derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, Dakota Ethanol uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, Dakota Ethanol generally takes positions using forward and futures contracts and options.

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.  The fair values of derivative contracts are presented on the accompanying balance sheet as derivative financial instruments.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Net realized and unrealized gains (losses) are as follows:

	Years Ended December 31,
	2007	2006	2005
Net realized and unrealized gains (losses) included in costs of goods sold as related to purchase contracts	$1,258,158	$11,447,854	$817,433

Net realized and unrealized gains (losses) included in revenues as related to sales contracts	—	99,966	—

Investments

Dakota Ethanol has a less than 20% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  These investments are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account due to it being a flow through entity.  Distributions or dividends received from the investments are treated as a reduction of the investment account.  The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.  Therefore, the net income which is reported in the Company’s income statement for RPMG is based on RPMG’s September 30, 2007 year-end results.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator.  There were no dilutive equity units for the years ending December 31, 2007, 2006, and 2005.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company.  Based on the “management approach” model, the Company has determined that its business is comprised of a single operating segment.

Reclassification

Certain items have been reclassified within the 2006 and 2005 financial statements.  The changes do not affect net income or members’ equity but were changed to agree with the classifications used in the December 31, 2007 financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  The requirements of SFAS No. 157 are first effective for our fiscal year beginning January 1, 2008.  However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.  Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities and any nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning November 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (FAS 160).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s year beginning November 1, 2009.

There are no recently issued accounting pronouncements that are expected to have a material impact on the Company.

NOTE 3 - SHORT-TERM NOTE PAYABLE

On May 20, 2007, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000. The note expires on May 19, 2008 and the amount available is subject to certain financial ratios. Interest on the outstanding principal balances will accrue at the bank’s base rate (7.25 percent at December 31, 2007). There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability. The note is collateralized by the ethanol plant, its accounts receivable and inventories. On December 31, 2007, Dakota Ethanol had $2,333,000 outstanding and $667,000

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

available to be drawn on the revolving promissory note.  On December 31, 2006, Dakota Ethanol had $0 outstanding and $3,000,000 available to be drawn on the revolving promissory note.

NOTE 4 - LONG-TERM NOTES PAYABLE

Dakota Ethanol has two notes payable to First National Bank of Omaha, Nebraska (the Bank) for the construction and permanent financing of the plant (Term Notes 2 and 5).

As part of the note payable agreements, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. Dakota Ethanol is in compliance with the covenants as of December 31, 2007. The note is collateralized by the ethanol plant and equipment, which had a net book value of approximately $35,345,000 on December 31, 2007, its accounts receivable and inventories. The note is subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.

The balance of Term Note 2 is due and payable in quarterly installments of $581,690 through September 1, 2011. Interest on outstanding principal balances will accrue at a rate of 9 percent.

The balance of Term Note 5 is due and payable in quarterly installments of interest only through September 1, 2011. Interest on outstanding principal balances will accrue at adjustable basis points above the lender’s rate (7.25 percent at December 31, 2007). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect to utilize this feature, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed. On December 31, 2007, and 2006, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

The balance of the notes payable as of December 31, 2007 and 2006 is as follows:

	2007	2006

Note payable to First National Bank, Omaha
Term Note 2	$6,599,140	$8,229,093
Term Note 5	—	—
	6,599,140	8,229,093

Less current portion	(1,782,960)	(1,630,674)

	$4,816,180	$6,598,419

Minimum principal payments for the next five years are as follows:

Years Ending December 31,	Amount
2008	1,782,960
2009	1,952,921
2010	2,137,316
2011	725,943

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 5 - EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees’ contributed earnings. Employer contributions to the plan totaled approximately $45,000, $26,000 and $16,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes the carrying amount of cash, cash equivalents, accounts receivable, due from broker, derivative instruments, and accounts payable approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations at December 31, 2007 of $6,922,416 had an estimated fair value of approximately $7,068,108 based on estimated interest rates for comparable debt.  The carrying amount and fair value were $8,614,905 and $8,772,454 respectively at December 31, 2006.

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

Natural Gas — The agreement provides Dakota Ethanol with a fixed transportation rate for natural gas for a ten-year term, renewable for ten-year terms. In addition, the agreement provides a pricing structure for natural gas for a two-year period based on market rates. The agreement does not require minimum purchases of natural gas during their initial term.

Electricity — The agreement provides Dakota Ethanol with electric service for a term of ten years, renewable for five-year periods. The agreement sets rates for energy usage based on market rates and requires a minimum purchase of electricity each month during the initial term of the agreement.

Expenses related to the agreement for the purchase of electricity and natural gas were $12,425,574, $13,227,165, and $15,484,077, for the years ended December 31, 2007, 2006 and 2005, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2008	$308,400
2009	308,400
2010	308,400
2011	205,600

Ethanol Fuel Marketing Agreement — Dakota Ethanol has an agreement with RPMG (a related party, see note 2), a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant effective January 1, 2006. The agreement expires on March 31, 2008, and is automatically renewed for successive one-year terms unless terminated 90 days prior to expiration.

Distiller’s Grain Marketing Agreement — Dakota Ethanol has an agreement with CHS, Inc. for the marketing of all distiller’s dried grains produced by the plant.  The agreement expires on December 1, 2008, and is automatically

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

renewed for successive one-year terms unless terminated 120 days prior to expiration.  In addition, CHS, Inc. has entered into rail car leases for the shipment of Dakota Ethanol’s distiller’s dried grains.  Dakota Ethanol has agreed to reimburse CHS, Inc. for the costs related to the leases.  Costs related to the leases for the years ended December 31, 2007 and 2006 were $859,800 and $824,374.

Minimum annual payments during the term of the rail car lease agreement are as follows:

Years Ending December 31,	Amount
2008	$859,800
2009	859,800
2010	788,150

Risk Management Agreement — Dakota Ethanol has an agreement with FCStone, LLC for the risk management and grain procurement program related to corn and energy requirements of the plant. The agreement expires on November 1, 2008, and is renewable for successive one-year terms unless terminated four months prior to expiration.

Dakota Ethanol participated in an incentive program with the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on incremental production of ethanol compared to the prior year. No incentive income or expense was recorded for the year ended December 31, 2006, as ethanol production decreased compared to the prior year.  Incentive expense of $46,328 was recorded for the year ended December 31, 2005, as ethanol production decreased compared to the prior year and a refund of incentives received earlier in the program year was owed.  Dakota Ethanol’s participation in the program ended June 30, 2006 as the incentive expired on September 30, 2006.

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold.  Incentive revenue of  $750,000, $775,910, and $701,648, was recorded for the years ended December 31, 2007, 2006 and 2005, respectively.  Dakota Ethanol did not receive the annual maximum for the 2006 program year due to budget constraints on the State of South Dakota program and will not likely receive the annual maximum under the 2007 program year.

As of December 31, 2007, Dakota Ethanol is committed to purchasing 9.6 million bushels of corn on a forward contract basis through December 31, 2008, valued at approximately $34.2 million. Dakota Ethanol has a derivative financial instrument asset of approximately $9.0 million related to the forward contracted purchases of corn.  The corn purchase contracts represent 55% of the annual plant corn usage.  Further, Dakota Ethanol is committed to purchasing 60,000 mmBtu’s of natural gas for 2008, valued at approximately $480,000.  The natural gas purchases represent approximately 4% of the annual plant requirements.

The following commitments, contingencies and agreements are with related parties.

Each capital unit holder has entered into a corn delivery agreement with the Company. For each unit owned, one-fourth bushel of corn is required to be delivered annually. The price paid for the corn is the average corn price for the applicable four-month period (trimester) based on several local grain elevators’ cash corn price. Members can opt out of delivery agreement and the average price if they choose to do so. Based on the number of units outstanding, 2,400,000 bushels of corn will be delivered annually by the unit holders. This represents approximately 17 percent of the corn required for the operation of the plant at its 40,000,000 gallon capacity. Purchases of corn from corn delivery agreements and cash contracts from the Company’s stockholders totaled approximately $10,660,000, $8,034,000, and $7,090,000 for the years ended December 31, 2007, 2006, and 2005, respectively, of which $726,000, $1,156,000, and $621,000 was recorded as a liability at December 31, 2007, 2006, and 2005, respectively.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 8 - RELATED PARTY TRANSACTIONS

On April, 1 2007, Dakota Ethanol purchased a 9% interest in RPMG, in which Dakota Ethanol has entered into an ethanol marketing agreement for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by Dakota Ethanol.  Dakota Ethanol paid approximately $137,000 in marketing fees under the agreement for the nine months ended December 31, 2007, respectively.  The marketing fees are included in net revenues.

Dakota Ethanol sells 100% of its ethanol product under this marketing agreement.  Net sales to RPMG under the agreement were approximately $67,181,000 for the nine months ended December 31, 2007.  At December 31, 2007 amounts due from RPMG included in receivables were $4,424,712.

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

The maximum amount of estimated future payments on the taxable bond debt service is $1,674,385 as of December 31, 2007. The carrying amount of the guarantee liability on Dakota Ethanol’s balance sheet is $323,276, which represents the estimated shortfall between the taxable bond amount and the amount of taxes estimated to be collected on Dakota Ethanol’s property.

Estimated maturities of the guarantee for the next five years are as follows:

Years Ending December 31,	Amount
2008	$62,319
2009	60,678
2010	52,485
2011	52,382
2012	52,145

Dakota Ethanol has no recourse from third parties or collateral held by third parties related to the guarantee.

Management has applied the guidance from Financial Accounting Standards Board Interpretation No. 45, (FIN 45) related to accounting for guarantee obligations. Management has determined the probability weighted present value of the estimated cash flows related to the guarantee obligation and recorded a liability and related asset of $201,973 as of December 31, 2007.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Estimated amortization of the guarantee premium for the next five years is as follows:

Years Ending December 31,	Amount
2008	$60,710
2009	48,841
2010	37,390
2011	27,375
2012	17,381

NOTE 10 - MINORITY INTEREST PURCHASE

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

Property and equipment	$4,326,597
Minority interest	4,654,006
Goodwill	10,395,766
$19,376,369

There are no contingent provisions or research and development assets purchased or written off in the purchase of the minority interest. All of the goodwill is expected to be amortizable for income tax purposes.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

The following selected pro forma information from the statements of operations is prepared assuming the Company had acquired the minority interest at the beginning of the years presented:

	2006	2005
Total Revenues	$103,889,412	$80,020,970
Net Income	47,325,743	10,821,052
Basic and Diluted Earnings Per Unit	$1.60	$0.37

NOTE 11 - QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2007
Total revenues	$27,769,149	$27,647,758	$24,466,924	$23,855,868
Gross profit (loss)	3,371,737	7,872,608	5,419,955	6,097,732
Income (loss) from operations	2,454,649	6,943,447	4,485,537	5,156,586
Net income (loss)	2,322,466	6,835,926	4,474,171	4,372,642
Basic and diluted earnings (loss) per unit	0.08	0.23	0.15	0.15

Year ended December 31, 2006
Total revenues	$22,684,333	$29,579,774	$27,531,613	$24,093,692
Gross profit (loss)	6,620,601	14,006,367	13,713,311	18,756,715
Income (loss) from operations	5,897,503	13,157,052	12,502,276	17,601,318
Net income (loss)	4,990,770	11,431,056	12,313,474	17,300,492
Basic and diluted earnings (loss) per unit	0.17	0.39	0.42	0.57

Year ended December 31, 2005
Total revenues	$21,523,608	$17,218,242	$18,871,816	$22,407,304
Gross profit (loss)	6,211,744	2,334,117	2,795,219	5,478,782
Income (loss) from operations	5,184,450	1,588,697	1,778,144	4,657,981
Net income (loss)	4,351,948	1,179,629	1,390,874	3,942,133
Basic and diluted earnings (loss) per unit	0.15	0.04	0.05	0.13

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

The decision to change independent registered public accountants was recommended and approved by our audit committee.

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

ITEM 9A(T).           CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

                 The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

                 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

                 This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.               OTHER INFORMATION.

                None.

PART III.

ITEM 10.                                              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2008 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year.  This proxy statement is referred to in this report as the 2008 Proxy Statement.

ITEM 11.                                              EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2008 Proxy Statement.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2008 Proxy Statement.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2008 Proxy Statement.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2008 Proxy Statement.

PART IV.

ITEM 15.                                                  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

        The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)           Financial Statements — Reference is made to the “Index to Financial Statements” of Lake Area Corn Processors, LLC located under Part II Item 8 of this report for a list of the financial statements and schedules for the fiscal year ended December 31, 2007, included herein.

(2)           All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)           The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

                 The following exhibits are filed as part of this report.  Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
2.1	Plan of Reorganization.		Filed as Exhibit 2.1 on the registrant’s Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.

3.1	Articles of organization of the registrant.		Filed as Exhibit 3.1 on the registrant’s Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.

3.2	Amended and restated operating agreement of the registrant.	Filed as Exhibit 3.6 on the registrant’s Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.

3.3	First amendment to the amended and restated operating agreement of the registrant.	Filed as Exhibit 99.1 on the registrant’s Form 8-K filed with the Commission on March 19, 2007 and incorporated by reference herein.

10.1	Contribution Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, LLC dated April 1, 2007.	Filed as Exhibit 10.1 on the registrant’s Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.

10.2	Member Ethanol Fuel Marketing Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, LLC dated April 1, 2007.	Filed as Exhibit 10.2. on the registrant’s Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.

10.3	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, LLC.	Filed as Exhibit 10.1 on the registrant’s Form 10-K filed with the Commission on March 30, 2007.

10.4	Eighth Amendment to the Construction Loan Agreement dated June 30, 2006 between First National Bank of Omaha and Dakota Ethanol, LLC.	Filed as Exhibit 10.2 on the registrant’s Form 10-Q filed with the Commission on August 14, 2006 and incorporated by reference herein.

10.5	Assignment Agreement between Jeff Broin, Rob Broin, Todd Broin, Lowell Broin, Judy Broin and Lake Area Corn Processors, LLC dated June 30, 2006.	Filed as Exhibit 10.1 on the registrant’s Form 10-Q filed with the Commission on August 14, 2006 and incorporated by reference herein.

10.6	Sixth Amendment to the Construction Loan Agreement dated March 23, 2006 between First National Bank of Omaha and Dakota Ethanol, LLC.	Filed as Exhibit 10.1 on the registrant’s Form 10-Q filed with the Commission on May 15, 2006 and incorporated by reference herein.

10.7	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, LLC.	Filed as Exhibit 10.1 on the registrant’s Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.

10.8	Distillers Grain Marketing Agreement dated November 28, 2005 between Commodity Specialists Company and Dakota Ethanol, LLC.	Filed as Exhibit 10.2 on the registrant’s Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.

10.9	Ethanol Fuel Marketing Agreement dated November 30, 2005 between Renewable Products Marketing Group, LLC and Dakota Ethanol.	Filed as Exhibit 10.3 on the registrant’s Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.

10.10	Ethanol Marketing Contract Termination dated November 4, 2005 between Ethanol Products, LLC and Dakota Ethanol, LLC.	Filed as Exhibit 10.1 on registrant’s Form 10-Q filed with the Commission on November 14, 2005 and incorporated by reference herein.

10.11	Redemption Agreement dated November 4, 2005 between Ethanol Products, LLC and Dakota Ethanol, LLC.	Filed as Exhibit 10.2 on the registrant’s Form 10-Q filed with the Commission on November 14, 2005 and incorporated by reference herein.

10.12	DDGS Marketing Contract Termination dated November 4, 2005 between Broin Enterprises, Inc. and Dakota Ethanol, LLC.		Filed as Exhibit 10.3 on the registrant’s Form 10-Q filed with the Commission on November 14, 2005 and incorporated by reference herein.

10.13	Fourth Amendment to Construction Loan Agreement dated April 22, 2005 between First National Bank of Omaha and Dakota Ethanol, LLC.		Filed as Exhibit 10. 1 on the registrant’s Form 10-Q filed with the Commission on May 16, 2005 and incorporated by reference herein.

10.14	Revolving Promissory Note dated April 21, 2005 between First National Bank of Omaha and Dakota Ethanol, LLC.		Filed as Exhibit 10.2 on the registrant’s Form 10-Q filed with the Commission on May 16, 2005 and incorporated by reference herein.

10.15	Employment Agreement between Scott Mundt and Dakota Ethanol, LLC dated October 17, 2005.		Filed as Exhibit 10.9 on the registrant’s Form 10-K filed with the Commission on March 30, 2006 and incorporated by reference herein.

16.1	Letter from Eide Bailly, LLP dated as of January 9, 2007 regarding change of independent principal accountant.		Filed as Exhibit 16.1 on the registrant’s Form 8-K filed with the Commission on January 10, 2007 and incorporated by reference herein.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date: March 28, 2008	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2008	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2008	/s/ Douglas Van Duyn
Douglas Van Duyn, Manager

Date: March 28, 2008	/s/ Brian Woldt
Brian Woldt, Manager

Date: March 28, 2008	/s/ Randy Hansen
Randy Hansen, Manager

Date: March 28, 2008	/s/ Rick Kasperson
Rick Kasperson, Manager

Date: March 28, 2008	/s/ Ronald Alverson
Ronald Alverson, Manager

Date: March 28, 2008	/s/ Dale Thompson
Dale Thompson, Manager

Date: March 28, 2008	/s/ Todd Brown
Todd Brown, Manager