Form 10-Q
period 2008-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2008-05-15
CIK 1156174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008.

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of May 9, 2008, there were 29,620,000 units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2008	2007*

ASSETS

CURRENT ASSETS
Cash	$967,007	$361,122
Receivables
Ethanol - related party	3,765,054	4,424,712
Distiller’s grains	503,228	559,849
Incentives	40,000	166,667
Other	—	5,267
Inventory
Raw materials	5,764,579	4,927,377
Finished goods	1,203,435	1,342,893
Parts inventory	1,221,728	1,112,896
Work in process	783,659	700,039
Due from broker	2,301,774	4,677,332
Derivative financial instruments	18,419,088	9,000,243
Prepaid expenses	258,286	300,108
Total current assets	35,227,838	27,578,505

PROPERTY AND EQUIPMENT
Land	126,097	126,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	38,868,511	38,820,526
	49,748,819	49,700,834
Less accumulated depreciation	(15,032,303)	(14,355,741)
Net property and equipment	34,716,516	35,345,093

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Guarantee premium	186,795	201,973
Other	28,613	33,437
Total other assets	10,611,174	10,631,176

	$80,555,528	$73,554,774

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2008	2007*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,341,430	$6,503,826
Accrued liabilities	694,417	841,945
Short-term notes payable	525,000	2,333,000
Current portion of guarantee payable	62,319	62,319
Current portion of notes payable	1,823,948	1,782,960
Total current liabilities	6,447,114	11,524,050

LONG-TERM LIABILITIES
Guarantee payable	272,837	260,957
Notes payable	6,145,492	4,816,180
Total long-term liabilities	6,418,329	5,077,137

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	52,783,685	42,047,187
Total members’ equity	67,690,085	56,953,587

	$80,555,528	$73,554,774

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

REVENUES
Sales ethanol - related party	$24,152,211	$—
Sales ethanol	—	24,336,336
Sales - distiller’s grains	2,285,801	3,266,146
Incentive income	40,000	166,667
Total revenues	26,478,012	27,769,149

COST OF REVENUES	14,428,165	24,397,412

GROSS PROFIT	12,049,847	3,371,737

EXPENSES
General and administrative	1,101,056	917,088

INCOME FROM OPERATIONS	10,948,791	2,454,649

OTHER INCOME (EXPENSE)
Interest and other income	8,515	54,229
Interest expense and other expense	(220,808)	(186,412)
Total other income (expense)	(212,293)	(132,183)

NET INCOME	$10,736,498	$2,322,466

BASIC AND DILUTED EARNINGS PER UNIT	$0.36	$0.08

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$0.20

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

OPERATING ACTIVITIES
Net income	$10,736,498	$2,322,466
Changes to income not affecting cash
Depreciation	676,562	646,300
Amortization	20,002	24,203
(Increase) decrease in
Receivables	848,213	633,854
Inventory	(890,196)	130,247
Prepaid expenses	41,822	18,546
Derivative financial inst. and due from broker	(7,043,287)	1,609,487
Decrease in
Accounts payable	(2,661,864)	(1,930,395)
Accrued liabilities	(78,171)	(303,746)
NET CASH FROM OPERATING ACTIVITIES	1,649,579	3,150,962

INVESTING ACTIVITIES
Purchase of property and equipment	(548,517)	(330,981)
Purchase of investment	(69,358)	—
NET CASH USED FOR INVESTING ACTIVITIES	(617,875)	(330,981)

FINANCING ACTIVITIES
Principal payments on notes payable	(425,819)	(392,325)
Distributions paid to LACP members	—	(5,924,000)
NET CASH USED FOR FINANCING ACTIVITIES	(425,819)	(6,316,325)

NET INCREASE (DECREASE) IN CASH	605,885	(3,496,344)

CASH AT BEGINNING OF PERIOD	361,122	6,673,775

CASH AT END OF PERIOD	$967,007	$3,177,431

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$176,150	$200,949

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.  The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2007.

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

Shipping costs incurred in the sale of distiller’s grains are classified in net revenues.  Shipping costs on distiller’s grains were approximately $439,000 and $275,000 for the three months ended March 31, 2008 and 2007, respectively.

General and Administrative Expenses

The primary components of general and administrative expenses are wages and benefits, professional fee expenses (legal and audit), and insurance expenses.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

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

Investment in commodities contracts, derivative instruments and hedging activities

SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.  Effective January 1, 2008, Dakota Ethanol applies the normal purchase and sales exemption under SFAS No. 133 for forward purchases of corn and sales of distiller’s grains.  Transactions initiated prior to January 1, 2008 are not exempted from the accounting and reporting requirements of SFAS No. 133.  As of March 31, 2008, Dakota Ethanol is committed to purchasing 12.4 million bushels of corn on a forward contract basis, of which 9.4 million bushels are subject to SFAS No. 133 and 3.0 million bushels are exempted under the normal purchase and sales exemption.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

Net realized and unrealized gains (losses) are as follows:

	Three Months Ended March 31,
	2008	2007
Net realized and unrealized gains (losses) included in costs of goods sold as related to purchase contracts	$6,269,153	$(2,996,508)

Investments

Dakota Ethanol has a less than 20% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  This investment is being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account due to it being a flow through entity.  Distributions or dividends received from the investment is treated as a reduction of the investment account.  The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.  Therefore, the net income which is reported in the Company’s income statement for RPMG is based on RPMG’s December 31, 2007 interim results.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of the business acquired.  Under Statement of Financial Accounting Standards No. 142, goodwill is not amortized but is subject to annual impairment tests.  The Company has performed the required impairment tests, which have resulted in no impairment adjustments.

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

MARCH 31, 2008 AND 2007

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

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (See Note 5 - Fair Value Measurements).

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2008.  The pronouncement is not expected to have a material impact on the Company.

NOTE 3 -         SHORT-TERM NOTE PAYABLE

On May 20, 2007, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on May 19, 2008 and the amount available is subject to certain financial ratios.  Interest on the outstanding principal balances will accrue at the bank’s base rate (5.25 percent at March 31, 2008).  There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On March 31, 2008, Dakota Ethanol had $525,000 outstanding and $2,475,000 available to be drawn on the revolving promissory note.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

NOTE 4 -         LONG-TERM NOTES PAYABLE

The balance of the notes payable is as follows:

	March 31,	December 31,
	2008	2007 *
	(unaudited)

Note payable to First National Bank of Omaha
Term Note 2	$6,169,440	$6,599,140
Term Note 5	1,800,000	—
	7,969,440	6,599,140

Less current portion	(1,823,948)	(1,782,960)

	$6,145,492	$4,816,180

* Derived from audited financial statements

The interest rate on outstanding principal balances of term note 5 was 5.25 percent at March 31, 2008.

Minimum principal payments for the next five years are estimated as follows:

2009	$1,823,948
2010	1,997,817
2011	2,186,451
2012	1,961,224

Dakota Ethanol had the ability to draw upon the remaining $3,200,000 available balance on Term Note 5 at March 31, 2008.

NOTE 5 -         FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

 SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

 SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

 In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Derivative financial instruments. Commodity futures contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.  Commodity options contracts are reported at fair value utilizing Level 2 inputs.  For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the over-the-counter markets.  Forward purchase contracts are reported at fair value utilizing Level 2 inputs.  For these contracts, the Company obtains fair value measurements from local grain terminal bid values. The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based off the CBOT markets.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Assets:

Derivative financial instruments	$18,419,088	$(2,104,087)	$20,523,175	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2008.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Company’s financial statements.

NOTE 6 -         COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold.  Incentive revenue of $40,000 and $166,667 was recorded for the three months ended March 31, 2008 and 2007, respectively.  Dakota Ethanol earned its final allocation in January 2008 for the program year ended June 30, 2008.  Dakota Ethanol will not receive the annual maximum for the 2008 program year due to budget constraints on the State of South Dakota program.

Environmental – During the year ended December 31, 2002, management became aware that the ethanol plant may have exceeded certain emission levels allowed by its operating permit. The Company has disclosed the situation to the appropriate state regulatory agency and has taken steps to reduce the emissions to acceptable levels. Management has not accrued a liability for environmental remediation costs since the costs, if any, cannot be estimated.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended March 31, 2008, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2007, included in the Company’s Annual Report on Form
10-K.

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

Our revenues are derived from the sale and distribution of Dakota Ethanol’s ethanol and distillers grains throughout the continental United States.  The ethanol plant currently operates in excess of its nameplate capacity, producing approximately 48 million gallons of ethanol per year.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. Certain of our members have corn delivery contracts with Dakota Ethanol that required them to supply Dakota Ethanol with corn as a condition of being a member of the company.  On August 1, 2007, our board of directors approved a resolution making it voluntary for these members to deliver corn to Dakota Ethanol under their respective corn delivery agreements.  We anticipate that many of our members will continue to supply Dakota Ethanol with corn on a voluntary basis and we do not anticipate any problems securing a sufficient supply of corn to operate the ethanol plant.

All of the ethanol we produce is marketed by Renewable Products Marketing Group, LLC (RPMG) of Shakopee, Minnesota.  RPMG markets and sells our ethanol to gasoline blenders and refineries located throughout the continental United States.  On April 1, 2007, Dakota Ethanol made a $605,000 capital contribution to RPMG and executed certain other agreements necessary to become an owner of RPMG.  Specifically, Dakota Ethanol became a party to RPMG’s operating agreement, executed a contribution agreement that governs the funding of Dakota Ethanol’s capital contribution to RPMG, and entered into a new member ethanol fuel marketing agreement for owners of RPMG.  Becoming an owner of RPMG allows Dakota Ethanol to share any profits made by RPMG and reduces the fees Dakota Ethanol pays RPMG to market its ethanol.  Pursuant to Dakota Ethanol’s member ethanol fuel marketing agreement, we use a pooled marketing arrangement, which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG.  RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  We elected to pay our capital contribution to RPMG over time with a portion of our ethanol sales revenue.

Except for the distillers grains we sell directly to local farmers, our distillers grains are sold through a marketer that markets and sells our product to livestock feeders.  Prior to October 1, 2007, our distillers grains were marketed by Commodity Specialist Company (CSC). In 2007, CSC was purchased by CHS, Inc. (CHS).  On August 8, 2007, CSC assigned our distillers grains marketing agreement to CHS effective October 1, 2007.  Therefore, our distillers grains are marketed and sold by CHS under the same terms as our agreement with CSC.  Under the distillers grains marketing agreement, we receive a percentage of the selling price actually received by CHS in marketing the distillers grains to its customers.  We gave notice to CHS that we are planning to terminate our distillers grains marketing agreement effective July 31, 2008.  We anticipate engaging RPMG as our new distillers grains marketer, but do not have a definitive agreement to do so.

We are subject to industry-wide factors that affect our operating income and cost of production.  Our operating results are largely driven by the prices at which we sell our ethanol and distillers grains and the costs related to their production.  Surplus ethanol supplies tend to put downward price pressure on ethanol.  In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, and the price of substitute livestock feed, such as corn, soybean meal and other animal feed proteins.  Recently, strong demand for surplus grain supplies has put upward price pressure on distillers grains.  In addition, our revenues are impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; and changes in federal ethanol tax incentives.

Our two largest costs of production are corn and natural gas.  Currently, corn prices per bushel continue to increase to record high prices, despite record setting corn crops in recent years.  The increasing selling price of corn has a significant impact on our cost of revenues.  The cost of corn is affected primarily by supply and demand factors over which we have no control, such as crop production, carryout, exports, government policies and programs, risk management and weather.  We expect corn prices to remain high in the future due to increased corn demand both from domestic and export markets.  Natural gas prices fluctuate with the energy complex in general.  Recently, we have experienced lower natural gas prices than in previous years.  However, natural gas prices have been relatively stable over the last year and we expect that natural gas prices will remain steady into the near future.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

Starting in the first fiscal quarter of 2008, we made an accounting change regarding the manner in which we account for our derivative instruments.  We will no longer mark to market our forward contracts for all purchase and sales contracts entered into after January 1, 2008.  Management believes this will lead to less volatility in our income statement.  As the forward purchase and sales contracts are fulfilled, the asset value of these forward purchase and sales contracts will be reduced and will be included on our income statement as an expense.  All forward contracts that were entered into prior to January 1, 2008 will continue to be marked to market.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the three months ended March 31, 2008 and 2007:

	March 31, 2008		March 31, 2007
Income Statement Data	Amount	%	Amount	%
Revenues	$26,478,012	100.0	$27,769,149	100.0

Cost of Revenues	$14,428,165	54.5	$24,397,412	87.9

Gross Profit	$12,049,847	45.5	$3,371,737	12.1

General and Administrative Expense	$1,101,056	4.2	$917,088	3.3

Income from Operations	$10,948,791	41.4	$2,454,649	8.8

Other Expense	$(212,293)	(0.8)	$(132,183)	(0.5)

Net Income	$10,736,498	40.5	$2,322,466	8.4

Revenues.  Our total revenues for the quarter ended March 31, 2008 decreased by approximately 5% compared to the same period of 2007.  We experienced a decrease of approximately 8.1% in the total gallons of ethanol we sold during the first fiscal quarter of 2008 as compared to the same period of 2007.  We attribute this decrease in ethanol production to problems we experienced with a portion of our plant’s equipment during the first fiscal quarter of 2008.  While we experienced decreased ethanol production, we experienced an approximately 8% increase in the average sales price of our ethanol during the first fiscal quarter of 2008 as compared to the same period of 2007.  The decreased production and increased selling price of ethanol led to an approximately 1%

decrease in ethanol revenue for the three month period ended March 31, 2008 as compared to the same period of 2007.

We experienced a decrease of approximately 20% in the total tons of distillers grains we produced during the first fiscal quarter of 2008 compared to the same period of 2007.  We attribute this decrease to a combination of decreased ethanol production by the ethanol plant and the fact that we have commenced selling more of our distillers grains in the modified/wet form.  We use a conversion formula to derive a dry equivalent value for the distillers grains we market in the modified/wet form.  The modified/wet distillers grains contain more water as compared to the dried distillers grains.  We use this dry equivalent value in order to compare the modified/wet distillers grains we produce with the dried distillers grains we produce.  This dry equivalent calculation leads to a lower number of total tons of distillers grains produced when we produce more modified/wet distillers grains.  Additionally, we experienced an increase in the sales price of dried distillers grains of approximately 26% for the first fiscal quarter of 2008 compared to the same period of 2007.  We experienced a decrease of approximately 29% in the average sales price of our modified/wet distillers grains during the first fiscal quarter of 2008 compared to the same period of 2007.  Our total revenue attributed to distillers grains sales decreased approximately 30% during our first fiscal quarter of 2008 as compared to the same period of 2007.  Management believes that selling more distillers grains in the modified/wet form produces favorable results as it requires less natural gas in the production process and thereby reduces our cost of revenues.  A significant amount of natural gas is used in the drying process in order to produce dried distillers grains.

The price we received for our ethanol for the first fiscal quarter of 2008 was approximately 8% higher than the price we received during the same period of 2007.  Management expects that ethanol prices will remain stable into the foreseeable future with expected decreases in ethanol sales prices during the summer months due to less mandatory blending in fuel markets that require the use of oxygenated fuels during the winter months.  Management further expects that the supply of ethanol in the market may continue to increase which may have a negative effect on the selling price of ethanol.   As of April 2, 2008, the Renewable Fuels Association reports that there were 147 ethanol plants in operation nationwide with the capacity to produce more than 8.5 billion gallons annually.  Additionally, approximately 55 ethanol plants are under construction, along with 6 existing plants undergoing expansions.  The plants under construction and expansion are expected to expand total ethanol production capacity in the ethanol industry by more than 5 billion gallons. Accordingly, if demand for ethanol does not grow in relation to the increase in supply, the price of ethanol may trend lower which would negatively impact our earnings.

According to the Renewable Fuels Association, ethanol demand during 2007 reached more than 6.8 billion gallons, an increase from the nearly 5.4 billion gallons of demand in 2006.  However, the current production capacity of the ethanol industry surpasses the 2007 ethanol demand significantly.  The ethanol industry must continue to grow demand and expand ethanol blending facilities in order to increase demand for ethanol at a similar rate to the increase in ethanol supply.

Our revenues and profits are impacted by federal ethanol supports and tax incentives, such as the VEETC blending credit and the Renewable Fuels Standard (RFS).  The RFS was designed to favorably impact the ethanol industry by enhancing both the production and use of ethanol.  The RFS requires the fuel blending industry as a whole to utilize a given amount of renewable fuels each year.  The RFS was originally scheduled to increase incrementally to 7.5 billion gallons by 2012.  In December 2007, the Energy Independence and Security Act of 2007 was passed which increased the RFS significantly.  Currently, the RFS requires the use of 9 billion gallons of renewable fuels in 2008 increasing incrementally to 36 billion gallons by 2022.  However, the RFS encourages the use of advanced renewable fuels such as cellulosic ethanol by capping the amount of conventional renewable fuels that can be used to meet the RFS.  This cap on conventional renewable fuels is set at 15 billion gallons.  It would not be easy to convert our ethanol plant to be able to produce advanced renewable fuels such as cellulosic ethanol.  Further, several different types of renewable fuels can be used to meet the RFS including biodiesel.  These factors may decrease the impact the RFS has on the demand for the ethanol we produce.

The use of ethanol as an alternative fuel source has been aided by federal tax policy.  On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend).  Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund.  In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%.  The VEETC is scheduled to expire on December 31, 2010.

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

Demand for ethanol may remain strong as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 6 million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year.  The Renewable Fuels Association reports that as of early 2008, there are approximately 1,400 retail gasoline stations supplying E85.  The number of retail E85 suppliers increases significantly each year, however, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.

Due to the current high corn prices, discussion of cellulose based ethanol has recently increased. This is especially true as a result of the recent debate regarding the use of corn to produce ethanol and its effect on world food prices.  Public criticism of the ethanol industry may lead to more pressure to produce ethanol from sources other than corn due to this negative public sentiment regarding the use of corn for ethanol production.  Cellulosic ethanol is ethanol that is produced using cellulose as the feedstock instead of corn.  Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants.  Currently, production of cellulosic ethanol is in its infancy.  It is technology that is as yet unproven on a commercial scale.  However, several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol.  If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high.  Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process as our plant is not designed to produce cellulosic ethanol.  Our plant would likely not be easily converted to producing ethanol from cellulose.

Incentive revenue from the state of South Dakota was $40,000 during the first fiscal quarter of 2008 compared to $166,667 for the same period of 2007.  Management attributes this decrease in ethanol incentive revenue to a lack of funds allocated by the State of South Dakota.  We expect that Dakota Ethanol will not receive the maximum allocation from the State of South Dakota ethanol producer subsidy for the 2008 program year due to state budget constraints.

Cost of Revenues.  Our cost of revenues as a percentage of revenues was approximately 54.5% and approximately 87.9% for the three months ended March 31, 2008 and 2007, respectively.  Our total cost of revenues, in real terms, decreased by approximately $9,969,000 in the three months ended March 31, 2008 compared to the same period of 2007.  This decrease in our cost of revenues was primarily a result of favorable derivative instruments we established for the first fiscal quarter of 2008.  We had a significant realized and unrealized gain on our derivative instruments during the first fiscal quarter of 2008 of approximately $6,269,000 compared to a loss on our derivative instruments of approximately $2,997,000 for the first fiscal quarter of 2007.  The average price we paid per bushel of corn during the first fiscal quarter of 2008 increased by approximately 41% compared to the first fiscal quarter of 2007 which was offset by our hedge positions.  Our corn consumption during the first fiscal quarter of 2008 was approximately 4% lower compared to the first fiscal quarter of 2007 due to decreased production by the ethanol plant.  We anticipate that the price of corn will continue to be volatile as a result of the interaction between increased corn demand from domestic and foreign markets and the total corn production in the United States.  Due to the current decrease in the value of the United States Dollar, corn produced in the United States is relatively cheaper than in previous years which has led to increased corn exports.  This has increased the selling price of corn in the United States.

Additionally, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity” due to increased exposure of ethanol both at the national and international level.  This increased exposure has placed upward pressure on corn prices.   The significant increase in our corn costs has had a significant and negative impact on our cost of revenues.

Conversely, our total cost of natural gas decreased by approximately 12% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  This decrease in our total natural gas cost is due to a combination of an approximately 2.3% decrease in natural gas prices for the three months ended March 31, 2008 compared to the same period of 2007, and decreased natural gas consumption of approximately 10% during the first fiscal quarter of 2008 as compared to the same period of 2007.  Our natural gas consumption decreased as a result of our increased sales of modified/wet distillers grains as opposed to dried distillers grains.  Modified and wet distillers grains do not require the same degree of drying as dried distillers grains leading to decreased natural gas consumption.  We expect that natural gas prices will be stable in the near future with the usual premium pricing for the winter months commencing in the fourth fiscal quarter of 2008.

We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of revenues as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We partially offset these losses with the cash price we pay for corn.  We anticipate continued volatility in our cost of revenues due to the timing of the changes in value of our derivative instruments relative to the cost and use of the commodity being hedged.

General and Administrative Expense.  Our general and administrative expenses as a percentage of revenues increased from 3.3% for the three months ended March 31, 2007 to 4.2% for the three months ended March 31, 2008.  This equaled an increase in real terms of approximately $184,000.  This change was a result of increased expenses for professional fees for environmental compliance and Sarbanes-Oxley Section 404 compliance activities for the three months ended March 31, 2008 compared to the same period of 2007.

Income from Operations.  Our income from operations for the three months ended March 31, 2008 totaled approximately $10,949,000 compared to approximately $2,455,000 for the three months ended March 31, 2007.  This change was primarily the result of significant hedging gains we experienced during the first fiscal quarter of 2008 compared to hedging losses we suffered for the first fiscal quarter of 2007.  These hedging gains and losses are realized in our cost of revenues as they occur.

Other Expense.  Our total other expense for the three months ended March 31, 2008 increased compared to the same period of 2007 primarily as a result of increased interest expense associated with short term borrowing we had in the first fiscal quarter of 2008.

Changes in Financial Condition for the Three Months Ended March 31, 2008

Consolidated assets totaled approximately $80,556,000 at March 31, 2008 compared to approximately $73,555,000 at December 31, 2007.  This increase is primarily the result of increased current assets at March 31, 2008 compared to December 31, 2007.  Current assets totaled approximately $35,228,000 at March 31, 2008, an increase from approximately $27,579,000 at December 31, 2007.  This increase in current assets is primarily the result of a significant increase in the asset value of our derivative instruments on March 31, 2008 compared to December 31, 2007.  The increase in the asset value of our derivative instruments is a result of the favorable hedge positions we had in place during our first fiscal quarter of 2008 compared to the market value of the underlying commodities.  The value of our derivative instruments can be volatile from period to period.  The asset value of our raw materials was also higher during the first fiscal quarter of 2008 compared to December 31, 2007, primarily as a result of increases in the price of corn.  We had a comparable amount of corn on hand on March 31, 2008 as we had at December 31, 2007.  Due to the change we made in our accounting for our derivative instruments, we will no longer be marking our forward contracts to market for the contacts we enter into after January 1, 2008.  Management expects this to create less volatility in our income statement during periods of time when the prices of the commodities underlying our derivatives are volatile.

Consolidated current liabilities totaled approximately $6,447,000 at March 31, 2008 as compared to approximately $11,524,000 at December 31, 2007.  The decrease in current liabilities is due primarily to a decrease in the amount of short term borrowing we had outstanding on March 31, 2008 compared to December 31, 2007 and a significant decrease in accounts payable on March 31, 2008 compared to December 31, 2007.  The decrease in our accounts payable was due to the timing of corn payments that were made during the first part of the first fiscal quarter of 2008.  We made significant payments on our short term loans during the first fiscal quarter of 2008 that decreased the amount of current liabilities associated with the short term loans.

Long term liabilities totaled approximately $6,418,000 at March 31, 2008, an increase from approximately $5,077,000 at December 31, 2007.  The increase in the long term liabilities was primarily a result of $1,800,000 of borrowing we incurred on a long term revolving loan during the first fiscal quarter of 2008, partially offset by our regular long term debt payments.

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

Liquidity and Capital Resources

The following table shows cash flows for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$1,649,579	$3,150,962
Net cash used for investing activities	$(617,875)	$(330,981)
Net cash used for financing activities	$(425,819)	$(6,316,325)

Cash Flow From Operations.  The decrease in net cash flow provided from operating activities between 2008 and 2007 was primarily due to the fact that the gains we experienced during the first fiscal quarter of 2008 were largely non-cash based decreases in cost of revenues associated with our derivative instruments.  These derivative instruments decreased our cost of revenues significantly during the first fiscal quarter of 2008 but did not generate cash for our operations.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities.  Cash flows from investing activities increased in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily due to payments we made for our grain bin project that was completed in the third fiscal quarter of 2007.  We made the final payments for the grain bin project during the first fiscal quarter of 2008.  Further, we had an investment payment of approximately $70,000 payable to RPMG, our ethanol marketer.  During the second fiscal quarter of 2007 we became an owner of RPMG and we elected to make our capital contribution over time.  We contribute a portion of our ethanol sales revenue as a capital contribution to RPMG.  We owe RPMG approximately $176,000 as the remaining portion of our capital contribution which we anticipate will be paid by January 2009.

Cash Flow From Financing Activities.  The significant decrease in cash we used for financing activities was a result of the fact that no distribution was paid during the first fiscal quarter of 2008, as compared to a distribution of $5,924,000 that was paid during the first fiscal quarter of 2007.  Our cash flow used in financing activities was also increased due to the higher amount of principal we paid on our credit facilities as a part of our continuing debt service payments.

Management anticipates sufficient cash flow from operating activities and revolving debt to cover debt service obligations, operations and planned capital expenditures for the next 12 months.

Indebtedness

First National Bank of Omaha is Dakota Ethanol’s primary lender.  Dakota Ethanol has three loans outstanding with First National Bank pursuant to a Construction Loan Agreement and Construction Note dated September 25, 2000 and amendments thereto.

Short-Term Debt Sources

On May 20, 2007, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on May 19, 2008 and the amount available is subject to certain financial ratios.  Interest on any outstanding principal balance accrues at the bank’s base rate (5.25% on March 31, 2008). There is a commitment fee of 3/8% on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On March 31, 2008, Dakota Ethanol had an outstanding balance on the note of $525,000, and $2,475,000 was available to be drawn on the revolving promissory note.

Long-Term Debt Sources

Dakota Ethanol has one outstanding long term loan that was originally issued to finance the construction of the ethanol plant.  Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements pursuant to the loan agreement.  The long-term loan is secured by the ethanol plant. The loan is subject to prepayment penalties based on the cost incurred by the bank to break its fixed interest rate commitment.  The balance of the long-term loan requires quarterly payments which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on the outstanding principal balances accrues at a fixed rate of 9% annually.  The principal balance due pursuant to the note as of March 31, 2008 was $6,169,440.

Dakota Ethanol has a long term revolving loan pursuant to which it may elect to borrow up to $5,000,000 through September 1, 2011 known as Term Note 5.  Interest on the outstanding principal balances accrues at the bank’s base rate (5.25% on March 31, 2008).  The rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  Should Dakota Ethanol elect to borrow on Term Note 5, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000.  In addition, the bank draws our checking account to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed. On March 31, 2008, Dakota Ethanol had $1,800,000 outstanding and $3,200,000 available to be drawn on this loan.

Finally, Dakota Ethanol has a long-term debt obligation on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The portion for which Dakota Ethanol is obligated is estimated at $335,156. The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which Dakota Ethanol was the recipient of the proceeds.  In 2003, Lake County became aware that the taxes collected from the property on which the plant was located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and change in interest rates during December of 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, Dakota Ethanol entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on Dakota Ethanol’s property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, Dakota Ethanol’s obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which Dakota Ethanol’s plant is located.   The interest rate on the bonds is 7.75% annually.  The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While Dakota Ethanol’s obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was $1,162,126 as of March 31, 2008.

Distribution to Unit Holders

During our first fiscal quarter of 2008, our board of directors did not declare a distribution to our members.

Critical Accounting Policies and Estimates

SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.  Effective January 1, 2008, Dakota Ethanol applies the normal purchase and sales exemption under SFAS No. 133 for forward purchases of corn and sales of distiller’s grains.  Transactions initiated prior to January 1, 2008 are not exempted from the accounting and reporting requirements of SFAS No. 133.

There were no other material changes in the Company’s accounting policies and estimates during the three months ended March 31, 2008.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below.  We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Starting in the first fiscal quarter of 2008, we made an accounting change regarding the manner in which we account for our derivative instruments.  We will no longer mark to market our forward contracts for all purchase and sales contracts entered into after January 1, 2008.  Management believes this will lead to less volatility in our income statement.  As the forward purchase and sales contracts are fulfilled, the asset value of these forward purchase and sales contracts will be reduced and will be included on our income statement as an expense.  All forward contracts that were entered into prior to January 1, 2008 will continue to be marked to market.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a line of credit which bears variable interest rates.  Specifically, we have approximately $2,325,000 outstanding in variable rate, short-term and long-term debt as of March 31, 2008.  The specifics of our lines of credit are discussed in greater detail in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness.”

Commodity Price Risk

We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process and from fluctuations in the price of ethanol that we sell.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of those hedge positions change, the gains and losses are immediately recognized in our cost of revenues.  For all forward purchase and sales contracts we enter into after January 1, 2008, we do not mark these positions to market since they are considered normal purchases and sales and are exempt from derivative accounting.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a decrease to cost of revenues of approximately $6,269,000 related to derivative instruments for the three months ended March 31, 2008.  We recorded an increase to cost of revenues of approximately $2,997,000 related to derivative instruments for the three months ended March 31, 2007.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our corn usage is approximately 17 million bushels per year for the production of 48 million gallons of ethanol.  We have price protection for approximately 71% of our expected corn usage for the next 12 months using CBOT futures and options and over the counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

As of March 31, 2008, Dakota Ethanol is not committed to purchasing natural gas through the remainder of 2008.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The following table presents the fair value of our derivative instruments as of March 31, 2008 and December 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
March 31, 2008	$82,274,702	$8,227,470
December 31, 2007	$39,641,473	$3,964,147

ITEM 4.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

For the fiscal quarter ended March 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments have occurred in the three months ended March 31, 2008.

ITEM 1A.  RISK FACTORS.

The following Risk Factors are provided due to material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K.  The Risk Factors set forth below should be read in conjunction with the Risk Factors section and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.

Negative media attention associated with the use of corn in the ethanol production process may lead to decreases in demand for the ethanol we produce which could negatively affect our profitability.  Recent media attention associated with the use of corn as the feedstock in ethanol production has been unfavorable to the ethanol industry.  This negative media attention has focused on the effect ethanol production has on domestic and foreign food prices.  Ethanol production has previously received favorable coverage by the news media which may have increased demand for ethanol.  The negative perception of ethanol production may have a negative effect on demand for ethanol which may decrease the price we receive for our ethanol.  Decreases in the selling price of ethanol may have a negative effect on our financial condition.

Increases in the price of corn would reduce our profitability.  Our results of operations and financial condition are significantly affected by the price and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.  The price at which we purchase corn has risen substantially in the last year and we expect the price may continue to increase.  Despite the largest corn crop on record of approximately 13.1 billion bushels in 2007, the average price we paid for corn increased approximately 41% in the first fiscal quarter of 2008 as compared to the same period of 2007.

Increases in demand for corn from both the world foodstuff markets and from increased production of ethanol have increased the price of corn.  We expect demand for corn from the ethanol industry to continue to expand.  The Renewable Fuels Association estimates as of April 2, 2008, there were 147 ethanol plants in operation nationwide with the capacity to produce more than 8.5 billion gallons of ethanol annually.  An additional 55 new plants and 6 expansions are currently under construction which will add an additional estimated 5 billion gallons of annual production capacity.  This increased supply of ethanol will continue to increase demand for corn.

If the demand for corn continues to increase so will the price we pay for corn.  Since our revenues depend on the spread between the selling price of our ethanol and the price we pay for corn, increases in corn prices affect our ability to generate a profit.  This could negatively affect our future profitability.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry which may affect our ability to operate profitably.  The supply of domestically produced ethanol is at an all-time high.  As of April 2, 2008, there were 147 ethanol plants in operation nationwide with the capacity to produce more than 8.5 billion gallons of ethanol annually.  An additional 55 new plants and 6 expansions are currently under construction, which will add an additional estimated 5 billion gallons of annual production capacity.   Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the selling price of ethanol to continue to decline.  The market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our future profitability.

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

LAKE AREA CORN PROCESSORS, LLC

Date:	May 15, 2008	/s/ Scott Mundt
Scott Mundt
Chief Executive Officer

Date:	May 15, 2008	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer