Form 10-Q
period 2008-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2008-08-14
CIK 1156174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008.

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

☐ Yes ☒ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of August 11, 2008, there were 29,620,000 units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007*
ASSETS

CURRENT ASSETS
Cash	$1,350,710	$361,122
Receivables
Ethanol - related party	5,235,568	4,424,712
Distillers grains	650,360	559,849
Incentives	83,333	166,667
Other	9,720	5,267
Inventory
Raw materials	7,297,426	4,927,377
Finished goods	1,203,990	1,342,893
Parts inventory	1,294,871	1,112,896
Work in process	755,137	700,039
Due from broker	8,100,546	4,677,332
Derivative financial instruments	20,309,021	9,000,243
Prepaid expenses	153,884	300,108
Total current assets	46,444,566	27,578,505

PROPERTY AND EQUIPMENT
Land	126,097	126,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	38,932,582	38,820,526
	49,812,890	49,700,834
Less accumulated depreciation	(15,711,208)	(14,355,741)
Net property and equipment	34,101,682	35,345,093

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Guarantee premium	171,618	201,973
Other	24,134	33,437
Total other assets	10,591,518	10,631,176

	$91,137,766	$73,554,774

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,663,516	$6,503,826
Accrued liabilities	668,595	841,945
Short-term notes payable	1,019,000	2,333,000
Current portion of guarantee payable	62,319	62,319
Current portion of notes payable	1,866,519	1,782,960
Total current liabilities	7,279,949	11,524,050

LONG-TERM LIABILITIES
Guarantee payable	284,718	260,957
Notes payable	6,861,693	4,816,180
Total long-term liabilities	7,146,411	5,077,137

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	61,805,006	42,047,187
Total members’ equity	76,711,406	56,953,587

	$91,137,766	$73,554,774

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

REVENUES
Sales ethanol - related party	$26,167,627	$24,234,308	$50,319,836	$24,234,308
Sales ethanol	—	—	—	24,336,337
Sales distiller’s grains	3,665,314	3,330,117	5,951,116	6,596,263
Incentive income	83,515	83,333	123,515	250,000
Total revenues	29,916,456	27,647,758	56,394,467	55,416,908

COST OF REVENUES	18,273,259	19,775,150	32,701,421	44,172,561

GROSS PROFIT	11,643,197	7,872,608	23,693,046	11,244,347

EXPENSES
General and administrative	988,648	929,161	2,089,706	1,846,249

INCOME FROM OPERATIONS	10,654,549	6,943,447	21,603,340	9,398,098

OTHER INCOME (EXPENSE)
Interest and other income	16,039	72,837	24,554	127,066
Interest and other expense	(168,267)	(180,358)	(389,075)	(366,769)
Total other income (expense)	(152,228)	(107,521)	(364,521)	(239,703)

NET INCOME	$10,502,321	$6,835,926	$21,238,819	$9,158,395

BASIC AND DILUTED EARNINGS PER UNIT	$0.35	$0.23	$0.72	$0.31

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.05	$0.20	$0.05	$0.40

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007

OPERATING ACTIVITIES
Net income	$21,238,819	$9,158,395
Changes to income not affecting cash
Depreciation	1,355,467	1,296,052
Amortization	39,658	47,466
Other	—	(25,369)
(Increase) decrease in
Receivables	(809,574)	890,708
Inventory	(2,468,219)	84,442
Prepaid expenses	146,223	146,869
Derivative financial instruments and due from broker	(14,731,992)	3,088,346
Increase (decrease) in
Accounts payable	(2,352,690)	(2,566,962)
Accrued liabilities	(37,794)	214,982
NET CASH FROM OPERATING ACTIVITIES	2,379,898	12,334,929

INVESTING ACTIVITIES
Purchase of property and equipment	(612,588)	(624,709)
Purchase of investment	(135,556)	(197,389)
NET CASH USED FOR INVESTING ACTIVITIES	(748,144)	(822,098)

FINANCING ACTIVITIES
Advances on revolving promissory note	1,686,000	—
Principal payments on notes payable	(847,166)	(777,590)
Distributions paid to LACP members	(1,481,000)	(11,848,000)
NET CASH USED FOR FINANCING ACTIVITIES	(642,166)	(12,625,590)

NET INCREASE (DECREASE) IN CASH	989,588	(1,112,759)

CASH AT BEGINNING OF PERIOD	361,122	6,673,775
CASH AT END OF PERIOD	$1,350,710	$5,561,016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$390,821	$388,887

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008 AND 2007

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the six and three months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for a full year.

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

Shipping costs incurred in the sale of distiller’s grains are classified in net revenues. Shipping costs on distiller’s grains were approximately $978,000 and $539,000 for the six and three months ended June 30, 2008, respectively. Shipping costs on distiller’s grains were approximately $705,000 and $429,000 for the six and three months ended June 30, 2007, respectively.

Investment in commodities contracts, derivative instruments and hedging activities

SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008 AND 2007

normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133. Effective January 1, 2008, Dakota Ethanol applies the normal purchase and sales exemption under SFAS No. 133 for forward purchases of corn and sales of distiller’s grains. Transactions initiated prior to January 1, 2008 are not exempted from the accounting and reporting requirements of SFAS No. 133. As of June 30, 2008, Dakota Ethanol is committed to purchasing 11.6 million bushels of corn on a forward contract basis, of which 6.2 million bushels are subject to SFAS No. 133 and 5.4 million bushels are exempted under the normal purchase and sales exemption.

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

Net realized and unrealized gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net realized and unrealized gains (losses) included in costs of goods sold as related to purchase contracts	$4,791,863	$1,317,630	$11,061,015	$(1,678,878)

Investments

Dakota Ethanol has a less than 20% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG). These investments are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account due to it being a flow through entity. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company’s income statement for RPMG is based on RPMG’s March 31, 2008 interim results.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008 AND 2007

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

Reclassification

Certain items have been reclassified within the 2007 financial statements. The changes do not affect net income or members’ equity but were changed to agree with the classifications used in the June 30, 2008 financial statements.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The pronouncement is not expected to have a material impact on the Company.

NOTE 3 -                          SHORT-TERM NOTES PAYABLE

On May 19, 2008, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000. The note expires on May 18, 2009 and the amount available is subject to certain financial ratios. Interest on the outstanding principal balances accrues at the bank’s base rate (5.25 percent at June 30, 2008). There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability. The note is collateralized by the ethanol plant, its accounts receivable and inventories. On June 30, 2008, Dakota Ethanol had $1,019,000 outstanding and $1,981,000 available to be drawn on the revolving promissory note.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008 AND 2007

NOTE 4 -         LONG-TERM NOTES PAYABLE

The balance of the notes payable are as follows:

	June 30,	December 31,
	2008	2007 *
	(unaudited)

Note payable to First National Bank of Omaha
Term Note 2	$5,728,212	$6,599,140
Term Note 5	3,000,000	—
	8,728,212	6,599,140

Less current portion	(1,866,519)	(1,782,960)

	$6,861,693	$4,816,180

* Derived from audited financial statements

The interest rate on the outstanding principal balances of term note 5 was 5.25 percent at June 30, 2008.

Minimum principal payments for the next five years are estimated as follows:

Twelve Months Ended June 30,	Amount

2009	$1,866,519
2010	2,042,756
2011	4,818,938

Dakota Ethanol had the ability to draw upon the remaining $2,000,000 available balance on Term Note 5 at June 30, 2008.

NOTE 5 -         FAIR VALUE MEASUREMENTS

The Company’s financial assets and financial liabilities are carried at fair value.  In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008 AND 2007

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Assets:

Derivative financial instruments	$20,309,021	$(4,813,726)	$25,122,747	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2008.

NOTE 6 -         COMMITMENTS, CONTINGENCIES AND AGREEMENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six-month periods ended June 30, 2008, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.

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

All of the ethanol we produce is marketed by RPMG, Inc. (“RPMG, Inc.”) of Shakopee, Minnesota.  RPMG, Inc. markets and sells our ethanol to gasoline blenders and refineries located throughout the continental United States.  We are a member of RPMG, which allows us to share any profits made by RPMG and reduces the fees we pay RPMG to market our ethanol.  Pursuant to our member ethanol fuel marketing agreement, we use a pooled marketing arrangement, which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG.  RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.

Except for the distillers grains we sell directly to local farmers, our distillers grains are sold through a third-party marketer.  During the period covered by this report, our distillers grains, other than the distillers grains we sell in our local market, were marketed by CHS, Inc.  Under the terms of our distillers grains marketing agreement with CHS, Inc., we received a percentage of the sales price actually received by CHS in marketing our distillers grains to its customers.  We gave notice to CHS on March 27, 2008 that we were terminating our distillers grains marketing agreement effective July 31, 2008.  On July 15, 2008, we executed a new distillers grains marketing agreement with RPMG, Inc. which is the same entity that markets our ethanol.  The initial term of our new distillers grains marketing agreement is two years.  The distillers grains marketing agreement automatically renews for additional one-year terms unless notice is given as provided in the agreement.  Pursuant to the terms of the agreement, we pay a commission to RPMG to market our distillers grains for each ton of distillers grains sold by RPMG.

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

On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill are enacted into law.  Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects.   The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology.  The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees.  The 2008 Farm Bill also modifies the ethanol fuels credit from 51 cents per gallon to 45 cents per gallon beginning in 2009.  The bill also extends the 54 cent per gallon ethanol tariff on imported ethanol for two years, to January 2011.

Natural gas prices fluctuate with the energy complex in general.  Recently, we have experienced significantly higher natural gas prices than in recent periods.  Management attributes this increase in natural gas prices with the recent increase in energy prices generally.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the three months ended June 30, 2008 and 2007:

	June 30, 2008		June 30, 2007
	Amount	%	Amount	%
Income Statement Data
Revenues	$29,916,456	100.0	27,647,758	100.0

Cost of Revenues	$18,273,259	61.1	19,775.150	71.5

Gross Profit	$11,643,197	39.0	7,872,608	28.5

General and Administrative Expense	$988,648	3.3	929,161	3.4

Income from Operations	$10,654,549	35.6	6,943,447	25.1

Other Expense	$(152,228)	0.5	(107,521)	0.4

Net Income	$10,502,321	35.1	6,835,926	24.7

Revenues.  Our total revenues for the three months ended June 30, 2008 increased by approximately 8% compared to the same period of 2007.  Ethanol revenue accounted for approximately 87% of our total revenue for the three month period ended June 30, 2008 compared to approximately 88% of our revenue for the comparable period of 2007.  Distillers grains revenue accounted for approximately 12% of our total revenue for both the three month period ended June 30, 2008 and the three month period ended June 30, 2007.

We experienced a decrease of approximately 10% in the total gallons of ethanol we sold during the three month period ended June 30, 2008 as compared to the same period of 2007.  Our total ethanol production for the three months ended June 30, 2008 was approximately 11,033,000 gallons compared to approximately 12,319,000 gallons for the comparable period of 2007.  We attribute this decrease in ethanol production to problems we experienced with a portion of our plant’s equipment during the three months ended June 30, 2008.  We have corrected the mechanical problems we were experiencing and we are currently operating at our normal production levels.  While we experienced decreased ethanol production, we experienced an approximately 21% increase in the average sales price of our ethanol during the three months ended June 30, 2008 as compared to the same period of 2007.  The average ethanol sales price we received for the three month period ended June 30, 2008 was approximately $2.37 per gallon compared to approximately $1.97 per gallon for the three month period ended June 30, 2007.  The decreased production was offset by the increased selling price of ethanol and led to an approximately 8% overall increase in ethanol revenue for the three month period ended June 30, 2008 as compared to the same period of 2007.

Management expects that ethanol prices will be volatile in the foreseeable future.  Management further expects that the supply of ethanol in the market may continue to increase which may have a negative effect on the selling price of ethanol.  As of July 24, 2008, the Renewable Fuels Association reports that there were 162 ethanol plants in operation nationwide with the capacity to produce more than 9.4 billion gallons annually.  Additionally, approximately 41 ethanol plants are under construction, along with 7 existing plants undergoing expansions.  The plants under construction and expansion are expected to expand total ethanol production capacity in the ethanol industry by more than 4.2 billion gallons. Accordingly, if demand for ethanol does not grow in relation to the increase in supply, the price of ethanol may trend lower which would negatively impact our earnings.

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

We experienced a decrease of approximately 19% in the total tons of distillers grains we produced during the three month period ended June 30, 2008 compared to the same period of 2007.  We produced approximately 7,778 tons of dried distillers grains and approximately 22,239 dry-equivalent tons of modified/wet distillers grains during the three month period ended June 30, 2008 compared to approximately 19,533 tons of dried distillers grains and approximately 17,673 dry-equivalent tons of modified/wet distillers grains that were produced during the three month period ended June 30, 2007.  We attribute this decrease in total distillers grains production to a combination of decreased ethanol production by the ethanol plant and the fact that we have commenced selling more of our distillers grains in the modified/wet form.  We use a conversion formula to derive a dry-equivalent value for the distillers grains we market in the modified/wet form.  The modified/wet distillers grains contain more water as compared to the dried distillers grains.  We use this dry-equivalent value in order to compare the modified/wet distillers grains we produce with the dried distillers grains we produce.  This dry-equivalent calculation leads to a lower number of total tons of distillers grains produced when we produce more modified/wet distillers grains.

Additionally, we experienced an increase in the sales price of dried distillers grains of approximately 7% for the three month period ended June 30, 2008 compared to the same period of 2007.  The average price we received for our dried distillers grains was approximately $82 per ton for the three month period ended June 30, 2008 compared to approximately $77 per ton for the same period of 2007.  We experienced an increase of approximately 34% in the average sales price of our modified/wet distillers grains during the three month period ended June 30, 2008 compared to the same period of 2007.  The average dry-equivalent price we received for our modified/wet distillers grains was approximately $133 per ton for the three month period ended June 30, 2008 compared to approximately $99 per ton for the same period of 2007.

Our total revenue attributed to distillers grains sales increased approximately 10% during the three month period ended June 30, 2008 as compared to the same period of 2007.  Management believes that selling more distillers grains in the modified/wet form produces favorable results as it requires less natural gas in the production process and thereby reduces our cost of revenues.  A significant amount of natural gas is used in the drying process in order to produce dried distillers grains.  Additionally, due to certain long-term fixed-rate sales contracts that we previously executed for distillers grains sales, we were unable to benefit from recent increases in distillers grains prices.  However, we have fulfilled a significant amount of those contracts and we expect to be able to benefit from increases in distillers grains prices in the future.

Incentive revenue from the state of South Dakota was $83,515 for the three month period ended June 30, 2008 compared to $83,333 for the same period of 2007.  We expect that Dakota Ethanol will not receive the maximum allocation from the State of South Dakota ethanol producer subsidy for the 2009 program year due to state budget constraints.

Cost of Revenues.  The decrease in our cost of revenues for the three months ended June 30, 2008 compared to the same period of 2007 was primarily a result of favorable derivative instrument positions we established for the three months ended June 30, 2008.  We had significant realized and unrealized gains on our derivative instruments during the three month period ended June 30, 2008 of approximately $4,792,000 compared to a gain on our derivative instruments of approximately $1,318,000 for the three month period ended June 30, 2007.  The average price we paid per bushel of corn during the three month period ended June 30, 2008 increased by approximately 24% compared to the same period of 2007 which was offset by our derivative instruments.  The average price we paid for corn in real terms for the three month period ended June 30, 2008 was $4.10 per bushel on a cash basis and $2.86 per bushel net of our derivative instrument adjustments compared to $3.32 per bushel on a cash basis and $2.97 per bushel net of our derivative instrument adjustments during the three month period ended June 30, 2007.

Our corn consumption during the three month period ended June 30, 2008 was approximately 14% lower compared to the comparable period of 2007 due to decreased production by the ethanol plant.  We used approximately 3,803,000 bushels of corn during the three month period ended June 30, 2008 compared to 4,441,000 bushels of corn during the three month period ended June 30, 2007.  We anticipate that the price of corn will continue to be volatile as a result of the interaction between increased corn demand from domestic and foreign markets and the total corn production in the United States.  Due to the current decrease in the value of the United States Dollar, corn produced in the United States is relatively cheaper than in previous years which has led to increased corn exports.  This has increased the selling price of corn in the United States.

Additionally, due to unfavorable weather conditions and flooding events that have occurred in the Midwest this growing season, we anticipate that the corn yield, as well as the number of acres of corn that are harvested, will be decreased.  We anticipate this will cause an increase in corn prices and may lead to additional instability in the corn market.  While we do not anticipate having difficulty in securing sufficient corn to operate our ethanol plant, we do anticipate that corn prices will remain high as a result of the anticipated decrease in corn supply.

Conversely, our total cost of natural gas increased by approximately 10% for the three month period ended June 30, 2008 compared to the three months ended June 30, 2007.  In real terms, this equaled an increase of approximately $291,000 in our natural gas costs.  This increase in natural gas costs was a result of a combination of an approximately 14% decrease in natural gas consumption and an approximately 28% increase in the average price we paid for natural gas during the three month period ended June 30, 2008 compared to the comparable period of 2007.  In real terms, we experienced an average natural gas price of approximately $10.79 per MMBTU on a cash basis and $10.55 per MMBTU net of adjustments for derivative instruments during the three month period ended June 30, 2008 compared to approximately $7.55 per MMBTU on a cash basis and $8.24 per MMBTU net of adjustments for derivative instruments for the comparable period of 2007.  Our natural gas consumption decreased as a result of our increased sales of modified/wet distillers grains as opposed to dried distillers grains.  Modified/wet distillers grains do not require the same degree of drying as dried distillers grains, leading to decreased natural gas consumption.  Our ethanol plant consumed approximately 309,000 MMBTU of natural gas during the three month period ended June 30, 2008 compared to approximately 361,000 MMBTU of natural gas during the three month period ended June 30, 2007.  We expect that natural gas prices will remain volatile into the near future as a result of instability in energy prices generally.

General and Administrative Expense.  Our general and administrative expenses increased for the three month period ended June 30, 2008 compared to the same period of 2007 primarily as a result of increased environmental compliance costs.

Other Expense.  Our total other expense for the three month period ended June 30, 2008 increased compared to the same period of 2007 primarily as a result of increased interest expense associated with short-term and long-term borrowing we had outstanding during the three month period ended June 30, 2008 as compared to the same period of 2007.  We also experienced decreased interest income during the three month period ended June 30, 2008 as a result of less cash and cash equivalents that we had on hand during the three month period ended June 30, 2008 compared to the same period of 2007.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the six months ended June 30, 2008 and 2007:

	June 30, 2008		June 30, 2007
	Amount	%	Amount	%
Income Statement Data
Revenues	$56,394,467	100.0	55,416,908	100.0

Cost of Revenues	$32,701,421	58.0	44,172,561	79.7

Gross Profit	$23,693,046	42.0	11,244,347	20.3

General and Administrative Expense	$2,089,706	3.7	1,846,249	3.3

Income from Operations	$21,603,340	38.3	9,398,098	17.0

Other Expense	$(364,521)	(0.7)	(239,703)	(0.4)

Net Income	$21,238,819	37.7	9,158,395	16.5

Revenues.  Our total revenues for the six months ended June 30, 2008 increased by approximately 2% compared to the same period of 2007.  Ethanol revenue accounted for approximately 89% of our total revenue for the six month period ended June 30, 2008 compared to approximately 88% of our revenue for the comparable period of 2007.  Distillers grains revenue accounted for approximately 11% of our total revenue for the six month period ended June 30, 2008 compared to approximately 12% of our total revenue for the six month period ended June 30, 2007.

We experienced a decrease of approximately 9% in the total gallons of ethanol we sold during the six months ended June 30, 2008 as compared to the same period of 2007.  Our total ethanol production for the six months ended June 30, 2008 was approximately 22,593,000 gallons compared to approximately 24,847,000 gallons for the comparable period of 2007.  While we experienced decreased ethanol production, we experienced an approximately 14% increase in the average sales price of our ethanol during the six month period ended June 30, 2008 as compared to the same period of 2007.  The average ethanol sales price we received for the six months ended June 30, 2008 was approximately $2.23 per gallon compared to approximately $1.95 per gallon for the six month period ended June 30, 2007.  The decreased production and increased selling price of ethanol led to an approximately 4% increase in ethanol revenue for the six month period ended June 30, 2008 as compared to the same period of 2007.

We experienced a decrease of approximately 20% in the total tons of distillers grains we produced during the six months ended June 30, 2008 compared to the same period of 2007.  We produced approximately 15,094 tons of dried distillers grains and approximately 46,612 dry-equivalent tons of modified/wet distillers grains during the six month period ended June 30, 2008 compared to approximately 39,332 tons of dried distillers grains and 37,428 dry-equivalent tons of modified/wet distillers grains that were produced during the six month period ended June 30, 2007.

Additionally, we experienced an increase in the sales price of dried distillers grains of approximately 16% for the six month period ended June 30, 2008 compared to the same period of 2007.  The average price we received for our dried distillers grains was approximately $89 per ton for the six month period ended June 30, 2008 compared to approximately $77 per ton for the same period of 2007.  We experienced an increase of approximately 4% in the average sales price of our modified/wet distillers grains during the six month period ended June 30, 2008 compared to the same period of 2007.  The average dry-equivalent price we received for our modified/wet distillers grains was approximately $95 per ton for the six month period ended June 30, 2008 compared to approximately $92 per ton for the same period of 2007.

Incentive revenue from the state of South Dakota was approximately $124,000 for the six month period ended June 30, 2008 compared to $250,000 for the same period of 2007.  Management attributes this decrease in incentive revenue to budgetary problems and lack of funding by the State of South Dakota to fully fund certain ethanol production incentives which we receive.

Cost of Revenues.  The decrease in our cost of revenues for the six months ended June 30, 2008 compared to the same period of 2007 was primarily a result of favorable derivative instrument positions we established for the six months ended June 30, 2008.  We had a significant realized and unrealized gain on our derivative instruments during the six month period ended June 30, 2008 of approximately $11,061,000 compared to a loss on our derivative instruments of approximately $1,679,000 for the six month period ended June 30, 2007.  The average price we paid per bushel of corn during the six month period ended June 30, 2008 increased by approximately 11% compared to the same period of 2007 which was offset by our derivative instruments.  The average price we paid for corn in real terms for the six month period ended June 30, 2008 was approximately $3.78 per bushel on a cash basis and $2.39 per bushel net of derivative instrument adjustments compared to approximately $3.40 per bushel on a cash basis and $3.58 per bushel net of derivative instrument adjustments during the six month period ended June 30, 2007.  Our corn consumption during the six month period ended June 30, 2008 was approximately 9% lower compared to the comparable period of 2007 due to decreased production by the ethanol plant.  We used approximately 7,810,000 bushels of corn during the six month period ended June 30, 2008 compared to 8,611,000 bushels of corn during the six month period ended June 30, 2007.

Our total cost of natural gas increased by approximately 9% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  In real terms, this equaled an increase of approximately $521,000 in our natural gas costs during the six month period ended June 30, 2008 as compared to the comparable period of 2007.  This increase in natural gas costs was a result of a combination of an approximately 12% decrease in natural gas consumption and an approximately 24% increase in the average price we paid for natural gas during the six month period ended June 30, 2008 compared to the comparable period of 2007.  In real terms, we experienced an average natural gas cost of $9.84 per MMBTU on a cash basis and $9.63 per MMBTU net of adjustments for derivative instruments during the six month period ended June 30, 2008 compared to approximately $7.63 per MMBTU on a cash basis and $7.79 per MMBTU net of adjustments for derivative instruments for the comparable period of 2007.  Our ethanol plant consumed approximately 659,000 MMBTU of natural gas during the six month period ended June 30, 2008 compared to approximately 748,000 MMBTU of natural gas during the six month period ended June 30, 2007.

General and Administrative Expense.  Our general and administrative expenses increased for the six month period ended June 30, 2008 compared to the same period of 2007 primarily as a result of increased environmental compliance costs.

Other Expense.  Our total other expense for the six months ended June 30, 2008 increased compared to the same period of 2007 primarily as a result of increased interest expense associated with short-term and long-term borrowing we had outstanding during the six month period ended June 30, 2008 as compared to the same period of 2007.  We also experienced decreased interest income during the six month period ended June 30, 2008 as a result of less cash and cash equivalents that we had on hand during the six month period ended June 30, 2008 compared to the same period of 2007.

Changes in Financial Condition for the Six Months Ended June 30, 2008

Consolidated assets totaled approximately $91,138,000 at June 30, 2008 compared to approximately $73,555,000 at December 31, 2007.  This increase in total consolidated assets is primarily the result of increased current assets at June 30, 2008 compared to December 31, 2007.  Current assets totaled approximately $46,445,000 at June 30, 2008, an increase from approximately $27,579,000 at December 31, 2007.  This increase in current assets is primarily the result of significant increases in the asset value of our derivative instruments, raw materials, cash on hand, and our cash due from broker on June 30, 2008 compared to December 31, 2007.  The increase in the asset value of our derivative instruments is a result of the favorable derivative positions we had in place at June 30, 2008 compared to the market value of the underlying commodities.  The value of our derivative instruments can be volatile from period to period.  The asset value of our derivative instruments represents the difference between the market value of the underlying commodities versus the prices we established in our derivative instruments.  This includes favorable forward purchase contracts we have for corn with our corn suppliers.

We experienced an increase in our receivables at June 30, 2008 compared to December 31, 2007.  Our ethanol receivable was higher at June 30, 2008 compared to December 31, 2007 as a result of increases in the selling price of ethanol at June 30, 2008.  Since we are receiving a higher price for ethanol, the value of the receivable will be higher even though the number of gallons of ethanol sales that the receivable represents is comparable.  Additionally, distillers grains receivables are up at June 30, 2008 compared to December 31, 2007 as a result of increases in distillers grains prices.  Our incentive revenue receivable is down at June 30, 2008 compared to December 31, 2007, because this represents only one period of incentive receivable as opposed to two periods that we had at December 31, 2007.

The asset value of our raw materials was also higher at June 30, 2008 compared to December 31, 2007, primarily as a result of significant increases in the price of corn as well as having more corn on hand at June 30, 2008.  We had approximately 200,000 additional bushels of corn on hand at June 30, 2008 compared to December 31, 2007.  We value our corn inventory based on the lower value of either our cost to purchase the corn or the market value of corn at the end of the period.  When the price that we pay for corn increases, it increases the asset value of our raw materials inventory.  Additionally, our cash due from broker asset is higher at June 30, 2008 compared to December 31, 2007 as a result of payments we were required to make on our margin account with FC Stone, our commodities broker.  We had slightly less ethanol and distillers grains on hand at June 30, 2008 compared to December 31, 2007 which decreased our finished goods inventory.  The increased cost of corn and other inputs increased the value of our work in process at June 30, 2008 compared to December 31, 2007.

Due to the change we made in our accounting for our derivative instruments, we will no longer be marking our forward contracts to market for the contacts we enter into after January 1, 2008.  Management expects this to create less volatility in our income statement during periods of time when the prices of the commodities underlying our derivatives are volatile.

Consolidated current liabilities totaled approximately $7,280,000 at June 30, 2008 as compared to approximately $11,524,000 at December 31, 2007.  The decrease in current liabilities is due primarily to a decrease in the amount of short-term borrowing we had outstanding on June 30, 2008 compared to December 31, 2007 and a significant decrease in accounts payable on June 30, 2008 compared to December 31, 2007.  We had significantly higher accounts payable on December 31, 2007 as a result of our corn suppliers requesting that we delay making corn payments until after the end of the year for tax purposes.  Further, our current liabilities were decreased as a result of significant payments we made on our short-term loans during the first fiscal quarter of 2008 that decreased the amount of current liabilities associated with the short-term loans.

Long-term liabilities totaled approximately $7,146,000 at June 30, 2008, an increase from approximately $5,077,000 at December 31, 2007.  The increase in the long-term liabilities was primarily a result of $3,000,000 of borrowing we incurred on our long-term revolving loan during the first six months of 2008, partially offset by our regular long-term debt payments.

Plant Operations

Management anticipates that the plant will continue to operate at or above name-plate capacity of 40 million gallons per year for the next 12 months.  We expect to have sufficient cash from cash flow generated by continuing operations, current lines of credit through our revolving promissory notes, and cash reserves to cover our usual operating costs over the next 12 months, which consist primarily of corn supply, natural gas supply, staffing, office, audit, legal, compliance, working capital costs and debt service obligations.

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

Liquidity and Capital Resources

The following table shows cash flows for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$2,379,898	$12,334,929
Net cash used for investing activities	$(748,144)	$(822,098)
Net cash used for financing activities	$(642,166)	$(12,625,590)

Cash Flow From Operations.  The decrease in net cash flow provided from operating activities between the six month period ended June 30, 2008 and 2007 was primarily due to gains we experienced during the six month period ended June 30, 2008 that were largely non-cash based decreases in cost of revenues associated with our derivative instruments.  These derivative instruments decreased our cost of revenues significantly during the six month period ended June 30, 2008 but did not generate cash for our operations.  Therefore, despite having significantly higher net income for the six month period ended June 30, 2008 compared to the same period of 2007, most of this net income was non-cash based and, therefore, did not provide significant cash to us.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities.  Cash used for investing activities decreased for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily due to a smaller purchase of investments during the six month period ended June 30, 2008 compared to 2007.  During the second fiscal quarter of 2007 we became an owner of RPMG, our ethanol and distillers grains marketer, and we elected to make our capital contribution over time.  We contribute a portion of our ethanol sales revenue as a capital contribution to RPMG.  We owe RPMG approximately $110,000 as the remaining portion of our capital contribution which we anticipate will be paid by January 2009.

Cash Flow From Financing Activities.  The significant decrease in cash we used for financing activities for the six month period ended June 30, 2008 compared to the same period of 2007 was a result of a smaller distribution that was paid during the six month period ended June 30, 2008 as compared to the six month period ended June 30, 2007.  Additionally, we received proceeds from our revolving promissory note in the amount of $1,686,000 during the six month period ended June 30, 2008 while we received no loan proceeds during the comparable period of 2007.

Management anticipates sufficient cash flow from operating activities and revolving debt to cover debt service obligations, operations and planned capital expenditures for the next 12 months.

Indebtedness

First National Bank of Omaha is our primary lender.  We have three loans outstanding with First National Bank pursuant to a Construction Loan Agreement and Construction Note dated September 25, 2000 and amendments thereto.

Short-Term Debt Sources

On May 19, 2008, we renewed our revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on May 18, 2009 and the amount available is subject to certain financial ratios.  Interest on any outstanding principal balance accrues at the bank’s base rate (5.25% on June 30, 2008). There is a commitment fee of 3/8% on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On June 30, 2008, we had an outstanding balance on the note of $1,019,000, and $1,981,000 was available to be drawn on the revolving promissory note.

Long-Term Debt Sources

We have one outstanding long-term loan that was originally issued to finance the construction of the ethanol plant.  We are subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements pursuant to the loan agreement.  The long-term loan is secured by the ethanol plant. The loan is subject to prepayment penalties based on the cost incurred by the bank to break its fixed interest rate commitment.  The balance of the long-term loan requires quarterly payments which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on the outstanding principal balance accrues at a fixed rate of 9% annually.  The principal balance due pursuant to the note as of June 30, 2008 was $5,728,212.

We also have a long-term revolving loan pursuant to which we may borrow up to $5,000,000 through September 1, 2011 known as Term Note 5.  Interest on the outstanding principal balance accrues at the bank’s base rate (5.25% on June 30, 2008).  The rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  Should we elect to borrow on Term Note 5, the lender will assess an unused commitment fee of 3/8% on the unused portion of the $5,000,000.  In addition, the bank draws our checking account to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed. On June 30, 2008, we had $3,000,000 outstanding and $2,000,000 available to be drawn on this loan.

Finally, we have a long-term debt obligation on a portion of a $1,323,000 tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The portion for which we are obligated is estimated at $335,156. The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which we were the recipient of the proceeds.  In 2003, Lake County became aware that the taxes collected from the property on which the plant was located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and change in interest rates during December of 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, we entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on our property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, our obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which our plant is located.   The interest rate on the bonds is 7.75% annually.  The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was $1,162,126 as of June 30, 2008.

Distribution to Unit Holders

On May 29, 2008, our board of managers announced a cash distribution of $0.05 per capital unit for a total distribution of $1,481,000 to the unit holders of record as of April 1, 2008.  The distribution was paid in June 2008.

Critical Accounting Policies and Estimates

SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.  Effective January 1, 2008, Dakota Ethanol applies the normal purchase and sales exemption under SFAS No. 133 for forward purchases of corn and sales of distillers grains.  Transactions initiated prior to January 1, 2008 are not exempted from the accounting and reporting requirements of SFAS No. 133.

There were no other material changes in the Company’s accounting policies and estimates during the three months ended June 30, 2008.

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

At January 1, 2008, we had approximately 11.7 million bushels of corn contracts subject to the mark to market valuation.  The asset value related to the mark to market valuation was approximately $7.7 million at January 1, 2008.  The asset related to the market valuation will change with market fluctuation.  At June 30, 2008 we had approximately 6.2 million bushels of corn contracts subject to the mark to market valuation. Of the 6.2 million bushels, 2.2 million will be fulfilled in 2009 and thereafter.  The asset value related to the mark to market valuation was approximately $18.0 million, despite the fact that at June 30, 2008 we had significantly less corn subject to the mark to market valuation.  This shows how the value of the corn underlying the futures contracts subject to the mark to market valuation can cause our net income to be volatile from period to period.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding lines of credit which bear variable interest rates.  Specifically, we have approximately $4,019,000 outstanding in variable rate, short-term and long-term debt as of June 30, 2008.  The specifics of our lines of credit are discussed in greater detail in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness.”

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a decrease to cost of revenues of approximately $11,061,000 related to realized and unrealized gains from derivative instruments for the six months ended June 30, 2008.  We recorded an increase to cost of revenues of approximately $1,679,000 related to realized and unrealized losses from derivative instruments for the six months ended June 30, 2007.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

To manage our corn price risk, our hedging strategy is designed to establish a price ceiling and floor for our corn purchases.  We have taken a net long position on our exchange traded futures and options contracts, which allows us to offset increases or decreases in the market price of corn.  The upper limit of loss on our futures contracts is the difference between the contract price and the cash market price of corn at the time of the execution of the contract. The upper limit of loss on our exchange traded and over-the-counter option contracts is limited to the amount of the premium we paid for the option.  Management believes our hedging strategy has been successful in decreasing our cost and revenues.  During the three month period ended June 30, 2008, despite an increase of approximately 24% in the average cash price of corn we paid, we experienced a decrease in our actual cost per bushel of corn of approximately 3.5% compared to the three month period ended June 30, 2007.

We estimate that our corn usage is approximately 17,000,000 bushels per year for the production of 48,000,000 gallons of ethanol.  We have price protection for approximately 42% of our expected corn usage for the next 12 months using CBOT futures and options and over the counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

As of June 30, 2008, Dakota Ethanol is not committed to purchasing any natural gas through the remainder of 2008.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The following table presents the fair value of our derivative instruments as of June 30, 2008 and December 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
June 30, 2008	$50,032,011	$5,003,201
December 31, 2007	$39,641,473	$3,964,147

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

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

For the fiscal quarter ended June 30, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments have occurred in the three month period ended June 30, 2008.

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

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol.  The RFS requires that 16 billion gallons per year of cellulosic ethanol be consumed in the United States by 2022.  Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants.  We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

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

Increases in the price of corn would reduce our profitability.  Our results of operations and financial condition are significantly affected by the price and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.  The price at which we purchase corn has risen substantially in the last year and we expect the price may continue to increase.  Despite the largest corn crop on record of approximately 13.1 billion bushels in 2007, the average cash price we paid for corn increased approximately 24% in the three month period ended June 30, 2008 as compared to the same period of 2007.

Increases in demand for corn from both the world foodstuff markets and from increased production of ethanol have increased the price of corn.  We expect demand for corn from the ethanol industry to continue to expand.  The Renewable Fuels Association estimates as of July 24, 2008, there were 162 ethanol plants in operation nationwide with the capacity to produce more than 9.4 billion gallons of ethanol annually.  An additional 41 new plants and 7 expansions are currently under construction which will add an additional estimated 4.2 billion gallons of annual production capacity.  This increased supply of ethanol will continue to increase demand for corn.  Additionally, unfavorable weather conditions in the Midwest have resulted in uncertainty regarding the corn yield and the number of acres of corn that will be harvested during the fall of 2008.  This may result in continued price increases for corn and continued volatility in the corn market.

If the demand for corn continues to increase so will the price we pay for corn.  Since our revenues depend on the spread between the selling price of our ethanol and the price we pay for corn, increases in corn prices affect our ability to generate a profit.  This could negatively affect our future profitability.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry which may affect our ability to operate profitably.  The supply of domestically produced ethanol is at an all-time high.  As of July 24, 2008, there were 162 ethanol plants in operation nationwide with the capacity to produce more than 9.4 billion gallons of ethanol annually.  An additional 41 new plants and 7 expansions are currently under construction, which will add an additional estimated 4.2 billion gallons of annual production capacity.   Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the selling price of ethanol to continue to decline.  The market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our future profitability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual members meeting on June 10, 2008 for the purpose of electing three managers to our board of managers.  We had four nominees for the three vacant manager positions.  Votes were solicited in person and by mail ballot.

Election of Managers

The following persons were nominated and the three nominees receiving the greatest number of votes were elected to serve on our board of directors until the 2011 annual members meeting and until their successors are duly elected and qualified:

	Votes For	Votes Against	Abstain
Dale Thompson	261	3	5
Todd Brown	238	10	9
Brian Woldt	228	17	8
Craig Blindert	146	4	8

Incumbents Dale Thompson, Todd Brown, and Brian Woldt were reelected to the board of managers for three year terms.  The other managers whose terms of office continued after the meeting are Ronald Alverson, Randy Hansen, Rick Kasperson and Douglas Van Duyn.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
10.1	Distillers Grains Marketing Agreement dated July 15, 2008 between RPMG, Inc. and Dakota Ethanaol, LLC. +	X

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

+ Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	August 14, 2008	/s/ Scott Mundt
Scott Mundt
Chief Executive Officer

Date:	August 14, 2008	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer