Form 10-Q
period 2008-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2008-11-14
CIK 1156174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

LAKE AREA CORN PROCESSORS, LLC

(Exact name of small business issuer as specified in its charter)

South Dakota	000-50254	46-0460790
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer Identification No.)
incorporation or organization)

46269 SE Highway 34

P.O. Box 100

Wentworth, South Dakota 57075

(Address of principal executive offices)

(605) 483-2679

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of November 14, 2008, there were 29,620,000 units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2008	2007*
ASSETS

CURRENT ASSETS
Cash	$4,603,728	$361,122
Receivables
Ethanol - related party	1,308,309	4,424,712
Distillers grains	1,253,859	559,849
Incentives	166,667	166,667
Other	34,560	5,267
Inventory
Raw materials	4,145,311	4,927,377
Finished goods	1,482,689	1,342,893
Parts inventory	1,214,984	1,112,896
Work in process	702,182	700,039
Due from broker	7,170,017	4,677,332
Derivative financial instruments	—	9,000,243
Prepaid expenses	56,010	300,108
Total current assets	22,138,316	27,578,505

PROPERTY AND EQUIPMENT
Land	181,097	126,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	38,882,582	38,820,526
Construction in progress	326,450	—
	50,144,340	49,700,834
Less accumulated depreciation	(16,382,436)	(14,355,741)
Net property and equipment	33,761,904	35,345,093

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments - other	1,350,000	—
Guarantee premium	156,441	201,973
Other	20,008	33,437
Total other assets	11,922,215	10,631,176

	$67,822,435	$73,554,774

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2008	2007*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,767,932	$6,503,826
Accrued liabilities	408,291	841,945
Derivative financial instruments	3,658,794	—
Short-term notes payable	—	2,333,000
Current portion of guarantee payable	62,319	62,319
Current portion of notes payable	1,908,972	1,782,960
Total current liabilities	8,806,308	11,524,050

LONG-TERM LIABILITIES
Guarantee payable	296,598	260,957
Notes payable	3,367,978	4,816,180
Total long-term liabilities	3,664,576	5,077,137

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	40,445,151	42,047,187
Total members’ equity	55,351,551	56,953,587

	$67,822,435	$73,554,774

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

REVENUES
Sales ethanol	$26,638,443	$21,415,471	$76,958,279	$69,986,116
Sales distiller’s grains	4,311,906	2,801,453	10,263,022	9,397,716
Incentive income	250,000	250,000	373,515	500,000
Total revenues	31,200,349	24,466,924	87,594,816	79,883,832

COST OF REVENUES	51,617,247	19,046,969	84,318,670	63,219,530

GROSS PROFIT	(20,416,898)	5,419,955	3,276,146	16,664,302

EXPENSES
General and administrative	835,866	934,418	2,925,572	2,780,667

INCOME (LOSS) FROM OPERATIONS	(21,252,764)	4,485,537	350,574	13,883,635

OTHER INCOME (EXPENSE)
Interest and other income	23,828	161,053	48,383	288,119
Interest and other expense	(130,919)	(172,419)	(519,993)	(539,189)
Total other income (expense)	(107,091)	(11,366)	(471,610)	(251,070)

NET INCOME (LOSS)	$(21,359,855)	$4,474,171	$(121,036)	$13,632,565

BASIC AND DILUTED EARNINGS PER UNIT	$(0.72)	$0.15	$(0.00)	$0.46

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$0.10	$0.05	$0.50

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

OPERATING ACTIVITIES
Net income	$(121,036)	$13,632,565
Changes to income not affecting cash
Depreciation	2,026,695	1,950,218
Amortization	58,961	71,116
Other	—	(87,049)
(Increase) decrease in
Receivables	2,392,152	1,968,102
Inventory	538,039	627,192
Prepaid expenses	244,098	209,108
Derivative financial instruments and due from broker	10,166,352	(968,281)
Increase (decrease) in
Accounts payable	(3,234,414)	(2,550,415)
Accrued liabilities	(225,626)	116,422
NET CASH FROM OPERATING ACTIVITIES	11,845,221	14,968,978

INVESTING ACTIVITIES
Purchase of property and equipment	(944,038)	(1,694,434)
Increase in other investments	(1,350,000)	—
Change in other assets	(208,029)	(286,424)
NET CASH USED FOR INVESTING ACTIVITIES	(2,502,067)	(1,980,858)

FINANCING ACTIVITIES
Principal payments on notes payable	(3,619,548)	(1,210,111)
Distributions paid to LACP members	(1,481,000)	(14,810,000)
NET CASH USED FOR FINANCING ACTIVITIES	(5,100,548)	(16,020,111)

NET INCREASE (DECREASE) IN CASH	4,242,606	(3,031,991)

CASH AT BEGINNING OF PERIOD	361,122	6,673,775
CASH AT END OF PERIOD	$4,603,728	$3,641,784

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$542,280	$561,251

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008 AND 2007

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the nine and three months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for a full year.

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

Shipping costs incurred in the sale of distiller’s grains are classified in net revenues.  Shipping costs on distiller’s grains were approximately $1,459,000 and $481,000 for the nine and three months ended September 30, 2008, respectively.  Shipping costs on distiller’s grains were approximately $1,392,000 and $686,000 for the nine and three months ended September 30, 2007, respectively.

Investment in commodities contracts, derivative instruments and hedging activities

SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008 AND 2007

normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.  Effective January 1, 2008, Dakota Ethanol applies the normal purchase and sales exemption under SFAS No. 133 for forward purchases of corn and sales of distiller’s grains.  Transactions initiated prior to January 1, 2008 are not exempted from the accounting and reporting requirements of SFAS No. 133.  As of September 30, 2008, Dakota Ethanol is committed to purchasing 9.2 million bushels of corn on a forward contract basis, of which 4.2 million bushels are subject to SFAS No. 133 and 5.0 million bushels are exempted under the normal purchase and sales exemption.

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

Net realized and unrealized gains (losses) are as follows:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2008	2007	2008	2007
Net realized and unrealized gains (losses) included in cost of revenues as related to purchase contracts	$(25,014,940)	$427,574	$(13,953,923)	$(1,251,303)

Investments

Dakota Ethanol has a less than 20% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The investment is being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account due to it being a flow through entity.  Distributions or dividends received from the investments are treated as a reduction of the investment account.  The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.  Therefore, the net income which is reported in the Company’s income statement for RPMG is based on RPMG’s June 30, 2008 interim results.  The carrying amount of the Company’s investment was $0 as of September 30, 2008.

Dakota Ethanol has a less than 20% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The investment is being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account due to it being a flow through entity.  Distributions or dividends received from the investments are treated as a reduction of the investment account.  The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.  Therefore, the net income which is reported in the Company’s income statement for PGVP is based on PGVP’s June 30, 2008 interim results.  The carrying amount of the Company’s investment was $1,050,000 as of September 30, 2008.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008 AND 2007

Dakota Ethanol has a less than 20% investment interest in Corn Oil Bio-Solutions, LLC (COBS), a developmental stage bio-diesel refinery.  The investment is being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account due to it being a flow through entity.  Distributions or dividends received from the investments are treated as a reduction of the investment account.  The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.  Therefore, the net income which is reported in the Company’s income statement for COBS is based on COBS’s June 30, 2008 interim results.  The carrying amount of the Company’s investment was $300,000 as of September 30, 2008.

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

NOTE 3 -         SHORT-TERM NOTES PAYABLE

On May 19, 2008, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on May 18, 2009 and the amount available is subject to certain financial ratios.  Interest on the outstanding principal balances accrues at the bank’s base rate (5.0 percent at September 30, 2008).  There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On September 30, 2008, Dakota Ethanol had $0 outstanding and $3,000,000 available to be drawn on the revolving promissory note.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008 AND 2007

NOTE 4 -         LONG-TERM NOTES PAYABLE

The balance of the notes payable are as follows:

	Sept 30,
	2008 (unaudited)	December 31, 2007 *

Note payable to First National Bank of Omaha
Term Note 2	$5,276,950	$6,599,140
Term Note 5	—	—
	5,276,950	6,599,140

Less current portion	(1,908,972)	(1,782,960)

	$3,367,978	$4,816,180

* Derived from audited financial statements

The interest rate on the outstanding principal balances of term note 5 was 5.0 percent at September 30, 2008.

Minimum principal payments for the next five years are estimated as follows:

Twelve Months Ended September 30,	Amount

2009	$1,908,972
2010	2,089,218
2011	1,278,760

Dakota Ethanol had the ability to draw upon the $5,000,000 available balance on Term Note 5 at September 30, 2008.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008 AND 2007

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Assets:

Derivative financial instruments	$(3,658,794)	$(1,015,863)	$(2,642,931)	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2008.

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

NOTE 7 -         RELATED PARTY TRANSACTIONS

On April, 1 2007, Dakota Ethanol purchased a 9% interest in RPMG, in which Dakota Ethanol has entered into an ethanol marketing agreement for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by Dakota Ethanol.

On August 1, 2008, Dakota Ethanol entered into a dried distiller’s grains marketing agreement with RPMG for the exclusive rights to market, sell and distribute the entire dried distiller’s grains inventory produced by Dakota Ethanol.

Sales and marketing fees related to the agreements are as follows:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2008	2007	2008	2007

Sales ethanol	$26,638,000	$21,415,000	$76,958,000	$45,650,000
Sales distiller’s grains	697,000	—	697,000	—

Marketing fees ethanol	48,000	57,000	139,000	88,000
Marketing fees distillers grains	10,000	—	10,000	—

Amounts due from RPMG related to the marketing agreements included in receivables were $2,376,630 and $4,424,712 at September 30, 2008 and December 31, 2007, respectively.

NOTE 8 -         SUBSEQUENT EVENTS

On October 7, 2008, Dakota Ethanol liquidated all of it’s futures and options positions.  At the end of September and into early October the commodity markets had considerable decreases in the values of futures and options related to corn and natural gas.  As a result, risk management positions in place suffered considerable losses and required operating cash to fund the losses.  Dakota Ethanol decided to liquidate all positions in place to control losses and preserve working capital.  Dakota Ethanol estimates realized losses on futures and options contract of $7,500,000 subsequent to September 30, 2008.  Management anticipates adequate cash and credit available to meet operational, debt service and capital requirements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine-month periods ended September 30, 2008, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.

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

•                   The effectiveness of our hedging strategy to offset increases in the price of our raw materials;

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

Our profitability depends on a favorable spread between the selling price of ethanol and the price we pay for the raw materials necessary to produce ethanol, primarily corn and natural gas.  We can operate profitably during times when the price of corn and/or natural gas are high so long as we also experience high ethanol selling prices.  However, if we were to experience low ethanol selling prices and high corn and/or natural gas prices for an extended period of time, we may not be able to operate the ethanol plant profitably.  Due to the current low price of ethanol and the volatility in corn and natural gas prices, we anticipate experiencing tight operating margins in the near future which may cause us to operate unprofitably.  However, due to our low debt load and our access to credit facilities, we believe we are well positioned in the ethanol market to weather the current turmoil in the ethanol industry.

For the three months ended September 30, 2008, we experienced a net loss of approximately $21,360,000.  However, much of this loss was in the form of unrealized losses on our derivative instruments relating to price protection for our corn forward purchase contracts.  These derivative instruments are subject to mark to market valuation.  Subsequent to the period covered by this report, we liquidated our futures and option contracts in order to avoid utilizing more cash to meet our margin calls as the price of corn continued to decrease.  We decided to liquidate these futures and options contracts in order to maintain liquidity and avoid obligating too much of our working capital towards sustaining our derivative instrument positions.  Liquidating our futures and options contracts resulted in an approximately $7,500,000 realized loss that will be recorded on our fourth quarter financial statement.

Despite the fact that we experienced corn prices that decreased significantly during our third fiscal quarter, we experienced a corresponding decrease in ethanol prices.  We attribute this decrease in ethanol prices to significant decreases in the price of gasoline and corn that occurred during our third fiscal quarter.  Management believes that the price of ethanol tracks the price of gasoline such that decreases in the price of gasoline has a negative effect on the price of ethanol.  Management also believes that the price of corn has an effect on the price of ethanol and that decreases in corn prices negatively impact the selling price of ethanol.

All of the ethanol we produce is marketed by RPMG, Inc. (“RPMG, Inc.”) of Shakopee, Minnesota.  RPMG, Inc. markets and sells our ethanol to gasoline blenders and refineries located throughout the continental United States.  We are a member of RPMG, which means we participate in any profits or losses made by RPMG and we pay reduced fees to RPMG to market our ethanol.  Pursuant to our member ethanol fuel marketing agreement, we use a pooled marketing arrangement, which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG.  RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.

Except for the distillers grains we sell directly to local farmers, our distillers grains are sold through a third-party marketer.  During part of the period covered by this report, our distiller’s grains, other than the distiller’s grains we sell directly to consumers in our local market, were marketed by CHS, Inc.  For the remainder of the period covered by this report, our distiller’s grains, other than the distiller’s grains we sell directly to consumers in our local market, were marketed by RPMG.  Under the terms of our distillers grains marketing agreement with CHS, Inc., we receive a percentage of the sales price actually received by CHS in marketing our distillers grains to its customers.  We gave notice to CHS on March 27, 2008 that we were terminating our distillers grains marketing agreement effective July 31, 2008.  On July 15, 2008, we executed a new distillers grains marketing agreement with RPMG, Inc. which is the same entity that markets our ethanol.  The initial term of our new distillers grains marketing agreement is two years.  The distillers grains marketing agreement automatically renews for additional one-year terms unless notice is given as provided in the agreement.  Pursuant to the terms of the agreement, we pay a commission to RPMG to market our distillers grains for each ton of distillers grains sold by RPMG.

On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill are enacted into law.  Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, and crop insurance as well as other subjects.   The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology.  The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees.  The 2008 Farm Bill also modifies the ethanol fuels credit from 51 cents per gallon to 45 cents per gallon beginning in 2009.  The bill also extends the 54 cent per gallon ethanol tariff on imported ethanol for two years, to January 2011.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the three months ended September 30, 2008 and 2007:

	September 30, 2008		September 30, 2007
Income Statement Data	Amount	%	Amount	%
Revenues	$31,200,349	100.0	$24,466,924	100.0

Cost of Revenues	$51,617,247	165.4	$19,046,969	78.5

Gross Profit	$(20,416,898)	(65.4)	$5,419,955	22.3

General and Administrative Expense	$835,866	2.7	$934,418	3.9

Income from Operations	$(21,252,764)	(68.1)	$4,485,537	18.5

Other Expense	$(107,091)	(0.3)	$(11,366)	(0.1)

Net Income	$(21,359,855)	(68.5)	$4,474,171	18.4

Revenues.  Our total revenues for the three months ended September 30, 2008 increased by approximately 27.52% compared to the same period of 2007.  Ethanol revenue accounted for approximately 85.4% of our total revenue for the three month period ended September 30, 2008 compared to approximately 87.9% of our revenue for the comparable period of 2007.  Distiller’s grains revenue accounted for approximately 13.8% of our total revenue for the three month period ended September 30, 2008 and 11.4% of our total revenue for the three month period ended September 30, 2007.

We experienced an increase of approximately 1.75% in the total gallons of ethanol we sold during the three month period ended September 30, 2008 as compared to the same period of 2007.  Our total ethanol production for the three month period ended September 30, 2008 was approximately 12,079,000 gallons compared to approximately 11,871,000 gallons for the comparable period of 2007.

In addition to the increase we experienced in ethanol production during the three month period ended September 30, 2008 versus the same period of 2007, we experienced an approximately 22.25% increase in the average sales price we received for our ethanol during the same periods.  The average ethanol sales price we received for the three month period ended September 30, 2008 was approximately $2.21 per gallon compared to approximately $1.80 per gallon for the three month period ended September 30, 2007.  We attribute this increase in the price we received for our ethanol with higher gasoline prices that existed for most of the three month period ended September 30, 2008.  Changes in the price of gasoline tend to correspondingly affect the market price of ethanol.  Recently, the average United States price of gasoline dropped below $2.50 per gallon.  The market price of ethanol has correspondingly decreased.  Management believes that the price of gasoline has recently decreased as a result of slowing world economies and the corresponding impact on global gasoline demand.  Management anticipates that the price of gasoline will remain at the current level in the near term which may lead to ethanol prices remaining relatively low for the foreseeable future.

Further, management believes that future increases in the supply of ethanol as a result of new or expanding ethanol plants may further depress the price of ethanol.  However, management believes that expansion of the ethanol supply will likely slow due to current ethanol prices. Increases in ethanol supply have slowed compared to recent years.  As of October 28, 2008, the Renewable Fuels Association reports that there were 178 ethanol plants in operation nationwide with the capacity to produce more than 10.9 billion gallons annually.  Additionally, approximately 26 ethanol plants are under construction, along with 5 existing plants undergoing expansions.  The plants under construction and expansion are expected to expand total ethanol production capacity in the ethanol industry by more than 2.8 billion gallons. Accordingly, if demand for ethanol does not grow in relation to the increase in supply, the price of ethanol may trend lower which would negatively impact our earnings.

According to the Renewable Fuels Association, ethanol demand during 2007 reached more than 6.8 billion gallons, an increase from the nearly 5.4 billion gallons of demand in 2006.  However, the current production capacity of the ethanol industry surpasses the 2007 ethanol demand significantly.  During 2008, ethanol demand has also increased according to the Renewable Fuels Association.  Based on ethanol demand trends, ethanol demand may exceed 9 billion gallons per year in 2008.  However, the current production capacity of the ethanol industry exceeds this demand, which means the ethanol industry must continue to grow demand for ethanol in order to meet current and future ethanol supply.

While we increased production of ethanol during the three month period ended September 30, 2008 compared to the same period of 2007, we experienced a decrease of approximately 13.93% in the total tons of distillers grains we produced during the same periods of 2008 and 2007 respectively.  We produced approximately 12,587 tons of dried distiller’s grains and approximately 20,626 dry-equivalent tons of modified/wet distillers grains during the three month period ended September 30, 2008 compared to approximately 24,113 tons of dried distillers grains and approximately 14,474 dry-equivalent tons of modified/wet distillers grains that were produced during the three month period ended September 30, 2007.  We attribute this decrease in total distiller’s grains production to the fact that we have commenced selling more of our distiller’s grains in the modified/wet form.  We use a conversion formula to derive a dry-equivalent value for the distillers grains we market in the modified/wet form.  We use this dry-equivalent value in order to compare the modified/wet distillers grains we produce with the dried distillers grains we produce.  This dry-equivalent calculation leads to a lower number of total tons of distillers grains produced when we produce more modified/wet distiller’s grains.  However, we believe that marketing modified/wet distiller’s grains has advantages compared to dried distiller’s grains due to the fact that modified/wet distiller’s grains require less natural gas to produce.  Using less natural gas reduces the cost of producing modified/wet distiller’s grains compared to dried distiller’s grains and positively impacts our cost of revenues, especially when natural gas prices are high like we experienced during the three month period ended September 30, 2008.

We experienced an increase in the sales price of dried distillers grains of approximately 51% for the three month period ended September 30, 2008 compared to the same period of 2007.  The average price we received for our dried distillers grains was approximately $120 per ton for the three month period ended September 30, 2008 compared to approximately $80 per ton for the same period of 2007.  We experienced an increase of approximately 124% in the average sales price of our modified/wet distillers grains during the three month period ended September 30, 2008 compared to the same period of 2007.  The average dry-equivalent price we received for our modified/wet distillers grains was approximately $132 per ton for the three month period ended September 30, 2008 compared to approximately $59 per ton for the same period of 2007.  We attribute this increase in the price we received for our distillers grains during the three month period ended September 30, 2008 compared to 2007 with the significant increase in the price of corn and soybean meal that occurred during June and July of 2008.  Distiller’s grains are primarily used as animal feed, typically replacing corn or soybean meal.  We expect that the price of distiller’s grains will continue to change in correlation with changes in the price of corn and soybean meal.

We received incentive revenue from the state of South Dakota of $250,000 for both the three month period ended September 30, 2008 and the comparable period of 2007.  We expect that Dakota Ethanol will not receive the maximum allocation from the State of South Dakota ethanol producer subsidy for the 2009 program year due to state budget constraints.

Cost of Revenues.  The significant increase in our cost of revenues for the three months ended September 30, 2008 compared to the same period of 2007 was primarily a result of realized and unrealized losses we experienced on our derivative instruments for the three month period ended September 30, 2008.  These losses were the result of the significant price decrease in the corn market during the three month period ended September 30, 2008.  The losses that we experienced were predominately unrealized losses that increased our cost of revenues.  Certain of our futures, options, and those forward purchase contracts that we entered into prior to January 1, 2008 are subject to mark to market accounting.  This means that the value of the underlying commodity is compared to the value of the derivative instruments on a quarterly basis.  The mark to market valuation method can result in significant volatility in our net income during times when the value of the underlying commodity is volatile.  During the first two fiscal quarters of our 2008 fiscal year, the price of corn increased significantly which resulted in significant unrealized gains on our derivative instruments that took the form of decreases to our cost of revenues.  For the three months ended September 30, 2008, we experienced a realized and unrealized loss on our derivative instruments of approximately $25,015,000 compared to a realized and unrealized gain of approximately $428,000 during the comparable period of 2007.  This loss on our derivative instruments significantly increased our cost of revenues.  The average cash price we paid per bushel of corn during the three month period ended September 30, 2008 increased by approximately 24% compared to the same period of 2007.  However, the total cost of corn that we paid, including derivative instrument adjustments, increased even more significantly.  The average price we paid for corn in real terms for the three month period ended September 30, 2008 was $4.43 per bushel on a cash basis and $9.75 per bushel net of our derivative instrument adjustments compared to $3.09 per bushel on a cash basis and $2.97 per bushel net of our derivative instrument adjustments during the three month period ended September 30, 2007.

Our corn consumption during the three month period ended September 30, 2008 was approximately 1.43% higher compared to the comparable period of 2007 due to slightly increased production by the ethanol plant.  We used approximately 4,385,000 bushels of corn during the three month period ended September 30, 2008 compared to approximately 4,323,000 bushels of corn during the three month period ended September 30, 2007.

During the three months ended September 30, 2008, we experienced a significant swing in the price of corn.  We experienced a peak in corn prices at the end of June and early July 2008 and the price subsequently decreased dramatically for the rest of the three month period ended September 30, 2008.  We anticipate that the price of corn will continue to be volatile as a result of the interaction between increased corn demand from domestic and foreign markets and the total corn production in the United States and other factors that affect corn prices such as the price of oil.  The USDA is currently projecting lower ending stocks of corn at the end of the 2008/2009 crop year which may increase the selling price of corn in 2009.  However, as of October 15, 2008, the USDA revised its projected corn price estimate for the 2008/2009 crop year to between $4.20 and $5.20 per bushel.  The USDA estimates that corn production for the 2008/2009 crop year will be the second largest on record behind last year’s crop.  However, increased corn consumption may continue to increase the price of corn and may more than offset any production gains.

Our total cost of natural gas increased by approximately 92.45% for the three month period ended September 30, 2008 compared to the three months ended September 30, 2007.  In real terms, this equaled an increase of approximately $2,396,000 in our natural gas costs.  This increase in natural gas costs was a result of a combination of an approximately 8.46% decrease in natural gas consumption and an approximately 110.24% increase in the average price paid for natural gas during the three month period ended September 30, 2008 compared to the comparable period of 2007.  In real terms, we experienced an average natural gas price of approximately $10.04 per MMBTU on a cash basis and $15.07 per MMBTU net of adjustments for derivative instruments during the three month period ended September 30, 2008 compared to approximately $6.86 per MMBTU on a cash basis and $7.17 per MMBTU net of adjustments for derivative instruments for the comparable period of 2007.  Our natural gas consumption decreased as a result of our increased sales of modified/wet distillers grains as opposed to dried distillers grains.  Modified/wet distillers grains do not require the same degree of drying as dried distillers grains, leading to decreased natural gas consumption.  Our ethanol plant consumed approximately 331,000 MMBTU of natural gas during the three month period ended September 30, 2008 compared to approximately 361,000 MMBTU of natural gas during the three month period ended September 30, 2007.

We expect that natural gas prices will increase in the fourth quarter of 2008 as a result of seasonal demand increases for natural gas associated with heating needs.  The natural gas industry experienced some supply disruptions during the three month period ended September 30, 2008 as a result of hurricane activity in the Gulf Coast region of the United States.  Some of the natural gas production has not yet come back online which has resulted in recent increases in the selling price of natural gas.  However, the spike in natural gas prices this year was less than the spike that occurred following hurricanes Katrina and Rita in 2006.  Management believes that decreased demand from the slowing world economy dampened the effect of the supply disruptions related to this year’s hurricane activity and had a positive impact on natural gas prices.  Further, United States total production of natural gas has recently increased which was a result of new natural gas resources that have been brought into production.  This increased domestic production likely has had a positive impact on the selling price of natural gas.  However, management anticipates that natural gas prices will continue to increase as a result of increased usage during the winter months.

General and Administrative Expense.  Our general and administrative expenses decreased for the three month period ended September 30, 2008 compared to the same period of 2007 primarily as a result of decreased professional fees including legal fees and fees for Sarbanes-Oxley compliance.

Other Expense.  Our total other expense for the three month period ended September 30, 2008 increased compared to the same period of 2007 primarily as a result of significantly decreased interest income.  We attribute this decrease in interest income to having less cash on hand during the three months ended September 30, 2008 compared to the same period of 2007 as well as lower interest rates during 2008 compared to 2007.  Our interest expense also decreased significantly during the three month period ended September 30, 2008 compared to the same period of 2007 as a result of our ongoing loan payments which reduce the outstanding principal on our term loan and therefore reduce our interest expenses.  However, the decrease in our interest and other income was larger than the corresponding decrease in our interest expense.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the nine months ended September 30, 2008 and 2007:

	September 30, 2008		September 30, 2007
Income Statement Data	Amount	%	Amount	%
Revenues	$87,594,816	100.0	$79,883,832	100.0

Cost of Revenues	$84,318,670	96.3	$63,219,530	79.1

Gross Profit	$3,276,146	3.7	$16,664,302	20.9

General and Administrative Expense	$2,925,572	3.3	$2,780,667	3.5

Income from Operations	$350,574	0.4	$13,883,635	17.4

Other Expense	$(471,610)	(0.5)	$(251,070)	(0.3)

Net Income	$(121,036)	(0.1)	$13,632,565	17.1

Revenues.  Our total revenues for the nine months ended September 30, 2008 increased by approximately 9.65% compared to the same period of 2007.  Ethanol revenue accounted for approximately 87.86% of our total revenue for the nine month period ended September 30, 2008 compared to approximately 87.61% of our revenue for the comparable period of 2007.  Distiller’s grains revenue accounted for approximately 11.72% of our total revenue for the nine month period ended September 30, 2008 compared to approximately 11.76% of our total revenue for the nine month period ended September 30, 2007.

We experienced a decrease of approximately 5.57% in the total gallons of ethanol we sold during the nine months ended September 30, 2008 as compared to the same period of 2007.  Our total ethanol production for the nine months ended September 30, 2008 was approximately 34,671,000 gallons compared to approximately 36,718,000 gallons for the comparable period of 2007.  We attribute this decrease in production with mechanical issues we experienced that decreased production during our 2008 fiscal year which were addressed during the second fiscal quarter of 2008.  While we experienced decreased ethanol production, we experienced an approximately 16.45% increase in the average sales price of our ethanol during the nine month period ended September 30, 2008 as compared to the same period of 2007.  The average ethanol sales price we received for the nine months ended September 30, 2008 was approximately $2.22 per gallon compared to approximately $1.91 per gallon for the nine month period ended September 30, 2007.  The decreased production and increased selling price of ethanol led to an approximately 9.96% increase in ethanol revenue for the nine month period ended September 30, 2008 as compared to the same period of 2007.

We experienced a decrease of approximately 17.71% in the total tons of distiller’s grains we produced during the nine months ended September 30, 2008 compared to the same period of 2007.  We produced approximately 28,000 tons of dried distillers grains and approximately 67,000 dry-equivalent tons of modified/wet distillers grains during the nine month period ended September 30, 2008 compared to approximately 63,000 tons of dried distillers grains and 52,000 dry-equivalent tons of modified/wet distillers grains that were produced during the nine month period ended September 30, 2007.

Additionally, we experienced an increase in the sales price of dried distillers grains of approximately 32.41% for the nine month period ended September 30, 2008 compared to the same period of 2007.  The average price we received for our dried distiller’s grains was approximately $103 per ton for the nine month period ended September 30, 2008 compared to approximately $78 per ton for the same period of 2007.  We experienced an increase of approximately 28.99% in the average sales price of our modified/wet distillers grains during the nine month period ended September 30, 2008 compared to the same period of 2007.  The average dry-equivalent price we received for our modified/wet distiller’s grains was approximately $106 per ton for the nine month period ended September 30, 2008 compared to approximately $83 per ton for the same period of 2007.

Incentive revenue from the state of South Dakota was $373,515 for the nine month period ended September 30, 2008 compared to $500,000 for the same period of 2007.  Management attributes this decrease in incentive revenue to a lack of funding by the State of South Dakota to fully fund the ethanol production incentive which we receive.

Cost of Revenues.  Our average cost per bushel of corn during the nine month period ended September 30, 2008 increased by approximately 49.23% compared to the same period of 2007, including adjustments for our derivative instrument losses.  The average price we paid for corn in real terms for the nine month period ended September 30, 2008 was approximately $4.02 per bushel on a cash basis and $5.03 per bushel net of derivative instrument adjustments compared to approximately $3.29 per bushel on a cash basis and $3.37 per bushel net of derivative instrument adjustments during the nine month period ended September 30, 2007.  Our corn consumption during the nine month period ended September 30, 2008 was approximately 5.71% lower compared to the comparable period of 2007 due to slightly decreased production by the ethanol plant.  We used approximately 12,195,000 bushels of corn during the nine month period ended September 30, 2008 compared to approximately 12,934,000 bushels of corn during the nine month period ended September 30, 2007.

Our total cost of natural gas increased by approximately 26.97% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  In real terms, this equaled an increase of approximately $2,466,000 in our total natural gas costs during the nine month period ended September 30, 2008 as compared to the comparable period of 2007.  This increase in natural gas costs was a result of a combination of an approximately 10.8% decrease in natural gas consumption and an approximately 42.33% increase in our average natural gas price during the nine month period ended September 30, 2008 compared to the comparable period of 2007.  In real terms, we experienced an average natural gas price of $10.19 per MMBTU on a cash basis and $11.73 per MMBTU net of adjustments for derivative instruments during the nine month period ended September 30, 2008 compared to approximately $8.04 per MMBTU on a cash basis and $8.24 per MMBTU net of adjustments for derivative instruments for the comparable period of 2007.  Our ethanol plant consumed approximately 990,000 MMBTU of natural gas during the nine month period ended September 30, 2008 compared to approximately 1,110,000 MMBTU of natural gas during the nine month period ended September 30, 2007.

General and Administrative Expense.  Our general and administrative expenses were higher for the nine month period ended September 30, 2008 compared to the same period of 2007 primarily as a result of increased professional fees for legal and environmental compliance.

Other Expense.  Our total other expense for the nine months ended September 30, 2008 increased compared to the same period of 2007 primarily as a result of a significant decrease in our interest and other income during the first nine months of 2008.  We attribute this decrease in our interest and other income to decreased interest rates and less cash on hand during the first nine months of 2008 compared to the same period of 2007.

Changes in Financial Condition for the Nine Months Ended September 30, 2008

We experienced a decrease in our total assets at September 30, 2008 compared to December 31, 2007 primarily as a result of decreases we experienced in the value of our current assets and net property and equipment.  The decrease in our current assets was primarily a result of a significant decrease in our ethanol receivables and a significant decrease in the asset value of our derivative instruments.  These decreases in our current assets were somewhat offset by increases we experienced in our due from broker line item and increased distiller’s grains receivable.

At December 31, 2007, we had an asset value for our derivative instruments of approximately $9,000,000.  Due to the significant decrease in corn prices that we experienced during the three month period ended September 30, 2008, our derivative instruments represented a liability on our September 30, 2008 balance sheet.  This resulted in a $9,000,000 decrease in our current assets.  Additionally, we had an approximately $3,116,000 decrease in the asset value of our ethanol accounts receivable at September 30, 2008 compared to December 31, 2007.  The reason for this decrease in the asset value of our ethanol accounts receivable is primarily a result of the way in which we receive payments from our ethanol marketer.  Our ethanol marketer pays an advance price to us for each gallon of ethanol that our ethanol marketer receives from us at the time the ethanol is received.  Then, on a monthly basis, our ethanol marketer makes a second payment to us that represents the final netback price per gallon that we receive for all of the ethanol sold by our marketer.  Our ethanol receivable was lower on September 30, 2008 compared to December 31, 2007 due to a smaller difference between the advance rate we received for our ethanol and the settlement price on September 30, 2008 compared to December 31, 2007.  Also, our ethanol marketer had slowed payments by approximately seven days at December 31, 2007 which lead to an ethanol receivable encompassing more gallons at December 31, 2007 compared to September 30, 2008.

These decreases in the value of our current assets were offset by significant increases in our due from broker and the cash we had on hand at September 30, 2008 compared to December 31, 2007.  Our “due from broker” line item represents the value of the margin account we are required to maintain with our commodities broker to guarantee certain options and futures contracts we had outstanding on September 30, 2008.  Subsequent to the period covered by this report, we liquidated all of our options and futures contracts and used our margin account to pay for losses we incurred on our derivative instruments.  Management decided to liquidate its derivative positions because the margin calls associated with these derivative positions were depleting the cash we had available to continue our operations as the price of corn continued to fall.  We had more cash on hand at September 30, 2008 compared to December 31, 2007 as a result of our continuing operations.

Additionally, the asset value of our property and equipment on our balance sheet decreased as a result of our regular depreciation offset by a smaller increase in the asset value of our equipment and construction in process.  Further, we made a $55,000 earnest money payment to purchase a parcel of land located adjacent to our plant site which was included in the asset value of our land.  Our construction in process represents payments we made to purchase corn oil extraction equipment that we are installing at our plant as well as various other smaller equipment expenditures that we made during the nine months ended September 30, 2008.  Our total other assets were higher at September 30, 2008 compared to December 31, 2007 as a result of investments we made during the first nine months of our 2008 fiscal year.  We made $1,350,000 in investments in two separate projects.  We made an approximately $1,050,000 investment in Prairie Gold Ventures which is investing in a demonstration scale cellulosic ethanol production facility.  Additionally, we made an approximately $300,000 investment in Corn Oil Bio-Solutions, LLC which is working to construct a corn oil biodiesel plant.

Consolidated current liabilities totaled approximately $8,806,000 at September 30, 2008 as compared to approximately $11,524,000 at December 31, 2007.  The decrease in current liabilities is due primarily to a significant decrease in our accounts payable and a reduction in our short-term notes payable.  These reductions to our current liabilities were offset by an approximately $3,659,000 increase in our current liabilities associated with our derivative financial instruments.  We had a significant decrease in our accounts payable at September 30, 2008 compared to December 31, 2007.  This decrease in accounts payable was primarily as a result of our corn suppliers requesting that we delay making corn payments until after the end of the year for tax purposes which increased our current liability for accounts payable at December 31, 2007.  Further, we made payments on our short-term loans during the first nine months of our 2008 fiscal year which reduced our current liabilities on September 30, 2008 compared to December 31, 2007.

We experienced a significant increase in current liabilities at September 30, 2008 as a result of our derivative financial instruments.  Due to the rapid decrease in corn prices that occurred during the three months ended September 30, 2008, and as a result of derivative positions we took on corn in order to protect against higher corn prices in the future, our derivative instruments represent a liability on our balance sheet.  For all of our futures and options contracts and for our forward purchase contracts that we entered into prior to January 1, 2008, we utilize mark to market accounting to value our derivative positions.  Mark to market accounting can make our income statement volatile as a result of changes in the price of the commodities that underlie our derivative instruments.  Mark to market accounting provides that all of our derivative instrument positions that are subject to the mark to market accounting are assigned a value at the end of each fiscal quarter based on the market price for the underlying commodities.  On September 30, 2008 we had derivative instruments that were for a value in excess of the market price of the underlying commodities which resulted in a liability on our balance sheet.  Further, as a result of these unfavorable derivative positions, we were required to deposit additional cash in our margin account with our broker to cover any losses we may experience as a result of our derivative instrument positions. The amount of the margin account represents an asset under the “due from broker” line on our balance sheet.  Subsequent to the period covered by this report during the week of October 6, 2008, we liquidated all of our futures and option contracts.  We chose to liquidate our futures and option positions in order to avoid making future payments into our margin account with our commodities broker which requires a significant amount of cash and therefore to maintain liquidity.

Due to the normal purchases exemption described in Note 2 to our financial statements, we will no longer be marking our forward purchase contracts to market for the contacts we enter into after January 1, 2008.

Management expects this to create less volatility in our income statement in the future during periods of time when the prices of the commodities underlying our derivatives are volatile.  However, we will continue to mark to market our futures and option contracts.  Due to the significant decrease in corn prices, the remaining bushels of corn for which we have forward purchase contracts that are still subject to mark to market accounting represented an approximately $15,000,000 unrealized and realized loss on our September 30, 2008 financial statement.

Long-term liabilities totaled approximately $3,665,000 at September 30, 2008, a decrease from approximately $5,077,000 at December 31, 2007.  The decrease in our long-term liabilities was primarily a result of a significant decrease in our notes payable.  This decrease in our notes payable is a result of periodic payments we have made on our long-term loan during the first nine months of our 2008 fiscal year.

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

•                  Changes in the value of our derivative instruments;

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

Liquidity and Capital Resources

The following table shows cash flows for the nine months ended September 30, 2008 and 2007:

	Nine months Ended September 30,
	2008	2007
Net cash provided by operating activities	$11,845,221	$14,968,978
Net cash used for investing activities	$(2,502,067)	$(1,980,858)
Net cash used for financing activities	$(5,100,548)	$(16,020,111)

Cash Flow From Operations.  The decrease in net cash flow from operating activities between the nine month period ended September 30, 2008 and 2007 was primarily due to a significant decrease in our net income for the nine months ended September 30, 2008.  However, much of the decrease in our net income for the nine month period ended September 30, 2008 from the comparable period of 2007 was from non-cash based increases to our cost of revenues.  In previous quarters of our 2008 fiscal year, we experienced significant unrealized gains on our derivative instruments that were not cash based and therefore did not have a positive impact on our cash flows.  Similarly, the unrealized losses we experienced during our third fiscal quarter are not cash based losses.  In computing our net cash from operating activities, these non-cash based items such as decreases in the value of our derivative financial instruments and due from broker, depreciation, amortization and others are disregarded.  Therefore, our net cash provided by operating activities is not impacted by our unrealized derivative losses in the same manner as our net income is impacted by these unrealized losses. Subsequent to the period covered by this report, we liquidated all of our futures and options contracts.  We liquidated these futures and options positions in order to avoid making future payments into our margin account with our commodities broker.  We did this in order to preserve liquidity should the price of corn continue to decrease which would require additional cash to fund margin calls.  This resulted in a realized loss on our futures and option contracts of approximately $7,500,000 which was incurred during our fourth fiscal quarter and will be included on our fourth quarter financial statement.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities.  Cash used for investing activities increased for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily due to the net effect of fewer purchases of property and equipment offset by significant investments we made in Prairie Gold Ventures and Corn Oil Bio-Solutions during 2008.  During the second fiscal quarter of 2007 we became an owner of RPMG, our ethanol and distillers grains marketer, and we elected to make our capital contribution over time.  We contribute a portion of our ethanol sales revenue as a capital contribution to RPMG.  We owe RPMG approximately $38,000 as the remaining portion of our capital contribution which we anticipate will be paid by January 2009.

Cash Flow From Financing Activities.  The significant decrease in cash we used for financing activities for the nine month period ended September 30, 2008 compared to the same period of 2007 was a result of a smaller distribution that was paid during the nine month period ended September 30, 2008 as compared to the nine month period ended September 30, 2007 offset by slightly more cash used for principal payments on our loans.

Management anticipates sufficient cash flow from operating activities and revolving debt to cover our debt service obligations, operations and planned capital expenditures for the next 12 months.  Based on current projections and market conditions we do not anticipate encountering problems with our liquidity in the next 12 months.  However, due to current conditions in the credit markets, and volatility in the price of our raw materials and finished products, we may experience liquidity problems in the future if we require additional debt financing and we are unable to obtain such financing to continue our operations. Additionally, we may seek additional debt financing in order to finance the construction of our corn oil extraction equipment.  However, due to the current status of the credit markets, we may not be able to secure such debt financing upon acceptable terms.  Should we be unable to secure the debt financing we are seeking for our corn oil extraction equipment on acceptable terms, we anticipate continuing to utilize cash from our operations to finance this project, which could have a negative impact on our liquidity.

Indebtedness

First National Bank of Omaha is our primary lender.  We have three loans outstanding with First National Bank pursuant to a Construction Loan Agreement and Construction Note dated September 25, 2000 and amendments thereto.

Short-Term Debt Sources

On May 19, 2008, we renewed our revolving promissory note from First National Bank of Omaha in the amount of $3,000,000.  The note expires on May 18, 2009 and the amount available is subject to certain financial ratios.  Interest on any outstanding principal balance accrues at the bank’s base rate (5.0% on September 30, 2008). There is a commitment fee of 3/8% on the unused portion of the $3,000,000 availability.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On September 30, 2008, we had an outstanding balance on the note of $0, and $3,000,000 was available to be drawn on the revolving promissory note.

Long-Term Debt Sources

We have one outstanding long-term loan that was originally issued to finance the construction of the ethanol plant.  We are subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements pursuant to the loan agreement.  The long-term loan is secured by the ethanol plant. The loan is subject to prepayment penalties based on the cost incurred by the bank to break its fixed interest rate commitment.  The balance of the long-term loan requires quarterly payments which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on the outstanding principal balance accrues at a fixed rate of 9% annually.  The principal balance due pursuant to the note as of September 30, 2008 was $5,276,950.

We also have a long-term revolving loan pursuant to which we may borrow up to $5,000,000 through September 1, 2011 known as Term Note 5.  Interest on the outstanding principal balance accrues at the bank’s base rate (5.0% on September 30, 2008).  The rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement.  Should we elect to borrow on Term Note 5, the lender will assess an unused commitment fee of 3/8% on the unused portion of the $5,000,000.  In addition, the bank draws our checking account to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed. On September 30, 2008, we had $0 outstanding and $5,000,000 available to be drawn on this loan.

Finally, we have a long-term debt obligation on a portion of a $1,323,000 tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The portion for which we are obligated is estimated at $358,917. The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which we were the recipient of the proceeds.  In 2003, Lake County became aware that the taxes collected from the property on which the plant was located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and change in interest rates during December of 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, we entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on our property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, our obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which our plant is located.   The interest rate on the bonds is 7.75% annually.  The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was $1,099,974 as of September 30, 2008.

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

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

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

Starting in the first fiscal quarter of 2008, we revised the manner in which we classify our forward contracts.  We will no longer mark to market our forward contracts for all purchase and sales contracts entered into after January 1, 2008.  Management believes this will lead to less volatility in our income statement.  As the forward purchase and sales contracts are fulfilled, the asset value of these forward purchase and sales contracts will be reduced and will be included on our income statement as an expense.  All forward contracts that were entered into prior to January 1, 2008 will continue to be marked to market.

At January 1, 2008, we had approximately 11.7 million bushels of corn contracts subject to the mark to market valuation.  The asset value related to the mark to market valuation was approximately $7.7 million at January 1, 2008.  The asset related to the market valuation will change with market fluctuation.  At September 30, 2008 we had approximately 4.2 million bushels of corn contracts subject to the mark to market valuation. Of the 4.2 million bushels, 2.2 million will be fulfilled in 2009 and thereafter.  However, due to the decreases in corn prices that occurred during the three month period ended September 30, 2008, these bushels that are subject to the mark to market valuation created a significant unrealized loss on our financial statements.  This demonstrates the volatility that can result when using the mark to market accounting in times when commodity prices are volatile.  The asset value related to the mark to market valuation was approximately $3.0 million.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to cost of revenues of approximately $14.0 million related to realized and unrealized losses from derivative instruments for the nine months ended September 30, 2008.  We recorded an increase to cost of revenues of approximately $1.3 million related to realized and unrealized losses from derivative instruments for the nine months ended September 30, 2007.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

To manage our corn price risk, our hedging strategy is designed to establish a price ceiling and floor for our corn purchases.  We have taken a net long position on our exchange traded futures and options contracts, which allows us to offset increases or decreases in the market price of corn.  The upper limit of loss on our futures contracts is the difference between the contract price and the cash market price of corn at the time of the execution of the contract. The upper limit of loss on our exchange traded and over-the-counter option contracts is limited to the amount of the premium we paid for the option.  Management believes our hedging strategy has been successful in decreasing our cost of revenues.  However, due to recent volatility in the corn market and as a result of significant margin calls that we have recently been required to make, we liquidated our futures and options during the week of October 6, 2008.  Management liquidated these futures and option contracts to preserve liquidity.

We estimate that our corn usage is approximately 17,000,000 bushels per year for the production of approximately 48,000,000 gallons of ethanol.  We currently have price protection for approximately 56% of our expected corn usage for the next 12 months using CBOT futures and options and over the counter option contracts and forward purchase contracts with local corn suppliers.  Subsequent to the period covered by this report, we liquidated all of our futures and options contracts which represented approximately 24% of our total corn price protection that was in place at September 30, 2008.  However, we still have price protection in place for a significant number of bushels of corn through our forward purchase contracts which were not liquidated.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, such as those recently experienced by us, but are expected to produce long-term positive growth for us.

As of September 30, 2008, Dakota Ethanol is committed to purchasing 200,000 MMBtu of natural gas through the first quarter of 2009.  This commitment represents approximately 13% of our needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The following table presents the fair value of our derivative instruments as of September 30, 2008 and December 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
September 30, 2008	$68,433,529	$6,843,352
December 31, 2007	$39,641,473	$3,964,147

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

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

For the fiscal quarter ended September 30, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments have occurred in the three month period ended September 30, 2008.

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

Our inability to secure the credit facilities we require may negatively impact our liquidity.  Due to current conditions in the credit markets, it has been increasingly difficult for businesses to secure financing.  We have experienced difficult in securing debt financing for our corn oil extraction equipment project, despite the fact that we have very little outstanding debt.  If in the future we are unable to secure the credit facilities we require to continue operating our company, we may experience liquidity problems which could cause us to cease operations until we can secure the financing we require.  This could negatively impact the value of our units.

Decreasing gasoline prices may negatively impact the selling price of ethanol which could reduce our ability to operate profitably.  The price of ethanol tends to change in relation to the price of gasoline.  Recently, as a result of a number of factors including a slowing world economy, the price of gasoline has decreased.  In correlation to the decrease in the price of gasoline, the price of ethanol has also decreased.  Decreases in the price of ethanol reduce our revenue.  Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol.  If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.

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

Negative media attention associated with the use of corn in the ethanol production process may lead to decreases in demand for the ethanol we produce which could negatively affect our profitability.  Recent media attention associated with the use of corn as the feedstock in ethanol production has been unfavorable to the ethanol industry.  This negative media attention has focused on the effect ethanol production has on domestic and foreign food prices.  With the recent decrease in corn prices, there has been less media attention focused on this issue.  However, individuals may continue to hold the belief that ethanol production negatively impacts world food prices.  Ethanol production has previously received favorable coverage by the news media which may have increased demand for ethanol.  Negative perception of ethanol production by the media or the public may have a negative effect on demand for ethanol which may decrease the price we receive for our ethanol.  Decreases in the selling price of ethanol may have a negative effect on our financial condition.

Increases in the price of corn could reduce our profitability.  Our results of operations and financial condition are significantly affected by the price and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.  The price at which we purchase corn has risen substantially in the last year and we expect the price of corn to continue to be volatile.  Despite the largest corn crop on record of approximately 13.1 billion bushels in 2007, the average cash price we paid for corn increased approximately 24% in the three month period ended September 30, 2008 as compared to the same period of 2007.

While corn prices have decreased from the peak we experienced at the end of June and early July 2008, we expect the price of corn to continue to be volatile.

If the demand for corn continues to increase we anticipate that the price of corn will similarly increase.  Since our revenues depend on the spread between the selling price of our ethanol and the price we pay for corn, increases in corn prices affect our ability to operate profitability.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry which may affect our ability to operate profitably.  The supply of domestically produced ethanol is at an all-time high.  As of October 28, 2008, there were 178 ethanol plants in operation nationwide with the capacity to produce more than 10.9 billion gallons of ethanol annually.  An additional 26 new plants and 5 expansions are currently under construction, which will add an additional estimated 2.8 billion gallons of annual production capacity.   Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the selling price of ethanol to continue to decline.  The market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our future profitability.

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

LAKE AREA CORN PROCESSORS, LLC

Date:	November 14, 2008	/s/ Scott Mundt
Scott Mundt
Chief Executive Officer

Date:	November 14, 2008	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer