Form 10-K
period 2008-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2009-03-31
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 000-50254

LAKE AREA CORN PROCESSORS, LLC
(Exact name of registrant as specified in its charter)

South Dakota	46-0460790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46269 SD Highway 34 P.O. Box 100 Wentworth, South Dakota	57075
(Address of principal executive offices)	(Zip Code)

(605) 483-2676
(Registrant’s telephone number, including area code)

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

☐  Yes   ☒  No

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of March 31, 2009, there are 29,620,000 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2008).  This information statement is referred to in this report as the 2009 Information Statement.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Availability and costs of products and raw materials, particularly corn and natural gas;

•	Changes in the price and market for ethanol and distiller’s grains;

•	Decreases in the price of gasoline or decreased gasoline demand;

•	Our ability to secure the financing we require to maintain liquidity and operate our business and changes in interest rates;

•	Changes and advances in ethanol production technology;

•	The effectiveness of our hedging strategy to offset increases in the price of our raw materials and decreases in the prices of our products;

•	Projected growth or overcapacity within the ethanol industry causing supply to exceed demand;

•	Our ability to market and our reliance on third parties to market our products;

•	The decrease or elimination of governmental incentives which support the ethanol industry;

•	Changes in the weather or general economic conditions impacting the availability and price of corn;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to retain key employees and maintain labor relations;

•	Our liability resulting from litigation;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.

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

Since September 4, 2001, we have been engaged in the production of ethanol and distiller’s grains.  Fuel grade ethanol is our primary product accounting for the majority of our revenue.  We also sell distiller’s grains, a principal co-product of the ethanol production process.  We recently completed the installation of equipment which allows us to extract corn oil from the distiller’s grains we produce which represents another co-product of the ethanol production process.  During our 2008 fiscal year, we processed approximately 16.5 million bushels of corn into approximately 46.8 million gallons of ethanol.  We also produced approximately 132,000 tons of distiller’s grains in 2008.  In 2009, we anticipate that our ethanol and distiller’s grains production levels will be substantially the same as in fiscal year 2008.  There is, however, no assurance that we will be able to operate at these production levels.

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

We underwent a significant change in our mode of operations on June 6, 2005, when we elected not to renew our management agreement and other marketing agreements with Broin Management, LLC and other various Broin-related entities.  Between June 6, 2005 and December 31, 2005, we negotiated termination of the contracts with the Broin-related entities and entered into agreements with new risk management and marketing service providers.

We recently completed installation of corn oil extraction equipment which allows us to remove some of the corn oil contained in our distiller’s grains.  This allows us to sell the corn oil separately from the distiller’s grains that we produce.  We are currently marketing the corn oil that we produce through RPMG which is the same entity that markets our ethanol and distiller’s grains.  During our 2008 fiscal year, we made an investment in Corn Oil Bio-Solutions, LLC (COBS) which is a company formed for the purpose of developing a biodiesel plant that utilizes corn oil as the feedstock to produce biodiesel.  Our intent was to sell all of our corn oil to COBS to use as the feedstock to produce biodiesel.  Due to current conditions in both the biodiesel industry and the credit markets, COBS has not completed the capitalization necessary to construct the biodiesel plant.  Should COBS complete construction of the proposed biodiesel plant, we anticipate selling the corn oil we produce to COBS in order to operate the biodiesel plant.

Financial Information

Please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues, profit and loss measurements and total assets and “Item 8 - Financial Statements and Supplementary Data” for our audited consolidated financial statements.

Principal Products

The principal products produced at the ethanol plant are fuel grade ethanol and distiller’s grains.  Subsequent to the end of our 2008 fiscal year, we commenced selling corn oil that we extract from our distiller’s grains.

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains.  More than 99% of all ethanol produced in the United States is used in its primary form for blending with unleaded gasoline and other fuel products.  The vast majority of the ethanol that is produced in the United States uses corn as the feedstock in the ethanol production process.  Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. As of March 5, 2009, the Renewable Fuels Association estimates United States ethanol production capacity at more than 12.3 billion gallons.  However, due to current conditions in the ethanol market, the Renewable Fuels Assocation estimates that as much as 15% of the ethanol production capacity in the United States has been idled.

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

Dakota Ethanol began producing ethanol in September 2001.  For our fiscal year ended December 31, 2008, revenues from sales of ethanol were approximately 86% of our total revenues.  We attribute this decrease compared to previous years with increased revenue we received from our distiller’s grains sales.  The following table shows the percentage of our total revenues that were from sales of ethanol for each of the last three fiscal years:

Fiscal Year	Percentage of Revenues from Sales of Ethanol
Ended December 31, 2008	86%
Ended December 31, 2007	89%
Ended December 31, 2006	91%

Distiller’s Grains

A principal co-product of the ethanol production process is distiller’s grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distiller’s grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Dry mill ethanol processing creates four forms of distiller grains: Distiller’s Wet Grains (“DWS”), Distiller’s Modified Wet Grains with Solubles (“DMWS”), Condensed Distiller’s with Solubles (“CDS”) and Distiller’s Dried Grains with Solubles (“DDGS”).  DWS is processed corn mash that contains approximately 70% moisture.  DWS has a shelf life of approximately seven days and can be sold only to consumers within the immediate vicinity of an ethanol plant.  DMWS is DWS that has been dried to approximately 50% moisture.  DMWS has a slightly longer shelf life of approximately ten days and is often sold to nearby markets.  CDS contains approximately 75% moisture and is marketed locally.  It has a shelf life of approximately thirty days.  DDGS is DWS that has been dried to between 10% and 12% moisture.  DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.  At our plant, the composition of the distiller’s grains we produce is approximately 2% DWS, 61% DMWS, 4% CDS and 33% DDGS.

For our fiscal year ended December 31, 2008, revenues from sales of distiller’s grains were approximately 14% of our total revenues.  The following table shows the percentage of our total revenues that were from sales of distiller’s grains for each of the last three fiscal years:

Fiscal Year	Percentage of Revenues from Sales of Distiller’s Grains
Ended December 31, 2008	14%
Ended December 31, 2007	11%
Ended December 31, 2006	8%

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market.  The United States is a net importer of ethanol so our ethanol marketer does not market our ethanol outside of domestic markets.  We do not anticipate marketing our ethanol in export markets in the near future.  Ethanol is generally blended with gasoline before it is sold to the end consumer.  Therefore, the primary purchasers of ethanol are fuel blending companies who mix the ethanol we produce with gasoline.  As discussed below in the section entitled “Distribution of Principal Products”, we have a third party marketer that sells all of our ethanol.  Our ethanol marketer makes all decisions regarding where our ethanol is sold.

Below is a chart showing the price for ethanol at the Sioux Falls, South Dakota Rack during our last three fiscal years.

We attribute the recent significant decrease in ethanol prices with decreases in commodity prices generally along with increased ethanol supply that we believe may be in excess of ethanol demand.  Please see our “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of anticipated ethanol prices.

Distiller’s Grains

Distiller’s grains are typically used as an animal feed substitute.  Distiller’s grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal.  We primarily market our distiller’s grains through a third-party marketer.  However, we market a portion of our distiller’s grains directly into our local market without the assistance of a third party marketer.  A majority of our distiller’s grains are sold to consumers in the United States.  However, distiller’s grains exports have increased recently as distiller’s grains have become a more accepted animal feed substitute.  We anticipate that distiller’s grains exports will continue to increase to countries that have animal feeding industries.

Below is a chart showing the market price for distiller’s grains compared to corn and soybean meal prices during our last three fiscal years.

Distribution of Principal Products

Ethanol Distribution

On November 30, 2005, we entered into an Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group (“RPMG”) of Shakopee, Minnesota, for the purposes of marketing and distributing our ethanol. On April 1, 2007, we became an owner of RPMG by making a capital contribution to RPMG.  Our capital contribution was $605,000, of which $105,000 was paid at the time we became an owner of RPMG and the balance will be paid over time with a portion of our ethanol sales revenue.  We became a party to RPMG’s operating agreement, executed a contribution agreement that governs the funding of our capital contribution to RPMG, and entered into a new member ethanol fuel marketing agreement for members of RPMG.  Becoming an owner of RPMG allows us to share any profits made by RPMG and reduces the fees that we pay RPMG to market our ethanol.  Pursuant to our member ethanol fuel marketing agreement, we use a pooled marketing arrangement, which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG.  RPMG pays us a netback price per gallon that is based on the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based on each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.

Distiller’s Grains Distribution

Other than the distiller’s grains that we market locally, our distiller’s grains are marketed by RPMG, the same entity that markets our ethanol.  On July 15, 2008 we entered into a distiller’s grains marketing agreement with RPMG.  Our previous distiller’s grains marketer was CHS, Inc.  We made our final deliveries of distiller’s grains for contracts with CHS in October 2008.  The initial term of our distiller’s grains marketing agreement with RPMG is two years.  Our distiller’s grains marketing agreement with RPMG automatically renews for additional one-year terms unless notice is given as provided by the distiller’s grains marketing agreement.  We pay RPMG a commission based on each ton of distiller’s grains sold by RPMG.

Beginning on December 1, 2005, we began marketing some of our distiller’s grains to our local market without the use of an external marketer.  Shipments of these products are made to local markets by truck.  This has allowed us to sell less distiller’s grains in the form of DDGS which has decreased our natural gas usage and increased our revenues from the sale of distiller’s grains.

New Products and Services

We did not introduce any new products or services during our fiscal year ended December 31, 2008.  We recently completed installation of equipment which allows us to extract corn oil from the distiller’s grains we produce.  We are currently marketing the corn oil we produce through RPMG which is the same marketer that markets our ethanol and distiller’s grains.  If COBS is successful in building a biodiesel plant, we anticipate selling the corn oil we produce to COBS as the feedstock to produce biodiesel.

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol and distiller’s grains is corn.  To operate at a nameplate capacity of 40 million gallons, the plant requires a supply of approximately 14 million bushels of corn annually.  The plant currently operates in excess of its nameplate capacity, producing approximately 46.8 million gallons of ethanol annually from approximately 16.5 million bushels of corn.  The area surrounding the plant near Wentworth in Lake County, South Dakota, currently provides an ample supply of corn to meet and exceed our raw material requirements for the nameplate and actual production capacity of the plant.

Recently, we have experienced record corn crops, including the largest corn crop which was harvested in the fall of 2007 and the second largest corn crop which was harvested in the fall of 2008.  Despite these record corn crops, corn prices have recently been extremely volatile.  We experienced a spike in corn prices during the middle of our 2008 fiscal year.  The Midwest experienced significant flooding and poor weather during the early part of the 2008 growing season. This caused corn prices to increase significantly on fears that the corn harvest in the fall of 2008 would not be sufficient to meet current demand.  As a result, corn prices peaked in late June and early July 2008, with prices reaching as high as $8.00 per bushel.  Following the unfavorable weather in the early part of the 2008 growing season was nearly ideal weather conditions.  This, along with the collapse of the financial markets and a general downturn in the global commodities market, resulted in a significant decrease in corn prices during the second half of our 2008 fiscal year.

Below is a chart showing the spot price of corn during our last three fiscal years.

Should we endure an entire growing season with either widespread or localized poor weather that significantly reduces the corn crop, such as a widespread drought, corn prices could increase significantly.  These high corn prices could persist for a significant period of time and may result in our inability to operate the ethanol plant profitably.

We recently switched risk management consultants from FCStone, LLC of West Des Moines, Iowa to John Stewart & Associates, Minnesota Branch of Roseville, Minnesota (“JS&A”).  We agreed to pay JS&A a fee of $2,500 per month to assist us in making risk management decisions regarding our commodity purchases.  The initial term of the agreement is one year and thereafter it renews on a month-to-month basis.  We anticipate engaging in less risk management activities as a result of changes we have made to our risk management strategy. Recently, we have been required to use a significant amount of cash to make margin calls required by our commodities broker as a result of significant decreases in corn and natural gas prices and the resulting unrealized and realized losses we experienced on our hedging activities since July 2008.  Utilizing cash for margin calls has an impact on the cash we have available for our operations which could result in liquidity problems during times when corn or natural gas prices fall significantly.  Going forward, we have decided to use minimal hedging of our corn and natural gas purchases to avoid potential losses on our hedge positions and the resulting impact on our cash position.  This may leave us vulnerable to corn and natural gas price increases, however, we believe this is necessary to more closely match the price we pay for corn and natural to the market price of ethanol and distiller’s grains which we believe change in relation to corn prices and commodity prices generally.

Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market.  Certain of our members have corn delivery contracts that require them to supply us with corn as a condition of being a member of the company.  On August 1, 2007, our board of directors approved a resolution making it voluntary for these members to deliver corn to us under their respective corn delivery agreements.  We anticipate that many of our members will continue to supply us with corn on a voluntary basis.  We anticipate purchasing corn from third parties should our members fail to supply us with enough corn to operate the ethanol plant at capacity.

Natural Gas

Natural gas is an important input to our manufacturing process.  We use natural gas to dry our distiller’s grains products to moisture contents at which they can be stored for long periods of time.  This allows the distiller’s grains we produce to be transported greater distances which allows them to serve broader livestock markets, including poultry and swine markets in the continental United States.  We contract with NorthWestern Energy for our natural gas.  Under our agreement, the price for our natural gas is based on market rates.  The agreement is in effect until 2011 renewable for an additional ten year term, unless the agreement is terminated.  Since operations commenced in 2001, there have been no interruptions in the supply of natural gas from NorthWestern Energy, and all of our natural gas requirements have been met.  Recently we have experienced significant decreases in natural gas prices which have followed energy and commodity prices generally.  We anticipate that natural gas prices will continue to remain low so long as the global economic slowdown persists.  However, should we experience supply interruptions during our 2009 fiscal year, such as from hurricane activity in the Gulf Coast region of the United States, we may experience higher natural gas prices.

Below is a chart showing the spot market price of natural gas during our last three fiscal years.

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

Water

Water is a necessary part of the ethanol production process.  It is used in the fermentation process and to produce steam for the cooking, evaporation, and distillation processes.  We contract with Big Sioux Community Water System, Inc. to supply and meet our water requirements for the ethanol and distiller’s grains production process.  Our agreement with Big Sioux is for automatically renewing five-year terms.  Since our operations commenced in September 2001, we have had no interruption in the supply of water and all our requirements have been met.  We are in the process of negotiating a renewal of our water supply agreement.  Pursuant to an addendum to our water supply agreement, the current renewal term of the agreement is for three months starting on December 17, 2008.  We anticipate entering into another long term agreement with Big Sioux Community Water System, Inc.  Currently, the Big Sioux Community Water System will not guarantee any of the parameters of the original agreement due to our water usage levels.  The agreement also allows us to use water from the Skunk River Aquifer to meet the plant’s water needs.

Seasonal Factors in Business

We anticipate some seasonality of demand for ethanol during the summer months that coincides with increases in gasoline demand.  We anticipate that this increased demand during summer months may be less pronounced this year as a result of the global economic slowdown that we believe is negatively impacting gasoline demand.  Since ethanol is typically blended with gasoline, when gasoline demand falls, ethanol demand is negatively impacted.  In an effort to improve air quality in regions where carbon monoxide and ozone are a problem, the Federal Clean Air Act requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas.  Gasoline that is blended with ethanol has a higher oxygen content than gasoline that does not contain ethanol.  As a result, we expect fairly light seasonality with respect to our revenue from ethanol sales allowing us to, potentially, be able to sell our ethanol at a slight premium during the mandated oxygenate period.  As more ethanol is used year round in many markets in the United States, we anticipate this effect to be dampened.

Working Capital

In order to protect the price of our inputs, namely corn and natural gas, we enter into hedging transactions that are designed to limit our exposure to increases in the price of corn and natural gas.  As a result of the volatility of corn prices during our 2008 fiscal year, decreasing corn prices had a significant impact on the cash we had available for working capital at the end of our 2008 fiscal year. We experienced historic high prices for corn during the early part of July 2008 and these prices decreased significantly during the remaining months of our 2008 fiscal year.  The result of this volatility is that we were forced to dedicate significant amounts of cash to meet margin calls associated with our derivative instruments and we experienced significant losses on our risk management activities.  On October 7, 2008, we liquidated all of our futures and options positions in order to preserve our liquidity.  This resulted in an approximately $7.5 million realized loss on our derivative instruments which we recorded during our fourth fiscal quarter of 2008.  We anticipate adjusting our hedging strategy in the future so we will not be as exposed to significant hedging losses during times when corn prices are volatile which can affect the amount of working capital we have available.

Dependence on One or a Few Major Customers

As discussed above, we have entered into marketing agreements with RPMG to market both our ethanol and distiller’s grains.  Further, we anticipate marketing our corn oil with RPMG.  Therefore, we anticipate relying on RPMG to market almost all of our products, except for those distiller’s grains that we market locally.  Our financial success will be highly dependent on RPMG’s ability to market our products.  Any loss of RPMG as our marketing agent or any lack of performance under these agreements or inability to secure competitive prices could have a significant negative impact on our revenues.

Our Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do.  During our 2008 fiscal year, there was relatively slower growth in the number of new ethanol producers entering the market due to high corn prices and relatively lower ethanol prices as compared to 2007 and 2006.  We anticipate that ethanol production will continue to increase in order to meet the ethanol use mandates included in the Federal Renewable Fuels Standard.  However, we also expect increased competition from other forms of renewable energy, specifically cellulosic ethanol.

Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose.  Many of the government incentives that have recently been passed, including the expanded Renewable Fuels Standard and the 2008 Farm Bill, have included significant incentives to assist in the development of commercially viable cellulosic ethanol.  Currently, the technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale, however, due to these new government incentives, we anticipate that commercially viable cellulosic ethanol technology will be developed in the near future.  Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol.  If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high.  We do not believe it would be feasible to convert our ethanol plant to utilize cellulosic ethanol production technology.  Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service.  We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  However, during our 2008 fiscal year, some consolidation of the ethanol industry occurred, especially with the merger between Verasun Energy and U.S. BioEnergy.  Management believes that conditions are right for a contraction in the ethanol industry as a result of the significant financial hardship that has been occurring in the ethanol industry recently.

According to the Renewable Fuels Association, as of March 5, 2009, the ethanol industry has grown to 193 production facilities in the United States. There are approximately 23 plants currently under construction or expansion.  The Renewable Fuels Association estimates that the United States ethanol industry has capacity to produce approximately 12.3 billion gallons of ethanol per year, however the Renewable Fuels Association estimates that as much as 15% of this production capacity may be idled due to current conditions in the ethanol industry.  The new ethanol plants under construction along with the plant expansions under construction could push United States production of fuel ethanol in the near future to nearly 14.5 billion gallons per year.  Further, should financial conditions in the ethanol industry improve, some or all of the idled production capacity may resume production of ethanol and distiller’s grains which could increase the supply of ethanol and distiller’s grains significantly.

The largest ethanol producers include POET, Archer Daniels Midland, Valero Renewable Fuels and Hawkeye Renewables each of which are capable of producing more ethanol than we produce.  Valero Renewable Fuels recently purchased 8 ethanol plants with capacity to produce 780 million gallons of ethanol per year from VeraSun Energy through a Chapter 11 Bankruptcy auction.  Valero paid $477 million for the VeraSun facilities, excluding working capital and inventory which is currently estimated at $75 million.  Valero is a large gasoline refiner and it owns retail level gasoline distribution.  Valero’s involvement in both the ethanol and gasoline blending industries may allow Valero to realize economies of scale and favorable operating conditions that may negatively impact other ethanol producers, including us.  Further, many in the ethanol industry believe that the ethanol industry is ripe for consolidation.  Several other ethanol production companies have recently filed for bankruptcy which may result in consolidation of the ethanol industry depending on whether the ethanol plants of these companies are purchased by other large ethanol production companies.  This may result in a few large companies controlling a significant amount of the ethanol production industry.  These large ethanol producers may influence the ethanol industry in a manner that is not beneficial to us.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY

BY TOP PRODUCERS

Producers of Approximately 200
million gallons per year (mmgy) or more

Company	Location	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Aventine Renewable Energy, Inc.*	TOTAL Pekin, IL Aurora, NE	207
Archer Daniels Midland*	TOTAL Decatur, IL Cedar Rapids, IA Clinton, IA Columbus, NE Marshall, MN Peoria, IL Wallhalla, ND	1,070	550
POET*	TOTAL Albert Lea, MN Alexandria, IN Ashton, IA Big Stone, SD Bingham Lake, MN Caro, MI Chancellor, SD Coon Rapids, IA Corning, IA Emmetsburg, IA Fostoria, OH Gowrie, IA Groton, SD Hanlontown, IA Hudson, SD Jewell, IA Laddonia, MO Lake Crystal, MN Leipsic, OH Macon, MO Marion, OH Mitchell, SD N. Manchester, IN Portland. IN Preston, MN Scotland, SD	1469	65
Hawkeye Renewables, LLC	TOTAL Iowa Falls, IA Fairbank, IA Menlo, IA Shell Rock, IA	445 105 120 110 110
Valero Renewable Fuels	TOTAL Albion, NE Albert City, IA	780 110 110	110

	Aurora, SD Charles City, IA Ft. Dodge, IA Hartley, IA Welcome, MN	120 110 110 110 110
	Reynolds, IN		110
AgStar Financial Services (to be sold to numerous interested parties within 60 days of closing VeraSun transaction)	TOTAL Central City, NE Ord, NE Dyersville, IA Hankinson, ND Janesville, MN Woodbury, MI	530 100 50 110 110 110 50
WestLB Ag	TOTAL Linden, IN Bloomingburg, OH	220 110 110

*Individual state production capacity not reported

Source: Renewable Fuels Association (“RFA”)

Updated: March 5, 2009

Competition with Ethanol Imported from Other Countries

Ethanol production is also expanding internationally.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination on importation to the United States under a program known as the Caribbean Basin Initiative.  Some ethanol producers, including Cargill, have started taking advantage of this situation by building dehydration plants in participating Caribbean Basin countries, which convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.  Further, despite the fact that there is a significant amount of ethanol produced in the United States, ethanol produced abroad and shipped by sea may be a more favorable alternative to supply coastal cities that are located on international shipping ports.

Competition from Alternative Fuels

Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol.  Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development.  The major oil companies have significantly greater resources than we have to market other additives, to develop alternative products, and to influence legislation and public perception of ethanol.  These companies also have sufficient resources to begin production of ethanol should they choose to do so.  Recently, Valero Renewable Fuels, purchased 8 ethanol plants from the VeraSun Energy bankruptcy auction with capacity to produce 780 million gallons of ethanol per year.  Valero paid $477 million for the VeraSun facilities, excluding working capital and inventory which is currently estimated at $75 million.  Valero is a company that owns gasoline blending and retail businesses.  This may be a signal of further involvement by major oil companies in the renewable fuels industry.  We may not be able to compete with the resources of these large oil companies.

Further, recent governmental incentives included in both the 2008 Farm Bill and President Obama’s stimulus plans have targeted government incentives at certain advanced renewable fuels such as cellulosic ethanol.  The purpose of these incentives is to develop other alternative energy sources from feedstocks other than corn.  These incentives may benefit producers of other alternative fuels in a manner that makes the ethanol we produce not competitive and could negatively impact our operations.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell and hydrogen industries continue to expand and gain broad acceptance and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which could negatively impact our profitability.

Distiller’s Grains Competition

Our ethanol plant primarily competes with other ethanol producers in the production and sales of distiller’s grains.  Distiller’s grains are primarily used as an animal feed supplement which replaces corn and soybean meal. As a result, we believe that distiller’s grains prices are positively impacted by increases in corn and soybean prices.  The amount of distiller’s grains produced by the ethanol industry is expected to continue to increase as the number of operating ethanol plants increases.  This could negatively impact the price at which we sell our distiller’s grains unless demand expands in relation to the expanding supply.  However, as a result of decreased ethanol production due to the current conditions in the ethanol industry, we believe that distiller’s grains production has also decreased.  We anticipate that this may have a positive impact on distiller’s grains prices.  We expect the market price of distiller’s grains to continue to be volatile as a result of changes in distiller’s grains production and the price of corn and soybeans.

General Ethanol Demand and Supply

According to the Renewable Fuels Association, demand for fuel ethanol in the United States continued to increase in 2008.  Domestic ethanol demand was approximately 9.5 billion gallons in 2008 according to Renewable Fuels Association statistics.  Further, domestic ethanol production is estimated by the RFA to be 9 billion gallons.  However, we believe that current ethanol production capacity is significantly higher than ethanol demand which we believe negatively impacts ethanol prices.  If the supply of ethanol continues to increase at a more rapid rate than demand, the price at which we can sell our ethanol may continue to decrease.  The ethanol industry must grow demand for ethanol in order to support current ethanol prices and allow the ethanol industry to remain profitable.

Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall”, which represents a limit where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E85 used in flex fuel vehicles.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2009 or 2010.  The RFS requires that 36 billion gallons of renewable fuels be used each year by 2022.  In order to meet the RFS in future years and expand demand for ethanol, higher blends of ethanol must be utilized in conventional automobiles.  Such higher blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher ethanol blends.  Currently, state and federal regulations prohibit the use of higher ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase.  Our financial condition may be negatively affected by decreases in the selling price of ethanol resulting from lower ethanol demand compared to ethanol supply.

We anticipate that the current low price for gasoline may not increase demand for ethanol as quickly as gasoline prices have in the past.  When gasoline prices were very high, ethanol prices were comparatively much lower and represented a significant cost savings to fuel blenders who blended ethanol with conventional gasoline.  Therefore, fuel blenders used a significant amount of ethanol in order to reduce gasoline costs in an effort to compete more favorable in the gasoline market.  During periods of time when gasoline prices are high, fuel blenders are expected to voluntarily blend ethanol with gasoline due to the favorable spread in price between gasoline and ethanol.  However, in times when gasoline prices are low, blending ethanol does not present the same economies to fuel blenders who we anticipate will only blend as much ethanol as is required.

Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 is a blend of 85% ethanol and 15% gasoline.  The National Ethanol Vehicle Coalition reports as of February 4, 2009, that there are approximately 1,900 retail gasoline stations supplying E85.  While the number of retail E85 suppliers increases significantly each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  According to the RFA, as of February 2009, there are more than 9 million flex fuel vehicles on the road in the United States.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol as a result of E85 consumption.  However, we anticipate that the number of flex fuel vehicles will not increase at a fast enough rate to significantly increase ethanol demand to meet the RFS in future years as well as projected ethanol supply capacity.  We believe this is especially true as a result of the current global economic climate and the difficulties being experienced by the automobile industry.  As automobile sales fall, the number of flex fuel vehicles that enter the market each year will also fall.  Further, the automobile industry may not be in a position to continue to develop technology that utilizes more ethanol when the automobile industry is struggling financially.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol, distiller’s grains and corn oil.

Governmental Regulation

Costs and Effects of Federal Ethanol Supports

The effect of the renewable fuel standard (“RFS”) program in the Energy Independence and Security Act signed into law on December 19, 2007 (the “2007 Act”) is uncertain. The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act increased to 11.1 billion gallons per year in 2009, and is scheduled to increase to 36 billion gallons per year in 2022. However, only 10.5 billion gallons of the RFS in 2009 and 15 billion gallons by 2015 can be met with corn based ethanol such as the ethanol we produce.  The 2007 Act also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch, such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture.

Waivers of the RFS minimum levels of renewable fuels included in gasoline could negatively impact our results of operations. Under the RFS, as originally passed as part of the Energy Policy Act of 2005, the U.S. Environmental Protection Agency, or EPA, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the EPA determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirement.

Further, the blending wall has established somewhat of a cap on ethanol demand due to the fact that current EPA regulations prohibit using higher blends of ethanol in conventional automobiles.  The ethanol industry and several politicians have been working to increase the allowable percentage of ethanol that can be used in conventional automobiles.  The EPA may not choose to change the regulations necessary for higher blends of ethanol to be used in conventional automobiles.  This may limit demand for ethanol.

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

On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill are enacted into law. Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects. The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology. The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees. The 2008 Farm Bill also modifies the ethanol fuels tax credit from 51 cents per gallon to 45 cents per gallon beginning in 2009. The bill also extends the 54 cent per gallon tariff on imported ethanol for two years, to January 2011. The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007, which contains the increased renewable fuels standard described above.  There is currently some debate in the U.S. Senate about whether to repeal the 54 cent per gallon tariff on imported ethanol. If the 54 cent per gallon tariff is repealed, demand for domestically produced ethanol may be offset by the supply of ethanol imported from Brazil or other foreign countries.

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

In addition, we may be required to purchase and install equipment for controlling and improving emissions.  In each of our last two fiscal years, 2008 and 2007, our costs of environmental compliance were approximately $252,000.

We are subject to environmental oversight by the EPA.  There is always a risk that the EPA may enforce certain rules and regulations differently than South Dakota’s environmental administrators.  South Dakota or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant.  Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

The government’s regulation of the environment changes constantly.  It is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  Furthermore, plant operations are governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of operating the plant may increase.  Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Employees

As of March 15, 2009, we had a total of 38 full-time employees.  We do not expect to hire a significant number of employees in the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States.  All of the products sold to our customers for fiscal years 2008, 2007 and 2006 were produced in the United States and all of our long-lived assets are domiciled in the United States.  We have engaged a third-party professional marketer which decides where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketer.  Therefore, some of our products may be sold outside of the United States.

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

Risks Relating to Our Business

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans which may result in our failure.  We have been involved in discussions with our primary lender, First National Bank of Omaha (FNBO), regarding our non-compliance with certain of our loan covenants at the end of our 2008 fiscal year and our anticipated non-compliance during our first fiscal quarter of 2009.  Specifically, we were out of compliance with our debt service coverage ratio and our working capital covenants as of December 31, 2009, and we anticipate being out of compliance with these two covenants as of March 31, 2009.  Further, we do not anticipate that we will be able to raise an additional $2,000,000 of subordinated debt by March 31, 2009 as required by a loan amendment we executed in January 2009.  FNBO agreed to grant us a waiver of our non-compliance with these loan covenants and agreed to extend the date by which we must raise the additional $2,000,000 in subordinated debt to May 18, 2009.  Further, FNBO has agreed to change the way our debt service coverage ratio is measured until December 31, 2009.  We are in the process of trying to raise the additional subordinated debt financing and securing the financing for our corn oil extraction equipment as required by FNBO.  However, we may violate the terms of our amended credit agreements with FNBO even after the waivers issued by FNBO.  Further, there may be costs involved in securing this waiver from FNBO, including attorney fees and other costs of FNBO related to issuing the waiver.  If we violate the terms of our loan, our primary lender could deem us in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may have to liquidate or reorganize under Chapter 11 bankruptcy protection which could decrease or eliminate the value of our units.

We may not be able to raise sufficient capital in our subordinated debt offering which could result in our failure.  We are currently conducting a private offering of subordinated debt securities to certain qualifying investors.  Our lender has required that we raise an additional $2,000,000 in subordinated debt financing by May 18, 2009.  We may not be able to raise this amount of additional subordinated debt through our debt offering.  If we are unable to raise the debt required by our credit agreement with our lender, we may be in violation of our credit agreement.  This could result in our lender requiring immediate repayment of the entire outstanding amount of our loans.  If we do not have the funds available to repay the loans or we cannot find another source of financing, we may have to liquidate or reorganize under Chapter 11 bankruptcy protection which could decrease or eliminate the value of our units.

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

Corn, as with most other crops, is affected by weather, disease and other environmental conditions.  The price of corn is also influenced by general economic, market and government factors.  These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand, supply and quality.  Changes in the price of corn can significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions.  If we endure high corn prices for a sustained period of time without corresponding increases in the selling price of ethanol and distiller’s grains, such pricing may reduce our ability to operate our ethanol plant profitably.  If our region becomes saturated by ethanol plants, corn used for ethanol could consume a significant portion of the total corn production in our region, which would likely increase local corn prices.  We may not be able to offset an increase in the price of corn by increasing the price of our products.

The prices for and availability of natural gas are subject to volatile market conditions, including supply shortages and infrastructure incapacities.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and distiller’s grains for our customers.  During the end of 2005 and early 2006, natural gas supply disruptions as a result of hurricanes in the Gulf Coast led to historic high natural gas prices.  At any time, similar supply disruptions may increase the price we pay for natural gas.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.

Increases in the price we pay for corn and natural gas, without corresponding increases in the price we receive for our ethanol and distiller’s grains, may make our ethanol plant operate unprofitably which could reduce or eliminate the value of our units.

The spread between ethanol and corn prices can vary significantly which could prevent us from operating the ethanol plant profitably.  Corn costs significantly impact our cost of goods sold.  The spread between the price of ethanol and the price we pay per bushel of corn has fluctuated significantly in the past and may fluctuate significantly in the future.  We have recently experienced losses due to our raw material costs being higher than our revenues related to relatively higher natural gas and corn costs compared to the price we receive for our ethanol.  The spread between the price of ethanol and price of corn may continue to be volatile and may lead to volatility in our net income and could lead to negative operating margins in the future.  Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, could prevent us from operating the ethanol plant profitably.  Our inability to operate the ethanol plant profitably for an extended period of time may reduce or eliminate the value of our units.

Our revenues will be greatly affected by the price at which we can sell our ethanol and distiller’s grains which could result in our inability to operate the ethanol plant profitably. The prices of ethanol and distiller’s grains can be volatile as a result of a number of factors. These factors include overall supply and demand, commodity prices generally, including the price of gasoline and corn, government mandates for ethanol use such as the Renewable Fuels Standard, levels of government support, the blending wall and the availability and price of competing products.

The selling price of ethanol peaked in the middle of 2008 and was significantly lower by the end of 2008 and into the beginning of 2009.  We anticipate the price of ethanol to be volatile as a result of the current economic uncertainty along with changes in the relationship between ethanol supply and demand.  The interaction of the new ethanol supply and demand will likely create swings in the price of ethanol into the foreseeable future.  Should ethanol demand continue to expand at a slower pace than increases in ethanol supply, we anticipate the selling price of ethanol to continue to decrease.  Further, we anticipate that increases in ethanol supply will also lead to increases in distiller’s grains supply.  If the increased supply of distiller’s grains is not also met with corresponding increases in distiller’s grains demand, it may reduce the selling price of distiller’s grains.  As the ethanol industry continues to grow, we anticipate volatility in the price of both ethanol and distiller’s grains which makes future price projections unreliable.  Any downward changes in the price of ethanol and/or distiller’s grains may result in less revenue and may impact our ability to operate profitably.

Our business is not diversified.  Our success depends largely upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distiller’s grains.  If economic or political factors adversely affect the market for ethanol, we have no other line of business to fall back on. Our business would also be significantly harmed if our ethanol plant could not operate at full capacity for any extended period of time.

We may require additional debt financing to continue to operate our ethanol plant which may not be available or may not be available on favorable terms which may result in our inability to operate the ethanol plant profitably.  The ethanol industry is experiencing difficult economic conditions which have affected us.  As a result of these economic conditions, we may require additional financing in the future in order to continue to operate the ethanol plant.  However, due to current conditions in the credit markets, we may not be able to secure such additional financing or we may not be able to secure such financing on favorable terms.  If we are unable to secure the additional financing we may need in the future on favorable terms, we may be forced to shut down the ethanol plant or reduce ethanol production at the plant, either on a short term basis or permanently.  This may force us to liquidate or reorganize under Chapter 11 bankruptcy protection which could decrease or eliminate the value of our units.

Advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  These third-party licenses may not be available or, once obtained, may not continue to be available on commercially reasonable terms.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Our product marketer may fail to market our products at competitive prices which may cause us to operate unprofitably.  RPMG is the sole marketer of all of our ethanol, corn oil and distiller’s grains, and we rely heavily on its marketing efforts to successfully sell our products.  Because RPMG sells ethanol, corn oil and distiller’s grains for a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent upon the financial health of RPMG as substantially all of our revenues are attributable to RPMG’s sales.  If RPMG breaches our marketing agreements or it cannot market all of the ethanol, corn oil and distiller’s grains we produce, we may not have any readily available means to sell our ethanol, corn oil and distiller’s grains and our financial performance will be adversely and materially affected.  While we market a portion of our distiller’s grains internally to local consumers, we do not anticipate we would have the ability to sell all of the distiller’s grains, corn oil and ethanol we produce ourselves.  If our agreements with RPMG terminate, we may seek other arrangements to sell our ethanol, corn oil and distiller’s grains, including selling our own product, but we may not be able to achieve results comparable to those achieved by RPMG.

We engage in hedging transactions which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent on the price of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to corn and natural gas price volatility. We may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn and/or natural gas prices increase.  Recently, we have been required to use a significant amount of cash to make margin calls required by our commodities broker as a result of significant decreases in corn and natural gas prices and the resulting unrealized and realized losses we experienced on our hedging activities since July 2008.  Utilizing cash for margin calls has an impact on the cash we have available for our operations which could result in liquidity problems during times when corn or natural gas prices decrease significantly.  This is especially true during times when credit is difficult to secure such as it currently is.  As a result of this situation, in October 2008, we liquidated all of our hedging positions which resulted in a realized loss of approximately $7.5 million which we recorded in our fourth fiscal quarter of 2008.  Going forward, we have decided to use minimal hedging of our corn and natural gas purchases to avoid potential losses on our hedge positions and the resulting impact on our cash position.  This may leave us vulnerable to corn and natural gas price increases.  We believe this is necessary to more closely match the price we pay for corn and natural gas to the market price of ethanol and distiller’s grains which we believe change in relation to corn prices and commodity prices generally.  Significant losses on our hedging activities may cause us to operate unprofitably and could decrease the value of our units.

Risks Related to Ethanol Industry

Valero, a large gasoline blending company, recently purchased 8 ethanol plants from the VeraSun bankruptcy which may signal further involvement in the ethanol industry by large oil companies which may influence the ethanol industry in ways that harms our business.  Valero Renewable Fuels recently purchased 8 ethanol plants from the VeraSun Energy bankruptcy auction.  These ethanol plants have a total nameplate production capacity of 780 million gallons of ethanol.  Valero paid $477 million for the VeraSun facilities, excluding working capital and inventory which is currently estimated at $75 million.  Valero is involved in the gasoline blending and retail gasoline sales industries.  Now, Valero owns ethanol production capacity that would allow Valero to produce a portion of the ethanol that it is required to blend with gasoline.  This may allow Valero to realize economies in the production and sale of ethanol that we are not able to realize.  Further, this may signal increased involvement by large oil companies in the ethanol industry.  Many of these oil companies have significantly greater resources than we have. We may not be able to compete effectively with Valero or other large oil companies which may result in our inability to operate our ethanol plant profitably.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry which could decrease the selling prices of our products and cause us to operate unprofitably.  The supply of domestically produced ethanol is at an all-time high.  As of March 5, 2009, there were 193 ethanol plants nationwide with the capacity to produce more than 12.3 billion gallons of ethanol annually.  An additional approximately 23 plants are currently under construction or expansion, which will add an additional estimated 2 billion gallons of annual production capacity.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the selling price of ethanol to continue to decline.  The market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our future profitability.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers.  There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States.  The passage of the Energy Policy Act of 2005 included a renewable fuels mandate.  The Energy Independence and Security Act of 2007 increased the RFS to 36 billion gallons by 2022.  Further, some states have passed renewable fuel mandates.  These increases in ethanol demand have encouraged companies to enter the ethanol industry.  The largest ethanol producers include POET, Archer Daniels Midland, Valero Renewable Fuels and Hawkeye Renewables, LLC, all of which are each capable of producing more ethanol than we produce.  We may not be able to compete effectively with these larger ethanol producers.  Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market.  These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

Competition from the advancement of alternative fuels may lessen the demand for ethanol which could negatively impact our ability to operate profitably.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol.  The RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022.  Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants.  We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

Growth in the ethanol industry is dependent on growth in the fuel blending infrastructure to accommodate ethanol, which may be slow and could result in decreased demand for ethanol.  The ethanol industry depends on the fuel blending industry to blend the ethanol that is produced with gasoline so it may be sold to the end consumer.  In many parts of the country, the blending infrastructure cannot accommodate ethanol so no ethanol is used in those markets.  Substantial investments are required to expand this blending infrastructure and the fuel blending industry may choose not to expand the blending infrastructure to accommodate ethanol.  Should the ability to blend ethanol not expand at the same rate as increases in ethanol supply, it may decrease the demand for ethanol which may lead to a decrease in the selling price of ethanol which could impact our ability to operate profitably.

Ethanol imported from Caribbean basin countries may be a less expensive alternative to our ethanol and negatively impact our ability to sell our product at a profit.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have built dehydration plants in participating Caribbean Basin countries, such as El Salvador, which convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably, adversely affect our results of operations and financial condition.

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

Risks Related to Regulation and Governmental Action

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles which could impact our ability to operate profitably.  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall”, which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  However, the Renewable Fuels Standard provides for 36 billion gallons of renewable fuels being blended by 2022.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2009 or 2010.  In order to meet the RFS and expand demand for ethanol, higher blends of ethanol must be utilized in conventional automobiles.  Such higher blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher ethanol blends.  Currently, state and federal regulations prohibit the use of higher ethanol blends in conventional automobiles and automobile manufacturers have stated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably.

A change in government policies favorable to ethanol may cause demand for ethanol to decline.  Growth and demand for ethanol may be driven primarily by federal and state government policies, national tax incentives and the renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our results of operations, financial condition and cash flows.

Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit.  The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005 and increased by the Energy Independence and Security Act of 2007.  The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of the RFS minimum levels of renewable fuels included in gasoline could negatively impact our results of operations.

In addition, the elimination or reduction of tax incentives to the ethanol industry, such as the Volumetric Ethanol Excise Tax Credit (“VEETC”) available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that decreased demand for ethanol will result, which could negatively impact our ability to operate profitably.

Also, elimination of the tariffs that protect the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  While the 2008 Farm Bill extended the tariff on imported ethanol through 2011, this tariff could be repealed earlier which could lead to increased ethanol supplies and decreased ethanol prices.

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

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance.  In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The Supreme Court directed the EPA to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere.  While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of South Dakota were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2.         PROPERTIES.

We own Dakota Ethanol as a wholly-owned subsidiary.  The ethanol plant is located on Dakota Ethanol’s 212-acre rural site near Wentworth, South Dakota. During our 2008 fiscal year we purchased 135 acres of additional land that is adjacent to our current property.  The total cost of this additional land was $550,000.  All of our operations occur at our plant in Wentworth, South Dakota.  The original construction of the plant was completed in 2001 and consists of the following buildings:

•      A processing building, which contains processing equipment, laboratories, control room and offices;

•      A grain receiving and shipping building;

•      A mechanical building, which contains maintenance offices, storage and a welding shop; and

•      An administrative building, along with furniture and fixtures, office equipment and computer and telephone systems.

The plant includes a fermenter walkway, gas dryer, evaporator and storage facilities for ethanol and distiller’s grains.  The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and access roads.

All of Dakota Ethanol’s tangible and intangible property, real and personal, serves as the collateral for debt financing with First National Bank of Omaha described below under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

ITEM 3.         LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, Dakota Ethanol or Lake Area Corn Processors may be named as a defendant in legal proceedings related to various issues, including without limitation, worker’s compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the managers that could result in the commencement of legal proceedings.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth quarter of 2008.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Recent Sales of Unregistered Equity Securities

None.

Market Information

There is no public trading market for our units.  Our units may only be transferred in accordance with our Capital Units Transfer System, which provides for transfers by gift to family members, upon death, and through a qualified matching service, subject to approval by our board of managers.  Our qualified matching service is operated through Variable Investment Advisors, Inc., a registered broker-dealer based in Sioux Falls, South Dakota.  Variable Investment Advisor’s Alternative Trading System may be accessed at www.agstocktrade.com. The matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units.  We do not receive any compensation relating to the matching service.  We have no role in effecting the transactions beyond approval, as required under our operating agreement and the issuance of new certificates.  So long as we remain a Section 12 registrant and a publicly reporting company, information about us will be publicly available through the SEC’s filing system.  However, if at any time we cease to be a Section 12 registrant or publicly reporting company, we anticipate continuing to make information about us publicly available on our website in order to continue to operate our qualified matching service.

Unit Holders

As of March 31, 2009, the company had 29,620,000 membership units issued and outstanding and a total of approximately 1,015 unit holders.  There is no other class of membership unit issued or outstanding.

Bid and Asked Prices

The following table contains information concerning completed unit transactions that occurred during the last two fiscal years.  Our bulletin board trading system does not track bid and asked prices and therefore we only have information concerning completed unit transactions.

Period	Low Price	High Price	Average Price	# of Units Listed
2007 1st Quarter	$—	$—	$—	—
2007 2nd Quarter	$3.75	$4.11	$3.99	164,050
2007 3rd Quarter	$3.61	$3.98	$3.87	50,000
2007 4th Quarter	$2.99	$3.44	$3.60	8,500
2008 1st Quarter	$2.77	$2.90	$2.84	112,000
2008 2nd Quarter	$2.36	$2.80	$2.65	136,500
2008 3rd Quarter	$2.35	$2.35	$2.35	10,000
2008 4th Quarter	$0	$0	$0	0

“—” Indicates period during which unit trading was suspended by the Company.

Distributions

Under the terms of our Amended and Restated Operating Agreement, we are required to make distributions to our members and may not retain more than $200,000 of net cash from operations, unless: (1) a 75% supermajority of our board decides otherwise; (2) it would violate or cause a default under the terms of any debt financing or other credit facilities; or (3) it is otherwise prohibited by law.  We recently amended our credit agreement with our primary lender, First National Bank of Omaha, to provide that First National will approve all distributions by us prior to making any such distributions.  Our ability to make distributions to our members is dependent upon the distributions made to us by Dakota Ethanol.  All net income generated from plant operations is distributed by Dakota Ethanol to us since Dakota Ethanol is our wholly-owned subsidiary.  We distribute the net income received from Dakota Ethanol to our unit holders in proportion to the number of units held by each unit holder.  A unit holder’s distribution percentage is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.  Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Distributions to our unit holders are also subject to certain loan covenants and restrictions that require us to make additional loan payments based on excess cash flow.  These loan covenants and restrictions are described in greater detail under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

2008 Distributions

In fiscal year 2008, Dakota Ethanol made total cash distributions to LACP of approximately $1,700,000.  As a result, our board of managers approved cash distributions to our members totaling $1,481,000.  The following chart lists the cash distributions made to our members in fiscal year 2008:

Date of Board Approval	Total Distribution	Distribution Per Unit	Distributed to Members of Record as of:
May 29, 2008	$1,481,000	$0.05	April 1, 2008
Totals	$1,481,000	$0.05

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

Performance Graph

The following graph compares the cumulative total return on our units with the cumulative total return of the NASDAQ Index and the SIC Code Index (SIC Code 2869—Industrial Organic Chemicals, Not Elsewhere Classified).  The unit price performance shown on the following graph is not intended to forecast and is not indicative of future unit price performance.  The data for this performance graph was compiled for us by Morningstar, Inc.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG LAKE AREA CORN PROCESSOR, LLC,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON DEC 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC 31, 2008

ITEM 6.         SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data, which is derived from our audited financial statements for the periods indicated.  The selected consolidated balance sheet financial data as of December 31, 2006, 2005 and 2004 and the selected consolidated income statement data and other financial data for the years ended December 31, 2005 and 2004 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of December 31, 2008 and 2007 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended December 31, 2008 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with (i) the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K; (ii) “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and (iii) “Item 1A Risk Factors” found elsewhere in this Form 10-K.  Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2008	2007	2006	2005	2004
Revenues	$111,778,588	$103,739,699	$103,889,412	$80,020,970	$84,432,486

Cost of Revenues	$125,413,056	$80,977,667	$50,792,418	$63,201,108	$71,736,360

Gross Profit (Loss)	$(13,634,468)	$22,762,032	$53,096,994	$16,819,862	$12,696,126

Operating Expense	$(3,534,274)	$(3,721,813)	$(3,938,845)	$(3,610,590)	$(3,058,024)

Income (Loss) From Operations	$(17,168,742)	$19,040,219	$49,158,149	$13,209,272	$9,638,102

Interest Expense	$(656,303)	$(695,043)	$(1,008,300)	$(1,089,364)	$(1,300,647)

Other Income (Expense)	$1,211,596	$(339,971)	$121,719	$238,705	$223,548

Minority Interest in Subsidiary Income	$—	$—	$(2,235,776)	$(1,494,029)	$(1,037,458)

Net Income (Loss)	$(16,613,449)	$18,005,205	$46,035,792	$10,864,584	$7,523,545

Capital Units Outstanding	29,620,000	29,620,000	29,620,000	29,620,000	29,620,000
Net Income Per Capital Unit	$(0.56)	$0.61	$1.55	$0.37	$0.25
Cash Distributions per Capital Unit	$.05	$0.60	$0.45	$0.32	$0.21

Balance Sheet Data:	2008	2007	2006	2005	2004
Working Capital	$(3,068,598)	$16,054,455	$17,220,709	$1,940,335	$(145,791)
Net Property, Plant & Equipment	$34,531,667	$35,345,093	$35,695,754	$33,468,374	$34,862,856
Total Assets	$58,206,448	$73,554,744	$72,381,310	$42,946,122	$46,065,440
Long-Term Obligations	$5,664,276	$5,077,137	$6,921,695	$8,601,196	$9,882,779
Minority Interest	$—	$—	$—	$3,234,649	$3,055,597
Member’s Equity	$38,859,138	$56,953,587	$56,720,382	$24,013,590	$22,627,406
Book Value Per Capital Unit	$1.31	$1.92	$1.91	$0.81	$0.76

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Comparison of Year Ended December 31, 2008 and 2007.

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2008 and 2007:

	2008		2007
Income Statement Data:	Amount	%	Amount	%
Revenues	$111,778,588	100.0	$103,739,699	100.0

Cost of Revenues	125,413,056	112.2	80,977,667	78.1

Gross Profit (Loss)	(13,634,468)	(12.2)	22,762,032	21.9

Operating Expense	(3,354,274)	(3.2)	(3,721,813)	(3.6)

Income (Loss) From Operations	(17,168,742)	(15.4)	19,040,219	18.4

Other Income (Expense)	555,293	0.5	(1,035,014)	(1.0)

Net Income (Loss)	(16,613,449)	(14.9)	18,005,205	17.4

Revenues

During our fiscal year ended December 31, 2008, we experienced a slight increase in our total revenue compared to our 2007 fiscal year.  This increase in our revenue was a result of the net effect of increased ethanol and modified/wet distiller’s grains revenue and decreased dried distiller’s grains revenue.  Additionally, we experienced an approximately $126,000 decrease in incentive revenue in fiscal year 2008 as compared to fiscal year 2007.

Our revenue from sales of ethanol increased by approximately 5% during our 2008 fiscal year as compared to our 2007 fiscal year.  This equated to an increase in revenue of approximately $4,741,000.  The reason for this increase in ethanol revenue was the net effect of decreased ethanol production offset by a greater increase in the average price we received for our ethanol.  The average price we received for our ethanol increased by approximately 10% during our 2008 fiscal year compared to our 2007 fiscal year.  In real terms, this equaled an average increase of $0.18 per gallon from $1.87 per gallon in 2007 to $2.05 per gallon in 2008.  However, recent ethanol prices have decreased significantly from highs we experienced in the first half of our 2008 fiscal year.  We attribute this decrease in ethanol prices with decreases in commodity prices generally.  We believe that the worldwide economic slowdown has negatively impacted all commodity prices, including ethanol prices.  Further, we experienced a significant increase in ethanol production generally in the ethanol industry during 2008 which we believe has affected the selling price of ethanol.  Total ethanol production in 2007 was approximately 6.5 billion gallons.  Total ethanol production in 2008 was approximately 9 billion gallons.  As new ethanol supply enters the market, if it is not met by comparable demand increases, the price of ethanol will be negatively impacted.  We expect that there will be significant volatility in ethanol prices in the near term as supply and demand changes occur in the ethanol industry.  We believe that demand for gasoline may decrease as a result of the current economic difficulties which we anticipate will decrease demand for ethanol.  Further, we anticipate that the supply of ethanol may decrease as we believe some ethanol production facilities may cease production or decrease production due to the current difficulties in the ethanol industry.

The ethanol industry’s ability to increase demand for ethanol in the coming years to offset increases in supply will be critical to our success.  The Energy Information Administration recently reported ethanol demand in the United States for 2008 was approximately 9.5 billion gallons.  However, current ethanol production capacity in the United States is estimated to be approximately 12.3 billion gallons with an additional approximately 2 billion gallons of ethanol production capacity under construction.  If demand does not increase in proportion to supply increases, the price of ethanol may decrease and we may not be able to operate profitably.

Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  However, gasoline demand may be less than this 135 billion gallons per year in the near future in the United States as a result of the global economic slowdown and the effect this may have on gasoline demand.  Assuming that gasoline demand remains at 135 billion gallons per year and that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall”, which represents a theoretical limit for ethanol demand where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts increased ethanol demand due to higher percentage blends of ethanol such as E85 used in flex fuel vehicles.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2009 or 2010.  In order to continue to expand demand for ethanol, higher blends of ethanol must be utilized in conventional automobiles.  Such higher blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher ethanol blends.  Currently, state and federal regulations prohibit the use of higher ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase.  The ethanol industry must continue to expand demand for ethanol in order to support the market price of ethanol, especially if additional ethanol supply continues to enter the market.  Our financial condition may be negatively affected by decreases in the selling price of ethanol resulting from decreased ethanol demand compared to ethanol supply.

This blending wall may also have an effect on the national Renewable Fuels Standard.  The RFS requires that 36 billion gallons of renewable fuels must be used in the United States by 2022.  We anticipate that ethanol will be used to satisfy the greatest percentage of the RFS.  However, due to the blending wall, demand for ethanol may not exceed the 13.5 billion gallons discussed above.  Further, flex fuel vehicles may not be purchased by consumers in great enough quantities to meet the RFS requirement in coming years through the sale of E85.  Management believes it will not be possible to meet the RFS without the use of higher percentage blends of ethanol in conventional vehicles.

Increased consumption of E85 fuel may increase ethanol demand.  The United States Department of Energy Alternative Fuels Data Center has reported that the availability and use of E85 is growing nationally, and the availability of E85 and flex fuel vehicles is expected to increase significantly in the next few years.  However, demand for ethanol as a result of increased E85 use will only occur if E85 becomes more readily available for consumers to purchase it and if the number of flex fuel vehicles increases.  The Renewable Fuels Association recently reported that there are currently approximately 1,900 retail gasoline stations in the United States supplying E85.  While the number of retail E85 suppliers increases significantly each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol as a result of E85 consumption.  However, management believes that higher percentage blends of ethanol used in conventional vehicles will increase ethanol demand more significantly than E85.

We believe that increased government mandates for renewable fuels use will continue to positively impact demand for ethanol.  The national Renewable Fuels Standard (RFS) increased to 11.1 billion gallons of renewable fuels in 2009.  However, only 10.5 billion gallons of the RFS can be met by corn based ethanol such as the ethanol we produce.  The RFS requires the use of 36 billion gallons of renewable fuels by 2022.  However, the RFS requires that a significant portion of these 36 billion gallons come from “advanced” renewable fuels.  Grain based ethanol, such as the ethanol we produce, that may be used to satisfy the RFS is capped at 15 billion gallons per year starting in 2015.  Therefore, demand for corn based ethanol may not expand significantly past 15 billion gallons due to the cap in the RFS.  The advanced renewable fuels that can be used to satisfy the remaining gallons of the RFS include cellulosic ethanol.  Cellulosic ethanol is ethanol that is produced from cellulose, which is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants.  Current technology makes it difficult or impossible to produce ethanol cost-effectively from cellulose.  However, the RFS and state and federal grant programs are encouraging the development of commercial-scale cellulosic ethanol production.  Several grants were recently made for pilot projects that are attempting to produce cellulosic ethanol on a commercial scale.

During our 2008 fiscal year, we decreased the number of gallons of ethanol we sold by approximately 4% compared to the same period of 2007.  In real terms, this equated to a decrease of approximately 2,055,000 gallons of ethanol sold.  Management attributes this decrease in ethanol sales to production decreases related to equipment problems we experienced in 2008.  By the end of our 2008 fiscal year, we have addressed these equipment related issues and are currently operating at full capacity.  However, this decrease in ethanol production has reduced our revenue for our 2008 fiscal year.

In our 2008 fiscal year, we increased our distiller’s grains revenue by approximately 29% compared to the same period of 2007.  This increase in distiller’s grains revenue was a result of the net effect of a significant increase in the sales price we received for our distiller’s grains offset by a decrease in our distiller’s grains production.  We attribute the significant increase in the selling price of our distiller’s grains with higher corn prices that we experienced during our 2008 fiscal year compared to our 2007 fiscal year.  We believe that higher corn and soybean meal prices positively impact the selling price of distiller’s grains.  The average price we received for our dried distiller’s grains increased by approximately $31 per ton to approximately $112 per ton.  This was an approximately 38% increase.  In addition, the average price we received for our modified/wet distiller’s grains increased by approximately 60% from approximately $68 per ton to approximately $109 per ton.

During our 2008 fiscal year, we marketed more of our distiller’s grains in the modified/wet form.  We experienced an increase in our modified/wet distiller’s grains sales of approximately 18%, which equaled an approximately 13,508 dry-equivalent ton increase, in the tons of distiller’s grains we sold in the modified/wet form during our 2008 fiscal year compared to the same period of 2007.  In addition, the total tons of dried distiller’s grains that we produced was approximately 32,000 tons less that we produced during our 2007 fiscal year.  This equated to an approximately 42% decrease.  We use a formula to create a dry-equivalent value for our modified/wet distiller’s grains in order to compare the modified/wet distiller’s grains we produce compared to our dried distiller’s grains.  This conversion formula has the effect of reducing the total tons of distiller’s grains we produce measured according to this dry-equivalent value when we produce more modified/wet distiller’s grains.  This, along with decreased ethanol production, decreased our total distiller’s grains production by approximately 12% or approximately 18,000 tons during our 2008 fiscal year compared to our 2007 fiscal year.

Management expects to continue to make decisions as to whether our distiller’s grains will be marketed as dried distiller’s grains as opposed to modified/wet distiller’s grains based on market conditions.  These market conditions include supply and demand factors as well as the price difference between dried distiller’s grains and wet/modified distiller’s grains compared to the higher natural gas costs associated with drying our distiller’s grains.

We believe that distiller’s grains prices will continue to change in reaction to the market prices of corn and soybean meal since distiller’s grains are typically used as a feed substitute for corn and soybean meal.  Since distiller’s grains prices tend to increase in response to increases in corn prices, management expects that increased revenue from distiller’s grains sales may somewhat offset increases in our cost of revenues associated with increases in corn prices.  However, as additional ethanol supply enters the market, management expects the supply of distiller’s grains will also increase, which may negatively impact the price we receive for our distiller’s grains.  Due to current conditions in the ethanol industry, we believe that as much as 15% of the ethanol production capacity in the United States has been idled.  Since distiller’s grains are produced as a co-product of the ethanol production process, we anticipate that distiller’s grains supplies may decrease during times when the economics in the ethanol industry prevent ethanol manufacturers from operating profitably and when ethanol production decreases.  This may positively impact the market price of distiller’s grains by reducing the supply of distiller’s grains in the market.

During our 2008 fiscal year, we experienced a decrease in incentive income of approximately $126,000.  We annually receive an ethanol producer’s incentive from the State of South Dakota.  In our 2008 fiscal year, we did not receive the annual maximum allocation under this program as a result of budget constraints on the South Dakota program.  Management does not expect that we will receive the maximum allocation in fiscal year 2009 for the same reason.  We did not receive any federal incentive income during either our 2008 or 2007 fiscal years.

Cost of Revenues

Our cost of revenues as a percentage of revenues was approximately 112% and approximately 78% for the fiscal years ended December 31, 2008 and 2007 respectively.  Our total cost of revenues increased by approximately 55% during our 2008 fiscal year compared to the same period of 2007.  This significant increase in cost of revenues resulted from a significant increase in our corn costs and increased rail car expenses during our 2008 fiscal year compared to our 2007 fiscal year.

Our average cost per bushel of corn, including the costs associated with losses on our derivative instruments, increased by approximately 78% during our 2008 fiscal year compared to our 2007 fiscal year.  In real terms, this was an increase of approximately $2.52 per bushel.  This increase in corn costs includes losses we realized on our hedging activities during our 2008 fiscal year compared to our 2007 fiscal year.  Along with the increase in our corn costs, we experienced a decrease in our corn consumption of approximately 4% or approximately 697,000 bushels.  This decrease in corn consumption was related to our decreased production of ethanol and distiller’s grains during our 2008 fiscal year compared to our 2007 fiscal year due to equipment problems we experienced during our 2008 fiscal year.    We experienced significant volatility in corn prices during our 2008 fiscal year.  Due to poor weather conditions in the first part of the 2008 growing season and increases in commodity prices generally, including energy costs, the price of corn reached approximately $8.00 per bushel at the end of June and early July 2008 before decreasing significantly to below $4.00 per bushel.  This significant volatility in corn prices led to significant losses on our risk management positions which were designed to guard against corn price increases.  As a result of the significant decrease in corn prices, we were required to use a significant amount of cash to make margin calls on our derivative instruments.  Due to the significant amount of cash that we were using to make margin calls and the significant losses we experienced on our derivative instruments, in October 2008 we decided to liquidate all of our hedge positions.  We did this in order to protect our cash position and to avoid making further payments into our margin account with our commodities broker.  This resulted in an approximately $7.5 million realized loss on our derivative instruments that occurred during our fourth fiscal quarter of 2008.  We also experienced a $9.0 million increase to our corn costs related to the mark to market valuation of forward corn purchase contracts.   At December 31, 2007, our forward corn purchase contracts represented an asset on our balance sheet of approximately $9.0 million.  As those contracts were fulfilled and the market changed, the assets were expensed during 2008.  In addition, as of December 31, 2008, we recorded an impairment of approximately $2,736,000 related to our future corn purchase contracts and our corn inventory.  This was a lower of cost or market adjustment that we made based on estimates of the value of future corn contracts and corn inventory related to the projected selling price of ethanol.

We have recently changed our hedging strategy, along with other companies in the ethanol industry, in order to attempt to match the costs of producing ethanol more closely with the market price of ethanol.  We believe that the price of ethanol changes in relation to commodity prices generally, including corn.  Therefore, we anticipate relying more on the spot market or futures contracts tied to the spot corn market instead of entering into long term contracts at fixed prices.  We anticipate this may make us more vulnerable to subsequent commodity price increases but we anticipate that it will make us less vulnerable to short term commodity price volatility.  Further, we anticipate that this will allow us to more closely match our raw material costs to the market price of ethanol.  However, should ethanol prices cease changing in relation to corn prices, we may experience a situation where corn prices increase when ethanol prices stay flat or decrease.  Since our profitability is based on a favorable spread between our corn costs and the price we receive for our ethanol, any decoupling of the ethanol and corn prices may prevent us from operating profitably.

Management anticipates that corn prices will remain at their current levels for the foreseeable future.  We believe that the current economic conditions will keep commodity prices low until global economic conditions improve.  Further, we anticipate that corn yields in the future will continue to increase which will increase the supply of corn and may have a positive impact on corn prices.  However, should we experience either widespread or localized poor weather that decreases corn yields in any year, we may experience significant increases in corn prices which may prevent us from operating the ethanol plant profitably.

We experienced an increase in our railcar costs during our 2008 fiscal year compared to our 2007 fiscal year, primarily as a result of projected costs associated with damage to our leased railcars that we are recognizing on our financial statements.  We anticipate that when our railcar leases end in 2010, we may incur costs associated with repairing damaged railcars that we are currently leasing.  We have included some of this projected cost in our 2008 financial statements.

We use significant amounts of natural gas to dry the distiller’s grains produced at the ethanol plant.  Our total cost of revenues attributed to natural gas increased during our 2008 fiscal year by approximately 29% compared to the same period of 2007.  Our average natural gas price per MMBTU increased by approximately $3.12 which equaled an increase of approximately 41% compared to our 2007 fiscal year.  This increase in natural gas costs included losses we experienced on our natural gas derivative instruments.  In addition to the increase in natural gas costs, we experienced an approximately 9% decrease in our natural gas consumption from approximately 1,476,000 MMBTU during our 2007 fiscal year to approximately 1,348,000 MMBTU during our 2008 fiscal year.  We attribute this decrease in natural gas consumption with less production by the ethanol plant during our 2008 fiscal year as a result of equipment problems we experienced as well as increased production of wet/modified distiller’s grains which require less natural gas to produce than dried distiller’s grains.  Current natural gas prices are very low compared to highs we experienced during our 2008 fiscal year.  We anticipate that natural gas prices will stay low into the near future as a result of decreased energy prices generally.  However, should we experience any significant supply disruptions as a result of hurricane activity during the summer of 2009, we could experience a spike in natural gas prices similar to the spike that occurred during the summer of 2006.

Operating Expense

Our operating expenses decreased slightly in our 2008 fiscal year compared to the same period of 2007.  This decrease in operating expenses resulted from decreased public relations, legal and environmental compliance costs for fiscal year 2008 as compared to fiscal year 2007.  Our operating expenses as a percentage of revenue were approximately 3.2% and 3.6% for fiscal years 2008 and 2007 respectively.

Other Income and Expense

We experienced a total other income for our 2008 fiscal year of approximately $555,000 compared to a total other expense for our 2007 fiscal year of approximately $1,035,000.  We experienced less interest income during our 2008 fiscal year compared to our 2007 fiscal year as a result of having less cash on hand during our 2008 fiscal year as well as lower interest rates.  We experienced a significant gain related to our equity in the net income of our investments mainly related to our investment in RPMG.  We experienced a loss related to our equity in the net income of our investments during our 2007 fiscal year.  Further, our interest expenses were lower during our 2008 fiscal year compared to our 2007 fiscal year, primarily as a result of the decreasing principal balance of our term note.

Changes in Financial Condition for the Fiscal year ended December 31, 2008 Compared to the Fiscal Year Ended December 31, 2007.

Our total current assets were significantly less at December 31, 2008 compared to December 31, 2007 primarily as a result of having more cash on hand, less ethanol receivables, having a lesser asset value related to our raw material and finished goods inventories, and a significant decrease in our due from broker line item related to cash being held in our margin account with our commodities broker and asset value of our derivative instruments.

We had more cash on hand at December 31, 2008 compared to December 31, 2007 as a result of current conditions in the ethanol market that has resulted in tight operating margins.  This has resulted in less cash being distributed to our members and more retained in the Company.

We experienced a decrease in our ethanol receivable of more than $3 million at December 31, 2008 compared to December 31, 2007 as a result of decreasing ethanol prices which affects the asset value of our ethanol receivable from our ethanol marketer.  We experienced an increase in our distiller’s grains receivable as a result of increases in distiller’s grains prices we experienced at the end of our 2008 fiscal year, compared to the end of our 2007 fiscal year.  In addition, we changed distiller’s grains marketers at the end of our 2007 fiscal year.  However, we continued to have distiller’s grains sales through our old marketer.  The different methods our distiller’s grains marketers used to pay us for our distiller’s grains sales also increased the amount of distiller’s grains receivables we had outstanding at December 31, 2008 compared to December 31, 2007.

The inventory value of our raw materials was approximately $1.5 million less at December 31, 2008 compared to December 31, 2007 as a result of corn prices being lower at December 31, 2008 compared to December 31, 2007, as well as the fact that we had less bushels of corn on hand on December 31, 2008 compared to December 31, 2007.  Additionally, the asset value of our finished goods inventory was smaller at December 31, 2008 compared to December 31, 2007 as a result of lower ethanol prices we experienced at the end of our 2008 fiscal year compared to the end of our 2007 fiscal year.

We experienced a significant decrease in the asset value of our margin account with our commodities broker as of December 31, 2008 compared to December 31, 2007 which is represented on our balance sheet by the due from broker line item.  The reason for this significant decrease in our margin account is because in October 2008, we liquidated all of our risk management positions in order to avoid utilizing more cash to meet margin calls on our derivative instruments as the market price of corn continued to decline.  The significant decrease in the asset value of our derivative financial instruments is related to our liquidation of our risk management positions.  We changed our risk management strategy to avoid having a significant amount of our raw materials subject to fixed price contracts.  Therefore, the asset value of these contracts is significantly lower at December 31, 2008 compared to December 31, 2007 as a result of having significantly less risk management positions in 2008 compared to 2007.

Our net property and equipment was lower at December 31, 2008 compared to December 31, 2007.  The amount of accumulated depreciation we experienced during our 2008 fiscal year was larger than the value of our land purchase which occurred in December 2008 and our construction in progress related to installation of corn oil extraction equipment which was not complete as of December 31, 2008.

Our total other assets were higher at December 31, 2008 compared to December 31, 2007 partially as a result of two investments that we made during our 2008 fiscal year and also due to increases in the value of previous investments.  We made an investment of $1,050,000 in Prairie Gold Venture Partnership, LLC which is a company making investments in cellulosic ethanol plant projects.  We made an investment of $300,000 in Corn Oil BioSolutions, LLC (COBS) which we have valued at $0 on our balance sheet. COBS is an entity that was formed for the purpose of constructing a biodiesel plant that utilizes corn oil as the feedstock to produce biodiesel.  We also recorded an increase in other assets of approximately $1,513,000 related to an increase in the value of our equity position in RPMG as their profitability and equity increased during the year.

Our total current liabilities were higher at December 31, 2008 compared to December 31, 2007.  We experienced an increase in our accounts payable at December 31, 2008 compared to December 31, 2007 as a result of higher corn prices which increased our liability related to corn accounts payable.  We also had a liability associated with our derivative financial instruments as of December 31, 2008 which did not exist on December 31, 2007.  This liability represents approximately $98,000 in losses on our forward corn purchase contracts.  We also had an increase in accrued liabilities primarily related to an impairment liability of approximately $2,736,000 that we recognized as of December 31, 2008 related to the value of our forward contracts for corn purchases and our corn inventory.  We experienced an increase in the amount of outstanding checks drawn in excess of bank balances as more customers were delaying their deposits until 2009.  As of December 31, 2008, we had no amount outstanding on our short-term revolving line of credit compared to having $2,333,000 outstanding on December 31, 2007.  Further, our current liabilities were higher at December 31, 2008 compared to December 31, 2007 as a result of an increase in the current portion of our notes payable.  This increase in the current portion of our notes payable is as a result of larger principal payments on our long-term debt as we continue to amortize this debt, as well as payments we expect to make this fiscal year related to our land purchase contract.  During our 2008 fiscal year, we made an initial payment of $100,000 for the land we purchased adjacent to our current facility and we entered into a contract to pay the remaining portion of the $550,000 purchase price over a four year period.

Our long term liabilities were higher at December 31, 2008 compared to December 31, 2007 primarily as a result of an increase in our long-term promissory notes as well as an increase in our other long-term liabilities.  The increase in our long-term notes payable is related to increased borrowing on our long-term revolving note at December 31, 2008 compared to December 31, 2007 as well as an increase related to our land purchase contract.  The increase in our other long-term liabilities relates to anticipated damage to our leased railcars that occurred during our 2008 fiscal year.  We anticipate that we will have to make payments to have certain of our leased railcars repaired at the end of our railcar leases in 2010.  We are including these anticipated costs on our balance sheet as a long-term liability.

Our members’ equity was significantly lower at December 31, 2008 compared to December 31, 2007 as a result of decreased retained earnings caused by the significant net loss we experienced during our 2008 fiscal year.

Comparison of Year Ended December 31, 2007 and 2006.

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2007 and 2006:

	2007		2006
Income Statement Data:	Amount	%	Amount	%
Revenues	$103,739,699	100.0	$103,889,412	100.0

Cost of Revenues	80,977,667	78.1	50,792,418	48.9

Gross Profit	22,762,032	21.9	53,096,994	51.1

Operating Expense	(3,721,813)	(3.6)	(3,938,845)	(3.8)

Income From Operations	19,040,219	18.4	49,158,149	47.3

Other Income (Expense)	(1,035,014)	(1.0)	(886,581)	(0.9)

Minority Interest in Subsidiary Income	—	—	(2,235,776)	(2.2)

Net Income	18,005,205	17.4	46,035,792	44.3

Revenues

During our fiscal year ended December 31, 2007, we experienced a slight decrease in our total revenue compared to our 2006 fiscal year.  This decrease in our revenue was a result of the net effect of decreased ethanol revenue offset by a smaller increase in distiller’s grains revenue during our 2007 fiscal year as compared to the same period of 2006.  Additionally, we experienced an approximately $26,000 decrease in incentive revenue in fiscal year 2007 as compared to fiscal year 2006.

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

During our 2007 fiscal year, we increased the number of gallons of ethanol we produced by approximately 2.3% compared to the same period of 2006.  Management attributes this increase in ethanol production to a decrease in the amount of plant down-time that we experienced during our 2007 fiscal year as compared to our 2006 fiscal year.  This increase in ethanol and distiller’s grains production increased our revenues in fiscal year 2007.

In our 2007 fiscal year, we increased our distiller’s grains revenue by approximately 29% compared to the same period of 2006.  This increase in revenue was a result of a combination of an increase in the average price we received for our distiller’s grains and an increase in the total distiller’s grains production by us during our 2007 fiscal year as compared to the same period of 2006.  We experienced an increase of approximately 10% in the average price we received for our dried distiller’s grains during our 2007 fiscal year as compared to the same period 2006.  Additionally, we experienced an increase of approximately 29% in the average price we received for our modified/wet distiller’s grains during our 2007 fiscal year as compared to the same period of 2006.  Management believes that these increases in the average prices we received for our distiller’s grains during the 2007 fiscal year was a result of the significant increases in corn and soybean meal prices during 2007.

We increased the total tons of distiller’s grains we produced during our 2007 fiscal year by approximately 6% compared to the same period of 2007.  This increase in the total distiller’s grains production was a result of increased ethanol production.  Since distiller’s grains are the primary co-product of our ethanol production process, as ethanol production increases, distiller’s grains production will correspondingly increase.

We increased the amount of distiller’s grains we marketed as wet/modified distiller’s grains during our 2007 fiscal year as compared to our 2006 fiscal year.  Wet/modified distiller’s grains require less natural gas to produce than dried distiller’s grains, which decreases our cost of revenues.  We market a portion of the wet/modified distiller’s grains we produce locally.

During our 2007 fiscal year, we experienced a decrease in incentive income of approximately $26,000.  In our 2007 fiscal year, we did not receive the annual maximum allocation under this program as a result of budget constraints on the South Dakota program.

Cost of Revenues

Our cost of revenues as a percentage of revenues was approximately 78% and approximately 49% for the fiscal years ended December 31, 2007 and 2006 respectively.  Our total cost of revenues increased by approximately 59% during our 2007 fiscal year compared to the same period of 2006.  This significant increase in cost of revenues resulted from a significant increase in the average price per bushel we paid for corn during our 2007 fiscal year and increased corn consumption by the ethanol plant as a result of the increased ethanol and distiller’s grains production.

The average price we paid per bushel of corn increased by approximately 89% during our 2007 fiscal year as compared to the same period of 2006.  This significant increase in the average price we paid for corn has significantly increased our cost of revenues.

Total cost of revenues attributed to natural gas decreased during our 2007 fiscal year by approximately 13% compared to the same period of 2006.  This decrease in cost of revenues attributed to natural gas costs was a result of decreased natural gas consumption and a decreased average price we paid for natural gas during our 2007 fiscal year.  Total natural gas consumption at the ethanol plant decreased by approximately 3% during the 2007 fiscal year as compared to same period of 2006.  The reason for this decrease in natural gas consumption was the fact that we sold less dried distiller’s grains in fiscal year 2007 and more wet/modified distiller’s grains.  This decreased the amount of distiller’s grains drying that was required in fiscal year 2007 and therefore reduced our total natural gas consumption.  Further, we experienced a decrease of approximately 10% in the average price we paid per MMBTU of natural gas in fiscal year 2007 as compared to the same period of 2006.  Natural gas prices increased sharply at the end of 2005 and the beginning of 2006 as a result of supply interruptions from hurricane activity in the Gulf Coast.  These supply interruptions caused a spike in natural gas prices that subsequently decreased in 2007.  Management anticipates relatively stable natural gas prices in fiscal year 2008 barring any supply interruptions like those experienced during our 2006 fiscal year.

Operating Expense

Our operating expenses decreased slightly in our 2007 fiscal year compared to the same period of 2006.  This decrease in operating expenses resulted from the net effect of increased professional fees, including legal fees and Sarbanes-Oxley Section 404 Compliance consulting fees and increased environmental compliance fees, and decreased bonus expenses for fiscal year 2007 as compared to fiscal year 2006.  Our operating expenses as a percentage of revenue were approximately 3.6% and 3.8% for fiscal years 2007 and 2006 respectively.

Other Income and Expense

Our total other expense for our 2007 fiscal year was approximately 17% higher compared to our other expense for the 2006 fiscal year.  This increase in other expense for our 2007 fiscal year was a result of increased loss of equity on investments compared to fiscal year 2006.  We offset this increased loss of equity in investments with a larger interest income and decreased interest expense in fiscal year 2007 compared to fiscal year 2006.

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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2007 Compared to the Fiscal Year Ended December 31, 2006.

We had approximately $6,313,000 less cash on hand on December 31, 2007 as compared to December 31, 2006.  This significant decrease in cash on hand was a result of more cash being used for corn inventory.  The significant decrease in cash on hand was offset by increases in ethanol receivables, raw material inventory, and approximately $4,677,000 that was due from our commodities broker on December 31, 2007.  The significant increase in raw material inventory was a result of our increased grain storage capacity as a result of the new grain bin that was constructed during fiscal year 2007 along with an increase in corn price.

Property plant and equipment and other assets were relatively unchanged between our fiscal year end on December 31, 2007 compared to December 31, 2006.

Current liabilities were higher at our 2007 fiscal year end compared to 2006.  This increase was the result of increased accounts payable and the fact that we had approximately $2,333,000 outstanding on our revolving loan on December 31, 2007.  The increase in our accounts payable was primarily a result of increased corn prices which increased the value of our accounts payable.  Long term liabilities continued to decrease as we made payments on our term loan and due to decreases in our guarantee payable.

Members’ equity remained relatively unchanged at our fiscal year end on December 31, 2007 as compared to December 31, 2006.  We also continued to make distributions to our members approximately quarterly during our 2007 fiscal year.

Plant Operations

We plan to continue to operate the ethanol plant for the next 12 months.  Management anticipates that the plant will continue to operate at or above name-plate capacity of 40 million gallons per year for the next twelve months.  We expect to have sufficient cash from cash flow generated by continuing operations, our subordinated debt financing and cash reserves to cover the costs of operations over the next 12 months, which consist primarily of corn supply, natural gas supply, staffing, office, audit, legal, compliance, working capital costs and debt service obligations.

However, a variety of market factors can affect both operating costs and revenues.  These factors include:

•      Changes in the availability of debt and equity financing;

•      Changes in the price of ethanol and distiller’s grains;

•      Decreased demand for ethanol and distiller’s grains;

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

•      Changes in the availability and price of natural gas and the market for distiller’s grains; and

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

Derivative Instruments

We enter into short-term cash grain, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices.  We enter into short-term forward, option and futures contracts for sales of ethanol to manage exposure to changes in energy prices.  All of our derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, we use futures and option contracts offered through regulated commodity exchanges to reduce our risk and we are exposed to risk of loss in the market value of inventories. To reduce that risk, we generally take positions using cash and futures contracts and options.

Unrealized gains and losses related to derivative contracts for corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.  The fair values of derivative contracts are presented on the accompanying balance sheet as derivative financial instruments.

Lower of cost or market accounting for inventory and forward purchase contracts

With the significant change in the prices of our main inputs and outputs, the lower of cost or market analysis of inventories and purchase commitments can have a significant impact on our financial performance.

The impact of market activity related to pricing of corn and ethanol will require us to continuously evaluate the pricing of our inventory and purchase commitments under a lower of cost or market analysis.

We recorded a lower of cost or market impairment adjustment related to our inventory as of December 31, 2008.  The lower of cost or market adjustment represented a reduction to assets of approximately $1,139,000.

We recorded a lower of cost or market impairment adjustment related to our future corn purchase contracts as of December 31, 2008.  The lower of cost or market adjustment represented a liability of approximately $2,736,000.

Liquidity and Capital Resources

Our liquidity and capital resources have changed since the end or our 2008 fiscal year on December 31, 2008.  As of March 27, 2009, we had $3,927,000 available to borrow on our revolving lines of credit, including our long-term revolving loan called Term Note 5 and our revolving line of credit.  The terms of our credit facilities are discussed in more detail below in the section entitled “Indebtedness.”  In January 2009, we increased the amount of our revolving line of credit from $3,000,000 to $5,000,000.  We requested this additional borrowing capacity in order to secure additional cash for our continuing operations.  In January 2009, the ethanol industry experienced very tight operating margins with ethanol prices decreasing and corn prices increasing.  These unfavorable conditions in the ethanol industry required us to use additional cash from our lines of credit to continue our operations.  In exchange for this additional credit, our primary lender, First National Bank of Omaha, has required us to secure subordinated debt financing in the amount of $2,000,000 by March 31, 2009 and to secure equipment financing for our corn oil extraction equipment by April 30, 2009.  Securing this additional debt financing is designed to provide more short term capital for our continuing operations and allow us to maintain more borrowing capacity on our lines of credit.  To date, we have secured $1,369,000 in additional subordinated debt financing and we have made progress in securing the equipment financing we need for our corn oil extraction equipment.  Since we did not raise the entire $2,000,000 in subordinated debt by March 31, 2009, First National extended our deadline for raising the additional subordinated debt to May 18, 2009.  We used the additional subordinated debt funds we have raised to date to pay down our lines of credit.

Based on current financial forecasts performed by management, we anticipate that we will have sufficient cash from our current credit facilities, our current subordinated debt and cash from our operations to continue to operate the ethanol plant for the next 12 months.  In addition, we anticipate continuing to seek additional subordinated debt financing and equipment financing to provide additional cash for our operations.  We may not be able to secure such additional capital due to conditions in the credit markets.

Part of the current unprofitable operation of the ethanol plant is due to corn and natural gas costs that are higher than market costs.  These higher costs are related to forward raw material purchases that we made above current market rates.  Due to current ethanol prices, we have experienced negative operating margins.  However, we have adjusted our hedging strategy in order to more closely match our raw material costs with current ethanol prices.  We believe that ethanol prices follow commodity prices generally, including corn and natural prices.  Therefore, we anticipate that if we price our raw materials, including corn and natural gas, closely in time to our ethanol sales, we will be able to maintain a positive operating margin and maintain our liquidity.  However, should ethanol prices cease moving in relation to corn and natural gas prices, we could experience negative operating margins, especially if the price of corn increases at a time when ethanol prices are falling.  This could cause us to operate unprofitably and negatively impact our liquidity.

Our management believes it has taken the steps necessary in order to maintain our liquidity for the next 12 months and to provide sufficient working capital to continue our operations.  We anticipate continuing to secure additional short term debt financing in order to provide more available cash for our operations and contingencies.

The following table shows cash flows for our last two fiscal years:

	Year ended December 31,
	2008	2007
Net cash from operating activities	$6,495,595	$12,957,731
Net cash used for investing activities	(3,110,513)	(2,138,895)
Net cash used for financing activities	(3,257,687)	(17,131,489)

Cash Flow From Operations.  We experienced a significant decrease in cash flow from our operating activities which was primarily the result of the significant decrease in net income we experienced during our 2008 fiscal year compared to our 2007 fiscal year.  However, our cash flows were increased by a significant decrease in our derivative financial instruments and our due from broker which represents cash being held by our commodities broker in our margin account.  These decreases positively impacted our cash flows.  Further, decreases in our receivables and inventory positively impacted our cash flow for our 2008 fiscal year compared to our 2007 fiscal year.  Increases in our accounts payable and accrued liabilities at December 31, 2008 compared to December 31, 2007 also positively impacted our cash flows for our 2008 fiscal year compared to our 2007 fiscal year.

Cash Flow From Investing Activities.  During our 2008 fiscal year, we used more cash for investing activities than during our 2007 fiscal year.  We used less cash during our 2008 fiscal year for investments in purchases of property and equipment compared to our 2007 fiscal year.  During our 2008 fiscal year, we used cash to install corn oil extraction equipment and, during our 2007 fiscal year, we used cash for the construction of an additional grain storage bin.  During our 2008 fiscal year, we used cash for two investments.  We used $300,000 in cash to purchase an interest in Corn Oil Bio-Solutions, LLC and we used $1,050,000 in cash to purchase an interest in Prairie Gold Venture Partnership, LLC.  During our 2007 fiscal year, we purchased an investment in RPMG, which is our ethanol, corn oil and distiller’s grains marketer.  In our 2008 fiscal year, we experienced a decrease in our liability related to our RPMG capital contribution of approximately $246,000.  This resulted from our ongoing payments to RPMG for our capital contribution.

Cash Flow From Financing Activities. We used significantly less cash during our 2008 related to fiscal year for financing activities compared to our 2007 fiscal year.  We had a short-term note payable of $2,333,000 as of December 31, 2007 related to borrowing on our revolving line of credit but we did not have any amount outstanding on our revolving line of credit on December 31, 2008.  Further, we had larger principal payments on our notes payable during our 2008 fiscal year compared to our 2007 fiscal year.  We also experienced a significant decrease in our distributions during our 2008 fiscal year compared to our 2007 fiscal year.  We had smaller distributions to our members as a result of generating less cash from our operations during our 2008 fiscal year compared to our 2007 fiscal year.

The following table shows a comparison of cash flows for the fiscal years ended December 31, 2007 and December 31, 2006:

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

Cash Flow From Investing Activities.  We experienced a significant decrease in net cash used for investing activities in fiscal year 2007 compared to fiscal year 2006.  This decreased resulted from the fact that we repurchased the Broin minority interest in Dakota Ethanol in June 2006 for approximately $19,376,000.  Further, we used $350,000 in cash to install a hammermill.  In fiscal year 2007, we had an increase in net cash used in investing activities as a result of the grain bin that was constructed during fiscal year 2007 of approximately $2.2 million and the investment in RPMG of $360,000.

Cash Flow From Financing Activities. During our 2007 fiscal year, we had an increase in net cash used for financing activities of $4,443,000 as a result of the fact that we paid approximately $0.15 more per unit in distributions during our 2007 fiscal year as compared to the same period of 2006.  In fiscal year 2006, we issued a note in the amount of $19,100,000 to repurchase the minority interest in Dakota Ethanol held by the Broin family.  This note was repaid during our 2006 fiscal year.  Our net cash used in financing activities was also higher in fiscal year 2006 as a result of distributions that were made by Dakota Ethanol to the minority owner and payments made on a guarantee issued by us.

Indebtedness

First National Bank of Omaha (FNBO) is our primary lender.  We have three notes or loans outstanding with FNBO pursuant to a Construction Loan Agreement and Construction Note dated September 25, 2000 and amendments thereto.  In addition, we entered into subordinated unsecured debt with various individuals following the end of our 2008 fiscal year for additional working capital.  Our subordinated debt offering is being used to meet FNBO’s requirement that we raise an additional $2,000,000 in subordinated debt.  The details of each type of debt that we have outstanding are described below.

January 2009 Credit Agreement Amendment Summary

On January 16, 2009, we entered into an amendment to our credit agreements with FNBO.  The primary purposes of these amendments were to increase our revolving line of credit with FNBO from $3,000,000 to $5,000,000 and to make changes to the covenants applicable to our credit agreements as a result of certain non-compliances with our financial loan covenants as of December 31, 2008.  Pursuant to the amendment, we agreed to provide FNBO more information regarding our hedging transactions and to make adjustments to our hedging strategies.  We also agreed to raise an additional $2,000,000 in subordinated debt by March 31, 2009 and to secure alternate financing for our corn oil extraction equipment by April 30, 2009.  In addition, we agreed not to make any distributions to our members without FNBO’s prior approval.  As a result of additional non-compliance with our financial covenants as well as the terms of the January credit agreement amendments, we secured a waiver from FNBO of certain requirements of our credit agreements.  This waiver is discussed in greater detail below in the section entitled “Covenants.”

Short-Term Debt Sources

We have a revolving promissory note with FNBO.  On January 16, 2009, we increased the principal amount of this revolving promissory note from $3,000,000 to $5,000,000.  The maturity date of the revolving promissory note is May 18, 2009.  We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 2% higher than FNBO’s base rate.  FNBO’s base rate on January 16, 2009 was 3.25%.  The revolving promissory note is subject to a minimum interest rate of 5% per year.  Interest on the revolving promissory note is paid quarterly.  We are required to pay a quarterly fee of fifty basis points on the unused portion of the revolving promissory note.  The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventories.  As of December 31, 2008, we did not have an outstanding balance on the revolving promissory note.

Long-Term Debt Sources

We have one long-term note payable to FNBO that was used for the permanent financing of the plant.  We are subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements pursuant to the loan agreement.  The term note is secured by the ethanol plant.  The note is subject to prepayment penalties based on the cost incurred by FNBO to break its fixed interest rate commitment.

The balance of the term note requires quarterly payments which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on the outstanding principal balances accrues at a fixed rate of 9% annually.  The principal balance due pursuant to the note as of December 31, 2008 was $4,816,855.

We have a long term revolving loan pursuant to which we may elect to borrow up to $5,000,000 through September 1, 2011 known as Term Note 5.  The available amount of funds we can borrow pursuant to Term Note 5 reduces each year by 75% of certain excess cash flow we have at the end of each of our fiscal years.  Therefore, the funds available for us to draw on Term Note 5 may decrease each year.  If in any year we have a principal balance outstanding on Term Note 5 in excess of the new credit limit, we must make a payment to FNBO such that the amount outstanding on Term Note 5 does not exceed the new credit limit.  Interest accrues on Term Note 5 at a variable interest rate of 0.5% above FNBO’s base rate.  This interest rate is subject to reductions based on ratios of our total indebtedness to our net worth.  Term Note 5 is subject to a minimum interest rate of 5% per year.  We are required to pay a quarterly fee of thirty-seven basis points on the unused portion of Term Note 5.  On December 31, 2008, Dakota Ethanol had $2,000,000 outstanding and $3,000,000 available to be drawn on this loan.

Covenants

As of December 31, 2008, we were out of compliance with two of our financial loan covenants with FNBO.  The loan covenants that we were out of compliance with were our debt service coverage ratio and our working capital covenants.  In January 2009, we entered into amendments to our credit agreements with FNBO in exchange for a waiver of our non-compliance with these two financial covenants as of December 31, 2008.  The amendments to our credit agreements imposed additional restrictions on us, including that we provide certain additional reports to FNBO, that we raise an additional $2,000,000 in subordinated debt by March 31, 2009 and that we secure subordinated equipment financing for our corn oil extraction equipment by April 30, 2009.

As of March 31, 2009, we anticipate being out of compliance with the same two financial covenants that we were out of compliance with as of December 31, 2008.  In additional, we do not anticipate that we will be able to raise the entire $2,000,000 in subordinated debt financing by March 31, 2009.  As a result, we entered into another amendment to our credit agreements with FNBO at the end of March 2009 in order to secure a waiver of these loan covenant compliance issues.  Specifically, FNBO waived our non-compliance with our debt service coverage ratio and our working capital covenants as of December 31, 2008 and March 31, 2009.  In addition, FNBO changed the manner in which we calculate our debt service coverage ratio until December 31, 2009 to avoid projected future non-compliance with our debt service coverage ratio covenant.  FNBO also extended our deadline for raising the additional $2,000,000 in subordinated debt to May 18, 2009.

However, if we fail to satisfy these new conditions of our credit agreement, we may once again be in violation of the terms of our credit agreement with FNBO.  If we violate the terms of our credit agreement with FNBO, FNBO may require us to immediately repay all amounts outstanding on our loans.  We do not anticipate having sufficient cash to immediate repay these loans.  This may result in FNBO seeking to foreclose on our ethanol plant.

Lake County Tax Increment Financing Bonds

We have a long-term debt obligation on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The portion for which we are obligated is estimated at $260,956. The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which we were the recipient of the proceeds.  In 2003, Lake County became aware that the taxes collected from the property on which the plant is located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and changes in interest rates during December 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, we entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on our property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, our obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which our plant is located.  The interest rate on the bonds is 7.75% annually.  The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was $1,033,006 as of December 31, 2008.

Subordinated Debt

In order to comply with the conditions FNBO imposed regarding raising additional subordinated debt financing, we are in the process of conducting a private placement offering of subordinated unsecured debt securities.  The debt securities that we are offering will not be registered with the Securities and Exchange Commission.  Therefore, the debt securities may not be offered or sold without an exemption from the registration requirements of applicable securities laws.  We are offering the debt securities only to a limited number of accredited investors in order to comply with applicable SEC regulations.  As of March 24, 2009, we have raised $1,369,000 in subordinated debt through this offering.  Our deadline to raise this $2,000,000 in subordinated debt has been extended by FNBO to May 18, 2009.

In addition to our debt obligations, we have certain other contractual cash obligations and commitments.  The following tables provide information regarding our consolidated contractual obligations and commitments as of December 31, 2008:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$8,215,012	$2,552,940	$5,541,566	$120,506	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	1,631,275	851,100	780,175	—	—
Purchase Obligations	31,103,147	27,949,622	3,153,525	—	—
Other Long-Term Liabilities	260,956	60,678	104,867	95,411	—
Total Contractual Cash Obligations	$41,210,390	$31,414,340	$9,580,133	$215,917	$—

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit which bears variable interest rates.  As of December 31, 2008, we did not have any amount outstanding on our revolving line of credit, however, we anticipate that during our 2009 fiscal year we will at various times borrow funds on our revolving line of credit which will accrue interest at variable rates.  The specifics of this revolving note is discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

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

Due to recent volatility in the prices of corn and natural gas, on October 7, 2008 we liquidated all of our futures and options positions.  This resulted in an approximately $7.5 million realized loss we recorded during our fourth fiscal quarter of 2008.  Going forward, we anticipate adjusting our hedging strategy in order to avoid significant long-term fixed price contracts for our corn and natural gas.  Further, our primary lender, has required us to provide periodic reports regarding our hedging activities along with changes to our risk management strategy.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $24,594,000 related to derivative instruments for the year ended December 31, 2008.  We recorded a decrease to cost of revenue of approximately $1,258,000 and a decrease to cost of revenues of approximately $11,448,000 related to derivative instruments for the years ended December 31, 2007 and 2006, respectively.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of December 31, 2008, we had price protection for approximately 13% of our expected corn usage for fiscal year ended December 31, 2009 using CBOT futures and options and over-the-counter option contracts.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of December 31, 2008, we are committed to purchasing approximately 479,000 mmBtu’s of natural gas during our 2009 fiscal year, valued at approximately $3,678,720.  The natural gas purchases represent approximately 32% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of December 31, 2008, December 31, 2007 and December 31, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
December 31, 2008	$21,607,078	$2,160,708
December 31, 2007	$39,641,473	$3,964,147
December 31, 2006	$8,957,869	$895,786

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members

Lake Area Corn Processors, LLC

We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Lake Area Corn Processors, LLC and subsidiary’s internal control over financial reporting as of December 31, 2008, included in the accompanying Annual Report included in Form 10-K and, accordingly, we do not express an opinion thereon.

McGladrey & Pullen, LLP

Des Moines, Iowa

March 31, 2009

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS

CURRENT ASSETS
Cash	$488,517	$361,122
Accounts receivable	2,769,458	4,984,561
Other receivables	166,667	171,934
Inventory	6,526,977	8,083,205
Due from broker	60	4,677,332
Derivative financial instruments	373,313	9,000,243
Prepaid expenses	289,444	300,108

Total current assets	10,614,436	27,578,505

PROPERTY AND EQUIPMENT
Land	676,097	126,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	38,882,582	38,820,526
Construction in progress	1,256,194	—
	51,569,084	49,700,834
Less accumulated depreciation	(17,037,417)	(14,355,741)

Net property and equipment	34,531,667	35,345,093

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	2,507,074	—
Guarantee premium	141,263	201,973
Other	16,242	33,437

Total other assets	13,060,345	10,631,176

	$58,206,448	$73,554,774

See Notes to Consolidated Financial Statements

	2008	2007

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Oustanding checks in excess of bank balance	$400,918	$—
Accounts payable	7,858,935	6,503,826
Accrued liabilities	3,199,234	841,945
Derivative financial instruments	97,912	—
Short-term notes payable	—	2,333,000
Current portion of guarantee payable	60,678	62,319
Current portion of notes payable	2,065,357	1,782,960

Total current liabilities	13,683,034	11,524,050

LONG-TERM LIABILITIES
Notes payable, net of current maturities	5,201,498	4,816,180
Guarantee payable, net of current portion	200,278	260,957
Other	262,500	—

Total long-term liabilities	5,664,276	5,077,137

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	23,952,738	42,047,187

Total members’ equity	38,859,138	56,953,587

	$58,206,448	$73,554,774

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

REVENUES	$111,778,588	$103,739,699	$103,889,412

COST OF REVENUES	125,413,056	80,977,667	50,792,418

GROSS PROFIT (LOSS)	(13,634,468)	22,762,032	53,096,994

OPERATING EXPENSES	3,534,274	3,721,813	3,938,845

INCOME (LOSS) FROM OPERATIONS	(17,168,742)	19,040,219	49,158,149

OTHER INCOME (EXPENSE)
Interest and other income	54,522	265,029	121,719
Equity in net income (loss) of investments	1,157,074	(605,000)	—
Interest and other expense	(656,303)	(695,043)	(1,008,300)
Total other income (expense)	555,293	(1,035,014)	(886,581)

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(16,613,449)	18,005,205	48,271,568

MINORITY INTEREST IN SUBSIDIARY	—	—	(2,235,776)

NET INCOME (LOSS)	$(16,613,449)	$18,005,205	$46,035,792

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$(0.56)	$0.61	$1.55

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

			Additional
	Capital Units		Paid-In	Retained
	Units	Amount	Capital	Earnings	Total
BALANCE, DECEMBER 31, 2005	29,620,000	$14,810,000	$96,400	$9,107,190	$24,013,590
Net income	—	—	—	46,035,792	46,035,792
Distributions paid ($.45 per capital unit)	—	—	—	(13,329,000)	(13,329,000)

BALANCE, DECEMBER 31, 2006	29,620,000	14,810,000	96,400	41,813,982	56,720,382
Net income	—	—	—	18,005,205	18,005,205
Distributions paid ($.60 per capital unit)	—	—	—	(17,772,000)	(17,772,000)

BALANCE, DECEMBER 31, 2007	29,620,000	14,810,000	96,400	42,047,187	56,953,587
Net (loss)	—	—	—	(16,613,449)	(16,613,449)
Distributions paid ($.05 per capital unit)	—	—	—	(1,481,000)	(1,481,000)

BALANCE, DECEMBER 31, 2008	29,620,000	$14,810,000	$96,400	$23,952,738	$38,859,138

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(16,613,449)	$18,005,205	$46,035,792
Changes to net income not affecting cash
Depreciation and amortization	2,759,580	2,725,098	2,563,248
Minority interest in subsidiary	—	—	2,235,776
Other	—	—	14,204
Equity in net (income) loss of investments	(1,157,074)	605,000	—
Unrealized loss on purchase commitments	2,735,966	—	—
Lower of cost or market adjustment on inventory	1,139,029	—	—
(Increase) decrease in
Receivables	2,220,370	(1,050,505)	1,407,612
Inventory	417,199	(3,323,140)	(2,464,507)
Prepaid expenses	10,664	3,853	49,494
Derivative financial instruments and due from broker	13,402,114	(4,719,706)	(8,787,744)
Increase (decrease) in
Accounts payable	1,451,801	771,419	623,773
Accrued liabilities	129,395	(59,493)	130,432

NET CASH FROM OPERATING ACTIVITIES	6,495,595	12,957,731	41,808,080

INVESTING ACTIVITIES
Purchase of property and equipment	(1,514,941)	(1,779,467)	(367,357)
Purchase of minority interest	—	—	(19,376,369)
Purchase of investment	(1,595,572)	(359,428)	—

NET CASH USED FOR INVESTING ACTIVITIES	(3,110,513)	(2,138,895)	(19,743,726)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	400,918	—	—
Short-term notes payable issued	—	2,333,000	19,100,000
Long-term notes payable issued	2,450,000	—	—
Principal payments on long-term notes payable	(2,232,285)	(1,629,953)	(20,999,687)
Principal payments on short-term notes payable	(2,333,000)	—	—
Payment on guarantee payable	(62,320)	(62,536)	(49,755)
Distributions paid to minority members	—	—	(816,419)
Distributions paid to LACP members	(1,481,000)	(17,772,000)	(13,329,000)

NET CASH USED FOR FINANCING ACTIVITIES	(3,257,687)	(17,131,489)	(16,094,861)

NET INCREASE (DECREASE) IN CASH	127,395	(6,312,653)	5,969,493

CASH AT BEGINNING OF PERIOD	361,122	6,673,775	704,282

CASH AT END OF PERIOD	$488,517	$361,122	$6,673,775

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$678,272	$695,750	$1,033,419

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES

Capital expenditures in accounts payable	$403,840	$500,532	$—

Land acquired through issuance of note payable	450,000	—	—

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when title transfers to customers, net of allowances for estimated returns. Generally, ethanol and related products are shipped FOB shipping point, based on written contract terms between Dakota Ethanol and its customers.  Collectability of revenue is reasonably assured based on historical evidence of collectability between Dakota Ethanol and its customers.  Interest income is recognized as earned.

Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, revenue from the sale of ethanol is recorded based on the net selling price reported to the Company from the marketer.

Cost of Revenues

The primary components of cost of revenues from the production of ethanol and related co-product are corn expense, energy expense (natural gas and electricity), raw materials expense (chemicals and denaturant), and direct labor costs.

Shipping costs incurred in the sale of distiller’s grains are classified in net revenues.  Shipping costs on distiller’s grains were approximately $1,718,000, $1,918,000, and $2,380,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

Operating Expenses

The primary components of operating expenses are administrative wages and benefits, professional fee expenses (legal and audit), and insurance expenses.

Inventory Valuation

Ethanol and related products are stated at net realizable value. Raw materials, work-in-process, and parts inventory are valued using methods which approximate the lower of cost (first-in, first-out) or market. In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

Investment in commodities contracts, derivative instruments and hedging activities

SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.  Effective January 1, 2008, Dakota Ethanol applies the normal purchase and sales exemption under SFAS No. 133 for forward purchases of corn and sales of distiller’s grains.  Transactions initiated prior to January 1, 2008 are not exempted from the accounting and reporting requirements of SFAS No. 133.  As of December 31, 2008, Dakota Ethanol is committed to purchasing 5.4 million bushels of corn on a forward contract basis, of which 2.3 million bushels are subject to SFAS No. 133 and 3.1 million bushels are exempted under the normal purchase and sales exemption.

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

Investments

Dakota Ethanol has a less than 20% investment interest in three unlisted companies in related industries. These investments are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account.  Distributions or dividends received from the investments are treated as a reduction of the investment account.  The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Dakota Ethanol has a less than 20% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s September 30, 2008 audited results.  The carrying amount of the Company’s investment was approximately $1,513,000 and $0 as of December 31, 2008 and 2007, respectively.

Dakota Ethanol has a less than 20% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s September 30, 2008 interim results.  The carrying amount of the Company’s investment was approximately $994,000 as of December 31, 2008.

Dakota Ethanol has a less than 20% investment interest in Corn Oil Bio-Solutions, LLC (COBS), a developmental stage bio-diesel refinery.  The net income which is reported in the Company’s income statement for COBS is based on COBS’ September 30, 2008 interim results.  During the quarter ended December 31, 2008, the project was idled due to credit conditions, as such, the company reduced its investment to zero.

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

Concentrations of Credit Risk

The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits.  The company has not experienced any losses in connection with these balances.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of business acquired.  Under Statement of Financial Accounting Standards No. 142, goodwill is not amortized but is subject to annual impairment tests.  The Company has performed the required impairment tests, which have resulted in no impairment adjustments.

Earnings (loss) Per Unit

For purposes of calculating basic earnings (loss) per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator.  There were no dilutive equity units for the years ending December 31, 2008, 2007, and 2006.

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

Risks and Uncertainties

The current U.S. recession has reduced the nation’s demand for energy.  The recent bankruptcy filing of one of the industry’s major producers has resulted in great economic uncertainty about the viability of ethanol.  The ethanol boom of recent years has spurred overcapacity in the industry and production capacity is currently exceeding the RFS mandates.  The average national ethanol spot market price has plunged over 30% since May 2008.  The drop in crude oil prices from a record $150 a barrel to its recent price of less than $40 a barrel has resulted in the price of reformulated gasoline blendstock for oxygen blending (RBOB) dropping below $1 per gallon in December 2008.  With ethanol spot prices exceeding RBOB prices the economic incentives for blender to continue using ethanol has become less advantageous.  This could result in significant reduction in the demand for ethanol.  As such, the Company may need to evaluate whether crush margins will be sufficient to operate the plant and generate enough debt service.  In the event crush margins become negative for an extended period of time, the Company may be required to reduce capacity or shut down the plant.  The Company will continue to evaluate crush margins on a regular basis and may reduce capacity or shut down depending on the economic conditions at the time.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (FAS 160).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s year beginning January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which corresponds to the Company’s year beginning January 1, 2009 but early application is encouraged.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

The Company is evaluating the effect, if any, that the adoption of these new accounting pronouncements will have on its results of operations, financial position, and the related disclosures.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 3 -       INVENTORY

Inventory consisted of the following as of December 31, 2008 and 2007:

	2008	2007
Raw materials	$3,937,873	$4,927,377
Finished goods	825,878	1,342,893
Work in process	591,870	700,039
Parts inventory	1,171,356	1,112,896
	$6,526,977	$8,083,205

Included in inventory is a lower of cost or market adjustment of approximately $1,139,000 and $0 at December 31, 2008 and 2007 respectively.

NOTE 4 -       INVESTMENTS

Condensed financial information of the investments is as follows:

	RPMG		PGVP
	12/31/2008	12/31/2007	12/31/2008
Current assets	$168,260,757	$98,493,182	$7,500
Other assets	396,126	403,477	8,500,000
Current liabilities	150,497,382	101,399,187	13,112
Long-term debt	—	—	—
Member’s equity (deficit)	18,159,501	(2,502,528)	8,494,388
Revenue	2,501,097,434	1,540,483,604	—
Net income (loss)	10,016,837	(8,438,273)	(241,207)

NOTE 5 -       SHORT-TERM NOTE PAYABLE

On May 19, 2008, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $3,000,000. The note expires on May 18, 2009 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at adjustable basis points above the lender’s base rate (5.0 percent at December 31, 2008). There is a commitment fee of 3/8 percent on the unused portion of the $3,000,000 availability. The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On December 31, 2008, Dakota Ethanol had $0 outstanding and $3,000,000 available to be drawn on the revolving promissory note. On December 31, 2007, Dakota Ethanol had $2,333,000 outstanding and $667,000 available to be drawn on the revolving promissory note.

NOTE 6 -       LONG-TERM NOTES PAYABLE

Dakota Ethanol has two notes payable to First National Bank of Omaha, Nebraska (the Bank) (Term Notes 2 and 5).

As part of the note payable agreements for Term Notes 2 and 5, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. The notes are collateralized by the ethanol plant and equipment, which had a net book value of approximately

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

$34,532,000 on December 31, 2008, its accounts receivable and inventories. Term Note 2 is subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.

The balance of Term Note 2 is due and payable in quarterly installments of $581,690 through September 1, 2011. Interest on outstanding principal balances will accrue at a fixed rate of 9 percent.

The balance of Term Note 5 is due and payable in quarterly installments of interest only through September 1, 2011. Interest on outstanding principal balances will accrue at adjustable basis points above the lender’s rate (5.0 percent at December 31, 2008). This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon Term Note 5 as needed.  On December 31, 2008, Dakota Ethanol had $2,000,000 outstanding and $3,000,000 available to be drawn on Term Note 5. On December 31, 2007, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

During December 2008, Dakota Ethanol issued a note payable in 2008 related to the purchase of land adjacent to the plant site.  The note was issued for $450,000.  The note matures on December 1, 2012.  The note is payable in annual installments of $112,500 plus interest.  Interest on outstanding principal balances will accrue at a fixed rate of 7.0 percent.

As of December 31, 2008, Dakota Ethanol was out of compliance with certain covenants related to the notes held by First National Bank.  The bank has granted a waiver of the debt service coverage ratio and working capital amount as of December 31, 2008 and has restructured and waived certain future covenant requirements.

The balance of the notes payable as of December 31, 2008 and 2007 is as follows:

	2008	2007

Note payable to First National Bank, Omaha
Term Note 2	$4,816,855	$6,599,140
Term Note 5	2,000,000	—
Note payable - Land	450,000	—
	7,266,855	6,599,140

Less current portion	(2,065,357)	(1,782,960)

	$5,201,498	$4,816,180

Minimum principal payments for the next five years are as follows:

Years Ending December 31,	Amount
2009	$2,065,357
2010	2,249,746
2011	2,839,252
2012	112,500

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 7 -       EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees’ contributed earnings. Employer contributions to the plan totaled approximately $39,000, $45,000 and $26,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 8 -       FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company partially adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosure for those assets and liabilities carried on the balance sheet on a fair value basis.  The FASB has deferred the effective date of SFAS No. 157 until 2009 for nonfinancial assets and nonfinancial liabilities which are recognized at fair value on a nonrecurring basis.

The Company’s balance sheet contains derivative financial instruments that are recorded at fair value on a recurring basis.  SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed according to the process for determining fair value.  There are three levels of determining fair value.

Level 1 uses quoted market prices in active markets for identical assets or liabilities.

Level 2 uses observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 uses unobservable inputs that are not corroborated by market data.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

Derivative financial instruments. Commodity futures and options contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets. Over-the-counter commodity options contracts are reported at fair value utilizing Level 2 inputs.  For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the over-the-counter markets.  Forward purchase contracts are reported at fair value utilizing Level 2 inputs.  For these contracts, the Company obtains fair value measurements from local grain terminal bid values. The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based off the CBOT markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Assets:

Derivative financial instruments	$373,313	$373,313	$—	$—

Liabilities:

Derivative financial instruments	$97,912	$—	$97,912	$—

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2008.

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non recurring basis are discussed above.  The methodologies for other financial assets and financial liabilities are discussed below.

The Company believes the carrying amount of cash, cash equivalents, accounts receivable, due from broker, derivative instruments, and accounts payable approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations at December 31, 2008 of $7,527,811 had an estimated fair value of approximately $7,700,926 based on estimated interest rates for comparable debt.  The carrying amount and fair value were $6,922,416 and $7,068,108 respectively at December 31, 2007.

The Company believes the carrying amount of the short-term note payable at December 31, 2007 approximates fair value due to the short maturity of the instrument.

NOTE 9 -       COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol has entered into contracts and agreements regarding the operation and management of the ethanol plant.

Natural Gas — The agreement provides Dakota Ethanol with a fixed transportation rate for natural gas for a ten-year term through September 2011, renewable for ten-year terms. The agreement does not require minimum purchases of natural gas during their initial term.

Electricity — The agreement provides Dakota Ethanol with electric service for a term of ten years through September 2011, renewable for five-year periods. The agreement sets rates for energy usage based on market rates and requires a minimum purchase of electricity each month during the initial term of the agreement.

Expenses related to the agreement for the purchase of electricity and natural gas were approximately $14,031,000, $12,426,000, and $13,227,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2009	$308,000
2010	308,000
2011	206,000

Ethanol Fuel Marketing Agreement — Dakota Ethanol has an agreement with RPMG (a related party, see note 2), a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The agreement expires on March 31, 2009, and is automatically renewed for successive one-year terms unless terminated 90 days prior to expiration.  Our intent is to renew the agreement.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Distiller’s Grain Marketing Agreement — Dakota Ethanol has an agreement with RPMG (a related party, see note 2), for the marketing of all distiller’s dried grains produced by the plant.  The agreement expires on July 15, 2010, and is automatically renewed for successive one-year terms unless terminated 180 days prior to expiration.

Rail Car Lease Agreements — Dakota Ethanol has agreements with Chicago Freight Car Leasing Co. and Trinity Industries Leasing Co. for rail car leases for the shipment of Dakota Ethanol’s distiller’s dried grains.    The leases expire in October and December of 2010. Costs related to the leases for the years ended December 31, 2008 and 2007 were $859,800 for both years.

Minimum annual payments during the term of the rail car lease agreement are as follows:

Years Ending December 31,	Amount
2009	$851,000
2010	780,000

Risk Management Agreement — Dakota Ethanol has an agreement with John Stewart and Associates, Minnesota Branch for the risk management consulting related to corn and energy requirements of the plant. The agreement expires on December 1, 2009, and is renewable for successive one-month terms thereafter.

Dakota Ethanol receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold.  Incentive revenue of $623,515, $750,000, and $775,910, was recorded for the years ended December 31, 2008, 2007 and 2006, respectively.  Dakota Ethanol did not receive the annual maximum for the 2008 program year due to budget constraints on the State of South Dakota program and will not likely receive the annual maximum under the 2009 program year.

As of December 31, 2008, Dakota Ethanol is committed to purchasing 5.4 million bushels of corn on a forward contract basis through December 31, 2009, valued at approximately $26.6 million. Dakota Ethanol has a derivative financial instrument liability of approximately $97,000 related to the forward contracted purchases of corn.  Dakota Ethanol also has a lower of cost or market impairment liability of approximately $2.7 million related to the forward corn purchase contracts and corn inventory.  This was a lower of cost or market adjustment based on estimates of the value of future corn contracts and corn inventory related to the price of producing ethanol.  The corn purchase contracts represent 31% of the annual plant corn usage.  Further, Dakota Ethanol is committed to purchasing 479,000 mmBtu’s of natural gas for 2009, valued at approximately $3,679,000.  The natural gas purchases represent approximately 32% of the annual plant requirements.

The following commitments, contingencies and agreements are with related parties.

Each capital unit holder has entered into a corn delivery agreement with the Company. For each unit owned, one-fourth bushel of corn is required to be delivered annually. The price paid for the corn is the average corn price for the applicable four-month period (trimester) based on several local grain elevators’ cash corn price. Members can opt out of delivery agreement and the average price if they choose to do so. Based on the number of units outstanding, 1,850,000 bushels of corn will be delivered annually by the unit holders. This represents approximately 13 percent of the corn required for the operation of the plant at its 40,000,000 gallon capacity. Purchases of corn from corn delivery agreements and cash contracts from the Company’s members totaled approximately $8,424,000, $10,660,000, and $8,034,000 for the years ended December 31, 2008, 2007, and 2006, respectively, of which $352,000, $726,000, and $1,156,000 was recorded as a liability at December 31, 2008, 2007, and 2006, respectively.

Environmental — During the year ended December 31, 2002, management became aware that the ethanol plant may have exceeded certain emission levels allowed by their operating permit. The Company has disclosed the situation to the appropriate state regulatory agency and has taken steps to reduce the emissions to acceptable levels.

Construction Project — Dakota Ethanol has entered into an agreement for the design and installation of corn oil extraction equipment. The total value of the project is $1,846,000. As of December 31, 2008, Dakota Ethanol has paid $846,160 with $403,840 in accounts payable and $596,000 yet to be completed. The project is expected to be completed during the first quarter of 2009. Dakota Ethanol plans to pay for the project through long-term financing and cash flows from operations.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Management has not accrued a liability for environmental remediation costs since the costs, if any, cannot be estimated.

NOTE 10 -     RELATED PARTY TRANSACTIONS

On April, 1 2007, Dakota Ethanol purchased a 9% interest in RPMG, in which Dakota Ethanol has entered into an ethanol marketing agreement for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by Dakota Ethanol.  The marketing fees are included in net revenues.

On August 1, 2008, Dakota Ethanol entered into a dried distiller’s grains marketing agreement with RPMG for the exclusive rights to market, sell and distribute the entire dried distiller’s grains inventory produced by Dakota Ethanol.

Sales and marketing fees related to the agreements are as follows:

	Years Ended December 31,
	2008	2007	2006

Sales ethanol	$96,258,317	$67,181,000	$—
Sales distiller’s grains	2,843,819	—	—

Marketing fees ethanol	193,360	137,000
Marketing fees distillers grains	33,748	—	—

Amounts due included in accounts receivable	2,049,739	4,424,712	—

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

The maximum amount of estimated future payments on the taxable bond debt service is $1,522,168 as of December 31, 2008. The carrying amount of the guarantee liability on Dakota Ethanol’s balance sheet is $260,956, which represents the estimated shortfall between the taxable bond amount and the amount of taxes estimated to be collected on Dakota Ethanol’s property.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Estimated maturities of the guarantee for the next five years are as follows:

Years Ending December 31,	Amount
2009	$60,678
2010	52,485
2011	52,382
2012	52,145
2013	34,540

Dakota Ethanol has no recourse from third parties or collateral held by third parties related to the guarantee.

Management has applied the guidance from Financial Accounting Standards Board Interpretation No. 45, (FIN 45) related to accounting for guarantee obligations. Management has determined the probability weighted present value of the estimated cash flows related to the guarantee obligation and recorded a liability and related asset of $141,263 as of December 31, 2008.

Estimated amortization of the guarantee premium for the next five years is as follows:

Years Ending December 31,	Amount
2009	$48,841
2010	37,390
2011	27,375
2012	17,381
2013	7,709

NOTE 12 -              RISK MANAGEMENT

The Company’s activities expose it to a variety of market risks, including the effects of changes in commodity prices.  These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program.  The Company’s risk management program focuses on the unpredictability of financial and commodities markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures and options contracts to reduce its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and uses exchange traded futures and options contracts to reduce price risk.  Exchange-traded futures and options contracts are valued at market price.  Changes in market price of contracts related to corn and natural gas are recorded in cost of goods sold and changes in market prices of contracts related to sale of ethanol are recorded in revenues.

The company has deemed all forward contracts entered into subsequent to January 1, 2008 as “normal purchases”, as such, unrealized gains and losses on forward contracts are deemed “normal purchases” under FASB Statement No. 133, as amended and, therefore, are not marked to market in the Company’s financial statements.  Prior to January 1, 2008 the Company treated these forward contracts as derivatives.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

At December 31, 2008, 2007 and 2006 the realized and unrealized gains (losses) and fair value of derivative instruments is as follows:

	Financial	Years Ended December 31,
	Statement Location	2008	2007	2006

Futures and options contracts	Current Assets or	$373,313	$1,228,960	$4,705,900
Forward contracts	(Current Liabilities)	$(97,912)	$7,771,283	$5,410,251

Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$(15,542,120)	$(1,119,528)	$4,110,827
Forward contracts	Cost of Revenues	$(9,052,358)	$2,377,686	$7,337,027

Net realized and unrealized gains (losses) related to sales contracts	Revenues	$—	$—	$99,966

NOTE 13 -              SUBSEQUENT EVENTS

On January 16, 2009, we entered into an amendment to our credit agreements with FNBO.  The primary purposes of these amendments were to increase our revolving line of credit with FNBO from $3,000,000 to $5,000,000 and to make changes to the covenants applicable to our credit agreements.  We agreed to provide FNBO more information regarding our hedging transactions and to make adjustments to our hedging strategies.  We also agreed to raise an additional $2,000,000 in subordinated debt by March 31, 2009 and to secure alternate financing for our corn oil extraction equipment by April 30, 2009.  In addition, we agreed not to make any distributions to our members without FNBO’s prior approval.

In order to comply with the conditions FNBO imposed regarding raising additional subordinated debt financing, we are in the process of conducting a private placement offering of subordinated unsecured debt securities.  The debt securities that we are offering will not be registered with the Securities and Exchange Commission.  Therefore, the debt securities may not be offered or sold without an exemption from the registration requirements of applicable securities laws.  We are offering the debt securities only to a limited number of accredited investors in order to comply with applicable SEC regulations.  As of March 24, 2009, we have raised $1,369,000 in subordinated debt through this offering.

As of March 31, 2009, we anticipate being out of compliance with the same two financial covenants that we were out of compliance with as of December 31, 2008. In additional, we do not anticipate that we will be able to raise the entire $2,000,000 in subordinated debt financing by March 31, 2009. As a result, we entered into another amendment to our credit agreements with FNBO at the end of March 2009 in order to secure a waiver of these loan covenant compliance issues. Specifically, FNBO waived our non-compliance with our debt service coverage ratio and our working capital covenants as of December 31, 2008 and March 31, 2009. In addition, FNBO changed the manner in which we calculate our debt service coverage ratio until December 31, 2009 to avoid projected future non-compliance with our debt service coverage ratio covenant. FNBO also extended our deadline for raising the additional $2,000,000 in subordinated debt to May 18, 2009.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 14 -              QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2008
Total revenues	$26,478,012	$29,916,456	$31,200,349	$24,183,771
Gross profit (loss)	12,049,847	11,643,197	(20,416,898)	(16,910,614)
Income (loss) from operations	10,948,791	10,654,549	(21,252,764)	(17,519,318)
Net income (loss)	10,736,498	10,502,321	(21,359,855)	(16,492,413)
Basic and diluted earnings (loss) per unit	0.36	0.35	(0.72)	(0.55)

Year ended December 31, 2007
Total revenues	$27,769,149	$27,647,758	$24,466,924	$23,855,868
Gross profit	3,371,737	7,872,608	5,419,955	6,097,732
Income from operations	2,454,649	6,943,447	4,485,537	5,156,586
Net income	2,322,466	6,835,926	4,474,171	4,372,642
Basic and diluted earnings per unit	0.08	0.23	0.15	0.15

Year ended December 31, 2006
Total revenues	$22,684,333	$29,579,774	$27,531,613	$24,093,692
Gross profit	6,620,601	14,006,367	13,713,311	18,756,715
Income from operations	5,897,503	13,157,052	12,502,276	17,601,318
Net income	4,990,770	11,431,056	12,313,474	17,300,492
Basic and diluted earnings per unit	0.17	0.39	0.42	0.57

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for the fair presentation of the selected data for these interim periods presented have been included.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)                                       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)                                    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)                                 provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2008 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION.

None.

PART III.

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2008).

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Information required by this Item is incorporated by reference to the 2009 Information Statement.

ITEM 11.         EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2009 Information Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Information required by this Item is incorporated by reference to the 2009 Information Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2009 Information Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Information required by this Item is incorporated by reference to the 2009 Information Statement.

PART IV.

ITEM 15.                                                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)         Financial Statements – Reference is made to the “Index to Financial Statements” of Lake Area Corn Processors, LLC located under Part II Item 8 of this report for a list of the financial statements and schedules for the fiscal year ended December 31, 2008, included herein.

(2)         All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)         The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

The following exhibits are filed as part of this report.  Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
2.1	Plan of Reorganization.		Filed as Exhibit 2.1 on the registrant’s Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.

3.1	Articles of organization of the registrant.		Filed as Exhibit 3.1 on the registrant’s Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.

3.2	Amended and restated operating agreement of the registrant.		Filed as Exhibit 3.6 on the registrant’s Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.

3.3	First amendment to the amended and restated operating agreement of the registrant.		Filed as Exhibit 99.1 on the registrant’s Form 8-K filed with the Commission on March 19, 2007 and incorporated by reference herein.

10.1	Twelfth Amendment to the Construction Loan Agreement dated January 12, 2009 between First National Bank of Omaha and Dakota Ethanol, LLC.		Filed as Exhibit 99.1 on the registrant’s Form 8-K filed with the Commission on January 20, 2009 and incorporated by reference herein.

10.2	Revolving Promissory Note dated January 12, 2009 between First National Bank of Omaha and Dakota Ethanol, LLC.		Filed as Exhibit 99.2 on the registrant’s Form 8-K filed with the Commission on January 20, 2009 and incorporated by reference herein.

10.3	Promissory Note (Term Note 5 Reducing Revolver) dated January 12, 2009 between First National Bank of Omaha and Dakota Ethanol, LLC.		Filed as Exhibit 99.3 on the registrant’s Form 8-K filed with the Commission on January 20, 2009 and incorporated by reference herein.

10.4	Distillers Grains Marketing Agreement dated July 15, 2008 between RPMG, Inc. and Dakota Ethanaol, LLC. +		Filed as Exhibit 10.1 on the registrant’s Form 10-Q filed with the Commission on August 14, 2008 and incorporated by reference herein.

10.5	Contribution Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, LLC dated April 1, 2007.		Filed as Exhibit 10.1 on the registrant’s Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.

10.6	Member Ethanol Fuel Marketing Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, LLC dated April 1, 2007.		Filed as Exhibit 10.2. on the registrant’s Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.

10.7	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, LLC.		Filed as Exhibit 10.1 on the registrant’s Form 10-K filed with the Commission on March 30, 2007.

10.8	Eighth Amendment to the Construction Loan Agreement dated June 30, 2006 between First National Bank of Omaha and Dakota Ethanol, LLC.		Filed as Exhibit 10.2 on the registrant’s Form 10-Q filed with the Commission on August 14, 2006 and incorporated by reference herein.

10.9	Sixth Amendment to the Construction Loan Agreement dated March 23, 2006 between First National Bank of Omaha and Dakota Ethanol, LLC.		Filed as Exhibit 10.1 on the registrant’s Form 10-Q filed with the Commission on May 15, 2006 and incorporated by reference herein.

10.10	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, LLC.		Filed as Exhibit 10.1 on the registrant’s Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.

10.11	Distiller’s Grain Marketing Agreement dated November 28, 2005 between Commodity Specialists Company and Dakota Ethanol, LLC.		Filed as Exhibit 10.2 on the registrant’s Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.

10.12	Fourth Amendment to Construction Loan Agreement dated April 22, 2005 between First National Bank of Omaha and Dakota Ethanol, LLC.		Filed as Exhibit 10. 1 on the registrant’s Form 10-Q filed with the Commission on May 16, 2005 and incorporated by reference herein.

10.13	Revolving Promissory Note dated April 21, 2005 between First National Bank of Omaha and Dakota Ethanol, LLC.		Filed as Exhibit 10.2 on the registrant’s Form 10-Q filed with the Commission on May 16, 2005 and incorporated by reference herein.

10.14	Employment Agreement between Scott Mundt and Dakota Ethanol, LLC dated October 17, 2005.		Filed as Exhibit 10.9 on the registrant’s Form 10-K filed with the Commission on March 30, 2006 and incorporated by reference herein.

10.15	Thirteenth Amendment to the Construction Loan Agreement dated March 31, 2009 between First National Bank of Omaha and Dakota Ethanol, LLC.	X	Filed herewith

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith

+ Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	March 31, 2009	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 31, 2009	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	/s/ Douglas Van Duyn
Douglas Van Duyn, Manager

Date: March 31, 2009	/s/ Brian Woldt
Brian Woldt, Manager

Date: March 31, 2009	/s/ Randy Hansen
Randy Hansen, Manager

Date: March 31, 2009	/s/ Rick Kasperson
Rick Kasperson, Manager

Date: March 31, 2009	/s/ Ronald Alverson
Ronald Alverson, Manager

Date: March 31, 2009	/s/ Dale Thompson
Dale Thompson, Manager

Date: March 31, 2009	/s/ Todd Brown
Todd Brown, Manager