Form 10-Q
period 2009-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2009-05-15
CIK 1156174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from               to               .

000-50254

(Commission File Number)

LAKE AREA CORN PROCESSORS, LLC

(Exact name of registrant as specified in its charter)

South Dakota	46-0460790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46269 SD Highway 34

P.O. Box 100

Wentworth, South Dakota 57075

(Address of principal executive offices)

(605) 483-2679

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of May 15, 2009, there were 29,620,000 units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2009	2008*

ASSETS

CURRENT ASSETS
Cash	$530,523	$488,517
Accounts receivable	3,437,351	2,769,458
Other receivables	—	166,667
Inventory	5,981,391	6,526,977
Due from broker	75,256	60
Derivative financial instruments	—	373,313
Prepaid expenses	187,660	289,444

Total current assets	10,212,181	10,614,436

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	40,768,265	38,882,582
Construction in progress	—	1,256,194
	52,198,573	51,569,084
Less accumulated depreciation	(17,701,868)	(17,037,417)

Net property and equipment	34,496,705	34,531,667

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	2,119,672	2,507,074
Guarantee premium	129,053	141,263
Other	12,844	16,242

Total other assets	12,657,335	13,060,345

	$57,366,221	$58,206,448

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2009	2008*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Oustanding checks in excess of bank balance	$729,936	$400,918
Accounts payable	4,713,224	7,858,935
Accrued liabilities	1,059,287	3,199,234
Derivative financial instruments	145,154	97,912
Short-term notes payable	1,393,000	—
Current portion of guarantee payable	60,678	60,678
Current portion of notes payable	2,110,273	2,065,357

Total current liabilities	10,211,552	13,683,034

LONG-TERM LIABILITIES
Notes payable, net of current maturities	9,054,680	5,201,498
Guarantee payable, net of current portion	207,346	200,278
Other	283,525	262,500

Total long-term liabilities	9,545,551	5,664,276

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	22,702,718	23,952,738

Total members’ equity	37,609,118	38,859,138

	$57,366,221	$58,206,448

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008

REVENUES	$20,975,004	$26,478,012

COST OF REVENUES	20,936,416	14,428,165

GROSS PROFIT	38,588	12,049,847

OPERATING EXPENSES	702,462	1,101,056

INCOME (LOSS) FROM OPERATIONS	(663,874)	10,948,791

OTHER INCOME (EXPENSE)
Interest and other income	4,567	8,515
Equity in net (loss) of investments	(387,402)	—
Interest and other expense	(203,311)	(220,808)
Total other income (expense)	(586,146)	(212,293)

NET INCOME (LOSS)	$(1,250,020)	$10,736,498

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$(0.04)	$0.36

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(1,250,020)	$10,736,498
Changes to net income not affecting cash
Depreciation and amortization	680,059	696,564
Equity in net (income) loss of investments	387,402	—
Unrealized loss on purchase commitments	(2,066,361)	—
Lower of cost or market adjustment on inventory	414,430	—
(Increase) decrease in
Receivables	(501,226)	848,213
Inventory	131,156	(890,196)
Prepaid expenses	101,784	41,822
Derivative financial instruments and due from broker	345,359	(7,043,287)
Increase (decrease) in
Accounts payable	(3,059,114)	(2,661,864)
Accrued liabilities	(52,561)	(78,171)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,869,092)	1,649,579

INVESTING ACTIVITIES
Purchase of property and equipment	(716,085)	(548,517)
Purchase of investment	—	(69,358)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(716,085)	(617,875)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	329,018	—
Short-term notes payable issued	1,393,000	—
Long-term notes payable issued	4,369,000	—
Principal payments on long-term notes payable	(463,835)	(425,819)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,627,183	(425,819)

NET INCREASE IN CASH	42,006	605,885

CASH AT BEGINNING OF PERIOD	488,517	361,122

CASH AT END OF PERIOD	$530,523	$967,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$140,742	$176,150

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES

Capital expenditures in accounts payable	$317,245	$—

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

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

NOTE 2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations for interim financial statements of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited financial statements for the year ended December 31, 2008, contained in the annual report on Form 10-K  for 2008.

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

Shipping costs incurred in the sale of distiller’s grains are classified in net revenues.  Shipping costs on distiller’s grains were approximately $260,000 and $439,000 for the three months ended March 31, 2009 and 2008, respectively.

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

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

Investment in commodities contracts, derivative instruments and hedging activities

SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. On January 1, 2009, we adopted the provisions of SFAS No. 161, which requires entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity

We are exposed to certain risks related to our ongoing business operations.  The primary risks that we manage by using forward or derivative instruments are price risk on anticipated purchases of corn, natural gas and the sale of ethanol.

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.

Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.  Effective January 1, 2008, we apply the normal purchase and sales exemption under SFAS No. 133 for forward purchases of corn and sales of distiller’s grains.  Transactions initiated prior to January 1, 2008 are not exempted from the accounting and reporting requirements of SFAS No. 133.  As of March 31, 2009, we are committed to purchasing 4.9 million bushels of corn on a forward contract basis with an average price of $4.44 per bushel, of which 1.7 million bushels are subject to SFAS No. 133 and 3.2 million bushels are accounted for as normal purchases under SFAS 133, and accordingly, are not marked to market.

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At March 31, 2009, we are committed to purchasing 406,000 MMBtu’s of natural gas in advance at prices other than at market.  We account for these transactions as normal purchases under SFAS 133, and accordingly, do not mark these transactions to market.

We enter into short-term forward, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices. We enter into short-term forward, option and futures contracts for sales of ethanol to manage exposure to changes in energy prices.  All of our derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of our trading activity, we use futures and option contracts offered through regulated commodity exchanges to reduce risk and we are exposed to risk of loss in the market value of inventories. To reduce that risk, we generally take positions using forward and futures contracts and options.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

Derivatives not designated as hedging instruments under SFAS 133 at March 31, 2009 and December 31, 2008 were as follows:

	Balance Sheet	March 31,	December 31,
	Classification	2009	2008

Futures and options contracts	Current Assets	$—	$373,313
Forward contracts	(Current Liabilities)	$(145,154)	$(97,912)

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Operations	Three Months Ended March 31,
	Classification	2009	2008
Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$(58,417)	$26,442
Forward contracts	Cost of Revenues	$(8,742)	$(9,295,595)

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

Dakota Ethanol has a less than 20% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s December 31, 2008 unaudited results.  The carrying amount of the Company’s investment was approximately $1,126,000 and $1,513,000 as of March 31, 2009 and December 31, 2008, respectively.

Dakota Ethanol has a less than 20% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s December 31, 2008 unaudited results.  The carrying amount of the Company’s investment was approximately $994,000 as of March 31, 2009 and December 31, 2008.

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

MARCH 31, 2009 AND 2008

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

Risks and Uncertainties

The current U.S. recession has reduced the nation’s demand for energy.  The recent bankruptcy filing of one of the industry’s major producers has resulted in great economic uncertainty about the viability of ethanol.  The ethanol boom of recent years has spurred overcapacity in the industry and production capacity is currently exceeding the RFS mandates.  The average national ethanol spot market price has plunged over 30% since May 2008.  The drop in crude oil prices from a record $150 a barrel to its recent price of less than $50 a barrel has resulted in the price of reformulated gasoline blendstock for oxygen blending (RBOB) dropping below $1 per gallon in December 2008.  With ethanol spot prices exceeding RBOB prices the economic incentives for blenders to continue using ethanol has become less advantageous.  This could result in a significant reduction in the demand for ethanol.  As such, the Company may need to evaluate whether crush margins will be sufficient to operate the plant and generate enough debt service.  In the event crush margins become negative for an extended period of time, the Company may be required to reduce capacity or shut down the plant.  The Company will continue to evaluate crush margins on a regular basis and may reduce capacity or shut down depending on the economic conditions at the time.

We have been in discussions with FNBO which finds our actions in attempting to secure the additional subordinated debt that is required to be acceptable. However, we may never be able to secure such additional subordinated debt which could result in a default under our credit agreement with FNBO. If we fail to comply with the terms of our credit agreement with FNBO, and FNBO refuses to waive this non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans. We do not anticipate having sufficient cash to immediately repay these loans. This may result in FNBO seeking to foreclose on our ethanol plant.

NOTE 3 -         INVENTORY

Inventory consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008*
Raw materials	$3,276,474	$3,937,873
Finished goods	911,204	825,878
Work in process	621,153	591,870
Parts inventory	1,172,560	1,171,356
	$5,981,391	$6,526,977

* Derived from audited financial statements

Included in inventory is a lower of cost or market adjustment of approximately $414,000 and $1,139,000 at March 31, 2009 and December 31, 2008 respectively.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

NOTE 4 -         SHORT-TERM NOTE PAYABLE

On May 19, 2008, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha (FNBO) in the amount of $3,000,000. On January 22, 2009 the note was amended to increase the amount to $5,000,000.  The note expires on May 18, 2009 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at adjustable basis points above the lender’s base rate (5.0 percent at March 31, 2009). There is a commitment fee of 3/8 percent on the unused portion of the $5,000,000 availability. The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On March 31, 2009, Dakota Ethanol had $1,393,000 outstanding and $3,607,000 available to be drawn on the revolving promissory note.

NOTE 5 -         LONG-TERM NOTES PAYABLE

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

In order to comply with the conditions FNBO imposed regarding raising additional subordinated debt financing, we are in the process of conducting a private placement offering of subordinated unsecured debt securities.  The debt securities that we are offering will not be registered with the Securities and Exchange Commission.  Therefore, the debt securities may not be offered or sold without an exemption from the registration requirements of applicable securities laws.  We are offering the debt securities only to a limited number of accredited investors in order to comply with applicable SEC regulations.  The securities will mature two years from the date of issuance.  Interest on the outstanding balances will accrue at a fixed rate of 9 percent.  Interest will be paid annually on January 30th of each year beginning on January 30, 2010.  As of March 31, 2009, we have raised $1,369,000 in subordinated debt through this offering.

As of March 31, 2009, we are out of compliance with our debt service coverage ratio and our working capital covenants, which we were also out of compliance with as of December 31, 2008. In addition, we were unable to raise the entire $2,000,000 in subordinated debt financing by March 31, 2009. As a result, we entered into another amendment to our credit agreements with FNBO at the end of March 2009 in order to secure a waiver of these loan covenant compliance issues.  Specifically, FNBO waived our non-compliance with our financial covenants as of December 31, 2008 and March 31, 2009. In addition, FNBO changed the manner in which we calculate our debt service coverage ratio until December 31, 2009 to avoid projected future non-compliance with our debt service coverage ratio covenant. FNBO also extended our deadline for raising the additional $2,000,000 in subordinated debt to May 18, 2009.  As of March 31, 2009, we have raised $1,369,000 in subordinated debt through this offering.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

The balances of the notes payable are as follows:

	March 31,	December 31,
	2009	2008 *
	(unaudited)

Note payable to First National Bank of Omaha
Term Note 2	$4,345,953	$4,816,855
Term Note 5	5,000,000	2,000,000
Note payable - Land	450,000	450,000
Note payable - Subordinated notes	1,369,000	—
	11,164,953	7,266,855

Less current portion	(2,110,273)	(2,065,357)

	$9,054,680	$5,201,498

* Derived from audited financial statements

The interest rate on outstanding principal balances of term note 5 was 5.0 percent at March 31, 2009.

Minimum principal payments for the next five years are estimated as follows:

Twelve Months Ending March 31,	Amount

2010	2,110,273
2011	3,667,903
2012	5,274,277
2013	112,500

NOTE 6 -         FAIR VALUE MEASUREMENTS

Effective January 1, 2009, the Company completely adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosure for those assets and liabilities carried on the balance sheet on a fair value basis.

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

MARCH 31, 2009 AND 2008

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments	$145,154	$—	$145,154	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2009.

NOTE 7 -         COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol also receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold.  Incentive revenue of $58,000 and $40,000 was recorded for the three months ended March 31, 2009 and 2008, respectively.  Dakota Ethanol earned its final allocation in January 2009 for the program year ended June 30, 2009.  Dakota Ethanol will not receive the annual maximum for the 2009 program year due to budget constraints on the State of South Dakota program.

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

NOTE 8 -         RELATED PARTY TRANSACTIONS

Dakota Ethanol owns a 9% interest in RPMG, in which Dakota Ethanol has entered into an ethanol marketing agreement for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by Dakota Ethanol.  The marketing fees are included in net revenues.

On August 1, 2008, Dakota Ethanol entered into a dried distiller’s grains marketing agreement with RPMG for the exclusive rights to market, sell and distribute the entire dried distiller’s grains inventory produced by Dakota Ethanol.

 Sales and marketing fees related to the agreements are as follows:

	Three Months Ended March 31,
	2009	2008

Sales ethanol	$16,672,730	$24,152,210
Sales distiller’s grains	1,114,887	—

Marketing fees ethanol	52,270	46,238
Marketing fees distillers grains	17,278	—

	March 31,	December 31,
	2009	2008

Amounts due included in accounts receivable	$2,625,359	$2,049,739

NOTE 9 -       SUBSEQUENT EVENTS

Short-term note - We are in the process of negotiating a renewal of the short-term revolving promissory note with FNBO that expires on May 18, 2009.  We anticipate that the note will be renewed for an additional one year term.  We anticipate that the amount of the note will be reduced to $4,000,000.

Subordinated debt - Subsequent to March 31, 2009 Dakota Ethanol issued an additional $70,000 of subordinated debt through its offering.  The total amount issued is $1,439,000 as of May 15, 2009.

We have also identified an entity that is interested in providing us with an additional $700,000 in subordinated debt.  We anticipate that we will not be able to close this additional debt by May 18, 2009, but we should close shortly after that deadline. This additional debt will be sufficient to exceed the $2,000,000 in subordinated debt required by FNBO.

Corn oil extraction equipment financing - We were not able to secure the alternate financing for our corn oil extraction equipment by April 30, 2009 as we had agreed with FNBO.  Subsequent to April 30, 2009 we have secured $1 million in financing from the Rural Electric Economic Development, Inc (REED) and $200,000 from the First District Development Company (FDDC).  The note to REED has an interest rate of 4.7% for a term of five years.  The note to FDDC has an interest rate of 5.5% and a term of five years.

FNBO has agreed that the $1.2 million in additional financing we have secured for the corn oil extraction equipment is sufficient to satisfy the requirement in our amended credit agreements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2009, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Availability and costs of products and raw materials, particularly corn and natural gas;

•	Changes in the price and market for ethanol and distiller’s grains;

•	Decreases in the price of gasoline or decreased gasoline demand;

•	Our ability to secure the financing we require to maintain liquidity and operate our business;

•	Changes in the availability and cost of credit;

•	Changes and advances in ethanol production technology;

•	The effectiveness of our hedging strategy to offset increases in the price of our raw materials and decreases in the prices of our products;

•	Projected growth or overcapacity within the ethanol industry causing supply to exceed demand;

•	Our ability to market and our reliance on third parties to market our products;

•	The decrease or elimination of governmental incentives which support the ethanol industry;

•	Changes in the weather or general economic conditions impacting the availability and price of corn;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to retain key employees and maintain labor relations;

•	Our liability resulting from litigation;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.

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

Overview

Lake Area Corn Processors, LLC is a South Dakota limited liability company that owns and manages its wholly-owned subsidiary, Dakota Ethanol, LLC.  Dakota Ethanol, LLC owns and operates an ethanol plant located near Wentworth, South Dakota that has a nameplate production capacity of 40 million gallons of ethanol per year.  Lake Area Corn Processors, LLC is referred to in this report as “LACP,” the “company,” “we,” or “us.”  Dakota Ethanol, LLC is referred to in this report as “Dakota Ethanol” “we” “us” or the “ethanol plant.”

Our revenues are derived from the sale and distribution of our ethanol, distillers grains and corn oil throughout the continental United States.  The ethanol plant currently operates in excess of its nameplate capacity, producing approximately 47 million gallons of ethanol per year.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market.

On January 16, 2009, we entered into an amendment to our credit agreements with First National Bank of Omaha (FNBO).  The purposes of these amendments were to increase our revolving line of credit with FNBO from $3,000,000 to $5,000,000 and to make changes to the covenants applicable to our credit agreements as a result of certain non-compliances with our financial loan covenants as of December 31, 2008.  Pursuant to the amendment, we agreed to provide FNBO more information regarding our hedging transactions and to make adjustments to our hedging strategies.  We also agreed to raise an additional $2,000,000 in subordinated debt by March 31, 2009 and to secure alternate financing for our corn oil extraction equipment by April 30, 2009.  In addition, we agreed not to make any distributions to our members without FNBO’s prior approval.

Prior to the end of our first fiscal quarter on March 31, 2009, we anticipated that we would be out of compliance with two of our loan covenants with FNBO, our debt service coverage ratio and our working capital covenants.  As a result, we entered into another amendment to our credit agreement with FNBO at the end of March 2009 in order to secure a waiver of these loan covenant compliance issues.  Specifically, FNBO waived non-compliance with our debt service coverage ratio and our working capital covenants as of March 31, 2009.  In addition, FNBO changed the manner in which we calculate our debt service coverage ratio until December 31, 2009 to avoid projected future non-compliance with our debt service coverage ratio covenant.  FNBO also extended our deadline for raising the additional $2,000,000 in subordinated debt to May 18, 2009.

We were not able to secure the alternate financing for our corn oil extraction equipment by the April 30, 2009 deadline.  However, subsequent to April 30, 2009, we have secured $1 million in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. and $200,000 from the First District Development Company.  We anticipate closing on these loans during the week of May 18, 2009.  FNBO has agreed that the $1.2 million in additional financing we secured for our corn oil extraction equipment was sufficient to satisfy the requirement in our amended credit agreements.  In addition, to date we have raised $1,439,000 in additional subordinated debt.  We have also identified an entity that is interested in providing an additional $700,000 in subordinated debt to us.  We anticipate closing on this additional subordinated debt in the near future which would satisfy the requirements of FNBO.  However, we have not reached a final agreement with respect to this additional subordinated debt financing and we may never close on such additional debt.

We are in the process of finalizing a renewal of our line of credit with FNBO which expires on May 18, 2009.  We anticipate that the line of credit will be renewed for an additional one year period.  We anticipate that the available credit will be reduced from $5,000,000 to $4,000,000.  We anticipate that the line of credit renewal will be completed during the week of May 18, 2009.

We recently completed installation of corn oil extraction equipment which allows us to remove some of the corn oil contained in our distiller’s grains.  This allows us to sell the corn oil separately from the distiller’s grains that we produce.  We used cash from our revolving lines of credit to finance the corn oil extraction equipment.  We are currently marketing the corn oil that we produce through RPMG which is the same entity that markets our ethanol and distiller’s grains.  The production of corn oil presents a new source of revenue for us.  We are continuing to improve the efficiency of our corn oil extraction equipment in order to maximize this additional revenue.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the three months ended March 31, 2009 and 2008:

	March 31, 2009		March 31, 2008
Income Statement Data	Amount	%	Amount	%
Revenues	$20,975,004	100.0	$26,478,012	100.0

Cost of Revenues	$20,936,416	99.8	$14,428,165	54.5

Gross Profit	$38,588	0.2	$12,049,847	45.5

Operating Expenses	$702,462	3.3	$1,101,056	4.2

Income (Loss) from Operations	$(663,874)	(3.2)	$10,948,791	41.4

Other Expense	$(586,146)	(2.8)	$(212,293)	(0.8)

Net Income (Loss)	$(1,250,020)	(6.0)	$10,736,498	40.5

Revenues.  Our total revenues for the three months ended March 31, 2009 decreased by approximately 21% compared to the same period of 2008.  Our ethanol revenue decreased by approximately 31% during the three month period ended March 31, 2009 compared to the same period of 2008.  In real terms, we experienced an approximately $7,479,000 decrease in ethanol revenue for the three months ended March 31, 2009 compared to the same period of 2008.  However, our total distiller’s grains revenue increased by approximately 87% for the three month period ended March 31, 2009 compared to the same period of 2008.  In real terms, this equaled an approximately $1,902,000 increase in distiller’s grains revenue.  This increase in distiller’s grains revenue somewhat offset our decreased ethanol revenues for the first quarter of 2009.

Our ethanol revenue decreased significantly during the three month period ended March 31, 2009 compared to the same period of 2008 as a result of a significant decrease in the average price at which we sold our ethanol during 2009.  We attribute this significant decrease in ethanol sales prices to the world economic slowdown, and the effect this has had on energy prices generally.  The average price we received for our ethanol during the three month period ended March 31, 2009 was approximately $1.44, compared to approximately $2.09 during the same period of 2008.  We experienced ethanol prices that decreased slightly during our first fiscal quarter of 2009, but were relatively stable throughout the quarter.  We anticipate that ethanol prices will remain stable in the near future, with an anticipated increase in ethanol prices should the world economy continue to recover.  We sold approximately 11,616,000 gallons of ethanol during the three month period ended March 31, 2009 compared to approximately 11,560,000 gallons of ethanol during the same period of 2008.  We attribute the lower ethanol sales during the three month period ended March 31, 2008 with equipment problems we experienced during that time period which reduced our ethanol production.

Our total distiller’s grains sales increased to approximately 31,974 dry-equivalent tons of distiller’s grains during the three month period ended March 31, 2009 compared to approximately 30,038 dry-equivalent tons of distiller’s grains we sold during the three month period ended March 31, 2008.  We attribute this increase in distiller’s grains sales with production problems we experienced with our equipment during the three month period ended March 31, 2008 that we have since rectified.

During the three month period ended March 31, 2009, the average price we received for our dried distiller’s grains was approximately $141 per dry-equivalent ton and the average price we received for our modified/wet distiller’s grains was approximately $123 per dry-equivalent ton.  During the three month period ended March 31, 2008, the average price we received for our dried distiller’s grains was approximately $97 per dry-equivalent ton and the average price we received for our modified/wet distiller’s grains was approximately $65 per dry-equivalent ton.  We attribute this significant increase in the average price we received for our distiller’s grains during the three month period ended March 31, 2009 compared to the same period of 2008 with more favorable distiller’s grains sales contracts that we had in place during 2009.  During the three month period ended March 31, 2008, we had several long-term distiller’s grains sales contracts in place at prices that were lower than the market price.  Further, we believe that the market price of corn has been increasing recently which management believes has a positive impact on the market price of distiller’s grains.  However, we anticipate that distiller’s grains prices may continue to be volatile along with changes in commodity prices generally.

During both the three month period ended March 31, 2009 and 2008, we sold approximately 25% of our distiller’s grains in the dried form and approximately 75% of our distiller’s grains in the modified/wet form.  Selling more of our distiller’s grains in the modified/wet form allows us to use less natural gas in the distiller’s grains production process which can reduce our costs, especially during times when natural gas prices are high.  We make determinations with respect to what form of distiller’s grains we will sell based on market conditions and the relationship between natural gas costs and the relative market price of dried distiller’s grains versus modified/wet distiller’s grains.

Cost of Revenues.  We experienced a significant increase in our cost of revenues for the three month period ended March 31, 2009 compared to the same period of 2008.  We attribute this significant increase in cost of revenues primarily with increased corn costs we experienced during the first fiscal quarter of 2009 compared to the same period of 2008.  Our cost per bushel of corn, including costs associated with our risk management activities, was approximately $4.17 per bushel during the three month period ended March 31, 2009 compared to approximately $1.93 per bushel during the comparable period of 2008.  Management attributes the difference in corn costs between the two periods with favorable hedging positions that we had in place during the three month period ended March 31, 2008 compared to the same period of 2009.  Our derivative instrument positions reduced our cost per bushel of corn by approximately $1.55 per bushel for the first fiscal quarter of 2008, while our derivative instrument positions increased our cost per bushel of corn by approximately $0.02 per bushel during the comparable period of 2009.  The hedging gains that we experienced during the three month period ended March 31, 2008 significantly reduced our cost of goods sold during that period.

Certain of our futures, options, and those forward purchase contracts that we entered into prior to January 1, 2008 are subject to mark to market accounting.  This means that the value of the underlying commodity is compared to the value of the derivative instruments on a quarterly basis.  The mark to market valuation method can result in significant volatility in our net income during times when the value of the underlying commodity is volatile.  During the first two fiscal quarters of our 2008 fiscal year, the price of corn increased significantly which resulted in significant unrealized gains on our derivative instruments that took the form of decreases to our cost of revenues.  However, during the second two fiscal quarters of 2009, we experienced corn prices that decreased significantly.  This resulted in significant realized and unrealized losses on our derivative instruments.  These losses on our derivative instruments significantly increased our cost of revenues and decreased our net income.

As of March 31, 2009, we recorded an impairment of approximately $710,000 related to our future corn purchase contracts and our corn inventory.  This was a lower of cost or market adjustment that we made based on estimates of the value of future corn contracts and corn inventory related to the projected selling price of ethanol.  This adjustment increased our corn costs and therefore had a negative impact on our cost of revenues.

We utilized approximately 4,178,000 bushels of corn during the three month period ended March 31, 2009 compared to approximately 4,007,000 bushels of corn during the comparable period of 2008.  We attribute this increase in corn consumption with our increased production of ethanol and distiller’s grains during the first fiscal quarter of 2009 compared to the first fiscal quarter of 2008.  We experienced production problems during our first fiscal quarter of 2008 which resulted in decreased production of ethanol and distiller’s grains during that time period, and as a result, we experienced decreased corn consumption.

Our average natural gas costs were lower during the three month period ended March 31, 2009 compared to the same period of 2008.  Our average natural gas price per MMBTU was approximately $7.90 compared to approximately $8.82 for the comparable period of 2008.  We attribute this decrease in natural gas costs to decreases in energy prices generally which have affected worldwide natural gas prices.

Our natural gas consumption during the three month period ended March 31, 2009 was significantly lower compared to the three month period ended March 31, 2008.  We attribute this decrease in natural gas consumption to producing more of our distiller’s grains in the form of modified/wet distiller’s grains and by using less natural gas in our distiller’s grains dryers during the first fiscal quarter of 2009 compared to the same period of 2008.

General and Administrative Expense.  Our general and administrative expenses decreased significantly during the three month period ended March 31, 2009 compared to the same period of 2008.  We attribute this significant decease to decreased wages and bonuses we paid to our employees as well as decreased environmental compliance costs and business promotions during the first quarter of 2009 compared to the same period of 2008.  Our bonus payments are tied to the financial results of our operations.  Due to current conditions in the ethanol industry, we experienced decreased net income during our 2008 fiscal year which decreased the bonuses we paid to our employees in our first fiscal quarter of 2009.

Other Expense.  Our total other expense for the three month period ended March 31, 2009 increased significantly compared to the same period of 2008, primarily as a result of a reduction in the value of our investment in RPMG, our ethanol marketer, which we recorded during the first fiscal quarter of 2009.  We reduced the value of our investment in RPMG by approximately $387,000.

Changes in Financial Condition for the Three Months Ended March 31, 2009

We experienced a decrease in our current assets at March 31, 2009 compared to December 31, 2008.  We had slightly more cash on hand at March 31, 2009 compared to December 31, 2008.  We experienced an increase in our accounts receivable at March 31, 2009 compared to December 31, 2008, primarily as a result of the timing of the end of our quarter on March 31, 2009 compared to our fiscal year end on December 31, 2008, and the dates when our ethanol and distiller’s grains marketer remits payments to us.  We had an other receivable of approximately $167,000 on December 31, 2008 related to an ethanol producer incentive from the State of South Dakota which was paid during our first fiscal quarter of 2009.  Due to a lack of funds for this program, we do not anticipate receiving any further funds from this program this year.

The value of our inventory was lower at March 31, 2009 compared to December 31, 2008, primarily as a result of a decrease in the value of our raw materials inventory.  The value of our raw materials inventory was lower at March 31, 2009 compared to December 31, 2008 primarily as a result of having a smaller quantity of corn on hand at March 31, 2009 compared to December 31, 2008, somewhat offset by higher corn prices at March 31, 2009 compared to December 31, 2008.  We experienced a decrease in the value of our derivative instruments on March 31, 2009 compared to December 31, 2008, primarily as a result of the maturation of the positions in place at December 31, 2008.  The value of our prepaid expenses was lower on March 31, 2009 compared to December 31, 2008 as a result of insurance premiums we pay in October each year which are amortized over the entire year.

Our net property and equipment was slightly lower at March 31, 2009 compared to December 31, 2008 as a result of the net effect of increases in the value of our property and equipment, offset by our accumulated depreciation.  We completed installation of our corn oil extraction equipment during our first fiscal quarter of 2009 which resulted in an increase in the value of our equipment.

Our other assets were lower at March 31, 2009 compared to December 31, 2008, primarily because we recorded a loss of approximately $387,000 on our investment in RPMG, our ethanol marketer.

We experienced a decrease in our total current liabilities on March 31, 2009 compared to December 31, 2008. We experienced an increase in our checks which were outstanding in excess of our bank balance at March 31,

2009 compared to December 31, 2008.  Amounts drawn on checks in excess of our bank balance are paid from our revolving lines of credit.  We experienced a decrease in our accounts payable of more than $3,000,000 at March 31, 2009 compared to December 31, 2008.  We had higher than usual accounts payable as of December 31, 2008 due to our corn suppliers seeking to defer corn payments until after the end of their taxable years.  As of March 31, 2009, our accounts payable is more in line with what we typically have outstanding.  We also experienced a significant decrease in our accrued liabilities.  The amount of our lower of cost or market adjustment related to our corn future purchases and corn inventory decreased by approximately $2,000,000 at March 31, 2009 compared to December 31, 2008.  Further, as of March 31, 2009, we had $1,393,000 outstanding on our short-term revolving line of credit.  As of December 31, 2008, we had not drawn any funds on our short-term revolving line of credit.  Our current liabilities were higher on March 31, 2009 compared to December 31, 2008 as a result of increased principal payments on our debt financing.

We experienced a significant increase in our long-term liabilities as of March 31, 2009 compared to December 31, 2008, primarily as a result of increases in our long-term notes payable.  At March 31, 2009, we had approximately $9,055,000 outstanding in the form of long-term loans, compared to approximately $5,201,000 at December 31, 2008.  This increase is attributed to cash we utilized from our long-term revolving loan for our continuing operations.  We also had approximately $1,369,000 outstanding in subordinated debt securities as of March 31, 2009 which are included in our long-term liabilities.  We experienced an increase in our other long-term liabilities related to accrued damage to our leased railcars.  We anticipate being required to repair damage to certain railcars that we are leasing when the leases expire in 2010.  We are including this anticipated cost as a long-term liability on our balance sheet.

Liquidity and Capital Resources

During the end of our 2008 fiscal year and the beginning of our current fiscal year, we have been working to solidify our liquidity as a result of the extremely difficult conditions we have been experiencing in the ethanol industry.  Along with commodity prices generally, ethanol prices have recently decreased significantly.  These prices have resulted in tight operating margins and net losses for us in recently quarters.  We anticipate that we will continue to endure tight operating margins for the remaining quarters of our 2009 fiscal year and that we may experience net losses in the fourth quarter of our 2009 fiscal year.  We anticipate experiencing net losses during the fourth quarter of our 2009 fiscal year as a result of certain corn purchase contracts that we entered into that are currently priced above the market price of corn compared to anticipated ethanol and distiller’s grains prices during the fourth quarter of 2009.

We have been working to secure additional financing in order to solidify our capital resources and liquidity.  In January 2009, we secured additional short-term debt financing through an increase in our line of credit with our primary lender, First National Bank of Omaha.  In addition, we have been working to secure additional debt financing through our private debt offering.  As of May 15, 2009, we have raised $1,439,000 in subordinated debt through this offering.  We have also been working to secure additional subordinated financing for our corn oil extraction equipment.  We have received $1.2 million in financing for our corn oil extraction equipment and we anticipate that we will soon close on an additional $700,000 in subordinated debt financing.  We anticipate that our revolving line of credit will be renewed with a lower credit limit of $4,000,000 in the near future.  We anticipate continuing to secure additional debt financing as necessary to continue our operations.

Based on current financial forecasts performed by management, we anticipate that we will have sufficient cash from our current credit facilities, our current subordinated debt, our corn oil equipment financing, and cash from our operations to continue to operate the ethanol plant for the next 12 months.

Part of the current unprofitable operation of the ethanol plant is due to increased raw material costs we have experienced as a result of our risk management activities.  These higher costs are related to forward raw material purchases that we made above current market rates.  Due to current ethanol prices, and these higher raw material costs, we have experienced negative operating margins.  However, we have adjusted our hedging strategy in order to more closely match our raw material costs with current ethanol prices.  We believe that ethanol prices follow commodity prices generally, including corn and natural prices.  Therefore, we anticipate that if we price our raw materials, including corn and natural gas, closely in time to our ethanol sales, we will be able to maintain a positive operating margin and maintain our liquidity.  However, should ethanol prices cease moving in relation to corn and natural gas prices, we could again experience negative operating margins, especially if the price of corn increases at a time when ethanol prices are falling.  This could cause us to operate unprofitably and negatively impact our liquidity.

Our management believes it has taken the steps necessary in order to maintain our liquidity for the next 12 months and to provide sufficient working capital to continue our operations.  We anticipate continuing to secure additional short term debt financing as necessary in order to provide more available cash for our operations and contingencies.

The following table shows cash flows for the three months ended March 31, 2009 and 2008:

	Three months Ended March 31,
	2009	2008
Net cash provided by (used for) operating activities	$(4,869,092)	$1,649,579
Net cash used for investing activities	$(716,085)	$(617,875)
Net cash provided by (used for) financing activities	$5,627,183	$(425,819)

Cash Flow From Operations.  The decrease in net cash flow from operating activities between the three month periods ended March 31, 2009 and 2008 was primarily due to a significant decrease in our net income for the three months ended March 31, 2009.  We experienced a significant decrease in our accounts payable and accrued liabilities during the three month period ended March 31, 2009 which had a negative impact on our net cash from our operating activities.  We used cash to make payments to our creditors which decreased our accounts payable.  These decreases were greater during the three month period ended March 31, 2009 compared to the same period of 2008.  However, we did not experience the same degree of change in our net cash from operating activities related to our derivative financial instruments and due from broker during the three month period ended March 31, 2009 compared to the same period of 2008.  We attribute this to the fact that we changed our risk management strategy in a way that limits its effect on our net income.  Going forward we anticipate taking fewer long hedge positions and not entering into as many fixed cost long-term raw material purchases.

Cash Flow From Investing Activities.  We used more cash for investing activities during the three month period ended March 31, 2009 compared to the same period of 2008, primarily as a result of our corn oil extraction equipment project.  During the three month period ended March 31, 2008, we used cash for payments we made for our grain bin construction project which was completed near the end of our 2007 fiscal year.  We also used cash for investing activities for the three month period ended March 31, 2008 related to capital contribution payments we made to RPMG, our ethanol and distiller’s grains marketer.  When we became an owner of RPMG, we elected to contribute a portion of our ethanol sales revenue as our capital contribution to RPMG.  We did not make any capital contribution payments to RPMG during the three month period ended March 31, 2009.

Cash Flow From Financing Activities.  We experienced a significant increase in our net cash provided by financing activities during the three month period ended March 31, 2009 compared to the same period of 2008.  The significant increase in cash provided by financing activities was primarily the result of increased borrowing on our short and long-term debt sources during the three month period ended March 31, 2009.  Conversely, we did not draw any funds on our short or long-term debt sources during the three month period ended March 31, 2008.

Indebtedness

First National Bank of Omaha (FNBO) is our primary lender.  We have three loans outstanding with FNBO pursuant to a Construction Loan Agreement and Construction Note dated September 25, 2000 and amendments thereto.  In addition, we entered into subordinated unsecured debt with various individuals following the end of our 2008 fiscal year for additional working capital.  Our subordinated debt offering is being used to meet FNBO’s requirement that we raise an additional $2,000,000 in subordinated debt.  We have also secured $1.2 million in debt financing for our corn oil extraction equipment.  We anticipate closing on this $1.2 million in financing during the week of May 18, 2009.  The details of each type of debt that we have outstanding are described below.

Short-Term Debt Sources

We have a revolving promissory note with FNBO.  On January 16, 2009, we increased the principal amount of this revolving promissory note from $3,000,000 to $5,000,000.  The maturity date of the revolving promissory note is May 18, 2009.  We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 2% higher than FNBO’s base rate.  FNBO’s base rate on January 16, 2009 was 3.25%.  The revolving promissory note is subject to a minimum interest rate of 5% per year.  Interest on the revolving promissory note is paid quarterly.  We are required to pay a quarterly fee of fifty basis points on the unused portion of the revolving promissory note.  The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventories.  As of March 31, 2009, we had $1,393,000 outstanding on our revolving promissory note and $3,607,000 available to be drawn on our revolving promissory note.

We are in the process of negotiating a renewal of our revolving promissory note which expires on May 18, 2009.  We anticipate that the revolving promissory note will be renewed for an additional one year term with a smaller amount of funds available.  We anticipate that the new credit limit on our revolving promissory note will be $4,000,000.  This is a decrease from the $5,000,000 limit that was approved by FNBO in January 2009.  However, this is higher than the $3,000,000 limit we have traditionally had available through this line of credit.

Long-Term Debt Sources

We have one long-term note that was used for the permanent financing of the ethanol plant.  We are subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements pursuant to the loan agreement.  The term note is secured by the ethanol plant.  The note is subject to prepayment penalties based on the cost incurred by FNBO to break its fixed interest rate commitment.

The balance of the term note requires quarterly payments which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on the outstanding principal balances accrues at a fixed rate of 9% annually.  The principal balance due pursuant to the note as of March 31, 2009 was $4,345,953.

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

Interest accrues on Term Note 5 at a variable interest rate of 0.5% above FNBO’s base rate.  This interest rate is subject to reductions based on ratios of our total indebtedness to our net worth.  Term Note 5 is subject to a minimum interest rate of 5% per year.  We are required to pay a quarterly fee of thirty-seven basis points on the unused portion of Term Note 5.  On March 31, 2009, we had $5,000,000 outstanding and $0 available to be drawn on this loan.

We also have a long-term debt obligation related to our purchase of an additional 135 acres of land pursuant to a land purchase contract.  The total cost of this additional land was $550,000.   As of March 31, 2009, we had $450,000 remaining to be paid pursuant to this land purchase contract.

We have a long-term debt obligation on a portion of a $1,323,000 tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The portion for which we are obligated is estimated at $358,917. The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which we were the recipient of the proceeds.  In 2003, Lake County became aware that the taxes collected from the property on which the plant was located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and a change in interest rates during December 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, we entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on our property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, our obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which our plant is located.   The interest rate on the bonds is 7.75% annually.  The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was $1,033,006 as of March 31, 2009.

Credit Agreement Restatement

Our primary lender, FNBO, has indicated that we will have to restate our credit agreement due to the numerous amendments to this agreement that we have executed over the life of our loans. We do not anticipate that any of the terms of our credit agreement will change, but all of the terms of the various amendments will be included in the restated credit agreement. We anticipate executing the restated credit agreement in the next 30 days.

Subordinated Debt

We are in the process of conducting a private placement offering of subordinated unsecured debt securities in order to comply with the conditions FNBO imposed in exchange for granting us a waiver of certain loan covenant non-compliances.  The debt securities that we are offering will not be registered with the Securities and Exchange Commission.  Therefore, the debt securities may not be offered or sold without an exemption from the registration requirements of applicable securities laws.  We are offering the debt securities only to a limited number of accredited investors in order to comply with applicable SEC regulations.  As of May 15, 2009, we have raised $1,439,000 in subordinated debt through this offering.  Our deadline to raise this $2,000,000 in subordinated debt is May 18, 2009.  We have identified an entity that is interested in providing us with an additional $700,000 in subordinated debt, and as a result, we anticipate that we will be able to raise the entire $2,000,000 in subordinated debt required by FNBO.  However, we have not reached any definitive agreement regarding this $700,000 in subordinated debt and we may never be able to close on this subordinated debt.

Covenants

Prior to the end of our first fiscal quarter of 2009 on March 31, 2009, we anticipated that we would be out of compliance with two of our financial loan covenants with FNBO.  The loan covenants that we anticipated being out of compliance with were our debt service coverage ratio and our working capital covenants.  As a result, we entered into an amendment to our credit agreement with FNBO at the end of March 2009 in order to secure a waiver of these loan covenant compliance issues.  Specifically, FNBO waived our non-compliance with our debt service coverage ratio and our working capital covenants as of March 31, 2009.  In addition, FNBO changed the manner in which we calculate our debt service coverage ratio until December 31, 2009 to avoid projected future non-compliance with our debt service coverage ratio covenant.  FNBO also extended our deadline for raising the additional $2,000,000 in subordinated debt to May 18, 2009.  We were still required to secure alternative financing for our corn oil extraction equipment by April 30, 2009.

We were not able to secure the alternate financing for our corn oil extraction equipment by April 30, 2009 as we had agreed with FNBO.  However, subsequent to April 30, 2009, we have secured $1 million in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC).  We anticipate closing on this additional financing during the week of May 18, 2009.  FNBO has agreed that the $1.2 million in additional financing we secured for our corn oil extraction equipment was sufficient to satisfy this requirement in our amended credit agreements.  We agreed to pay 4.70% interest on the $1,000,000 loan from REED and 5.5% interest on the FDDC loan.  Both loans are amortized over a period of five years.

In addition, we have identified an entity that is interested in providing us with $700,000 in subordinated debt.  This additional subordinated debt will be sufficient to exceed the $2,000,000 in subordinated debt that FNBO has required us to raise by May 18, 2009.  While we do not anticipate that we will be able to close on this additional subordinated debt by May 18, 2009, we anticipate that the closing will occur shortly after this deadline.  We have been in discussions with FNBO which finds our actions in attempting to secure the additional subordinated debt that is required to be acceptable.  However, we may never be able to secure such additional subordinated debt which could result in a default under our credit agreement with FNBO.

If we fail to comply with the terms of our credit agreement with FNBO, and FNBO refuses to waive the non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans.  We do not anticipate having sufficient cash to immediately repay these loans.  This may result in FNBO seeking to foreclose on our ethanol plant.

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

As part of its trading activity, we use futures and option contracts offered through regulated commodity exchanges to reduce our risk.  We are exposed to risk of loss in the market value of inventories. To reduce that risk, we generally take positions using cash and futures contracts and options.

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

We recorded a lower of cost or market impairment adjustment related to our inventory as of March 31, 2009.  The lower of cost or market adjustment represented a reduction to assets of approximately $414,000.  We recorded a lower of cost or market impairment adjustment related to our future corn purchase contracts as of March 31, 2009.  The lower of cost or market adjustment represented a liability of approximately $670,000.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and long-term line of credit which bear variable interest rates.  As of March 31, 2009, we had $6,393,000 outstanding in variable interest rate loans.  The specifics of these loans are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $68,000 related to derivative instruments for the quarter ended March 31, 2009.  We recorded a decrease to cost of revenue of approximately $6,269,000 related to derivative instruments for the quarter ended March 31, 2008.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of March 31, 2009, we had price protection for approximately 17% of our expected corn usage for the next twelve months using CBOT futures and options and over-the-counter option contracts.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of March 31, 2009, we are committed to purchasing approximately 406,000 MMBTU’s of natural gas during our 2009 fiscal year, valued at approximately $2,257,000.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The following table presents the fair value of our derivative instruments as of March 31, 2009 and December 31, 2008 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
March 31, 2009	$16,244,061	$1,624,406
December 31, 2008	$21,607,078	$2,160,708

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

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

For the fiscal quarter ended March 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments have occurred in the three month period ended March 31, 2009.

ITEM 1A.  RISK FACTORS.

The following Risk Factors are provided due to material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K.  The Risk Factors set forth below should be read in conjunction with the Risk Factors section and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K.

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans which may result in our liquidation.  In exchange for waivers of our non-compliance with certain of our loan covenants, First National Bank of Omaha (FNBO) has required us to raise additional subordinated financing.  Specifically, we agreed to secure subordinated debt financing for our corn oil extraction equipment by April 30, 2009 and secure an additional $2,000,000 in subordinated debt through a debt offering we are conducting by May 18, 2009.  We were not able to secure additional financing for our corn oil extraction equipment by the April 30, 2009 deadline, however, we subsequently raised a portion of the required corn oil equipment financing which FNBO indicated was sufficient to satisfy this requirement.  We anticipate closing on this financing for our corn oil equipment during the week of May 18, 2009.  Further, we have raised $1,439,000 in subordinated debt financing and we have identified an entity which is interested in providing an additional $700,000 in subordinated debt financing.  If we receive this additional $700,000 in subordinated debt financing, we will have raised more than the $2,000,000 in subordinated debt required by FNBO.  However, we do not anticipate being able to close on this additional subordinated debt financing by May 18, 2009.  We have been in discussions with FNBO which finds our actions in attempting to secure the additional subordinated debt that is required to be acceptable.  However, we may not be able to close on this additional subordinated debt financing.  If we violate the terms of our loan, FNBO could deem us in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may have to liquidate or reorganize under Chapter 11 bankruptcy protection which could decrease or eliminate the value of our units.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
10.1	Employment Agreement between Scott Mundt and Dakota Ethanol, L.L.C. dated April 1, 2009	X

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	May 15, 2009	/s/ Scott Mundt
Scott Mundt
Chief Executive Officer

Date:	May 15, 2009	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer