Form 10-Q
period 2009-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2009-08-12
CIK 1156174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009.

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission File Number: 000-50254

LAKE AREA CORN PROCESSORS, LLC

(Exact name of registrant as specified in its charter)

South Dakota	46-0460790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46269 SD Highway 34

P.O. Box 100

Wentworth, South Dakota 57075

(Address of principal executive offices)

(605) 483-2679

(Registrant’s telephone number, including area code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer☒	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of August 12, 2009, there were 29,620,000 units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2009	2008*

ASSETS

CURRENT ASSETS
Cash	$322,588	$488,517
Accounts receivable	4,266,639	2,769,458
Other receivables	83,333	166,667
Inventory	6,742,647	6,526,977
Due from broker	435,473	60
Derivative financial instruments	433,534	373,313
Prepaid expenses	140,042	289,444

Total current assets	12,424,256	10,614,436

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	40,768,265	38,882,582
Construction in progress	—	1,256,194
	52,198,573	51,569,084
Less accumulated depreciation	(18,387,144)	(17,037,417)

Net property and equipment	33,811,429	34,531,667

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	2,221,334	2,507,074
Guarantee premium	116,843	141,263
Other	9,825	16,242

Total other assets	12,743,768	13,060,345

	$58,979,453	$58,206,448

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2009	2008*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$1,426,223	$400,918
Accounts payable	3,493,719	7,858,935
Accrued liabilities	1,115,228	3,199,234
Derivative financial instruments	892,912	97,912
Short-term notes payable	1,745,991	—
Current portion of guarantee payable	74,814	60,678
Current portion of notes payable	2,373,487	2,065,357

Total current liabilities	11,122,374	13,683,034

LONG-TERM LIABILITIES
Notes payable, net of current maturities	9,560,480	5,201,498
Guarantee payable, net of current portion	200,278	200,278
Other	304,550	262,500

Total long-term liabilities	10,065,308	5,664,276

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	22,885,371	23,952,738

Total members’ equity	37,791,771	38,859,138

	$58,979,453	$58,206,448

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUES	$22,487,000	$29,916,456	$43,462,005	$56,394,467

COST OF REVENUES	21,456,600	18,273,259	42,393,017	32,701,421

GROSS PROFIT	1,030,400	11,643,197	1,068,988	23,693,046

OPERATING EXPENSES	747,143	988,648	1,449,604	2,089,706

INCOME (LOSS) FROM OPERATIONS	283,257	10,654,549	(380,616)	21,603,340

OTHER INCOME (EXPENSE)
Interest and other income	11,929	16,039	16,496	24,554
Equity in net income(loss) of investment	101,662	—	(285,741)	—
Interest and other expense	(214,195)	(168,267)	(417,506)	(389,075)
Total other income (expense)	(100,604)	(152,228)	(686,751)	(364,521)

NET INCOME (LOSS)	$182,653	$10,502,321	$(1,067,367)	$21,238,819

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.01	$0.35	$(0.04)	$0.72

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$0.05	$—	$0.05

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$(1,067,367)	$21,238,819
Changes to income not affecting cash
Depreciation and amortization	1,380,566	1,395,125
Equity in net (income) loss of investments	285,741	—
Unrealized loss on purchase commitments	614,744	—
Lower of cost or market adjustment on inventory	412,357	—
(Increase) decrease in
Receivables	(1,413,847)	(809,574)
Inventory	(628,027)	(2,468,219)
Prepaid expenses	149,401	146,223
Derivative financial instruments and due from broker	299,365	(14,731,992)
Increase (decrease) in
Accounts payable	(3,961,375)	(2,352,690)
Accrued liabilities	(2,656,700)	(37,794)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,585,142)	2,379,898

INVESTING ACTIVITIES
Purchase of property and equipment	(1,033,330)	(612,588)
Purchase of investment	—	(135,556)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,033,330)	(748,144)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	1,025,305	—
Short-term notes payable issued	4,745,991	1,686,000
Long-term notes payable issued	2,639,000	—
Principal payments on long-term notes payable	(957,753)	(847,166)
Distributions paid to LACP members	—	(1,481,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,452,543	(642,166)

NET INCREASE (DECREASE) IN CASH	(165,929)	989,588

CASH AT BEGINNING OF PERIOD	488,517	361,122

CASH AT END OF PERIOD	$322,588	$1,350,710

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$325,179	$390,821

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2009 AND 2008

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the six and three months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2008, contained in the annual report on Form 10-K for 2008.

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

Shipping costs incurred in the sale of distiller’s grains are classified in net revenues.  Shipping costs on distiller’s grains were approximately $482,000 and $221,000 for the six and three months ended June 30, 2009, respectively.  Shipping costs on distiller’s grains were approximately $978,000 and $539,000 for the six and three months ended June 30, 2008, respectively.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2009 AND 2008

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

Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.  Effective January 1, 2008, we apply the normal purchase and sales exemption under SFAS No. 133 for forward purchases of corn and sales of distiller’s grains.  Transactions initiated prior to January 1, 2008 are not exempted from the accounting and reporting requirements of SFAS No. 133.  As of June 30, 2009, we are committed to purchasing 4.1 million bushels of corn on a forward contract basis with an average price of $4.33 per bushel, of which 1.4 million bushels are subject to SFAS No. 133 and 2.7 million bushels are accounted for as normal purchases under SFAS 133, and accordingly, are not marked to market and are accounted for using lower of cost or market accounting.

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At June 30, 2009, we are committed to purchasing 240,000 MMBtu’s of natural gas in advance at prices other than at market.  We account for these transactions as normal purchases under SFAS 133, and accordingly, do not mark these transactions to market.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2009 AND 2008

As part of our trading activity, we use futures and option contracts offered through regulated commodity exchanges to reduce risk and we are exposed to risk of loss in the market value of inventories. To reduce that risk, we generally take positions using forward and futures contracts and options.

Derivatives not designated as hedging instruments under SFAS 133 at June 30, 2009 and December 31, 2008 were as follows:

	Balance Sheet	June 30,	December 31,
	Classification	2009	2008

Futures and options contracts	Current Assets	$433,534	$373,313
Forward contracts	(Current Liabilities)	$(892,912)	$(97,912)

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Operations	Three Months Ended June 30,
	Classification	2009	2008
Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$538,876	$1,456,904
Forward contracts	Cost of Revenues	$(761,883)	$3,334,959

	Statement of Operations	Six Months Ended June 30,
	Classification	2009	2008
Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$480,460	$1,430,463
Forward contracts	Cost of Revenues	$(770,625)	$9,630,554

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

Dakota Ethanol has a less than 20% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s March 31, 2009 unaudited results.  The carrying amount of the Company’s investment was approximately $1,227,000 and $1,513,000 as of June 30, 2009 and December 31, 2008, respectively.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2009 AND 2008

Dakota Ethanol has a less than 20% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s March 31, 2009 unaudited results.  The carrying amount of the Company’s investment was approximately $994,000 as of June 30, 2009 and December 31, 2008.

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

Risks and Uncertainties

The current U.S. recession has reduced the nation’s demand for energy.  The recent bankruptcy filing of one of the industry’s major producers has resulted in great economic uncertainty about the viability of ethanol.  The ethanol boom of recent years has spurred overcapacity in the industry and production capacity is currently exceeding the RFS mandates.  The average national ethanol spot market price has plunged over 30% since May 2008.  The drop in crude oil prices from a record $150 a barrel to its recent price of less than $70 a barrel has resulted in the price of reformulated gasoline blendstock for oxygen blending (RBOB) dropping below $1 per gallon in December 2008.  With ethanol spot prices exceeding RBOB prices the economic incentives for blenders to continue using ethanol has become less advantageous.  This could result in a significant reduction in the demand for ethanol.  As such, the Company may need to evaluate whether crush margins will be sufficient to operate the plant and generate enough debt service.  In the event crush margins become negative for an extended period of time, the Company may be required to reduce capacity or shut down the plant.  The Company will continue to evaluate crush margins on a regular basis and may reduce capacity or shut down depending on the economic conditions at the time.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009.  The Company adopted FSP FAS 107-1 and APB 28-1 effective for the quarter ending June 30, 2009.  The adoption did not have an impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company adopted this statement for the quarter ending June 30, 2009.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2009 AND 2008

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38—76.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

NOTE 3 -         INVENTORY

Inventory consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008*

Raw materials	$3,931,012	$3,937,873
Finished goods	1,110,976	825,878
Work in process	526,601	591,870
Parts inventory	1,174,058	1,171,356
	$6,742,647	$6,526,977

* Derived from audited financial statements

Included in inventory is a lower of cost or market adjustment of approximately $412,000 and $1,139,000 at June 30, 2009 and December 31, 2008 respectively.

NOTE 4 -         SHORT-TERM NOTES PAYABLE

On June 18, 2009, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $4,000,000.  The note expires on May 17, 2010 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at adjustable basis points above the lender’s base rate (5.25 percent at June 30, 2009). There is a commitment fee of 3/8 percent on the unused portion of the $4,000,000 availability. The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On June 30, 2009, Dakota Ethanol had approximately $1,746,000 outstanding and $2,254,000 available to be drawn on the revolving promissory note.  On December 31, 2008, Dakota Ethanol had $0 outstanding and $3,000,000 available to be drawn on the revolving promissory note.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2009 AND 2008

extraction equipment by April 30, 2009.  In addition, we agreed not to make any distributions to our members without FNBO’s prior approval.

In order to comply with the conditions FNBO imposed regarding raising additional subordinated debt financing, we conducted a private placement offering of subordinated unsecured debt securities which closed on May 30, 2009.  The securities mature two years from the date of issuance.  Interest on the outstanding balances will accrue at a fixed rate of 9 percent.  Interest will be paid annually on January 30th of each year beginning on January 30, 2010.  As of June 30, 2009, we have raised $1,439,000 in subordinated debt through this offering.

On May 22, 2009, Dakota Ethanol entered into two loan agreements for alternative financing for our corn oil extraction equipment as we had agreed with FNBO; one loan with Rural Electric Economic Development, Inc (REED) and the other loan with First District Development Company (FDDC).

The note to REED for $1 million has a fixed interest rate of 4.7%.  The note requires monthly installments of principal and interest and matures on May 25, 2014.  The note is secured by the oil extraction equipment.

The note to FDDC for $200,000 has a fixed interest rate of 5.5%.  The note requires monthly installments of principal and interest and matures on May 22, 2014.  The note is secured by the oil extraction equipment.

FNBO has agreed that the $1.2 million in additional financing we have secured for the corn oil extraction equipment is sufficient to satisfy the requirement in our amended credit agreements.

As of June 30, 2009, we have raised $1,439,000 in subordinated debt through this offering and had secured an additional $700,000 which closed on July 24, 2009.  FNBO has agreed that the $2.1 million in additional subordinated financing we have secured is sufficient to satisfy the requirement in our amended credit agreements.

We are in compliance with our financial covenants as of June 30, 2009.

The balances of the notes payable are as follows:

	June 30,	December 31,
	2009	2008*

Note payable to First National Bank of Omaha
Term Note 2	$3,862,165	$4,816,855
Term Note 5	5,000,000	2,000,000
Note payable - Land	450,000	450,000
Note payable - Subordinated notes	1,439,000	—
Note payable - REED	985,705	—
Note payable - FDDC	197,097	—
	11,933,967	7,266,855

Less current portion	(2,373,487)	(2,065,357)

	$9,560,480	$5,201,498

* Derived from audited financial statements

The interest rate on the outstanding principal balances of term note 5 was 5.0 percent at June 30, 2009.

Minimum principal payments for the next five years are estimated as follows:

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2009 AND 2008

Twelve Months Ending June 30,	Amount

2010	$2,373,487
2011	3,600,012
2012	5,352,877
2013	364,757
2014	242,834

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$433,534	$433,534	$—	$—

Liabilities:
Derivative financial instruments	892,912	—	892,912	—

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2009 AND 2008

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2009.

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

The carrying amount of long-term obligations at June 30, 2009 of $12,194,923 had an estimated fair value of approximately $12,309,137 based on estimated interest rates for comparable debt.  The carrying amount and fair value were $7,527,811 and $7,700,926 respectively at December 31, 2008.

The Company believes the carrying amount of the short-term note payable at June 30, 2009 approximates fair value due to the short maturity of the instrument.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2009 AND 2008

Sales and marketing fees related to the agreements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sales ethanol	$18,381,116	$26,167,626	$35,053,846	$50,319,836
Sales distiller’s grains	1,322,406	—	2,437,293	—

Marketing fees ethanol	53,525	44,132	105,795	90,371
Marketing fees distillers grains	26,218	—	43,496	—

	June 30,	December 31,
	2009	2008

Amounts due included in accounts receivable	$3,585,325	$2,049,739

NOTE 9 -         SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 12, 2009.  Through that date, the events requiring  disclosure are as follows:

Subordinated Debt - On July 24th, we issued an additional $700,000 in subordinated secured debt to Guardian Eagle Investments, LLC.  The note has a fixed interest rate of 9.0%.  The note requires monthly installments of principal and interest and matures in April 2012.

Corn Oil Agreement - On August 11, 2009, we executed a corn oil marketing agreement with RPMG, Inc.  Pursuant to the agreement, RPMG agreed to market all of the corn oil we expect to produce.  The initial term of the agreement is for one year.  The agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed.  We agreed to pay RPMG a commission based on each pound of  our corn oil that is sold by RPMG.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2009, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K.

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

Our revenues are derived from the sale and distribution of our ethanol, distillers grains and corn oil.  The ethanol plant currently operates in excess of its nameplate capacity, producing approximately 47 million gallons of ethanol per year.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market.

As of the end of our 2008 fiscal year and the end of the first quarter of our 2009 fiscal year, we were not in compliance with all of the covenants contained in our credit agreements with First National Bank of Omaha (FNBO), our primary lender.  As a result, we entered into two amendments to our credit agreements with FNBO and took various steps required by FNBO to address these covenant non-compliance issues.  As of June 30, 2009, we were in compliance with all of the covenants contained in our credit agreements and we have satisfied all of FNBO’s requirements as a result of our previous non-compliance.  The steps that we took to comply with FNBO’s requirements are described in more detail below in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

We recently completed installation of corn oil extraction equipment which allows us to remove some of the corn oil contained in our distiller’s grains.  This allows us to sell the corn oil separately from the distiller’s grains that we produce.  We used cash from our revolving lines of credit to finance the corn oil extraction equipment.  We recently secured $1.2 million in subordinated financing to offset the cost of installing the corn oil extraction equipment.

On August 11, 2009, we executed a corn oil marketing agreement with RPMG, Inc., which is the same entity that markets our ethanol and distiller’s grains.  Pursuant to the agreement, RPMG agreed to market all of the corn oil we expect to produce.  The initial term of the agreement is for one year.  The agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed.  We agreed to pay RPMG a commission based on each pound of  our corn oil that is sold by RPMG.

The production of corn oil presents a new source of revenue for us.  We are continuing to improve the efficiency of our corn oil extraction equipment in order to maximize this additional revenue.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the three months ended June 30, 2009 and 2008:

	June 30, 2009		June 30, 2008
Income Statement Data	Amount	%	Amount	%
Revenues	$22,487,000	100.0	$29,916,456	100.0

Cost of Revenues	$21,456,600	95.4	$18,273,259	61.1

Gross Profit	$1,030,400	4.6	$11,643,197	38.9

Operating Expenses	$747,143	3.3	$988,648	3.3

Income from Operations	$283,257	1.3	$10,654,549	35.6

Other Expense	$(100,604)	(0.5)	$(152,228)	(0.5)

Net Income	$182,653	0.8	$10,502,321	35.1

Revenues.  Our total revenues for the three months ended June 30, 2009 decreased by approximately 25% compared to the same period of 2008.  Our ethanol revenue decreased by approximately 30% during the three month period ended June 30, 2009 compared to the same period of 2008, which in real terms equaled a decrease of approximately $7,787,000.  However, our total distiller’s grains revenue increased by approximately 5% for the three month period ended June 30, 2009 compared to the same period of 2008.  In real terms, this equaled an approximately $166,000 increase in total distiller’s grains revenue.  We also experienced an increase in our other revenues, including our corn oil sales, of approximately $191,000 for the three month period ended June 30, 2009 compared to the same period of 2008.

Our decreased ethanol revenue was primarily the result of a significant decrease in the average price at which we sold our ethanol during the three month period ended June 30, 2009 compared to the same period of 2008.  We attribute this decrease in our average ethanol sales price with decreases in commodity prices generally, including decreased energy prices.  We anticipate that the average price we receive for our ethanol is comparable to what is received by other producers in our industry.  The average price we received for our ethanol during the three month period ended June 30, 2009 was approximately $1.55 per gallon, compared to approximately $2.37 per gallon during the same period of 2008, an approximately 35% decrease.  This decrease mirrors the decrease experienced in gasoline prices during the same time period.  However, ethanol prices have recently been increasing after decreasing through June and the beginning of July 2009.  We anticipate that ethanol prices will remain lower in the near future, with an anticipated increase in ethanol prices should the world economy continue to recover.  Management believes that soft world demand for gasoline has a negative impact on demand for ethanol, since ethanol is primarily blended with conventional gasoline.  However, we anticipate that during the summer months, when gasoline demand typically increases, we will experience more favorable ethanol demand which may include increases in ethanol prices.

Management believes that the ethanol industry must continue to grow demand for ethanol in order to maintain profitability in the industry.  Management believes that there is currently excess ethanol supply capacity which has resulted in lower ethanol prices.  This has caused some ethanol producers to reduce production or cease production altogether.  Further, ethanol demand may be capped due to what is commonly referred to as the “blending wall.”  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many believe that the ethanol industry will reach this blending wall in 2009 or 2010.  Without an expansion of the percentage of ethanol that is blended for use in conventional automobiles, or increased demand for higher ethanol blends such as E85, demand for ethanol may not exceed this 13.5 billion gallon limit.

We somewhat offset the decrease in ethanol revenue related to our decreased average ethanol sales prices with an increase in the total number of gallons of ethanol we sold during our second quarter of 2009.  We sold approximately 11,894,000 gallons of ethanol during the three month period ended June 30, 2009 compared to approximately 11,033,000 gallons of ethanol during the comparable period of 2008, an increase of approximately 8%.  We attribute the lower ethanol sales during the three month period ended June 30, 2008 with equipment problems we experienced during that time period which reduced our ethanol production.  We have since rectified these equipment issues and the ethanol plant is currently operating at its full capacity.

Our total distiller’s grains sales increased to approximately 33,016 dry-equivalent tons of distiller’s grains during the three month period ended June 30, 2009 compared to approximately 30,016 dry-equivalent tons of distiller’s grains we sold during the three month period ended June 30, 2008, an increase of approximately 10%.  We attribute this increase in distiller’s grains sales with increased ethanol and distiller’s grains production during 2009.

During the three month period ended June 30, 2009, the average price we received for our dried distiller’s grains was approximately $120 per dry-equivalent ton and the average price we received for our modified/wet distiller’s grains was approximately $111 per dry-equivalent ton.  By comparison, during the three month period ended June 30, 2008, the average price we received for our dried distiller’s grains was approximately $82 per dry-equivalent ton and the average price we received for our modified/wet distiller’s grains was approximately $133 per dry-equivalent ton.  We experienced comparatively lower distiller’s grains pricing during the three month period ended June 30, 2008 as a result of long-term distiller’s grains sales contracts that we had in place in 2008 which were lower than the market price at that time.  However, we have experienced decreasing distiller’s grains prices during 2009 as a result of falling corn and soybean meal prices.  This trend is continuing and has negatively impacted our recent distiller’s grains sales prices.  We anticipate that distiller’s grains sales prices will continue to change in relation to changes in corn and soybean meal prices.

During the three month period ended June 30, 2009, we sold approximately 33% of our total distiller’s grains in the dried form and approximately 67% in the modified/wet form.  Comparatively, during the three month period ended June 30, 2008, we sold approximately 26% of our total distiller’s grains in the dried form compared to approximately 74% in the modified/wet form.  We attribute this increase in our dried distiller’s grains sales during the three month period ended June 30, 2009 compared to the same period of 2008 with softer demand for modified/wet distiller’s grains in our local market.  If we are unable to sell our distiller’s grains locally in the modified/wet form, we must sell more distiller’s grains in the dried form outside of our local market.  We make determinations with respect to what form of distiller’s grains we will sell based on market conditions and the relationship between natural gas costs and the relative market price of dried distiller’s grains versus modified/wet distiller’s grains.  However, due to current low natural gas costs, dried distiller’s grains are relatively less expensive to produce than they have been in previous years.

During the three month period ended June 30, 2009, we were engaged in the sale of corn oil which was extracted from our distiller’s grains.  The addition of corn oil sales provided revenue of approximately $152,000 for the three month period ended June 30, 2009.  We did not have any corn oil sales during the comparable period of 2008.

Cost of Revenues.  We experienced a significant increase in our total cost of revenues for the three month period ended June 30, 2009 compared to the same period of 2008.  Our two primary costs of producing ethanol and distiller’s grains are corn costs and natural gas costs.  During the three month period ended June 30, 2009, our total corn costs were approximately 54% higher than the comparable period of 2008.  In real terms, our total corn costs were approximately $5,833,000 higher for the second quarter of 2009 compared to the same period of 2008.  However, our total natural gas costs decreased by approximately 51%, or a total of approximately $1,666,000, for the second quarter of 2009 compared to the same period of 2008.

We attribute the increase in our total corn costs for the three month period ended June 30, 2009 compared to the same period of 2008 with a combination of increased corn costs per bushel during 2009 along with an increase in corn consumption during 2009.  We experienced an increase in our total cost per bushel of corn during the three month period ended June 30, 2009 of approximately 37% or $1.07 per bushel.  We attribute the increase in corn costs per bushel for the three month period ended June 30, 2009 with favorable risk management positions that we had in place during 2008 which reduced our corn costs per bushel during that period of time.  Further, corn prices peaked during June of 2008.  In response to increasing corn prices at that time, we entered into a significant amount of fixed price forward purchase contracts, some of which were delivered during the three month period ended June

30, 2009, which were for prices higher than the current market price of corn.  This resulted in us using corn during our second fiscal quarter of 2009 which was more expensive than the spot market prices.  In addition, we increased our corn consumption during the three month period ended June 30, 2009 by approximately 12% or 446,000 bushels.  We attribute this increase in corn consumption with increased production of ethanol and distiller’s grains by the ethanol plant during the three month period ended June 30, 2009 compared to the same period of 2008.

As energy prices in general have decreased, we have experienced a significant decrease in our natural gas costs.  Natural gas prices tend to change in relation to energy prices generally.  However, management believes that in addition to decreased energy demand as a result of the continuing worldwide economic slowdown, new natural gas reserves have been brought into production which have increased the supply of natural gas in the market.  This has significantly increased natural gas reserves.  Management believes that these two factors have combined to create the current low natural gas prices.  Our total natural gas costs for the three month period ended June 30, 2009 decreased significantly compared to the same period of 2008 as a result of a significant decrease in natural gas prices, partially offset by a smaller increase in natural gas consumption.  Our average cost per MMBTU of natural gas decreased by approximately 52% or $5.51 for the three month period ended June 30, 2009 compared to the same period of 2008.  As a result of our increased ethanol and distiller’s grains production, our natural gas consumption increased by approximately 2% or approximately 7,000 MMBTU for the three month period ended June 30, 2009 compared to the same period of 2008.  Management believes that for the remaining quarters of our 2009 fiscal year, natural gas prices will be flat or slightly increasing.  Management anticipates that we will experience the typical premium natural gas pricing during the winter months as a result of increased natural gas demand for home heating needs.  In addition, natural gas prices can be volatile as a result of hurricane activity in the Gulf Coast region of the United States.  If a significant amount of natural gas production is damaged or shuttered as a result of hurricane activity during the late summer and early fall, we may experience a significant increase in natural gas prices.  These supply disruptions due to hurricane activity are difficult to predict.

As of June 30, 2009, we recorded an impairment of approximately $614,000 related to our future corn purchase contracts and our corn inventory.  This was a lower of cost or market adjustment that we made based on estimates of the value of our future corn contracts and corn inventory related to the projected selling price of ethanol.  This adjustment increased our corn costs and therefore had a negative impact on our cost of revenues.

Operating Expenses.  Our operating expenses decreased significantly for the three month period ended June 30, 2009 compared to the same period of 2008.  This decrease in operating expenses is primarily the result of decreased wages and bonuses we paid to our employees as well as decreased environmental compliance costs and public relations fees.  Our bonus payments are tied to the financial results of our operations.  Due to current conditions in the ethanol industry, we have experienced decreased net income which has decreased the bonuses we pay to our employees.

Other Expense.  Our total other expense for the three month period ended June 30, 2009 was less than our other expense for the comparable period of 2008.  We experienced increased interest expenses during the three month period ended June 30, 2009 compared to the same period of 2008 as a result of having increased borrowing on our loans.  This increase in interest expense was offset by an increase in our equity interest in the net income of our investments.  This increase in our equity interest in the net income of our investments was primarily related to our investment in RPMG, our ethanol, distiller’s grains and corn oil marketer.  We also had less interest income during the three month period ended June 30, 2009 compared to the same period of 2008 due to having less cash on hand and lower interest rates during 2009.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the six months ended June 30, 2009 and 2008:

	June 30, 2009		June 30, 2008
Income Statement Data	Amount	%	Amount	%
Revenues	$43,462,005	100.0	$56,394,467	100.0

Cost of Revenues	$42,393,017	97.5	$32,701,421	58.0

Gross Profit	$1,068,988	2.5	$23,693,046	42.0

Operating Expenses	$1,449,604	3.3	$2,089,706	3.7

Income (Loss) from Operations	$(380,616)	(0.9)	$21,603,340	38.3

Other Expense	$(686,751)	(1.6)	$(364,521)	(0.6)

Net Income (Loss)	$(1,067,367)	(2.5)	$21,238,819	37.7

Revenues.  Our total revenues for the six months ended June 30, 2009 decreased by approximately 23% compared to the same period of 2008.  Our ethanol revenue decreased by approximately 30% during the six month period ended June 30, 2009 compared to the same period of 2008.  In real terms, we experienced an approximately $15,266,000 decrease in ethanol revenue for the six months ended June 30, 2009 compared to the same period of 2008.  However, our total distiller’s grains revenue increased by approximately 36% for the six month period ended June 30, 2009 compared to the same period of 2008.  In real terms, this equaled an approximately $2,068,000 increase in distiller’s grains revenue.  We also experienced an increase in other revenue for the six month period ended June 30, 2009 of approximately $265,000 compared to the same period of 2008.

We experienced a decrease in our average ethanol sales price of approximately 33%, or approximately $0.74 per gallon for the six month period ended June 30, 2009 compared to the same period of 2008.  We attribute this decrease in ethanol sales prices with decreased commodity prices generally and decreases in energy prices as a result of the current global economic climate.  We increased the total number of gallons of ethanol sold for the six month period ended June 30, 2009 by approximately 4%, or approximately 917,000 gallons, compared to the same period of 2008.

The average prices we received for our dried distiller’s grains increased by approximately 45%, or approximately $40 per dry-equivalent ton, for the first six months of our 2009 fiscal year compared to the same period of 2008.  In addition, the average price we received for our modified/wet distiller’s grains increased by approximately 18%, or approximately $18 per dry-equivalent ton, for the first six months of our 2009 fiscal year compared to the same period of 2008.  We increased the total tons of distiller’s grains sold during the six month period ended June 30, 2009 by approximately 8%, or approximately 5,000 dry-equivalent tons.

We had corn oil revenue of approximately $199,000 for the six month period ended June 30, 2009.  We did not have any corn oil revenue for the comparable period of 2008.

Cost of Revenues.  Our total corn costs increased by approximately 72% for the six month period ended June 30, 2009 compared to the same period of 2008.  In real terms, this was an increase of approximately $13,487,000.  Our average cost per bushel of corn increased by approximately 60% and our corn consumption increased by approximately 8% for the first six months of 2009 compared to the same period of 2008.  Our total natural gas costs for the six month period ended June 30, 2009 decreased by approximately 33%, or approximately $2,085,000, compared to the six months ended June 30, 2008.  Our cost per MMBTU of natural gas decreased by approximately 32% and our natural gas consumption decreased by approximately 1% for the six month period ended June 30, 2009 compared to the same period of 2008.

We experienced significantly larger gains on our derivative instrument positions for the six month period ended June 30, 2008 compared to the same period of 2009.  These derivative instrument gains reduce our cost of revenues.  We experienced an approximately $11,061,000 gain on our derivative instruments for the six month period ended June 30, 2008 compared to a gain of approximately $2,431,000 for the comparable period of 2009.

General and Administrative Expense.  Our general and administrative expenses decreased significantly for the six month period ended June 30, 2009 compared to the same period of 2008.  We attribute this significant decrease to decreased wages and bonuses we paid to our employees as well as decreased environmental compliance costs and business promotions for the first six months of 2009 compared to the same period of 2008.

Other Expense.  Our total other expense for the six month period ended June 30, 2009 increased significantly compared to the same period of 2008, primarily as a result of a reduction in the value of our investment in RPMG, our ethanol, distiller’s grains and corn oil marketer, which we recorded during the first fiscal quarter of 2009.  We also experienced increased interest expenses due to increased borrowing on our line of credit as well as reduced interest income related to our decreased cash on hand for the six month period ended June 30, 2009 compared to the same period of 2008.

Changes in Financial Condition for the Six Months Ended June 30, 2009

We experienced an increase in our current assets at June 30, 2009 compared to December 31, 2008.  We experienced a significant increase in accounts receivable at June 30, 2009 compared to December 31, 2008 due to the timing of payments we received from our ethanol, distiller’s grains and corn oil marketer.  We had an other receivable at June 30, 2009 of approximately $83,000 compared to an other receivable at December 31, 2008 of approximately $167,000.  These other receivables are related to subsidy payments we receive periodically from the State of South Dakota.

The value of our inventory was higher at June 30, 2009 compared to December 31, 2008, primarily as a result of an increase in the value of our finished goods inventory.  The value of our raw materials inventory was lower at June 30, 2009 compared to December 31, 2008, primarily as a result of lower corn prices at June 30, 2009 compared to December 31, 2008.  We had a comparable quantity of corn in inventory at both June 30, 2009 and December 31, 2008.  The amount we had due from our commodities broker was higher at June 30, 2009 compared to December 31, 2008 as a result of our commodities broker holding more cash in our margin account related to the futures and options positions we had on June 30, 2009.  At December 31, 2008, we predominantly had options that did not require us to maintain a significant amount of cash in our margin account.  Further, the value of our derivative financial instruments was higher at June 30, 2009 compared to December 31, 2008 due to the greater number and value of the derivative instruments that we held at June 30, 2009.

The net value of our property and equipment was slightly lower at June 30, 2009 compared to December 31, 2008 as the result of the net effect of increases in the value of our property and equipment, offset by our accumulated depreciation.  We completed installation of our corn oil extraction equipment during our first fiscal quarter of 2009 which resulted in an increase in the value of our equipment.

Our other assets were lower at June 30, 2009 compared to December 31, 2008, primarily due to a reduction in the value of our investment in RPMG, our ethanol marketer in the amount of approximately $286,000.

We experienced a decrease in our total current liabilities on June 30, 2009 compared to December 31, 2008.  We experienced a significant increase in our checks which were outstanding in excess of our bank balance at June 30, 2009 compared to December 31, 2008 as a result of deferred corn payments at the end of our fiscal year.  This increased the value of our accounts payable and therefore decreased the amount of payments that we had outstanding in excess of our bank balance on December 31, 2008.  Amounts drawn on checks in excess of our bank balance are paid from our revolving lines of credit.  We experienced a decrease in our accounts payable of approximately $4,365,000 at June 30, 2009 compared to December 31, 2008.  We had higher than usual accounts payable as of December 31, 2008 due to our corn suppliers seeking to defer corn payments until after the end of their taxable years.  As of June 30, 2009, our accounts payable is more in line with what we typically have outstanding.  We also experienced a significant decrease in our accrued liabilities primarily as a result of a decrease in the lower of cost or market impairment which we recorded at June 30, 2009.  The amount of our lower of cost or market adjustment related to our corn future purchases and corn inventory decreased from approximately $2.7 million on December 31, 2008 to approximately $614,000 at June 30, 2009.  We experienced a significant increase in our liability related to derivative financial instruments as a result of the impact decreasing corn costs had on our future corn purchase contracts.  Further, as of June 30, 2009, we had approximately $1,746,000 outstanding on our short-term revolving line of credit.  As of December 31, 2008, we had not drawn any funds on our short-term revolving line of credit.  In addition, our current liabilities were higher on June 30, 2009 compared to December 31, 2008 as a result of increased principal payments on our debt financing.

We experienced a significant increase in our long-term liabilities as of June 30, 2009 compared to December 31, 2008, primarily as a result of increases in our long-term notes payable.  At June 30, 2009, we had approximately $9,560,000 outstanding in the form of long-term loans, compared to approximately $5,201,000 at December 31, 2008.  This increase is attributed to cash we utilized from our long-term revolving loan for our continuing operations.  We also had approximately $1,439,000 outstanding in subordinated debt securities as of June 30, 2009 which are included in our long-term liabilities.  We experienced an increase in our other long-term liabilities related to accrued damage to our leased railcars.  We anticipate being required to repair damage to certain railcars that we are leasing when the leases expire in 2010.  We are including this anticipated cost as a long-term liability on our balance sheet.

Liquidity and Capital Resources

During the end of our 2008 fiscal year and the beginning of our current fiscal year, we worked to solidify our liquidity as a result of the extremely difficult conditions we have been experiencing in the ethanol industry.  During the end of 2008 and the early part of 2009, the ethanol industry was experiencing very tight operating margins and in some cases negative operating margins.  Currently, we are enjoying a more favorable spread between the market prices of corn and ethanol which has allowed us to maintain positive operating margins throughout our second fiscal quarter.  Following the end of our second fiscal quarter, ethanol prices have increased and corn prices have continued to fall which has positively impacted our operating margins.  However, we anticipate that ethanol and corn prices will continue to be volatile and we anticipate continually working to maintain our profitability and our liquidity.  As a result of certain forward corn purchase contracts that we executed for delivery in the fourth quarter of our 2009 fiscal year which are currently in excess of the market price of corn, our financial projections predict that we will experience net losses during the fourth fiscal quarter of 2009.  We anticipate that most of our above market corn forward purchase contracts will be satisfied by the end of our 2009 fiscal year.

We do not anticipate making any significant capital expenditures during the next 12 months.

Based on current financial forecasts performed by management, we anticipate that we will have sufficient cash from our current credit facilities, our current subordinated debt, our corn oil equipment financing, and cash from our operations to continue to operate the ethanol plant for the next 12 months.  We do not anticipate seeking additional equity or debt financing during the next 12 months.

We have recently adjusted our risk management strategy in order to more closely match our raw material costs with current market ethanol prices.  To the extent we can, we try to price most of our raw material purchases closely in time to when these raw materials will be delivered.  We believe that ethanol prices follow commodity prices generally, including corn and natural gas prices.  Therefore, we anticipate that if we price our raw materials, including corn and natural gas, closely in time to our ethanol sales, we will be able to maintain a positive operating margin and maintain our liquidity.  However, should ethanol prices cease moving in relation to corn and natural gas prices, we could again experience negative operating margins, especially if the price of corn increases at a time when ethanol prices are falling.  This could cause us to operate unprofitably and negatively impact our liquidity.

The following table shows cash flows for the six months ended June 30, 2009 and 2008:

	Six months Ended June 30,
	2009	2008
Net cash provided by (used in) operating activities	$(6,585,142)	$2,379,898
Net cash used in investing activities	$(1,033,330)	$(748,144)
Net cash provided by (used in) financing activities	$7,452,543	$(642,166)

Cash Flow From Operations.  The decrease in net cash flow from operating activities between the six month periods ended June 30, 2009 and 2008 was primarily due to a significant decrease in our net income for the six months ended June 30, 2009.  We experienced significant decreases in our accounts payable and accrued liabilities during the six month period ended June 30, 2009 which had a negative impact on our net cash from our operating activities.  Further, we used cash to make payments to our creditors which decreased our accounts payable and had a negative impact on the cash provided by our operating activities.  These decreases were greater during the six month period ended June 30, 2009 compared to the same period of 2008.  However, we did not experience the same degree of change in our net cash from operating activities related to our derivative financial instruments for the six month period ended June 30, 2009 as compared to the same period of 2008.  We attribute this to the fact that we changed our risk management strategy in a way that limits its effect on our net income.  Going forward we anticipate taking fewer long hedge positions and not entering into as many fixed cost long-term raw material purchase contracts.

Cash Flow From Investing Activities.  We used more cash for investing activities during the six month period ended June 30, 2009 compared to the same period of 2008, primarily as a result of our corn oil extraction equipment project.  During the six month period ended June 30, 2008, we used cash for payments we made for our grain bin construction project which was completed near the end of our 2007 fiscal year.  We also used cash for investing activities for the six month period ended June 30, 2008 related to capital contribution payments we made to RPMG, our ethanol, distiller’s grains and corn oil marketer.  When we became an owner of RPMG, we elected to contribute a portion of our ethanol sales revenue as our capital contribution to RPMG.  We did not make any capital contribution payments to RPMG during the six month period ended June 30, 2009.

Cash Flow From Financing Activities.  We experienced a significant increase in our net cash provided by our financing activities during the six month period ended June 30, 2009 compared to the same period of 2008.  The significant increase in cash provided by financing activities was primarily the result of increased borrowing on our short and long-term debt sources during the six month period ended June 30, 2009 as well as a significant increase in the checks we had outstanding in excess of our bank balance as of June 30, 2009.  Conversely, during the six month period ended June 30, 2008, we drew significantly less funds from our credit facilities.  Further, we paid a distribution of $1,481,000 for the six month period ended June 30, 2008 while we paid no distributions during the comparable period of 2009.

Indebtedness

First National Bank of Omaha (FNBO) is our primary lender.  We recently executed a First Amended and Restated Construction Loan Agreement with FNBO.  The purpose of this First Amended and Restated Construction Loan Agreement was not to change any terms of our loans with FNBO, but instead to consolidate the terms of various amendments to our loan agreements with FNBO that we have executed over the years.  We have three loans outstanding with FNBO, a short-term revolving loan, a long-term revolving loan, and a term loan which was used to finance the construction of our ethanol plant.  In addition, we entered into subordinated unsecured debt financing with various individuals following the end of our 2008 fiscal year for additional working capital.  We also secured two loans to offset the cost of our corn oil extraction equipment which total $1.2 million.  Finally, we have a long-term loan related to a piece of property that we purchased adjacent to our ethanol plant.  The specifics of each credit facility we have outstanding are discussed below.

Short-Term Debt Sources

We have a short-term revolving promissory note with FNBO.  We can borrow up to $4,000,000 pursuant to this revolving promissory note.  The maturity date of the revolving promissory note is May 17, 2010.  We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 2% higher than FNBO’s base rate.  FNBO’s base rate on June 30, 2009 was 3.25%.  The revolving promissory note is subject to a minimum interest rate of 5% per year.  Interest on the revolving promissory note is paid quarterly.  We are required to pay a quarterly fee of fifty basis points on the unused portion of the revolving promissory note.  The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventories.  As of June 30, 2009, we had approximately $1,746,000 outstanding on our revolving promissory note and $2,254,000 available to be drawn on our revolving promissory note.

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

The balance of the term note requires quarterly payments which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on the outstanding principal balance accrues at a fixed rate of 9% annually.  The principal balance due pursuant to the note as of June 30, 2009 was approximately $3,862,000.

We have a long-term revolving loan pursuant to which we may elect to borrow up to $5,000,000 through September 1, 2011 known as Term Note 5.  The available amount of funds we can borrow pursuant to Term Note 5 reduces each year by 75% of certain excess cash flow we have at the end of each of our fiscal years.  Therefore, the funds available for us to draw on Term Note 5 may decrease each year.  If in any year we have a principal balance outstanding on Term Note 5 in excess of the new credit limit, we must make a payment to FNBO such that the amount outstanding on Term Note 5 does not exceed the new credit limit.

Interest accrues on Term Note 5 at a variable interest rate of 0.5% above FNBO’s base rate.  This interest rate is subject to reductions based on ratios of our total indebtedness to our net worth.  Term Note 5 is subject to a minimum interest rate of 5% per year.  We are required to pay a quarterly fee of thirty-seven basis points on the unused portion of Term Note 5.  On June 30, 2009, we had $5,000,000 outstanding and $0 available to be drawn on this loan.

We also have a long-term debt obligation related to our purchase of an additional 135 acres of land pursuant to a land purchase contract.  The total cost of this additional land was $550,000.   As of June 30, 2009, we had $450,000 remaining to be paid pursuant to this land purchase contract.

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds.  The portion for which we are obligated is currently estimated at $359,000.  Taxes levied on our property are used for paying the debt service on the bonds.  We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service.  The interest rate on the bonds is 7.75% annually.  The bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was $1,033,000 as of June 30, 2009.

Subordinated Debt

We recently completed a private placement offering of subordinated unsecured debt securities.  The debt securities that we offered were not registered with the Securities and Exchange Commission and were offered pursuant to claimed exemptions from registration under state and federal securities laws.  We raised a total of $1,439,000 in subordinated debt through this offering.  Interest on the subordinated notes accrues at a fixed interest rate of 9% per year, which is the same rate we incur on our term loan with FNBO.  These subordinated debt securities have a two-year maturity from the date they were issued, with interest being paid on January 30th of each year and at maturity.

In addition, on July 24, 2009, we entered into a $700,000 subordinated secured loan with Guardian Eagle Investments, LLC.  The note accrues interest at a fixed rate of 9% and requires monthly installments of principal and interest.  This loan matures in April 2012.  This loan, together with the $1,439,000 in subordinated unsecured debt securities discussed above were sufficient to meet FNBO’s requirement that we raise an additional $2,000,000 in subordinated debt.

We raised a total of $1.2 million in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties.  We secured $1 million in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC).  We closed on these loans on May 22, 2009.  FNBO agreed that the $1.2 million in additional financing we secured for our corn oil extraction equipment was sufficient to satisfy its requirement that we secure subordinated debt financing to offset the cost of our corn oil extraction equipment.  We agreed to pay 4.70% interest on the $1 million loan from REED and 5.5% interest on the $200,000 FDDC loan.  Both loans are amortized over a period of five years and both loans require monthly payments.

Covenants

As of June 30, 2009, we were in compliance with all of our loan covenants.  However, we have recently had difficulty satisfying our loan covenants due to the unfavorable operating conditions in the ethanol industry.  If these unfavorable operating conditions persist or get worse, we may not be able to continue to meet our loan covenants or other terms and conditions of our credit agreements.  If we fail to comply with the terms of our credit agreements with FNBO, and FNBO refuses to waive the non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans.  We do not anticipate having sufficient cash to immediately repay these loans in the near future.  This may result in FNBO seeking to foreclose on our ethanol plant.

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

We recorded a lower of cost or market impairment adjustment related to our inventory as of June 30, 2009.  The lower of cost or market adjustment represented a reduction to assets of approximately $412,000.  We recorded a lower of cost or market impairment adjustment related to our future corn purchase contracts as of June 30, 2009.  The lower of cost or market adjustment represented a liability of approximately $614,000.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and long-term line of credit which bear variable interest rates.  As of June 30, 2009, we had $6,746,000 outstanding in variable interest rate loans.  The specifics of these loans are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

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

We have recently adjusted our hedging strategy in order to avoid significant long-term fixed price contracts for our corn and natural gas.  Further, our primary lender, has required us to provide periodic reports regarding our hedging activities along with changes to our risk management strategy.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a decrease to our cost of revenues of approximately $472,000 related to derivative instruments for the quarter ended June 30, 2009.  We recorded a decrease to cost of revenue of approximately $4,718,000 related to derivative instruments for the quarter ended June 30, 2008.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of June 30, 2009, we had price protection for approximately 3% of our expected corn usage for the next twelve months using CBOT futures and options and over-the-counter option contracts.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of June 30, 2009, we are committed to purchasing approximately 240,000 MMBTU’s of natural gas during our 2009 fiscal year, valued at approximately $1,332,000.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The following table presents the fair value of our derivative instruments as of June 30, 2009 and December 31, 2008 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
June 30, 2009	$13,244,118	$1,324,412
December 31, 2008	$21,607,078	$2,160,708

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

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

For the fiscal quarter ended June 30, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments have occurred in the three month period ended June 30, 2009.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans which may result in our liquidation.  During the fourth quarter of 2008 and the first quarter of 2009, we experienced difficulty complying with the covenants contained in our credit agreements with First National Bank of Omaha (FNBO).  This was the result of difficult financial conditions in the ethanol industry.  We were not in compliance with various covenants as of December 31, 2008 and March 31, 2009.  However, we worked with FNBO to address these loan covenant issues and have secured amendments to our credit agreements and waivers of the non-compliance.  To date, we have taken all of the steps required by FNBO in exchange for these covenant waivers and were in compliance with our loan covenants as of June 30, 2009.  However, the ethanol industry continues to experience difficult operating conditions and tight margins.  These difficult operating conditions may lead to future non-compliance with our loan covenants.  If we fail to comply with the terms of our loans, FNBO could deem us in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may have to liquidate or reorganize under Chapter 11 bankruptcy protection which could decrease or eliminate the value of our units.

The spread between ethanol and corn prices can vary significantly which could prevent us from operating the ethanol plant profitably.  Corn costs significantly impact our cost of goods sold.  The spread between the price of ethanol and the price we pay per bushel of corn has fluctuated significantly in the past and may continue to fluctuate significantly in the future.  We have recently experienced losses due to our raw material costs being higher than our revenues related to relatively higher corn costs compared to the price we receive for our ethanol.  The spread between the price of ethanol and price of corn may continue to be volatile and may lead to volatility in our net income and could lead to negative operating margins in the future.  Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, could prevent us from operating the ethanol plant profitably.  Our inability to operate the ethanol plant profitably for an extended period of time may reduce or eliminate the value of our units.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles which could impact our ability to operate profitably.  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many believe that the ethanol industry will reach this blending wall in 2009 or 2010.  However, the Renewable Fuels Standard (RFS) requires that 36 billion gallons of renewable fuels must be blended in the United States by 2022.  In order to meet the RFS and expand demand for ethanol, higher blends of ethanol must be utilized in conventional automobiles.  Such higher blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher ethanol blends.  Currently, state and federal regulations prohibit the use of higher ethanol blends in conventional automobiles and automobile manufacturers have stated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual members meeting on June 2, 2009 for the purpose of electing two managers to our board of managers.  We had two nominees for the two vacant manager positions.  Votes were solicited in person and by mail ballot.

Election of Managers

The following persons were nominated and the two nominees receiving the greatest number of votes were elected to serve on our board of directors until the 2012 annual members meeting and until their successors are duly elected and qualified:

	Votes For	Votes Withheld/Abstain
Randy Hansen	140	6
Ron Alverson	141	5

Incumbents Randy Hansen and Ron Alverson were reelected to the board of managers for three year terms.  The other managers whose terms of office continued after the meeting are Dale Thompson, Todd Brown, Brian Woldt, Rick Kasperson and Douglas Van Duyn.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
10.1	First Amended and Restated Construction Loan Agreement dated June 18, 2009 between First National Bank of Omaha and Dakota Ethanol, LLC	X

10.2	Corn Oil Marketing Agreement dated August 11, 2009 between RPMG, Inc. and Dakota Ethanol, LLC +	X

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

+ Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	August 12, 2009	/s/ Scott Mundt
Scott Mundt
Chief Executive Officer

Date:	August 12, 2009	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer