Form 10-Q
period 2009-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2009-11-13
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 12, 2009, there were 29,620,000 units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2009	2008*

ASSETS

CURRENT ASSETS
Cash	$148,990	$488,517
Accounts receivable	2,566,903	2,769,458
Other receivables	193,272	166,667
Inventory	5,106,301	6,526,977
Due from broker	720,029	60
Derivative financial instruments	12,373	373,313
Prepaid expenses	84,666	289,444

Total current assets	8,832,534	10,614,436

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	40,768,265	38,882,582
Construction in progress	—	1,256,194
	52,198,573	51,569,084
Less accumulated depreciation	(19,070,653)	(17,037,417)

Net property and equipment	33,127,920	34,531,667

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	2,219,017	2,507,074
Guarantee premium	104,632	141,263
Other	7,192	16,242

Total other assets	12,726,607	13,060,345

	$54,687,061	$58,206,448

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2009	2008*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$501,871	$400,918
Accounts payable	3,257,821	7,858,935
Accrued liabilities	2,181,902	3,199,234
Derivative financial instruments	902,398	97,912
Current portion of guarantee payable	81,882	60,678
Current portion of notes payable	2,671,170	2,065,357

Total current liabilities	9,597,044	13,683,034

LONG-TERM LIABILITIES
Notes payable, net of current maturities	6,396,843	5,201,498
Guarantee payable, net of current portion	200,278	200,278
Other	325,575	262,500

Total long-term liabilities	6,922,696	5,664,276

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	23,260,921	23,952,738

Total members’ equity	38,167,321	38,859,138

	$54,687,061	$58,206,448

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

REVENUES	$20,705,138	$31,200,349	$64,167,144	$87,594,816

COST OF REVENUES	19,450,052	51,617,247	61,843,069	84,318,670

GROSS PROFIT (LOSS)	1,255,086	(20,416,898)	2,324,075	3,276,146

OPERATING EXPENSES	686,714	835,866	2,136,319	2,925,572

INCOME (LOSS) FROM OPERATIONS	568,372	(21,252,764)	187,756	350,574

OTHER INCOME (EXPENSE)
Interest and other income	15,388	23,828	31,883	48,383
Equity in net income(loss) of investment	(2,317)	—	(288,058)	—
Interest and other expense	(205,892)	(130,919)	(623,398)	(519,993)
Total other income (expense)	(192,821)	(107,091)	(879,573)	(471,610)

NET INCOME (LOSS)	$375,551	$(21,359,855)	$(691,817)	$(121,036)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.01	$(0.72)	$(0.02)	$(0.00)

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$—	$—	$0.05

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

OPERATING ACTIVITIES
Net (loss)	$(691,817)	$(121,036)
Changes not affecting cash
Depreciation and amortization	2,078,917	2,085,656
Equity in net loss of investments	288,057	—
Unrealized (gain) on purchase commitments	(1,121,204)	—
Decrease in
Receivables	175,950	2,392,152
Inventory	1,420,676	538,039
Prepaid expenses	204,778	244,098
Derivative financial instruments and due from broker	445,457	10,166,352
Increase (decrease) in
Accounts payable	(4,197,274)	(3,234,414)
Accrued liabilities	166,947	(225,626)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,229,513)	11,845,221

INVESTING ACTIVITIES
Purchase of property and equipment	(1,033,329)	(944,038)
Purchase of investment	—	(1,558,029)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,033,329)	(2,502,067)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	100,953	—
Long-term notes payable issued	3,339,000	—
Principal payments on long-term notes payable	(1,516,638)	(3,619,548)
Distributions paid to LACP members	—	(1,481,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,923,315	(5,100,548)

NET INCREASE (DECREASE) IN CASH	(339,527)	4,242,606

CASH AT BEGINNING OF PERIOD	488,517	361,122

CASH AT END OF PERIOD	$148,990	$4,603,728

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$511,797	$542,280

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2009 AND 2008

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the nine and three months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for a full year.

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

Shipping costs incurred in the sale of distiller’s grains are classified in net revenues.  Shipping costs on distiller’s grains were approximately $642,000 and $160,000 for the nine and three months ended September 30, 2009, respectively.  Shipping costs on distiller’s grains were approximately $1,459,000 and $481,000 for the nine and three months ended September 30, 2008, respectively.

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

Investment in commodities contracts, derivative instruments and hedging activities

On January 1, 2009, the Company adopted new disclosure requirements, which require entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity

We are exposed to certain risks related to our ongoing business operations.  The primary risks that we manage by using forward or derivative instruments are price risk on anticipated purchases of corn, natural gas and the sale of ethanol.

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

Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.  Effective January 1, 2008, we applied the normal purchase and sales exemption under derivative accounting for forward purchases of corn and sales of distiller’s grains.  Transactions initiated prior to January 1, 2008 are not exempted from the accounting and reporting requirements.  As of September 30, 2009, we are committed to purchasing 3.5 million bushels of corn on a forward contract basis with an average price of $4.20 per bushel, of which 1.1 million bushels are subject to derivative accounting treatment and 2.4 million bushels are accounted for as normal purchases, and accordingly, are not marked to market and are accounted for using lower of cost or market accounting.

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At September 30, 2009, we are committed to purchasing 1,626,000 MMBtu’s of natural gas in advance at prices other than at market.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market.

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

Derivatives not designated as hedging instruments at September 30, 2009 and December 31, 2008 were as follows:

	Balance Sheet	September 30,	December 31,
	Classification	2009	2008

Futures and options contracts	Current Assets	$12,373	$373,313
Forward contracts	(Current Liabilities)	$(902,398)	$(97,912)

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Operations	Three Months Ended September 30,
	Classification	2009	2008
Net realized and unrealized (losses) related to sales contracts:
Futures and options contracts	Revenues	$(277,298)	$—

Net realized and unrealized (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$(550,443)	$(9,476,910)
Forward contracts	Cost of Revenues	$(1,354,253)	$(15,538,030)

	Statement of Operations	Nine Months Ended September 30,
	Classification	2009	2008
Net realized and unrealized (losses) related to sales contracts:
Futures and options contracts	Revenues	$(277,298)	$—

Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$(1,030,903)	$(8,046,447)
Forward contracts	Cost of Revenues	$596,344	$(5,907,476)

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

Dakota Ethanol has a less than 20% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s June 30, 2009 unaudited results.  The carrying amount of the Company’s investment was approximately $1,225,000 and $1,513,000 as of September 30, 2009 and December 31, 2008, respectively.

Dakota Ethanol has a less than 20% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s June 30, 2009 unaudited results.  The carrying amount of the Company’s investment was approximately $994,000 as of September 30, 2009 and December 31, 2008.

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

Recent Accounting Pronouncements

In August 2009, the FASB issued an update to “Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value.”  The update provides clarification of valuation techniques to measure the fair value of a liability in circumstances which a quoted price in an active market for an identical liability is not available.  The update is effective for the first reporting period (including interim periods) after issuance. The Company does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.

NOTE 3 -        INVENTORY

Inventory consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008*

Raw materials	$2,143,806	$3,937,873
Finished goods	1,238,665	825,878
Work in process	543,699	591,870
Parts inventory	1,180,131	1,171,356
	$5,106,301	$6,526,977

Included in inventory is a lower of cost or market adjustment of approximately $0 and $1,139,000 at September 30, 2009 and December 31, 2008, respectively.

NOTE 4 -        SHORT-TERM NOTES PAYABLE

On June 18, 2009, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $4,000,000.  The note expires on May 17, 2010 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at adjustable basis points above the lender’s base rate (5.25 percent at September 30, 2009). There is a commitment fee of 3/8 percent on the unused portion of the $4,000,000 availability. The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On September 30, 2009, Dakota Ethanol had approximately $0 outstanding and $4,000,000 available to be drawn on the revolving promissory note.  On December 31, 2008, Dakota Ethanol had $0 outstanding and $3,000,000 available to be drawn on the revolving promissory note.

NOTE 5 -        LONG-TERM NOTES PAYABLE

On January 16, 2009, we entered into an amendment to our credit agreements with FNBO.  The primary purposes of this amendment were to increase our revolving line of credit with FNBO from $3,000,000 to $5,000,000 and to make changes to the covenants applicable to our credit agreements.  We agreed to provide FNBO more information regarding our hedging transactions and to make adjustments to our hedging strategies.  We also agreed to raise an additional $2,000,000 in subordinated debt by March 31, 2009 and to secure alternate financing for our corn oil extraction equipment by April 30, 2009.  In addition, we agreed not to make any distributions to our members without FNBO’s prior approval.

In order to comply with the conditions FNBO imposed regarding raising additional subordinated debt financing, we conducted a private placement offering of subordinated unsecured debt securities which closed on May 30, 2009.  The securities mature two years from the date of issuance.  Interest on the outstanding balances will accrue at a fixed rate of 9 percent.  Interest will be paid annually on January 30th of each year beginning on January 30, 2010.  As of September 30, 2009, we have raised $1,439,000 in subordinated debt through this offering.

On July 24, 2009 Dakota Ethanol issued an additional $700,000 in subordinated secured debt to Guardian Eagle Investments, LLC.  The note has a fixed interest rate of 9.0%.  The note requires monthly installments of principal and interest and matures in April 2012.

As of September 30, 2009, we have raised $2,139,000 in subordinated debt.  FNBO has agreed that the additional subordinated financing we have secured is sufficient to satisfy the requirement in our amended credit agreements.

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

We are in compliance with our financial covenants as of September 30, 2009.

The balances of the notes payable are as follows:

	September 30,	December 31,
	2009	2008*

Note payable to First National Bank of Omaha
Term Note 2	$3,368,339	$4,816,855
Term Note 5	2,000,000	2,000,000
Note payable - Land	450,000	450,000
Note payable - Subordinated notes	1,439,000	—
Note payable - REED	940,910	—
Note payable - FDDC	188,306	—
Note payable -Guardian Eagle	681,458	—
	9,068,013	7,266,855

Less current portion	(2,671,170)	(2,065,357)

	$6,396,843	$5,201,498

* Derived from audited financial statements

The interest rate on the outstanding principal balances of term note 5 was 5.0 percent at September 30, 2009.

Minimum principal payments for the next five years are estimated as follows:

Twelve Months Ending September 30,	Amount

2010	$2,671,170
2011	3,334,573
2012	2,516,607
2013	367,818
2014	177,845

NOTE 6 -        FAIR VALUE MEASUREMENTS

Effective January 1, 2009, the Company completely adopted the fair value measurements and disclosures standard which defines fair value, establishes a framework for measuring fair value, and expands disclosure for those assets and liabilities carried on the balance sheet on a fair value basis.

The Company’s balance sheet contains derivative financial instruments that are recorded at fair value on a recurring basis.  Fair value measurements and disclosures require that assets and liabilities carried at fair value be classified and disclosed according to the process for determining fair value.  There are three levels of determining fair value.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Assets:

Derivative financial instruments	$12,373	$12,373	$—	$—

Liabilities:

Derivative financial instruments	902,398	279,625	622,773	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2009.

Disclosure requirements for fair value of financial instruments require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non recurring basis are discussed above.  The methodologies for other financial assets and financial liabilities are discussed below.

The Company believes the carrying amount of cash, cash equivalents, accounts receivable, due from broker, derivative instruments, and accounts payable approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations at September 30, 2009 of $9,328,969 had an estimated fair value of approximately $9,418,061 based on estimated interest rates for comparable debt.  The carrying amount and fair value were $7,527,811 and $7,700,926 respectively at December 31, 2008.

The Company believes the carrying amount of the short-term note payable at September 30, 2009 approximates fair value due to the short maturity of the instrument.

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

Sales and marketing fees related to the agreements are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales ethanol	$17,511,781	$26,638,443	$35,053,846	$76,958,279
Sales distiller’s grains	1,276,491	696,864	2,437,293	696,864

Marketing fees ethanol	52,452	48,315	158,247	138,686
Marketing fees distillers grains	33,080	10,437	76,584	10,437

	September 30,	December 31,
	2009	2008

Amounts due included in accounts receivable	$2,104,432	$2,049,739

NOTE 9 -        SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 13, 2009, the date the financial statements are filed with the Securities and Exchange Commission.  Through that date, there were no events requiring disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2009, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Availability and costs of raw materials, particularly corn and natural gas;

•	Changes in the price and market for ethanol, distiller’s grains and corn oil;

•	Decreases in the price of gasoline or decreased gasoline demand;

•	Changes in the availability and cost of credit;

•	Changes and advances in ethanol production technology;

•	The effectiveness of our hedging strategy to offset increases in the price of our raw materials and decreases in the prices of our products;

•	Overcapacity within the ethanol industry causing supply to exceed demand;

•	Our ability to market and our reliance on third parties to market our products;

•	The decrease or elimination of governmental incentives which support the ethanol industry;

•	Changes in the weather or general economic conditions impacting the availability and price of corn;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to retain key employees and maintain labor relations;

•	Our liability resulting from litigation;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.

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

Our revenue is derived from the sale and distribution of our ethanol, distiller’s grains and corn oil.  The ethanol plant currently operates in excess of its nameplate capacity, producing approximately 47 million gallons of ethanol per year.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market.

We recently completed installation of corn oil extraction equipment which allows us to remove some of the corn oil contained in our distiller’s grains.  This allows us to sell the corn oil separately from the distiller’s grains that we produce.  We used cash from our revolving lines of credit to finance the corn oil extraction equipment.  We recently secured $1.2 million in subordinated financing to offset part of the cost of installing the corn oil extraction equipment.

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

Results of Operations for the Three Months Ended September 30, 2009 and 2008

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the three months ended September 30, 2009 and 2008:

	September 30, 2009		September 30, 2008
Income Statement Data	Amount	%	Amount	%
Revenues	$20,705,138	100.0	$31,200,349	100.0

Cost of Revenues	$19,450,052	93.9	$51,617,247	165.4

Gross Profit (Loss)	$1,255,086	6.1	$(20,416,898)	(65.4)

Operating Expenses	$686,714	3.3	$835,866	2.7

Income (Loss) from Operations	$568,372	2.7	$(21,252,764)	(68.1)

Other Expense	$(192,821)	(0.9)	$(107,091)	(0.3)

Net Income (Loss)	$375,551	1.8	$(21,359,855)	(68.5)

Revenues.  Our ethanol revenue decreased by approximately 34% during the third quarter of 2009 compared to the same period of 2008, which in real terms equaled a decrease of approximately $9,127,000.  Our total distiller’s grains revenue decreased by approximately 39% for the third quarter of 2009 compared to the same period of 2008.  In real terms, this equaled a decrease of approximately $1,646,000 in total distiller’s grains revenue.  We also experienced an increase in our other revenues of approximately $277,000 for the third quarter of 2009 compared to the same period of 2008, primarily related to our corn oil sales.

Ethanol

Our decreased ethanol revenue was primarily the result of a combination of decreased ethanol prices and production during the third quarter of 2009 compared to the same period of 2008.  The average price we received for our ethanol during the third quarter of 2009 was approximately 32% lower, or approximately $0.70 per gallon, compared to the third quarter of 2008.  Management attributes this decrease in the average price we received for our ethanol with lower energy prices during the 2009 period compared to 2008.  During the beginning of our third quarter of 2008, energy prices, including ethanol prices, peaked as a result of a general spike in commodities prices.  These commodities prices fell significantly after this peak in early July 2008.  Following the peak in July 2008, we have experienced much lower ethanol prices.  During the third quarter of 2009, we experienced ethanol prices that stabilized and gradually increased.  Management believes that ethanol prices increased during the quarter as a result of increased fuel demand due to seasonal driving increases and increasing corn prices which management believes has a positive effect on ethanol prices.  Following the end of our third quarter of 2009, ethanol prices have continued to increase.

Management anticipates that ethanol prices during our fourth quarter of 2009 will plateau and then decrease going into the end of the year.  Management anticipates this will be the result of decreased seasonal gasoline demand which affects ethanol prices.  However, should corn prices continue to increase along with other commodity prices, management anticipates this will positively impact ethanol prices.  Further, management anticipates that energy demand may increase in the near future should the world economy continue to recover which could positively impact ethanol prices.

Management believes that the ethanol industry must continue to grow demand for ethanol in order to maintain profitability in the industry.  Management believes that there is currently excess ethanol supply capacity which has resulted in lower ethanol prices.  This has also caused some ethanol producers to reduce production or cease production altogether.  Further, ethanol demand may be capped due to what is commonly referred to as the “blending wall.”  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many believe that the ethanol industry will reach this blending wall in 2009 or 2010.  Without an expansion of the percentage of ethanol that is blended for use in conventional automobiles, or increased demand for higher ethanol blends such as E85, demand for ethanol may not exceed this 13.5 billion gallon limit.  Currently, proposals have been introduced in Congress that would allow ethanol blends up to 15% for use in standard vehicles.  This could significantly increase demand for ethanol and would increase the total amount of ethanol that could be blended in the United States.  However, there is significant opposition to this proposed measure.  Without an expansion of ethanol demand, management anticipates that the ethanol industry will continue to experience idled ethanol plants or ethanol plants reducing production.

In addition to the decrease in ethanol prices, we experienced lower ethanol production during the third quarter of 2009 compared to the same period of 2008.  Our total ethanol sales decreased by approximately 4% for the third quarter of 2009 compared to the same period of 2008.  In real terms, this was a decrease in ethanol sales of approximately 423,000 gallons of ethanol.  Management attributes this decrease in ethanol sales during the third quarter of 2009 with decreased ethanol production during the 2009 period.  We had a longer plant shutdown for maintenance in September 2009 compared to September 2008.  This resulted in a decrease in ethanol production during the third quarter of 2009 compared to 2008.  The ethanol plant is currently operating at full capacity.  We anticipate that during the fourth quarter of 2009 we may have additional plant downtime for maintenance which may somewhat reduce our fourth quarter ethanol production.  However, we anticipate that this decrease in production will not be significant.

Distiller’s Grains

For the third quarter of 2009, our total distiller’s grains revenue decreased by approximately 39%, or $1,646,000, compared to the third quarter of 2008.  We attribute this decrease in distiller’s grains revenue to a combination of decreased distiller’s grains sales and significantly decreased market prices for distiller’s grains during the third quarter of 2009 compared to the same period of 2008.  We sold a total of 15,789 tons of dried distiller’s grains and 16,364 dry-equivalent tons of modified/wet distiller’s grains in the third quarter of 2009 compared to 12,587 tons of dried distiller’s grains and 20,626 dry-equivalent tons of modified/wet distiller’s grains in the third quarter of 2008.  Management attributes this increase in dried distiller’s grains sales during the third quarter of 2009 compared to the same period of 2008 with decreased demand for modified/wet distiller’s grains in our local market.  We market our modified/wet distiller’s grains locally without a third-party marketer.  Management believes that demand for modified/wet distiller’s grains in our local market decreased during the third quarter of 2009 as a result of decreased cattle feeding in our local market along with increased local distiller’s grains supplies.  As result of this decrease in the local demand for modified/wet distiller’s grains, we have been marketing more dried distiller’s grains outside of our local market through RPMG, our third-party distiller’s grains marketer.  Management anticipates continuing to assess our mixture of dried distiller’s grains versus modified/wet distiller’s grains sales based on market conditions.

We experienced a significant decrease in distiller’s grains prices, both for dried and modified/wet distiller’s grains, during the third quarter of 2009 compared to the third quarter of 2008.  The average price we received for our dried distiller’s grains decreased by approximately 33% or $39 per ton for the third quarter of 2009 compared to the same period of 2008.  In addition, the average price we received for our modified/wet distiller’s grains decreased by approximately 39% or approximately $52 per ton on a dry-equivalent basis for our third quarter of 2009 compared to the same period of 2008.

We experienced a slight decrease in total distiller’s grains sales during the third quarter of 2009 compared to the same period of 2008.  Management attributes this decrease in distiller’s grains sales with decreased ethanol production during the third quarter of 2009 compared to the same period of 2008 due to a longer maintenance shutdown in September 2009 compared to September 2008 and due to the fact that we are now selling corn oil separate from our distiller’s grains which reduces the total tons of distiller’s grains we sell.  We anticipate that future distiller’s grains production will be comparable to historical averages.

Corn Oil

During the third quarter of 2009, we continued to operate our corn oil extraction equipment.  We had not yet installed our corn oil extraction equipment during the third quarter of 2008, therefore, we did not have any corn oil sales during the third quarter of 2008.  We had revenue of approximately $270,000 related to corn oil sales during the third quarter of 2009.  Corn oil prices stabilized and increased during the third quarter of 2009 and continued to increase following the end of the third quarter.  Management anticipates that corn oil prices will continue to increase if commodities prices continue to rise and the economic recovery continues.  We are continuing to refine our operation of the corn oil extraction equipment and anticipate that this may lead to increased production in the future.

Cost of Revenues.  We experienced a very significant decrease in our cost of revenues for the third quarter of 2009 compared to the third quarter of 2008.  Management attributes this significant decrease in cost of revenues with significant losses on our derivative instruments and forward raw material purchase contracts during the third quarter of 2008.  During our 2008 fiscal year, we changed the manner in which we accounted for our derivative instruments, including our forward purchase contracts.  This resulted in significant unrealized gains during the first six months of our 2008 fiscal year and significant unrealized losses during the third quarter of 2008.  These losses were included in our cost of revenues for the third quarter of 2008 and significantly increased our cost of revenues in that time period.

Our total cost per bushel of corn, including derivative instruments, was approximately 62% lower for the third quarter of 2009 compared to the same period of 2008.  Our average cost per bushel of corn during the third quarter of 2008, including our derivative instruments, was approximately $9.75 per bushel, compared to approximately $3.69 per bushel during the third quarter of 2009.  On a cash basis, disregarding our derivative instrument positions, our corn cost per bushel decreased by approximately 27% for the third quarter of 2009 compared to the third quarter of 2008.  In real terms, this was a decrease of approximately $1.19 per bushel of corn on a cash basis.

Market corn prices were volatile during our third quarter of 2009.  However, market corn prices increased significantly at the end of our third quarter of 2009 and continued to increase following the end of our third quarter.  Management attributes this increase in corn prices to poor weather conditions in the Midwest which has delayed the harvest significantly.  Management anticipates that weather conditions will continue to affect corn prices.  We purchased a significant amount of our corn during the third quarter of 2009 at current market prices as we had not entered into a significant amount of derivatives positions during that time period.  This was a result of the significant volatility we experienced in the second half of our 2008 fiscal year related to the fall in commodities prices and the effect that had on our derivative instruments.

We anticipate that our corn costs will increase during our fourth quarter of 2009 as a result of corn forward purchase contracts for delivery during the fourth quarter of 2009 at prices above current market prices.  Many of these positions were established in 2008 during the time period when commodities prices were increasing rapidly.  Further, we anticipate that if harvest continues to be delayed by poor weather conditions, market corn prices may continue to increase and hold into the beginning of 2010.

Our total cost of revenue associated with natural gas was approximately 66% lower for the third quarter of 2009 compared to the third quarter of 2008.  Our average natural gas cost, which includes costs associated with our derivative instrument positions, for the third quarter of 2009 was approximately $5.25 per MMBtu compared to approximately $15.07 per MMBtu for the third quarter of 2008.  We experienced a significant decrease in commodities prices, including natural gas, starting at the beginning of the third quarter of 2008.  These low energy prices have persisted which has resulted in sustained low natural gas prices.  During the third quarter of 2009, our natural gas prices were stable, however, they have been increasing during the beginning of the fourth quarter of 2009.  Natural gas prices typically increase during the winter months as demand increases due to heating requirements in colder climates.  As a result, we anticipate that natural gas prices will continue to increase during the fourth quarter of 2009 and the first quarter of 2010.  Management anticipates that natural gas prices may continue to increase after this time period if we experience continued economic improvement.  This may increase demand for energy which could cause natural gas prices to continue to increase.

Our total natural gas costs also decreased during the third quarter of 2009 compared to the same period of 2008 as a result of decreased natural gas consumption during the 2009 period.  We attribute this decrease in natural gas consumption with decreased production by the ethanol plant and energy savings associated with our corn oil extraction.  We experienced a decrease of approximately 1% in the total amount of natural gas we consumed during the third quarter of 2009 compared to the same period of 2008.  In real terms, this was a decrease of approximately 5,000 MMBtu of natural gas.  We anticipate that in the future, our natural gas consumption will be comparable to current natural gas usage.  However, should we continue to produce more dried distiller’s grains as opposed to modified/wet distiller’s grains, we expect our natural gas consumption will increase as natural gas is used to fire our distiller’s grains dryers.

Operating Expenses.  Our operating expenses decreased significantly for the third quarter of 2009 compared to the third quarter of 2008.  This reduction was primarily the result of lower environmental compliance costs and decreased expenses related to public relations that we experienced during the third quarter of 2009 compared to the same period of 2008.

Other Expense.  Our total other expense increased significantly for the third quarter of 2009 compared to the third quarter of 2008.  We experienced a significant increase in interest expense for the third quarter of 2009 compared to the same period of 2008 as a result of having more debt outstanding during the 2009 period.  This is from a combination of our increased borrowing on our revolving lines of credit as well as issuing subordinated debt for working capital and our corn oil extraction equipment at the beginning of our 2009 fiscal year.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the nine months ended September 30, 2009 and 2008:

	September 30, 2009		September 30, 2008
Income Statement Data	Amount	%	Amount	%
Revenues	$64,167,144	100.0	$87,594,816	100.0

Cost of Revenues	$61,843,069	96.4	$84,318,670	96.3

Gross Profit	$2,324,075	3.6	$3,276,146	3.7

Operating Expenses	$2,136,319	3.3	$2,925,572	3.3

Income from Operations	$187,756	0.3	$350,574	0.4

Other Expense	$(879,573)	(1.4)	$(471,610)	(0.5)

Net Income (Loss)	$(691,817)	(1.1)	$(121,036)	(0.1)

Revenues.  Our total revenues were lower for the nine months ended September 30, 2009 compared to the same period of 2008.  We attribute this decrease primarily to decreased commodity prices we experienced during our 2009 fiscal year compared to our 2008 fiscal year.  Our total ethanol sales revenue was approximately 32% lower for the nine month period ended September 30, 2009 compared to the same period of 2008.  In real terms, this equaled an approximately $24,393,000 decrease in ethanol revenue.  The average price we received for our ethanol during the first nine months of 2009 was approximately $1.49 per gallon compared to approximately $2.22 per gallon for the comparable period of 2008.  Management attributes this decrease in the average price we received for our ethanol during the first nine months of 2009 compared to the same period of 2008 with decreased commodity prices generally in 2009, including energy and corn prices.  Management believes this was a result of the worldwide economic slow down that commenced in the middle of 2008 which resulted in a steep decrease in market energy prices, including ethanol.  In addition, management believes that corn prices have an effect on the market price of ethanol.  Corn prices fell significantly following the beginning of July 2008 which management believes resulted in lower ethanol prices.

Our total ethanol sales for the first nine months of 2009 were approximately 1% higher compared to the same period of 2008.  In real terms, this equaled an increase in ethanol sales of approximately 495,000 gallons.  Management attributes this increase in ethanol sales with equipment problems the ethanol plant experienced in 2008 which decreased ethanol production.  These equipment problems have since been rectified.

We experienced an increase in our total distiller’s grains revenue for the nine month period ended September 30, 2009 compared to the same period of 2008.  For the 2009 period, we experienced a decrease in modified/wet distiller’s grains revenue of approximately 6%, or approximately $434,000, while at the same time we experienced an increase in dried distiller’s grains revenue of approximately 30%, or approximately $857,000 compared to the 2008 period.  For the nine month period ended September 30, 2009 compared to the same period of 2008, the average price we received for our dried distiller’s grains increased by approximately $4 per ton or approximately 4%.  We attribute this increase in the average price we received for our dried distiller’s grains for the first nine months of 2009 compared to the same period of 2008 with some distiller’s grains contracts that we entered into when commodity prices were high in the middle of 2008 that were delivered during 2009.  Our average modified/wet distiller’s grains price for the nine month period ended September 30, 2009 decreased by approximately 2% or approximately $2 per ton compared to the first nine months of 2008.

We experienced an increase of approximately 25%, or approximately 7,000 tons, of dried distiller’s grains we sold during the first nine months of 2009 compared to the same period of 2008.  We attribute this increase in the tons of dried distiller’s grains we sold with a drop in demand for modified/wet distiller’s grains in our local market which resulted in us producing more dried distiller’s grains for sale outside of our local market.  Our total sales of modified/wet distiller’s grains decreased by approximately 4% or approximately 3,000 tons on a dry-equivalent basis for the nine month period ended September 30, 2009 compared to the same period of 2008.

In 2009, we experienced a significant increase in our other sales revenue as a result of the fact that we started selling corn oil separate from our distiller’s grains.  We completed installation of this corn oil separation equipment during the first quarter of our 2009 fiscal year.  As a result, we had no corn oil sales revenue during 2008.  For the nine month period ended September 30, 2009, we experienced total corn oil sales of approximately $469,000.

Cost of Revenues.  Our total cost of revenue decreased significantly for the first nine months of 2009 compared to the same period of 2008.  We attribute this decrease primarily with commodity prices generally that decreased from highs we experienced during the middle of 2008.  Our cost of revenue related to corn expense, including derivative instrument costs, decreased by approximately 20% for the nine months ended September 30, 2009 compared to the same period of 2008.  In real terms this was a decrease of approximately $12.5 million.  The average price we paid per bushel of corn, including derivative instrument costs, was approximately $3.86 per bushel for the first nine months of 2009 compared to approximately $5.03 per bushel for the same period of 2008.  We also experienced a decrease in our natural gas costs of approximately 49% for the nine months ended September 30, 2009 compared to the same period of 2008.  The average price we paid for natural gas for the first nine months of 2009 was approximately $6.10 per MMBtu compared to approximately $11.73 per MMBtu for the comparable period of 2008.

Due to increased production by the ethanol plant during the first nine months of 2009 compared to the same period of 2008, we experienced an approximately 4% increase in our corn consumption, or approximately 463,000 bushels of corn.  However, our total natural gas consumption for the first nine months of 2009 was approximately 1% lower compared to the same period of 2008, a decrease of approximately 10,000 MMBtu.

Our total cost of revenues was significantly lower for the first nine months of 2009 compared to the same period of 2008 as a result of significant derivative instrument losses we experienced in 2008.  These losses were primarily the result of a significant decrease in commodities prices that occurred following highs in the middle of 2008.  These losses significantly increased our cost of revenues for the 2008 period.

General and Administrative Expense.  Our general and administrative expenses decreased significantly for the nine month period ended September 30, 2009 compared to the same period of 2008.  We attribute this significant decrease to decreased wages and bonuses we paid to our employees as well as decreased environmental compliance costs, professional fees and business promotions for the first nine months of 2009 compared to the same period of 2008.

Other Expense.  Our total other expense for the nine month period ended September 30, 2009 increased significantly compared to the same period of 2008, primarily as a result of a reduction in the value of our investment in RPMG, our ethanol, distiller’s grains and corn oil marketer, which we recorded during the first fiscal quarter of 2009.  We also experienced increased interest expenses due to increased borrowing on our line of credit for the nine month period ended September 30, 2009 compared to the same period of 2008.

Changes in Financial Condition for the Nine Months Ended September 30, 2009

We experienced a significant decrease in our current assets at September 30, 2009 compared to December 31, 2008.  We had more cash on hand at December 31, 2008 compared to September 30, 2009 primarily as a result of our corn providers deferring payments for corn deliveries until January 2009 which resulted in an increase in our accounts payable and our cash on hand.

We experienced a significant decrease in the value of our inventory at September 30, 2009 compared to December 31, 2008, primarily as a result of a significant decrease in the value of our raw materials, somewhat offset by a smaller increase in the value of our finished goods.  We attribute the decrease in the value of our raw materials inventory at September 30, 2009 compared to December 31, 2008 with a significant decrease in the amount of corn we had on hand at September 30, 2009 compared to December 31, 2008.  We attribute the increase in the value of our finished goods inventory at September 30, 2009 compared to December 31, 2008 with a combination of having more finished goods on hand and higher prices at September 30, 2009 compared to December 31, 2008.

At September 30, 2009, we had significantly more cash due from our commodities broker compared to December 31, 2008.  Our commodities broker maintains a margin account which is used to offset losses that we may experience on our derivative instruments.  During October 2008, we liquidated all of our derivative instrument positions in order to preserve our cash position.  Further, as of December 31, 2008, we predominantly had option contracts through our commodities broker which did not require us to maintain a significant amount of cash in our margin account.  Our futures and options contracts represented an asset on our balance sheet at both September 30, 2009 and December 31, 2008.  However, the asset value of these futures and options was lower at September 30, 2009 compared to December 31, 2008.

We experienced a decrease in our prepaid expenses at September 30, 2009 compared to December 31, 2008 as a result of an insurance payment that is made in October each year that represents our insurance premium for the entire year.  This prepaid insurance premium is amortized into our income statement throughout the year.

We experienced a slight increase in the value of our equipment at September 30, 2009 compared to December 31, 2008 as a result of the installation of our corn oil extraction equipment.  This increase was offset by a larger increase in our accumulated depreciation as of September 30, 2009 compared to December 31, 2008, which resulted in a decrease in the net value of our property and equipment.

Our current liabilities were lower at September 30, 2009 compared to December 31, 2008.  We experienced a significant decrease in our accounts payable at September 30, 2009 compared to December 31, 2008 as a result of our corn suppliers seeking to defer payment for corn deliveries at the end of 2008 until early January 2009.  This resulted in a larger than normal amount of accounts payable at December 31, 2008.  The amount of accounts payable at September 30, 2009 is comparable to what we typically have outstanding.

We experienced a significant decrease in our accrued liabilities at September 30, 2009 compared to December 31, 2008 as a result of a decrease in the lower of cost or market impairment adjustment that we had on our balance sheet at December 31, 2008.  We had a lower of cost or market impairment related to our corn forward purchases of approximately $2.7 million on December 31, 2008, and we had a lower of cost or market impairment of approximately $1.6 million for our corn forward purchases at September 30, 2009.

At September 30, 2009, we had a significantly larger liability associated with our derivative financial instruments compared to December 31, 2008.  This was a result of changes in the price of corn which resulted in our future corn purchase contracts creating a larger liability on our balance sheet.  When the market price of corn decreases in relation to the amount we agreed to pay for corn which will be delivered in the future, this creates a liability on our balance sheet until that corn is actually delivered and used.  We also experienced an increase in the current amount of our notes payable which represents the portion of our loans which will be paid within one year.  This was a result of our increased borrowing during the beginning of our 2009 fiscal year.

We experienced an increase in the amount of our long-term liabilities at September 30, 2009 compared to December 31, 2008 as a result of issuing a significant amount of subordinated debt in the early part of our 2009 fiscal year for working capital and to help offset the cost of our corn oil extraction equipment.  Our other long-term liability was larger at September 30, 2009 compared to December 31, 2008 as a resulted of increases in the projected repair costs associated with our leased railcars.  We anticipate being required to repair damage to certain railcars that we are leasing when the leases expire in 2010.  We are including this anticipated cost as a long-term liability on our balance sheet.

Liquidity and Capital Resources

Our main sources of liquidity are cash from our continuing operations and amounts we have available to draw on our revolving lines of credit.  As a result of unfavorable operating conditions we experienced during the end of our 2008 fiscal year and the beginning on our 2009 fiscal year, we raised additional subordinated debt financing in order to provide more working capital for our operations and to supplement our liquidity.  Management does not anticipate that we will need to raise additional debt or equity financing in the next twelve months and that our current sources of liquidity will be sufficient to continue our operations during that time period.  We do not anticipate making any significant capital expenditures in the next 12 months other than ordinary repair and replacement of equipment in our ethanol plant.

Currently, we have two revolving loans which allow us to borrow for working capital.  These two revolving loans are described in greater detail below in the section entitled “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”  As of September 30, 2009, we had $2,000,000 outstanding and $7,000,000 available to be drawn on these revolving loans.  Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

Currently, we are experiencing more favorable operating margins compared to the end of our 2008 fiscal year and the beginning of our 2009 fiscal year.  This has allowed us to reduce our reliance on our revolving lines of credit and provides us more cash to fund our operations.  We experienced positive operating margins during the third quarter of 2009 and our operating margins have continued to improve following the end of our third quarter of 2009.  However, our projections indicate that we may experience negative operating margins at times during the fourth quarter of 2009 as a result of certain forward corn purchase contracts that we entered into in 2008 for delivery during the fourth quarter of 2009 which are for prices in excess of current market prices for corn.  Management believes that the price of ethanol recently has been tracking the price of corn.  As a result, using corn as the feedstock to produce ethanol which is purchased at prices above current market prices can result in negative operating margins if market ethanol prices are relatively lower.  Following the end of our fourth quarter of 2009, we anticipate that our operating margins will be positive as we have not entered into a significant amount of forward corn purchases at prices in excess of market prices.

The following table shows cash flows for the nine months ended September 30, 2009 and 2008:

	Nine months Ended September 30,
	2009	2008
Net cash provided by (used in) operating activities	$(1,229,512)	$11,845,221
Net cash used in investing activities	$(1,033,330)	$(2,502,067)
Net cash provided by (used in) financing activities	$1,923,315	$(5,100,548)

Cash Flow From Operations.  We experienced a decrease in the amount of cash that was provided by our operations for the nine month period ended September 30, 2009 compared to the same period of 2008.  The primary reason for this decrease was a significant decrease in the amount we had due from our commodities broker and related to our derivative financial instruments for 2008.  The decrease in derivative financial instruments and due from broker did not affect cash in 2008 even though it affected our net income significantly.  In addition, we experienced a larger decrease in our accounts payable and accrued liabilities for the nine month period ended September 30, 2009 compared to the same period of 2008.  Our cash flow was positively impacted by a larger decrease in our inventory for the nine month period ended September 30, 2009 compared to the same period of 2008.  In addition, our cash flow was positively impacted for the nine months ended September 30, 2009 as a result of an unrealized loss on purchase commitments related to future corn purchases for 2009 that has not yet had an impact on our cash position.

Cash Flow From Investing Activities.  For the nine month period ended September 30, 2009 we used cash for investing activities primarily for the purchase and installation of our corn oil extraction equipment.  For the nine months ended September 30, 2008, we used cash from investing activities for our grain bin construction project and to purchase investments in Prairie Gold Ventures and Corn Oil Bio-Solutions and we made a capital contribution to RPMG related to our ownership in that entity.

Cash Flow From Financing Activities.  For the nine month period ended September 30, 2009, our financing activities provided cash for our operations.  During the comparable period of 2008, we used cash from our operations for our financing activities.  During the nine month period ended September 30, 2009, we increased the amount of our long term debt significantly as a result of the subordinated debt we issued for additional working capital at the beginning of our 2009 fiscal year.  In addition, our payments on our long-term debt were lower for the nine month period ended September 30, 2009 compared to the same period of 2008 as a result of additional payments we made on our long-term revolving loan during the 2008 period.  We also used cash during the nine month period ended September 30, 2008 for a distribution to our members.  We did not make any distributions to our members for the comparable period of 2009.

Indebtedness

First National Bank of Omaha (FNBO) is our primary lender.  We recently executed a First Amended and Restated Construction Loan Agreement with FNBO.  The purpose of this First Amended and Restated Construction Loan Agreement was not to change any the terms of our loans with FNBO, but instead to consolidate the terms of various amendments to our loan agreements with FNBO that we have executed over the years.  We have three loans outstanding with FNBO, a short-term revolving loan, a long-term revolving loan, and a term loan which was used to finance the construction of our ethanol plant.  In addition, we entered into subordinated unsecured debt financing with various individuals following the end of our 2008 fiscal year for additional working capital.  We also secured two loans to offset the cost of our corn oil extraction equipment which total $1.2 million.  Finally, we have a long-term loan related to a piece of property that we purchased adjacent to our ethanol plant.  The specifics of each credit facility we have outstanding are discussed below.

Short-Term Debt Sources

We have a short-term revolving promissory note with FNBO.  We can borrow up to $4,000,000 pursuant to this revolving promissory note.  The maturity date of the revolving promissory note is May 17, 2010.  We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 2% higher than FNBO’s base rate.  The interest rate for this loan as of September 30, 2009 was 5.25%.  The revolving promissory note is subject to a minimum interest rate of 5% per year.  Interest on the revolving promissory note is paid quarterly.  We are required to pay a quarterly fee of 3/8 of a percent on the unused portion of the revolving promissory note.  The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventories.  As of September 30, 2009, we had $0 outstanding on our revolving promissory note and $4,000,000 available to be drawn.

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

The balance of the term note requires quarterly payments which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on the outstanding principal balance accrues at a fixed rate of 9% annually.  The principal balance due pursuant to the note as of September 30, 2009 was approximately $3,368,000.

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

Interest accrues on Term Note 5 at a variable interest rate of 0.5% above FNBO’s base rate.  This interest rate is subject to reductions based on ratios of our total indebtedness to our net worth.  Term Note 5 is subject to a minimum interest rate of 5% per year.  We are required to pay a quarterly fee of thirty-seven basis points on the unused portion of Term Note 5.  On September 30, 2009, we had $2,000,000 outstanding and $3,000,000 available to be drawn on this loan.

We also have a long-term debt obligation related to our purchase of an additional 135 acres of land pursuant to a land purchase contract.  The total cost of this additional land was $550,000.   As of September 30, 2009, we had $450,000 remaining to be paid pursuant to this land purchase contract.

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds.  The portion for which we are obligated is currently estimated at $359,000.  Taxes levied on our property are used for paying the debt service on the bonds.  We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service.  The interest rate on the bonds is 7.75% annually.  The bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was approximately $1,033,000 as of September 30, 2009.

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

We raised a total of $1.2 million in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties.  We secured $1 million in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC).  We closed on these loans on May 22, 2009.  FNBO agreed that the $1.2 million in additional financing we secured for our corn oil extraction equipment was sufficient to satisfy its requirements.  We agreed to pay 4.70% interest on the $1 million loan from REED and 5.5% interest on the $200,000 FDDC loan.  Both loans are amortized over a period of five years and both loans require monthly payments.

Covenants

As of September 30, 2009, we were in compliance with all of our loan covenants.  However, we have recently had difficulty satisfying our loan covenants due to unfavorable operating conditions in the ethanol industry as of the end of our 2008 fiscal year and the beginning of our 2009 fiscal year.  If these unfavorable operating conditions return, we may not be able to continue to meet our loan covenants or other terms and conditions of our credit agreements.  However, management’s current financial projections indicate that we will be in compliance with our financial covenants for the fourth quarter of 2009 and we expect to remain in compliance thereafter.  If we fail to comply with the terms of our credit agreements with FNBO, and FNBO refuses to waive the non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans.

Application of Critical Accounting Policies

Management uses estimates and assumptions in preparing our consolidated financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and our reported revenues and expenses.  Of the significant accounting policies described in the notes to our consolidated financial statements, we believe that the following are the most critical:

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and long-term line of credit which bear variable interest rates.  As of September 30, 2009, we had $2,000,000 outstanding in variable interest rate loans.  The specifics of these loans are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $1,905,000 related to derivative instruments for the quarter ended September 30, 2009.  We recorded an increase to our cost of revenue of approximately $25,015,000 related to derivative instruments for the quarter ended September 30, 2008.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of September 30, 2009, we had price protection for approximately 1% of our expected corn usage for the next twelve months using CBOT futures and options and over-the-counter option contracts.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of September 30, 2009, we are committed to purchasing approximately 290,000 MMBtu’s of natural gas during our 2009 fiscal year, valued at approximately $1,626,000.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The following table presents the fair value of our derivative instruments as of September 30, 2009 and December 31, 2008 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
September 30, 2009	$8,445,962	$844,596
December 31, 2008	$21,607,078	$2,160,708

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments have occurred in the three month period ended September 30, 2009.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans which may result in our liquidation.  During the fourth quarter of 2008 and the first quarter of 2009, we experienced difficulty complying with the covenants contained in our credit agreements with First National Bank of Omaha (FNBO).  This was the result of difficult financial conditions in the ethanol industry.  We were not in compliance with various covenants as of December 31, 2008 and March 31, 2009.  However, we worked with FNBO to address these loan covenant issues and have secured amendments to our credit agreements and waivers of the non-compliance.  To date, we have taken all of the steps required by FNBO in exchange for these covenant waivers and were in compliance with our loan covenants as of June 30, 2009 and September 30, 2009.  However, the ethanol industry continues to experience difficult operating conditions and tight margins.  These difficult operating conditions may lead to future non-compliance with our loan covenants.  If we fail to comply with the terms of our loans, FNBO could deem us in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may have to liquidate or reorganize under Chapter 11 bankruptcy protection which could decrease or eliminate the value of our units.

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

LAKE AREA CORN PROCESSORS, LLC

Date:	November 13, 2009	/s/ Scott Mundt
Scott Mundt
Chief Executive Officer

Date:	November 13, 2009	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer