Form 10-K
period 2009-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2010-03-31
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Membership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☒ No

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s membership units held by non-affiliates of the registrant was $14,090,742.50 computed by reference to the most recent public offering price on Form S-4.

As of March 31, 2010, there are 29,620,000 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2009).  This information statement is referred to in this report as the 2010 Information Statement.

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

PART I.

ITEM 1.  BUSINESS.

Overview

Lake Area Corn Processors, LLC is a South Dakota limited liability company that currently owns and manages its wholly-owned subsidiary Dakota Ethanol, L.L.C.  Dakota Ethanol, L.L.C. owns and operates an ethanol plant located near Wentworth, South Dakota that has a nameplate production capacity of 40 million gallons of ethanol per year.  Lake Area Corn Processors, LLC is referred to in this report as “LACP,” the “company,” “we,” or “us.”  Dakota Ethanol, L.L.C. is referred to in this report as “Dakota Ethanol” or the “ethanol plant.”

Since September 4, 2001, we have been engaged in the production of ethanol and distiller’s grains.  Fuel grade ethanol is our primary product accounting for the majority of our revenue.  We also sell distiller’s grains, a principal co-product of the ethanol production process.  During our 2009 fiscal year, we completed the installation of equipment which allows us to extract corn oil from the distiller’s grains we produce which represents another co-product of the ethanol production process.  During our 2009 fiscal year, we processed approximately 17.1 million bushels of corn into approximately 47.6 million gallons of ethanol.  We also produced approximately 135,000 tons of distiller’s grains and 3.7 million pounds of corn oil in 2009.  In 2010, we anticipate that our ethanol and distiller’s grains production levels will be substantially the same as in fiscal year 2009.  However, we anticipate that our corn oil production will increase during our 2010 fiscal year since the equipment was only operational for a portion of our 2009 fiscal year.  We completed the installation of our corn oil equipment during the second quarter of our 2009 fiscal year.

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

Our ownership of Dakota Ethanol represents substantially our only asset and our only source of revenue.  Since we operate Dakota Ethanol as a wholly-owned subsidiary, we receive all revenues generated by Dakota Ethanol.  We distribute the revenues received from Dakota Ethanol to our unit holders in proportion to the number of units held by each member.

Financial Information

Please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our results of operations and “Item 8 - Financial Statements and Supplementary Data” for our audited consolidated financial statements.

Principal Products

The principal products produced at the ethanol plant are fuel grade ethanol, distiller’s grains and corn oil.

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains.  More than 99% of all ethanol produced in the United States is used in its primary form for blending with unleaded gasoline and other fuel products.  The vast majority of the ethanol that is produced in the United States uses corn as the feedstock in the ethanol production process.  Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. As of March 10, 2010, the Renewable Fuels Association estimates United States ethanol production capacity at more than 13.5 billion gallons.  However, due to current conditions in the ethanol market, the Renewable Fuels Association estimates that as much as 8% of the ethanol production capacity in the United States has been idled.  This is a reduction from the beginning of 2009 when as much as 20% of the ethanol production capacity in the United States may have been idled.

An ethanol plant is essentially a fermentation plant.  Ground corn and water are mixed with enzymes and yeast to produce a substance called “beer,” which contains approximately 15% alcohol, 11% solids and 74% water.  The “beer” is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content.  This product is then mixed with a certified denaturant such as gasoline to make the product unfit for human consumption and commercially saleable.

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

We began producing ethanol in September 2001.  For our fiscal year ended December 31, 2009, revenue from the sale of ethanol accounted for approximately 83% of our total revenue.  The following table shows the percentage of our total revenue that was derived from sales of ethanol for each of our last three fiscal years:

Fiscal Year	Percentage of Revenue from Sales of Ethanol
Ended December 31, 2009	83%
Ended December 31, 2008	86%
Ended December 31, 2007	89%

Distiller’s Grains

A principal co-product of the ethanol production process is distiller’s grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distiller’s grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Dry mill ethanol processing creates four forms of distiller grains: Distiller’s Wet Grains (“DWS”), Distiller’s Modified Wet Grains with Solubles (“DMWS”), Condensed Distiller’s with Solubles (“CDS”) and Distiller’s Dried Grains with Solubles (“DDGS”).  DWS is processed corn mash that contains approximately 70% moisture.  DWS has a shelf life of approximately seven days and can be sold only to consumers within the immediate vicinity of an ethanol plant.  DMWS is DWS that has been dried to approximately 50% moisture.  DMWS has a slightly longer shelf life of approximately ten days and is often sold to nearby markets.  CDS contains approximately 75% moisture and is marketed locally.  It has a shelf life of approximately thirty days.  DDGS is DWS that has been dried to between 10% and 12% moisture.  DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.  At our plant, the composition of the distiller’s grains we produce is approximately 1% DWS, 55% DMWS, 5% CDS and 39% DDGS.

For our fiscal year ended December 31, 2009, revenue from sales of distiller’s grains accounted for approximately 16% of our total revenue.  The following table shows the percentage of our total revenue that was derived from sales of distiller’s grains for each of our last three fiscal years:

Fiscal Year	Percentage of Revenue from Sales of Distiller’s Grains
Ended December 31, 2009	16%
Ended December 31, 2008	14%
Ended December 31, 2007	11%

Corn Oil

During our 2009 fiscal year, we commenced operating our corn oil extraction equipment which allows us to separate some of the corn oil contained in our distiller’s grains.  This is a new revenue source for our operations.

The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption without further refining.  However, corn oil can be used as the feedstock to produce biodiesel and has other industrial and feed uses.

For our fiscal year ended December 31, 2009, revenue from sales of corn oil accounted for approximately 1% of our total revenue.  We did not have any sales of corn oil prior to our 2009 fiscal year.

Incentive Revenue

We receive incentive revenue from the State of South Dakota associated with our production of ethanol.  During our 2009 fiscal year, this incentive revenue accounted for less than 1% of our total revenue.

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

Ethanol prices were lower during 2009 compared to 2008 as a result of decreased commodity prices generally.  However, ethanol prices increased towards the end of 2009 with a peak occurring in the middle of November 2009.  Management attributes this peak in ethanol prices with corn price increases that were experienced due to unfavorable weather conditions during the harvest of 2009.  Please see our “Item 7 - Management’s

Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of anticipated ethanol prices.

Distiller’s Grains

Distiller’s grains are typically used as an animal feed substitute.  Distiller’s grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal.  We primarily market our distiller’s grains through a third-party marketer.  However, we market a portion of our distiller’s grains directly into our local market without the assistance of a third party marketer.  A majority of our distiller’s grains are sold to consumers in the United States.  However, distiller’s grains exports have increased recently as distiller’s grains have become a more accepted animal feed substitute.  We anticipate that distiller’s grains exports will continue to increase to countries that have animal feeding industries.  We anticipate that a majority of our distiller’s grains will continue to be sold in the domestic market.

Below is a chart showing the market price for distiller’s grains compared to corn and soybean meal prices during our last three fiscal years.

Distribution of Principal Products

Ethanol Distribution

On November 30, 2005, we entered into an Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group (“RPMG”) of Shakopee, Minnesota, for the purposes of marketing and distributing our ethanol. On April 1, 2007, we became an owner of RPMG by making a capital contribution to RPMG.  Our capital contribution was $605,000, of which $105,000 was paid at the time we became an owner of RPMG and the balance was paid over time with a portion of our ethanol sales revenue.  We have fully paid our capital contribution to RPMG.  We became a party to RPMG’s operating agreement, executed a contribution agreement that governs the funding of our capital contribution to RPMG, and entered into a new member ethanol fuel marketing agreement for members of RPMG.  Becoming an owner of RPMG allows us to share any profits made by RPMG and reduces the fees that we pay RPMG to market our ethanol.  Pursuant to our member ethanol fuel marketing agreement, we use a pooled marketing arrangement, which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG.  RPMG pays us a netback price per gallon that is based on the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based on each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.

Distiller’s Grains Distribution

Other than the distiller’s grains that we market locally without a third party marketer, our distiller’s grains are marketed by RPMG, the same entity that markets our ethanol and corn oil.  On July 15, 2008 we entered into a distiller’s grains marketing agreement with RPMG.  The initial term of our distiller’s grains marketing agreement with RPMG is two years.  Our distiller’s grains marketing agreement with RPMG automatically renews for additional one-year terms unless notice is given as provided by the distiller’s grains marketing agreement.  We pay RPMG a commission based on each ton of distiller’s grains sold by RPMG.

Beginning on December 1, 2005, we began marketing some of our distiller’s grains to our local market without the use of an external marketer.  Shipments of these products are made to local markets by truck.  This has allowed us to sell less distiller’s grains in the form of DDGS which has decreased our natural gas usage and increased our revenues from the sale of distiller’s grains.

Corn Oil Distribution

We market all of our corn oil through RPMG, which is the same entity that markets our ethanol and distiller’s grains.  On August 11, 2009, we executed a corn oil marketing agreement with RPMG.  Pursuant to the corn oil marketing agreement, RPMG agreed to market all of the corn oil we produce.  The initial term of the agreement is for one year.  The agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed.  We agreed to pay RPMG a commission based on each pound of  our corn oil that is sold by RPMG.

New Products and Services

During our fiscal year ended December 31, 2009, we began extracting corn oil from our distiller’s grains which represents a new product for us.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions.  We were granted a license by Broin and Associates, Inc., the company that designed and built the ethanol plant, to use certain ethanol production technology necessary to operate our ethanol plant.  The cost of the license granted by Broin was included in the amount we paid to Broin to design and build our ethanol plant.

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol and distiller’s grains is corn.  To operate at a nameplate capacity of 40 million gallons, the plant requires a supply of approximately 14 million bushels of corn annually.  The plant currently operates in excess of its nameplate capacity, producing approximately 47.5 million gallons of ethanol annually from approximately 17.1 million bushels of corn.  The area surrounding the ethanol plant currently provides an ample supply of corn to meet and exceed our raw material requirements for the nameplate and actual production capacity of the plant.

Recently, the United States has experienced record corn crops, including the largest corn crop which was harvested in the fall of 2007, the third largest corn crop which was harvested in the fall of 2008 and the second largest corn crop harvested in the fall of 2009.  Despite these record corn crops, corn prices have recently been extremely volatile, including a record spike in corn prices during the middle of our 2008 fiscal year.  The Midwest experienced significant flooding and poor weather during the early part of the 2008 growing season. This caused corn prices to increase significantly on fears that the corn harvest in the fall of 2008 would not be sufficient to meet demand.  As a result, corn prices peaked in late June and early July 2008, with prices reaching as high as $8.00 per bushel.  Following the unfavorable weather conditions in the early part of the 2008 growing season was nearly ideal weather conditions.  This, along with the collapse of the world financial markets and a general downturn in the global commodities market, resulted in a significant decrease in corn prices during the second half of our 2008 fiscal year.  Corn prices remained lower for much of our 2009 fiscal year.  However, extremely wet weather during the fall of 2009 significantly delayed the 2009 harvest.  Management believes that this, along with early improvements in the world economy, led to an increase in corn prices during the fall of 2009.

Recently corn prices have decreased due to the significant amount of corn harvested in the fall of 2009 and a potential increase in the number of acres of corn that is anticipated to be planted in the spring of 2010.  There is some concern regarding the quality of the corn that was harvested in the fall of 2009 due to the wet weather conditions.  Corn that is of poor quality could result in decreased ethanol yields per bushel of corn which could negatively impact our operations.  Poor quality corn could also negatively impact distiller’s grains prices.

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

In February 2009, we entered into an agreement with John Stewart & Associates (“JS&A”) to provide us with consulting services related to our risk management strategy.  We agreed to pay JS&A a fee of $2,500 per month to assist us in making risk management decisions regarding our commodity purchases.  The initial term of the agreement is one year and thereafter it renews on a month-to-month basis.

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

Natural Gas

Natural gas is an important input to our manufacturing process.  We use natural gas to dry our distiller’s grains products to moisture contents at which they can be stored for long periods of time.  This allows the distiller’s grains we produce to be transported greater distances which allows them to serve broader livestock markets, including poultry and swine markets in the continental United States.  We contract with NorthWestern Energy for our natural gas.  Under our agreement, the price for our natural gas is based on market rates.  The agreement is in effect until 2011 and is renewable for an additional ten-year term, unless the agreement is terminated.  Since operations commenced in 2001, there have been no interruptions in the supply of natural gas from NorthWestern Energy, and all of our natural gas requirements have been met.  Recently we have experienced significant decreases in natural gas prices which have followed energy and commodity prices generally.  We anticipate that natural gas prices will continue to remain low so long as the global economic recession persists with the typical premium natural gas prices during the winter months.  However, should we experience supply interruptions during our 2010 fiscal year, such as from hurricane activity in the Gulf Coast region of the United States, we may experience higher natural gas prices.

Below is a chart showing the spot market price of natural gas during our last three fiscal years.

Electricity

Electricity is necessary for lighting and powering much of the machinery and equipment used in the production process.  We contract with Sioux Valley Energy, Inc. to provide all of the electric power and energy requirements for the ethanol plant.   The agreement is in effect until 2011 and automatically renews for five-year terms, unless at least 18 months notice is given by either party to terminate the agreement prior to the expiration of the current term.  We have had no interruptions or shortages in the supply of electricity to the plant since operations commenced in 2001.

Water

Water is a necessary part of the ethanol production process.  It is used in the fermentation process and to produce steam for the cooking, evaporation, and distillation processes.  We contract with Big Sioux Community Water System, Inc. to supply and meet our water requirements for the ethanol and distiller’s grains production process.  Our agreement with Big Sioux is for a five-year term commencing in August 2009 and is renewable for five year terms.  Since our operations commenced in September 2001, we have had no interruption in the supply of water and all of our requirements have been met.

Seasonal Factors in Business

We anticipate some seasonality of demand for ethanol during the summer months that coincides with increases in gasoline demand.  Since ethanol is typically blended with gasoline, when gasoline demand changes, ethanol demand typically correspondingly changes.  In addition, we experience some seasonality in the price we pay for natural gas with premium pricing during the winter months.  This increase in natural gas prices coincides with increased natural gas demand for heating needs in the winter months.

Working Capital

In order to protect the price of our inputs, namely corn and natural gas, we enter into hedging transactions that are designed to limit our exposure to increases in the price of corn and natural gas.  As a result of the volatility of corn prices during our 2008 fiscal year, decreasing corn prices had a significant impact on the cash we had available for working capital at the end of our 2008 fiscal year. We experienced historic high prices for corn during the early part of July 2008 and these prices decreased significantly during the remaining months of our 2008 fiscal year.  The result of this volatility is that we were forced to dedicate significant amounts of cash to meet margin calls associated with our derivative instruments and we experienced significant losses on our risk management activities.  On October 7, 2008, we liquidated all of our futures and options positions in order to preserve our liquidity.  This resulted in an approximately $7.5 million realized loss on our derivative instruments which we recorded during our fourth fiscal quarter of 2008.  Following October 7, 2008, we adjusted our risk management strategy to limit its impact on the cash we have available to continue our operations.  We anticipate that the changes we made will decrease our exposure to significant hedging losses during times when corn prices are volatile which can affect the amount of working capital we have available.

Dependence on One or a Few Major Customers

As discussed above, we have entered into marketing agreements with RPMG to market our ethanol, distiller’s grains and corn oil.  Therefore, we anticipate relying on RPMG to market almost all of our products, except for those distiller’s grains that we market locally.  Our financial success will be highly dependent on RPMG’s ability to market our products at competitive prices.  Any loss of RPMG as our marketing agent or any lack of performance under these agreements or inability to secure competitive prices could have a significant negative impact on our revenues.

Our Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do.  We believe that due to our currently low debt load and our ready access to raw materials to produce ethanol, we compete favorably in the ethanol industry.  During 2008 and 2009, there was relatively slower growth in the number of new ethanol producers entering the market due to high corn prices and relatively lower ethanol prices as compared to 2006 and 2007.  We anticipate that ethanol production will continue to increase in order to meet the ethanol use mandates included in the Federal Renewable Fuels Standard.  However, we also expect increased competition from other forms of renewable energy, specifically cellulosic ethanol.

Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose.  Many of the government incentives that have been passed, including the expanded Renewable Fuels Standard and the 2008 Farm Bill, have included significant incentives to assist in the development of commercially viable cellulosic ethanol.  Currently, the technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale, however, due to these government incentives, we anticipate that commercially viable cellulosic ethanol technology will be developed in the near future.  Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol.  If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high.  Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.  We do not believe it would be feasible to convert our ethanol plant to utilize cellulosic ethanol production technology.

In December 2009, the California Office of Administrative Law approved the Low Carbon Fuel Standard (“LCFS”) for implementation.  The LCFS is an attempt to achieve a 10% reduction in motor vehicle’s emissions of greenhouse gases by 2020 through the use of low-carbon fuels like hydrogen or cellulosic ethanol.  The LCFS attempts to consider the life cycle carbon content of all fuels used in California by taking into account indirect land use change theories when determining a fuel’s potential for reducing emissions of greenhouse gases.  Currently, most corn based ethanol would not meet the criteria of the LCFS which may in turn limit the demand for corn based ethanol and increase the demand for ethanol derived from sugarcane or cellulose based feedstocks.  Renewable fuels that do not use corn as the primary feedstock may be an important competitive factor facing our company given the LCFS adopted in California.  There have been announcements of several other states looking at similar legislation.

Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service.  We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  According to the Renewable Fuels Association, as of March 10, 2010, the ethanol industry has grown to 201 production facilities in the United States. There are approximately 15 plants currently under construction or expansion.  The Renewable Fuels Association estimates that the United States ethanol industry has capacity to produce approximately 13.5 billion gallons of ethanol per year, however the Renewable Fuels Association estimates that as much as 8% of this production capacity may be idled due to current conditions in the ethanol industry.  However, this is a decrease from the beginning of 2009 when as much as 20% of the ethanol production capacity in the United States was idled.  The new ethanol plants under construction along with the plant expansions under construction could push United States production of fuel ethanol in the near future to nearly 14.6 billion gallons per year.  Further, should financial conditions in the ethanol industry improve, some or all of the idled production capacity may resume production of ethanol and distiller’s grains within a short period of time which could increase the supply of ethanol and distiller’s grains significantly.

The largest ethanol producers include POET, Archer Daniels Midland, Green Plains Renewable Energy, Valero Renewable Fuels and Hawkeye Renewables each of which are capable of producing significantly more ethanol than we produce.  Valero Renewable Fuels purchased 8 ethanol plants in early 2009 with capacity to produce 780 million gallons of ethanol per year from VeraSun Energy through its Chapter 11 Bankruptcy auction.  Valero is a large gasoline refiner and it owns retail level gasoline distribution.  Valero’s involvement in both the ethanol and gasoline blending industries may allow Valero to realize economies of scale and favorable operating conditions that may negatively impact other ethanol producers, including us.  In addition to the VersaSun bankruptcy, Hawkeye Renewables LLC filed for Chapter 11 bankruptcy on December 21, 2009.  Hawkeye Renewables owns two ethanol plants and is a subsidiary of Hawkeye Energy Holdings.  While Hawkeye Renewables planned to exit Chapter 11 bankruptcy in 60 to 90 days and does not anticipate ceasing its operations, this plan may not be realized.  If the ethanol plants owned by Hawkeye Renewables are sold, it may lead to further consolidation of the ethanol industry.

Many in the ethanol industry believe that the ethanol industry is ripe for consolidation.  Several ethanol production companies have recently filed for bankruptcy which may result in consolidation of the ethanol industry depending on whether the ethanol plants of these companies are purchased by other large ethanol production companies.  This may result in a few large companies controlling a significant amount of the ethanol production in the United States.  These large ethanol producers may influence the ethanol industry in a manner that is not beneficial to us.

The following table identifies the largest ethanol producers in the United States along with their production capacities according to the Renewable Fuels Association.

U.S. FUEL ETHANOL PRODUCTION CAPACITY

BY TOP PRODUCERS

Producers of Approximately 400

million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)

POET Biorefining	1,537.0	5.0

Archer Daniels Midland	1,450.0	275

Valero Renewable Fuels	1,130.0

Green Plains Renewable Energy	480.0

Hawkeye Energy Holdings, LLC	420.0

Updated: March 10, 2010

Competition with Ethanol Imported from Other Countries

Ethanol production is also expanding internationally.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination on importation to the United States under a program known as the Caribbean Basin Initiative (CBI).  Some ethanol producers, including Cargill, have started taking advantage of this situation by building dehydration plants in participating Caribbean Basin countries, which convert ethanol into fuel-grade ethanol for shipment to the United States.  The CBI import quota for ethanol in 2009 was approximately 622 million gallons of ethanol.  Therefore, up to 622 million gallons of ethanol were eligible to enter the United States duty free in 2009 from participating countries in Central America and the Caribbean region.  This import quota is equal to 7% of the total United States consumption of ethanol at the end of September each year.  The 2010 CBI import quota was recently announced as approximately 740 million gallons. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.  Further, despite the fact that there is a significant amount of ethanol produced in the United States, ethanol produced abroad and shipped by sea may be a more favorable alternative to supply coastal cities that are located on international shipping ports.

Competition from Alternative Fuels

Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol.  Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development.  The major oil companies have significantly greater resources than we have to market other additives, to develop alternative products, and to influence legislation and public perception of ethanol.  These companies also have sufficient resources to begin production of ethanol should they choose to do so.  In 2009, Valero Renewable Fuels, purchased 8 ethanol plants from the VeraSun Energy bankruptcy auction with capacity to produce 780 million gallons of ethanol per year.  This may be a signal of further involvement by major oil companies in the renewable fuels industry.  We may not be able to compete with the resources of these large oil companies.

Further, recent governmental incentives included in both the 2008 Farm Bill and President Obama’s stimulus plans have targeted government incentives at certain advanced renewable fuels such as cellulosic ethanol.  The purpose of these incentives is to develop alternative energy sources from feedstocks other than corn.  These incentives may benefit producers of other alternative fuels in a manner that makes the ethanol we produce not competitive and could negatively impact our operations.

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

General Ethanol Demand and Supply

According to the Renewable Fuels Association, demand for fuel ethanol in the United States continued to increase in 2009.  Domestic ethanol demand was approximately 10.94 billion gallons in 2009 according to Renewable Fuels Association statistics.  Further, domestic ethanol production is estimated by the RFA to be 10.75 billion gallons.  However, we believe that current ethanol production capacity in the United States is significantly higher than ethanol demand which we believe negatively impacts ethanol prices.  If the supply of ethanol continues to increase at a more rapid rate than demand, the price at which we can sell our ethanol may decrease.  The ethanol industry must continue to grow demand for ethanol in order to support current ethanol prices and allow the ethanol industry to remain profitable.

Ethanol is typically blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E85 used in flex fuel vehicles.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2010 or 2011.  The RFS requires that 36 billion gallons of renewable fuels be used each year by 2022.  Many believe that it will not be possible to meet the RFS without allowing the use of higher ethanol blends in standard vehicles.

Recently, the United States Environmental Protection Agency has been researching increasing the amount of ethanol that can be blended with gasoline for use in standard vehicles from 10% to 15%.  However, the EPA has delayed a decision until sometime in 2010 with respect to a 15% blend.  Management believes that increasing ethanol blends to 15% for use in standard vehicles will increase demand for ethanol and would likely positively impact ethanol prices.  Management believes that this could increase ethanol demand by as much as 7 billion gallons per year.  However, a 15% blend will also likely result in companies building new ethanol plants or expanding their current ethanol plants, which could lead to further overcapacity in the ethanol industry if supply capacity continues to eclipse demand.  In addition, based on comments made by the EPA, some in the ethanol industry believe the EPA is considering allowing the use of a 15% ethanol blend only for vehicles produced in the model year 2001 and later.  Such a restriction could lead to gasoline retailers deciding not to carry a 15% ethanol blend because many of their customers would not be permitted to use the 15% blend.  If this were to occur, it would significantly reduce any ethanol demand increases that could result from such a 15% blend.  Management anticipates that without an increase in the amount of ethanol that can be blended into gasoline for use in standard vehicles, ethanol demand may not significantly increase past current levels which may result in ethanol supply capacity continuing to exceed ethanol demand for the foreseeable future.

The institution of higher blends of ethanol, such as a 15% blend, is a contentious issue.  Automobile manufacturers and environmental groups have fought against higher ethanol blends.  Currently, state and federal regulations prohibit the use of higher ethanol blends in standard vehicles and vehicle manufacturers have indicated that using higher blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Due to this opposition to higher percentage ethanol blends, it is difficult to predict whether such blends will be approved and the effect such approval will have in the ethanol market.

We anticipate that the current low price for gasoline may not increase demand for ethanol as quickly as gasoline prices have in the past.  When gasoline prices were very high, ethanol prices were comparatively much lower and represented a significant cost savings to fuel blenders who blended ethanol with conventional gasoline.  Therefore, fuel blenders used a significant amount of ethanol in order to reduce gasoline costs in an effort to compete more favorably in the gasoline market.  During periods of time when gasoline prices are high, fuel blenders are expected to voluntarily blend ethanol with gasoline due to the favorable spread in price between gasoline and ethanol.  However, in times when gasoline prices are low, blending ethanol does not present the same economies to fuel blenders who we anticipate will only blend as much ethanol as is required.

Demand for ethanol in the future may increase as a result of increased consumption of E85 fuel. E85 is a blend of 85% ethanol and 15% gasoline.  The National Ethanol Vehicle Coalition reports as of February 1, 2010, that there are approximately 2,100 retail gasoline stations supplying E85.  While the number of retail E85 suppliers increases significantly each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  According to the RFA, as of February 2009, there are more than 7 million flex fuel vehicles on the road in the United States.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol as a result of E85 consumption.  However, we anticipate that the number of flex fuel vehicles will not increase at a fast enough rate to significantly increase ethanol demand to meet the RFS in future years as well as projected ethanol supply capacity.  We believe this is especially true as a result of the current global economic climate and the difficulties being experienced by the automobile industry.  As automobile sales fall, the number of flex fuel vehicles that enter the market each year will also fall.  Further, the automobile industry may not be in a position to continue to develop technology that utilizes more ethanol when the automobile industry is struggling financially.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol, distiller’s grains and corn oil.

Governmental Regulation

Costs and Effects of Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports.  One significant federal ethanol support is the Renewable Fuels Standard (the “RFS”).  The RFS requires that in each year, a certain amount of renewable fuels be utilized in the United States.  The RFS required the use of approximately 11 billion gallons of renewable fuels in 2009.  The RFS increases to approximately 13 billion gallons of renewable fuels for 2010, increasing to 36 billion gallons in 2022.  The new RFS also has a provision that requires the use of “advanced” renewable fuels.  These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol.  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.

Recently the RFS has come under scrutiny.  As discussed above, many in the ethanol industry believe that it is not possible to reach the RFS requirement in coming years without allowing higher percentage blends of ethanol to be used in standard (non-flex fuel) vehicles due to the blending wall.  The RFS mandate requires that 36 billion gallons of renewable fuels be used each year by 2022 which equates to approximately 27% renewable fuels used per gallon of gasoline sold.

In February 2010, the EPA issued regulations governing the RFS starting in 2010 and going into the future.  This is commonly referred to as RFS2.  The most controversial part of RFS2 revolves around what is commonly referred to as the lifecycle analysis of greenhouse gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, with regular renewable fuels required to accomplish a 20% greenhouse gas reduction, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these greenhouse gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement.  RFS2 provides that corn-based ethanol does meet the definition of a renewable fuel under the RFS program if it is produced using modern production technology.  Our ethanol plant is grandfathered into the RFS so we are not required to prove that we meet the lifecycle greenhouse gas reduction requirements.  Certain provisions of RFS2 may disproportionately benefit ethanol produced from sugarcane.  This could make ethanol produced from sugarcane more competitive in the United States ethanol market which could reduce demand for the ethanol that we produce.  Further, the California LCFS may result in Brazilian sugarcane based ethanol being more competitive in the California market.

The use of ethanol as an alternative fuel source has been aided by federal tax policy.  On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend).  Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund.  In place of the exemption, the bill created a new volumetric ethanol excise tax credit of 4.5 cents per gallon of ethanol blended at 10%.  The VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol.

On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill were enacted into law.  Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects.   The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology.  The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees.  The 2008 Farm Bill also modifies the ethanol fuels credit from 51 cents per gallon to 45 cents per gallon beginning in 2009.  Further, the bill extends the 54 cent per gallon ethanol tariff on imported ethanol for two years, to January 2011.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations, and we have been required to obtain a number of environmental permits to construct and operate the plant.  We have obtained all of the necessary permits to operate the plant.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional permits or spend considerable resources on complying with such regulations.  In addition, we may be required to purchase and install equipment for controlling and improving emissions.  During our 2009 fiscal year, our costs of environmental compliance were approximately $30,000.  We anticipate that our environmental compliance costs will be approximately $200,000 during our 2010 fiscal year.

We are subject to environmental oversight by the EPA.  There is always a risk that the EPA may enforce certain rules and regulations differently than South Dakota’s environmental administrators.  South Dakota or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant.  Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of property.

The government’s regulation of the environment changes constantly.  It is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  In addition, in the future our industry may be negatively impacted by the effects of climate change legislation, specifically legislation aimed at reducing greenhouse gas emissions.  In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The Supreme Court directed the EPA to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act.  Additionally, legislation is pending in Congress on a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system which could affect how our plant is regulated.  Further, the California LCFS has signaled greater interest by the states in regulating greenhouse gas emissions.  If the EPA or the State of South Dakota were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment.  Compliance with any future regulation of carbon dioxide or other greenhouse gas emissions, could require us to use our capital resources to comply with these environmental regulations.

Furthermore, plant operations are governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of operating the plant may increase.  Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Employees

As of March 31, 2010, we had a total of 38 full-time employees.  We do not expect to hire a significant number of employees in the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States.  All of the products sold to our customers for fiscal years 2009, 2008 and 2007 were produced in the United States and all of our long-lived assets are domiciled in the United States.  We have engaged a third-party professional marketer which decides where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketer.  Therefore, some of our products may be sold outside of the United States.

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

Risks Relating to Our Business

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans.  At the end of our 2008 fiscal year and the beginning of our 2009 fiscal year, we were not in compliance with all of our financial loan covenants due to tight operating margins and unfavorable conditions in the ethanol industry.  We have addressed all of these prior loan non-compliances and we are currently in compliance with all of our financial loan covenants.  Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months.  However, unforeseen circumstances may develop which could result in us violating our loan covenants.  If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

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

The prices for and availability of natural gas are subject to volatile market conditions, including supply shortages and infrastructure incapacities.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and distiller’s grains for our customers.  During the end of 2005 and early 2006, natural gas supply disruptions as a result of hurricanes in the Gulf Coast led to historically high natural gas prices.  At any time, similar supply disruptions may increase the price we pay for natural gas.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.

Increases in the price we pay for corn and natural gas, without corresponding increases in the price we receive for our ethanol and distiller’s grains, may make our ethanol plant operate unprofitably which could reduce or eliminate the value of our units.

The spread between ethanol and corn prices can vary significantly which could prevent us from operating the ethanol plant profitably.  Corn costs significantly impact our cost of goods sold.  The spread between the price of ethanol and the price we pay per bushel of corn has fluctuated significantly in the past and may fluctuate significantly in the future.  At the beginning of our 2009 fiscal year, we experienced losses due to our raw material costs being higher than our revenues related to relatively higher natural gas and corn costs compared to the price we received for our ethanol.  The spread between the price of ethanol and price of corn may continue to be volatile and may lead to volatility in our net income which could lead to negative operating margins in the future.  Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, could prevent us from operating the ethanol plant profitably.  Our inability to operate the ethanol plant profitably for an extended period of time may reduce or eliminate the value of our units.

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

The selling price of ethanol peaked in the middle of 2008 and has been significantly lower since that time.  We anticipate the price of ethanol to be volatile as a result of the current economic uncertainty along with changes in the relationship between ethanol supply and demand.  The interaction of the new ethanol supply and demand will likely create swings in the price of ethanol into the foreseeable future.  Should ethanol demand continue to expand at a slower pace than increases in ethanol supply, we anticipate the selling price of ethanol to continue to decrease.  Further, we anticipate that increases in ethanol supply will also lead to increases in distiller’s grains supply.  If the increased supply of distiller’s grains is not also met with corresponding increases in distiller’s grains demand, it may reduce the selling price of distiller’s grains.  As the ethanol industry continues to grow, we anticipate volatility in the price of both ethanol and distiller’s grains which makes future price projections unreliable.  Any downward changes in the price of ethanol and/or distiller’s grains will result in less revenue and may impact our ability to operate profitably.

Our business is not diversified.  Our success depends on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distiller’s grains and corn oil.  If economic or political factors adversely affect the market for ethanol, distiller’s grains and corn oil, we may not be able to continue our operations. Our business would also be significantly harmed if our ethanol plant could not operate at full capacity for any extended period of time.  This could reduce or eliminate the value of our units.

Our inability to secure credit facilities we may require in the future may negatively impact our liquidity.  Due to current conditions in the credit markets, it has been difficult for businesses to secure financing.  While we do not currently require more financing than we have, in the future we may need additional financing.  If we require financing in the future and we are unable to secure such financing, or we are unable to secure the financing we require on reasonable terms, it may have a negative impact on our liquidity.  This could negatively impact the value of our units.

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

Our product marketer may fail to market our products at competitive prices which may cause us to operate unprofitably.  RPMG is the sole marketer of all of our ethanol, corn oil and distiller’s grains, and we rely heavily on its marketing efforts to successfully sell our products.  Because RPMG sells ethanol, corn oil and distiller’s grains for a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent upon the financial health of RPMG as substantially all of our revenues are attributable to RPMG’s sales.  If RPMG breaches our marketing agreements or it cannot market all of the ethanol, corn oil and distiller’s grains we produce, we may not have any readily available means to sell our ethanol, corn oil and distiller’s grains and our financial performance could be negatively affected.  While we market a portion of our distiller’s grains internally to local consumers, we do not anticipate we would have the ability to sell all of the distiller’s grains, corn oil and ethanol we produce ourselves.  If our agreements with RPMG terminate, we may seek other arrangements to sell our ethanol, corn oil and distiller’s grains, including selling our own product, but we may not be able to achieve results comparable to those achieved by RPMG which could harm our financial performance.

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

Risks Related to Ethanol Industry

Valero, a large gasoline blending company, purchased 8 ethanol plants from the VeraSun bankruptcy which may signal further involvement in the ethanol industry by large oil companies which may influence the ethanol industry in ways that harms our business.  Valero Renewable Fuels purchased 8 ethanol plants from the VeraSun Energy bankruptcy auction.  These ethanol plants have a total nameplate production capacity of 780 million gallons of ethanol.  Valero is involved in the gasoline blending and retail gasoline sales industries.  Now, Valero owns ethanol production capacity that would allow Valero to produce a portion of the ethanol that it is required to blend with gasoline.  This may allow Valero to realize economies in the production and sale of ethanol that we are not able to realize.  Further, this may signal increased involvement by large oil companies in the ethanol industry.  Many of these oil companies have significantly greater resources than we have. We may not be able to compete effectively with Valero or other large oil companies which may result in our inability to operate our ethanol plant profitably.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry which could decrease the selling prices of our products and cause us to operate unprofitably.  The supply of domestically produced ethanol is at an all-time high.  As of March 10, 2010, there were 201 ethanol plants nationwide with the capacity to produce more than 13.5 billion gallons of ethanol annually.  An additional approximately 15 plants are currently under construction or expansion, which will add an additional estimated 1.0 billion gallons of annual production capacity.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the selling price of ethanol to decline.  The market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our future profitability.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers.  There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States.  The passage of the Energy Policy Act of 2005 included a renewable fuels mandate.  The Energy Independence and Security Act of 2007 increased the RFS to 36 billion gallons by 2022.  Further, some states have passed renewable fuel mandates.  These increases in ethanol demand have encouraged companies to enter the ethanol industry.  The largest ethanol producers include POET, Archer Daniels Midland, Green Plains Renewable Energy, Valero Renewable Fuels and Hawkeye Renewables, LLC, all of which are each capable of producing more ethanol than we produce.  We may not be able to compete effectively with these larger ethanol producers.  Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market.  These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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

Ethanol imported from Brazil may be a less expensive alternative to our ethanol.  Brazil is currently the world’s largest exporter of ethanol.  Until recently, Brazil was also the world’s largest producer of ethanol.  In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar.  Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated. Further, the new

California LCFS may increase demand for sugarcane based ethanol which could significantly benefit ethanol imported from Brazil.  Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably and adversely affect our financial condition.

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

Risks Related to Regulation and Governmental Action

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles.  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2010 or 2011.  In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles.  Such higher percentage blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends.  Currently, state and federal regulations prohibit the use of higher percentage ethanol blends in standard vehicles and vehicle manufacturers have stated that using higher percentage ethanol blends in standard vehicles would void the manufacturer’s warranty.  Recently, the EPA was expected to make a ruling on using higher percentage blends of ethanol such as E15, however, the EPA deferred making a decision on this issue until 2010.  Further, some believe the EPA is considering only approving a 15% ethanol blend for vehicles produced in model year 2001 and later.  This may lead to gasoline retailers refusing to carry a 15% ethanol blend even if it is approved.  Without an increase in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably which could reduce or eliminate the value of our units.

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

Changes in environmental regulations or violations of the regulations could reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  In the future, permit requirements may change or we may exceed certain limits in our permits that may lead to regulatory actions by the State of South Dakota or the EPA.  Further, we may be required to secure additional permits in the future which may be costly and may affect our ability to operate the ethanol plant.  We may also be subject to litigation by environmental advocacy groups and other parties based on actual or alleged violations of environmental laws.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance with environmental laws as well as litigation concerning environmental laws could be significant and reduce our profitability and negatively affect our financial condition.

Regulation of carbon dioxide and other greenhouse gases could adversely affect our financial performance.  In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The Supreme Court directed the EPA to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act.  Additionally, legislation is pending in Congress on a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system and California recently instituted a Low Carbon Fuel Standard requiring a 10% reduction in GHG emissions from transportation fuels by 2020.  While this standard is currently being challenged by various lawsuits, implementation of such a standard may have an adverse impact on the market for corn-based ethanol.

Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere.  While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of South Dakota were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Further, compliance with the California Low Carbon Fuel Standard may reduce demand significantly for our ethanol.  Compliance with any future regulation of carbon dioxide and other greenhouse gases, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2.  PROPERTIES.

We own Dakota Ethanol as a wholly-owned subsidiary.  The ethanol plant is located on Dakota Ethanol’s 212-acre rural site near Wentworth, South Dakota. During our 2008 fiscal year, we purchased 135 acres of additional land that is adjacent to our current property.  The total cost of this additional land was $550,000.  All of our operations occur at our plant in Wentworth, South Dakota.

All of Dakota Ethanol’s tangible and intangible property, real and personal, serves as the collateral for debt financing with First National Bank of Omaha described below under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

ITEM 3.  LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, Dakota Ethanol or Lake Area Corn Processors may be named as a defendant in legal proceedings related to various issues, including, worker’s compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the managers that could result in the commencement of material legal proceedings.

ITEM 4.  (REMOVED AND RESERVED).

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

Unit Holders

As of March 31, 2010, the company had 29,620,000 membership units issued and outstanding and a total of approximately 1,026 unit holders.  There is no other class of membership unit issued or outstanding.

Bid and Asked Prices

The following table contains information concerning completed unit transactions that occurred during the last two fiscal years.  Our bulletin board trading system does not track bid and asked prices and therefore we only have information concerning completed unit transactions.

Period	Low Price	High Price	Average Price	# of Units Matched
2008 1st Quarter	$2.77	$2.90	$2.84	112,000
2008 2nd Quarter	$2.36	$2.80	$2.65	136,500
2008 3rd Quarter	$2.35	$2.35	$2.35	10,000
2008 4th Quarter	$—	$—	$—	—
2009 1st Quarter	$1.90	$1.90	$1.90	5,000
2009 2nd Quarter	$1.04	$1.04	$1.04	5,000
2009 3rd Quarter	$1.25	$1.70	$1.39	15,000
2009 4th Quarter	$0.99	$1.11	$1.06	31,235

“—“ Indicates no unit transactions were completed.

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

2009 Distributions

We did not make any distributions to our members during our 2009 fiscal year.

2008 Distributions

In fiscal year 2008, Dakota Ethanol made total cash distributions to LACP of approximately $1,700,000.  As a result, our board of managers approved one cash distribution to our members totaling $1,481,000.  The following chart lists the cash distribution made to our members in fiscal year 2008:

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

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG LAKE AREA CORN

PROCESSORS, LLC, NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON JAN. 01, 2005

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2009

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data, which is derived from our audited financial statements for the periods indicated.  The selected consolidated balance sheet financial data as of December 31, 2007, 2006 and 2005 and the selected consolidated income statement data and other financial data for the years ended December 31, 2006 and 2005 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of December 31, 2009 and 2008 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended December 31, 2009 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with (i) the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K; (ii) “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and (iii) “Item 1A Risk Factors” found elsewhere in this Form 10-K.  Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2009	2008	2007	2006	2005
Revenues	$90,340,642	$111,778,588	$103,739,699	$103,889,412	$80,020,970

Cost of Revenues	$81,659,486	$125,413,056	$80,977,667	$50,792,418	$63,201,108

Gross Profit (Loss)	$8,681,156	$(13,634,468)	$22,762,032	$53,096,994	$16,819,862

Operating Expense	$(2,957,809)	$(3,534,274)	$(3,721,813)	$(3,938,845)	$(3,610,590)

Income (Loss) From Operations	$5,723,347	$(17,168,742)	$19,040,219	$49,158,149	$13,209,272

Other Expense	$(793,658)	$(656,303)	$(695,043)	$(1,008,300)	$(1,089,364)

Other Income (Expense)	$(54,920)	$1,211,596	$(339,971)	$121,719	$238,705

Minority Interest in Subsidiary Income	$—	$—	$—	$(2,235,776)	$(1,494,029)

Net Income (Loss)	$4,874,769	$(16,613,449)	$18,005,205	$46,035,792	$10,864,584

Capital Units Outstanding	29,620,000	29,620,000	29,620,000	29,620,000	29,620,000
Net Income Per Capital Unit	$0.16	$(0.56)	$0.61	$1.55	$0.37
Cash Distributions per Capital Unit	$0.00	$0.05	$0.60	$0.45	$0.32

Balance Sheet Data:	2009	2008	2007	2006	2005
Working Capital	$2,372,783	$(3,068,598)	$16,054,455	$17,220,709	$1,940,335
Net Property, Plant & Equipment	$32,445,979	$34,531,667	$35,345,093	$35,695,754	$33,468,374
Total Assets	$58,625,220	$58,206,448	$73,554,744	$72,381,310	$42,946,122
Long-Term Obligations	$3,923,596	$5,664,276	$5,077,137	$6,921,695	$8,601,196
Minority Interest	$—	$—	$—	$—	$3,234,649
Member’s Equity	$43,733,907	$38,859,138	$56,953,587	$56,720,382	$24,013,590
Book Value Per Capital Unit	$1.48	$1.31	$1.92	$1.91	$0.81

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

Results of Operations

Comparison of Years Ended December 31, 2009 and 2008.

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2009 and 2008:

	2009		2008
Income Statement Data:	Amount	%	Amount	%
Revenues	$90,340,642	100.0	$111,778,588	100.0

Cost of Revenues	81,659,486	90.4	125,413,056	112.2

Gross Profit (Loss)	8,681,156	9.6	(13,634,468)	(12.2)

Operating Expense	2,957,809	3.3	3,354,274	3.2

Income (Loss) From Operations	5,723,347	6.3	(17,168,742)	(15.4)

Other Income (Expense)	(848,578)	(0.9)	555,293	0.5

Net Income (Loss)	4,874,769	5.4	(16,613,449)	(14.9)

Revenues

We experienced a significant decrease in revenues during our 2009 fiscal year compared to our 2008 fiscal year.  We attribute this decrease in revenue during our 2009 fiscal year with significantly lower market prices for our products.  This decrease in the market prices of our products was partially offset by increased sales of ethanol and distiller’s grains during our 2009 fiscal year compared to our 2008 fiscal year.

Ethanol

Our revenue from the sale of ethanol decreased by approximately 21% during our 2009 fiscal year compared to our 2008 fiscal year.  This decrease was the result of an approximately 23% decrease in the average price we received for our ethanol during our 2009 fiscal year compared to our 2008 fiscal year.  The average price we received for our ethanol during our 2009 fiscal year was approximately $1.57 per gallon sold compared to approximately $2.05 per gallon sold during our 2008 fiscal year.  Management attributes this decrease in the average price we received for our ethanol during our 2009 fiscal year compared to our 2008 fiscal year with lower commodities prices generally, including lower energy prices.  We experienced historically high commodity prices leading up to the middle of our 2008 fiscal year.  Following this peak, commodity prices decreased significantly.  Management attributes this decrease in commodity prices with the global economic recession that negatively impacted energy prices and demand in the second half of 2008.  Commodity prices were less volatile during our 2009 fiscal year but were also significantly lower than we experienced during our 2008 fiscal year.  We experienced a general increasing trend in the average price we received for our ethanol during our 2009 fiscal year, with a peak in ethanol prices during the fourth quarter of our 2009 fiscal year.  Following this peak, ethanol prices have continued lower into the first quarter of 2010.  Management believes that ethanol prices have tended to follow corn prices during our 2009 fiscal year and after.  Management anticipates that ethanol prices will stabilize early in our 2010 fiscal year and gradually increase throughout our 2010 fiscal year.

We experienced increased ethanol sales during our 2009 fiscal year compared to our 2008 fiscal year which partially offset the decrease we experienced in ethanol prices during our 2009 fiscal year compared to our 2008 fiscal year.  We increased ethanol sales by approximately 2% during our 2009 fiscal year compared to our 2008 fiscal year.  Management attributes this increase in ethanol sales during our 2009 fiscal year with increased ethanol production during our 2009 fiscal year compared to our 2008 fiscal year.  We experienced equipment problems at the ethanol plant during the first quarter of our 2008 fiscal year which resulted in decreased ethanol and distiller’s grains production during that time period.  We have since remedied these equipment problems and the ethanol plant is operating at full capacity.

Demand for ethanol has been somewhat volatile during the current global economic recession which has impacted ethanol prices.  Management anticipates continued volatility in the market price of ethanol based on the interaction between increased ethanol supplies and ethanol demand.  Management believes that the ethanol industry’s ability to increase demand for ethanol in the coming years to offset anticipated increases in ethanol supply will be critical to our success.  However, the ethanol industry must contend with the effects of the blending wall on ethanol demand.  As discussed above in “Item 1 — Business — General Ethanol Demand and Supply”, the blending wall represents an artificial cap on ethanol demand based on the requirement that only 10% ethanol blends can be used in conventional vehicles.  Based on the United States gasoline consumption, this blending wall would create a cap on ethanol demand at approximately 13.5 billion gallons.  Many in the ethanol industry believe that the United States will reach the blending wall in 2010 or 2011.  Management believes that raising the allowable percentage of ethanol for use in standard vehicles could increase ethanol demand by approximately 7 billion gallons.  If a 15% blend were to be approved, more ethanol producers will likely expand their operations and new ethanol producers will likely enter the market.  This may lead to further overcapacity in the ethanol industry which could have a negative impact on ethanol prices.

Management believes that demand for ethanol may increase in the future as a result of increased use of E85.  However, E85’s effect on ethanol demand is expected to be lower in the near term due to the relatively small number of flexible fuel vehicles capable of operating on E85 along with the fact that there are fewer retailers that carry E85.  Management anticipates that this will change in the future.

Management believes that ethanol demand may be negatively impacted if the VEETC blender’s credit for ethanol is allowed to expire on December 31, 2010.  Recently, the blender’s credit that benefits the biodiesel industry was allowed to expire.  This resulted in substantially all of the biodiesel producers in the United States ceasing operations.  While Management believes that expiration of VEETC may not result in the same level of shutdowns in the ethanol industry, it could negatively impact demand for the ethanol that we produce.

Distiller’s Grains

We experienced a decrease in our total revenue from sales of distiller’s grains during our 2009 fiscal year compared to our 2008 fiscal year.  We experienced decreased distiller’s grains prices during our 2009 fiscal year compared to our 2008 fiscal year, which was somewhat offset by an increase in the total tons of distiller’s grains we sold during our 2009 fiscal year compared to our 2008 fiscal year.  During our 2009 fiscal year, we experienced more favorable prices for our dried distiller’s grains compared to our modified/wet distiller’s grains so we sold more of our distiller’s grains in the dried form.

The average price we received for our dried distiller’s grains was approximately 10% lower during our 2009 fiscal year compared to our 2008 fiscal year.  In real terms, this was a decrease of approximately $11 per ton of dried distiller’s grains sold.  The average price we received for our modified/wet distiller’s grains was approximately 8% lower during our 2009 fiscal year compared to our 2008 fiscal year.  In real terms, this equaled a decrease of approximately $8 per ton of modified/wet distiller’s grains sold.  Management attributes these decreases in the average prices we received for our distiller’s grains with decreased market corn and soybean meal prices.  Management believes that since distiller’s grains are typically used as an animal feed substitute, changes in the price of corn and soybean meal which are also used as animal feed impacts the prices of distiller’s grains.

During our 2009 fiscal year, we experienced an increase in the total tons of dried distiller’s grains we sold of approximately 21% compared to our 2008 fiscal year.  In real terms, this was an increase of approximately 9,000 tons.  Management attributes this increase in dried distiller’s grains sales during our 2009 fiscal year with more favorable marketing opportunities for dried distiller’s grains compared to modified/wet distiller’s grains during our 2009 fiscal year.  Correspondingly, we experienced a decrease of approximately 6% in the total tons of modified/wet distiller’s grains we sold during our 2009 fiscal year compared to our 2008 fiscal year.  In real terms, this was a decrease of approximately 6,000 tons, on a dry-equivalent basis.

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

Management believes that distiller’s grains prices will continue to change in reaction to the market prices of corn and soybean meal.  Management expects that distiller’s grains prices will soften in the early part of our 2010 fiscal year and then will gradually increase later in the year.  Since distiller’s grains prices tend to increase in response to increases in corn prices, management expects that increased revenue from distiller’s grains sales may somewhat offset increases in our cost of revenues associated with increases in corn prices.  However, as additional ethanol supply enters the market, management expects the supply of distiller’s grains will also increase, which may negatively impact the price we receive for our distiller’s grains.

Corn Oil

During our 2009 fiscal year, we commenced operation of our corn oil extraction equipment.  The sale of corn oil separately from our distiller’s grains represents a new revenue source for us.  Our corn oil extraction equipment became operational in the second quarter of our 2009 fiscal year, therefore, we did not have any sales of corn oil during our 2008 fiscal year.  We experienced total revenue during our 2009 fiscal year related to corn oil sales of approximately $808,000.  We experienced a general increasing trend in corn oil prices during our 2009 fiscal year which has continued following the end of our 2009 fiscal year.  Current corn oil price forecasts look strong but management believes corn oil prices may be negatively impacted by decreased biodiesel production.  Corn oil is used as a feedstock to produce biodiesel.  The biodiesel industry has been struggling with the elimination of an important tax incentive that has resulted in significantly reduced biodiesel production.  Management anticipates producing more corn oil during our 2010 fiscal year due to the fact that we anticipate the equipment will operate during the entire year as well as due to the fact that we are continuing to improve the efficiency of our corn oil extraction equipment.

Government Incentives

During our 2009 fiscal year, we experienced a slight increase in our incentive revenue of less than $20,000.  We annually receive an ethanol producer’s incentive from the State of South Dakota.  Management attributes this slight increase in incentive revenue during our 2009 fiscal year compared to our 2008 fiscal year with more funds available pursuant to the South Dakota program.

Cost of Revenues

We experienced a significant decrease in our cost of revenues for our 2009 fiscal year compared to our 2008 fiscal year.  This decrease in our cost of revenues was larger than the decrease in revenues we experienced in our 2009 fiscal year.  Management attributes this decrease in our cost of revenues primarily with a significant decrease in our average cost per bushel of corn for our 2009 fiscal year compared to our 2008 fiscal year.

Our average cost per bushel of corn, which includes gains and losses we experience on our derivative instrument positions, decreased by approximately 38% for our 2009 fiscal year compared to our 2008 fiscal year.  In real terms, our average cost per bushel of corn during our 2009 fiscal year was approximately $3.55 per bushel compared to approximately $5.73 per bushel during our 2008 fiscal year.  Management attributes this decrease in corn costs with a decrease in market corn prices from highs that we experienced in the middle of our 2008 fiscal year.  Corn prices spiked in the middle of our 2008 fiscal year and then fell significantly as we entered the worldwide economic recession.  This resulted in decreased commodity prices generally, including corn prices.  We experienced some increase in corn prices at the end of our 2009 fiscal year as a result of unfavorable weather conditions during the 2009 harvest.  However, record corn production and the potential for increased corn acres in 2010 have kept corn prices down.  Management anticipates that following the significant decrease in the corn market in January and February 2010, the corn market will increase to buy acres going into the planting season.  Management anticipates that corn prices will remain volatile during our 2010 fiscal year.  Management expects that corn prices could increase significantly if we experience unfavorable weather conditions during the rest of our 2010 fiscal year.  Further, if demand for commodities increases as a result of economic recovery in the global markets, it could lead to increases in corn prices.

Along with the decrease in corn costs, we experienced an increase in our corn consumption during our 2009 fiscal year compared to our 2008 fiscal year.  We consumed approximately 3% more corn during our 2009 fiscal year compared to our 2008 fiscal year, which in real terms equaled an approximately 522,000 bushel increase.  Management attributes this increase in corn consumption with increased ethanol production during our 2009 fiscal year.  During our 2008 fiscal year, we experienced some equipment problems that decreased our ethanol production and consequently, we used less corn.

During our 2009 fiscal year, we experienced an approximately 44% decrease in our total natural gas costs compared to our 2008 fiscal year.  In real terms, this equaled a decrease of approximately $6.4 million.  We attribute this decrease in our total natural gas costs to record high commodity prices during the first half of our 2008 fiscal year which increased our natural gas costs during that time period, along with losses on our natural gas derivative instruments during our 2008 fiscal year.  Our average cost of natural gas per MMBtu during our 2009 fiscal year was approximately 43% lower compared to our 2008 fiscal year.  In real terms, this was a decrease of approximately $4.66 per MMBtu.  We also experienced an approximately 2% decrease in our natural gas consumption during our 2009 fiscal year compared to our 2008 fiscal year.  Management attributes this decrease in natural gas consumption during our 2009 fiscal year with improved efficiencies achieved from marketing more condensed distillers with solubles and corn oil.  Management anticipates that natural gas prices will remain stable during our 2010 fiscal year.  Management believes that natural gas supplies are adequate and that industrial demand for natural gas has been slow to recover from the economic recession.  Management anticipates that natural gas prices will continue to follow their seasonal trend of increasing during the winter months as a result of increased natural gas demand for heating needs.  As a result, we anticipate continuing to pay premium natural gas prices during the winter months.

We are currently leasing railcars that we use to transport our products.  We anticipate that when our railcar leases end in December 2010, we may incur costs associated with repairing damaged railcars.  We have been including the anticipated cost of repairing these railcars in our financial statements over the last three years, however, we may be required to expense the costs associated with repairing these railcars during our 2010 fiscal year.

Operating Expense

We experienced a decrease in operating expenses during our 2009 fiscal year compared to our 2008 fiscal year.  Management attributes this decrease in operating expenses with a decrease in our environmental test fees, public relations costs, professional fees and decreased bonus expenses during our 2009 fiscal year compared to our 2008 fiscal year.

Other Income and Expense

We experienced more interest income during our 2009 fiscal year compared to our 2008 fiscal year as a result of having more cash on hand during our 2009 fiscal year.  We experienced a net loss on our investments during our 2009 fiscal year compared to a significant gain on our investments during our 2008 fiscal year.  Management attributes this change to the impact of derivative instruments utilized by our investments in their operations.  We had a larger interest expense during our 2009 fiscal year compared to our 2008 fiscal year as a result of the subordinated debt we issued at the beginning of our 2009 fiscal year to help fund our operations and provide us with working capital.

Changes in Financial Condition for the Fiscal Year Ended December 31, 2009 Compared to the Fiscal Year Ended December 31, 2008.

Current Assets

The value of our accounts receivable at December 31, 2009 was higher compared to December 31, 2008 as a result of higher ethanol and distiller’s dried grains prices.  In addition, the value of our inventory as of December 31, 2009 was higher compared to December 31, 2008 as a result of higher corn prices.  We had a significantly higher amount due from our commodities broker at December 31, 2009 compared to December 31, 2008.  Management attributes this increase to the fact that we had liquidated most of our derivative instrument positions during our fourth quarter of 2008 in order to preserve our cash position due to the volatile conditions in the commodities markets at that time.  As of December 31, 2009, we had more derivative instrument positions that required us to maintain cash in our margin account with our commodities broker.  Our derivative instruments represented an asset on our balance sheet as of December 31, 2008, compared to a liability at December 31, 2009.

Property and Equipment

The value of our equipment was higher at December 31, 2009 compared to December 31, 2008, primarily as a result of the fact that we completed construction of our corn oil extraction equipment during our 2009 fiscal year.  Our net property and equipment was lower at December 31, 2009 compared to December 31, 2008 as a result of our accumulated depreciation.  The increase in our accumulated depreciation was larger than the increase in the value of our property and equipment which resulted in the reduction.

Current Liabilities

The value of our accounts payable at December 31, 2009 was less than at December 31, 2008 as a result of lower corn and natural gas payables.  Further, the value of our accrued liabilities was significantly lower at December 31, 2009 compared to December 31, 2008 as a result of decreased liabilities related to corn purchase contracts.  The liability associated with our derivative instruments was larger at December 31, 2009 compared to December 31, 2008 as a result of changes in the price of commodities relative to our derivative instrument positions.  We experienced an increase in the current portion of our notes payable at December 31, 2009 compared to December 31, 2008 as a result of the increased amount of debt that we issued during the beginning our 2009 fiscal year along with increased principal payments on our term loan related to our continuing amortization of that loan.

Long-Term Liabilities

The value of our notes payable, net of current maturities was lower as of December 31, 2009 compared to December 31, 2008 as a result of our ongoing payments on our term loan and certain subordinated debt we entered into during the early part of our 2009 fiscal year.

Comparison of Years Ended December 31, 2008 and 2007.

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

During our 2008 fiscal year, we experienced a decrease in the number of gallons of ethanol we sold by approximately 4% compared to the same period of 2007.  In real terms, this equated to a decrease of approximately 2,055,000 gallons of ethanol sold.  Management attributes this decrease in ethanol sales to production decreases related to equipment problems we experienced in 2008.  By the end of our 2008 fiscal year, we had addressed these equipment related issues and the ethanol plant was operating at full capacity.  However, this decrease in ethanol production reduced our revenue for our 2008 fiscal year.

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

We recorded a lower of cost or market impairment adjustment related to our inventory as of December 31, 2009 and December 31, 2008.  The lower of cost or market adjustment represented a reduction to assets of approximately $212,000 and $1,139,000 at December 31, 2009 and 2008 respectively.

We recorded a lower of cost or market impairment adjustment related to our future corn purchase contracts as of December 31, 2008.  The lower of cost or market adjustment represented a liability of approximately $2,736,000.

Liquidity and Capital Resources

Our main sources of liquidity are cash from our continuing operations and amounts we have available to draw on our revolving lines of credit.  Our liquidity as of December 31, 2009 improved significantly compared to our liquidity at the end of our 2008 fiscal year.  Management does not anticipate that we will need to raise additional debt or equity financing in the next twelve months and management believes that our current sources of liquidity will be sufficient to continue our operations during that time period.  We do not anticipate making any significant capital expenditures in the next 12 months other than ordinary repair and replacement of equipment in our ethanol plant.

Currently, we have two revolving loans which allow us to borrow funds for working capital.  These two revolving loans are described in greater detail below in the section entitled “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”  As of December 31, 2009, we had $0 outstanding and $9 million available to be drawn on these revolving loans.  Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

Currently, we are experiencing more favorable operating margins compared to the end of our 2008 fiscal year and the beginning of our 2009 fiscal year.  This has allowed us to reduce our reliance on our revolving lines of credit and provides us more cash to fund our operations.  We experienced positive operating margins during our second, third and fourth quarters of 2009.

The following table shows cash flows for our last two fiscal years:

	Year ended December 31,
	2009	2008
Net cash from operating activities	$2,015,584	$6,495,595
Net cash used for investing activities	(1,033,331)	(3,110,513)
Net cash used for financing activities	(1,105,704)	(3,257,687)

Cash Flow From Operations.  We experienced less cash from our operating activities during our 2009 fiscal year compared to our 2008 fiscal year, primarily as a result of a significant change in the amount of cash our commodities broker was holding in our margin account.  During the fourth quarter of our 2008 fiscal year, we liquidated all of our derivative instrument positions.  We also had a lower of cost or market adjustment to the value of our inventory that positively impacted our cash position during our 2008 fiscal year compared to our 2009 fiscal year.

Cash Flow From Investing Activities.  We used less cash for investing activities during our 2009 fiscal year compared to our 2008 fiscal year.  This change was primarily the result of having less purchases of property and equipment during our 2009 fiscal year compared to our 2008 fiscal year as well as the impact that distributions of revenues from our investments had on our cash position during our 2009 fiscal year compared to our 2008 fiscal year.  During our 2008 fiscal year, we used cash to purchase two investments.  We used $300,000 in cash to purchase an interest in Corn Oil Bio-Solutions, LLC and we used $1,050,000 in cash to purchase an interest in Prairie Gold Venture Partnership, LLC.  During our 2007 fiscal year, we purchased an investment in RPMG, which is our ethanol, corn oil and distiller’s grains marketer.  In our 2008 fiscal year, we experienced a decrease in our liability related to our RPMG capital contribution of approximately $246,000.  The final payments for our RPMG capital contribution were made during our 2008 fiscal year and no payments were made during our 2009 fiscal year for this capital contribution.

Cash Flow From Financing Activities. We used less cash in our financing activities during our 2009 fiscal year compared to our 2008 fiscal year.  We received more proceeds from certain subordinated loans during our 2009 fiscal year compared to the loan proceeds we received on our revolving lines of credit with our primary lender during our 2008 fiscal year.  We had less payments on short-term loans during our 2009 fiscal year compared to our 2008 fiscal year due to having less payments on our revolving line of credit with our primary lender.  We had more payments on our long-term loans during our 2009 fiscal year compared to our 2008 fiscal year as a result of having more payments on our long-term revolving loan with our primary lender as well as having increased payments pursuant to certain of the subordinated debt we issued during our 2009 fiscal year.  We did not make any distributions during our 2009 fiscal year compared to a distribution of approximately $1.5 million we made during our 2008 fiscal year.

The following table shows a comparison of cash flows for the fiscal years ended December 31, 2008 and December 31, 2007:

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

Cash Flow From Financing Activities. We used significantly less cash during our 2008 fiscal year for financing activities compared to our 2007 fiscal year.  We had a short-term note payable of $2,333,000 as of December 31, 2007 related to borrowing on our revolving line of credit but we did not have any amount outstanding on our revolving line of credit on December 31, 2008.  Further, we had larger principal payments on our notes payable during our 2008 fiscal year compared to our 2007 fiscal year.  We also experienced a significant decrease in our distributions during our 2008 fiscal year compared to our 2007 fiscal year.  We had smaller distributions to our members as a result of generating less cash from our operations during our 2008 fiscal year compared to our 2007 fiscal year.

Indebtedness

First National Bank of Omaha (FNBO) is our primary lender.  During our 2009 fiscal year, we executed a First Amended and Restated Construction Loan Agreement with FNBO.  The purpose of this First Amended and Restated Construction Loan Agreement was not to change any of the terms of our loans with FNBO, but instead to consolidate the terms of various amendments to our loan agreements with FNBO that we have executed over the years.  We have three loans outstanding with FNBO, a short-term revolving loan, a long-term revolving loan, and a term loan which was used to finance the construction of our ethanol plant.  In addition, we entered into subordinated unsecured debt financing with various individuals following the end of our 2008 fiscal year for additional working capital.  We also secured two loans to offset the cost of our corn oil extraction equipment which total $1.2 million.  FNBO required us to raise additional subordinated debt following the end of our 2008 fiscal year in order to improve our liquidity.  As of December 31, 2009, we have satisfied all of FNBO’s requirements that we raise additional subordinated debt.  Finally, we have a long-term loan related to a piece of property that we purchased adjacent to our ethanol plant.  The specifics of each credit facility we have outstanding are discussed below.

Short-Term Debt Sources

We have a short-term revolving promissory note with FNBO.  We can borrow up to $4,000,000 pursuant to this revolving promissory note.  The maturity date of the revolving promissory note is May 17, 2010.  We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 2% higher than FNBO’s base rate.  The interest rate for this loan as of December 31, 2009 was 5.25%.  The revolving promissory note is subject to a minimum interest rate of 5% per year.  Interest on the revolving promissory note is paid quarterly.  We are required to pay a quarterly fee of 3/8 of a percent on the unused portion of the revolving promissory note.  The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventories.  As of December 31, 2009, we had $0 outstanding on our revolving promissory note and $4 million available to be drawn.

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

The balance of the term note requires quarterly payments which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on the outstanding principal balance accrues at a fixed rate of 9% annually.  The principal balance due pursuant to the note as of December 31, 2009 was approximately $2,864,000.

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

Interest accrues on Term Note 5 at a variable interest rate of 0.5% above FNBO’s base rate.  This interest rate is subject to reductions based on ratios of our total indebtedness to our net worth.  Term Note 5 is subject to a minimum interest rate of 5% per year.  We are required to pay a quarterly fee of thirty-seven basis points on the unused portion of Term Note 5.  On December 31, 2009, we had $0 outstanding and $5 million available to be drawn on this loan.  The amount that will be available pursuant to Term Note 5 for our 2010 fiscal year is $3,575,000.

We also have a long-term debt obligation related to our purchase of an additional 135 acres of land pursuant to a land purchase contract.  The total cost of this additional land was $550,000.   As of December 31, 2009, we had approximately $338,000 remaining to be paid pursuant to this land purchase contract.

Subordinated Debt

We recently completed a private placement offering of subordinated unsecured debt securities.  The debt securities that we offered were not registered with the Securities and Exchange Commission and were offered pursuant to claimed exemptions from registration under state and federal securities laws.  We raised a total of $1,439,000 in subordinated debt through this offering.  Interest on the subordinated notes accrues at a fixed interest rate of 9% per year, which is the same rate we incur on our term loan with FNBO.  These subordinated debt securities have a two-year maturity from the date they were issued, with interest being paid on January 30th of each year and at maturity.  We paid interest on this subordinated debt on January 30, 2010 of approximately $122,000.

In addition, on July 24, 2009, we entered into a $700,000 subordinated secured loan with Guardian Eagle Investments, LLC.  The note accrues interest at a fixed rate of 9% and requires monthly installments of principal and interest.  This loan matures in April 2012.  The principal balance of this loan as of December 31, 2009 was approximately $621,000.  This loan, together with the $1,439,000 in subordinated unsecured debt securities discussed above were sufficient to meet FNBO’s requirement that we raise an additional $2,000,000 in subordinated debt following the end of our 2008 fiscal year.

We also raised a total of $1.2 million in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties.  We secured $1 million in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC).  We closed on these loans on May 22, 2009.  FNBO agreed that the $1.2 million in additional financing we secured for our corn oil extraction equipment was sufficient to satisfy its requirements following the end of our 2008 fiscal year.  We agreed to pay 4.70% interest on the $1 million loan from REED and 5.5% interest on the $200,000 FDDC loan.  Both loans are amortized over a period of five years and both loans require monthly payments.  The principal balance of the REED loan was approximately $896,000 as of December 31, 2009.  The principal balance of the FDDC loan was approximately $179,000 as of December 31, 2009.

Covenants

As of December 31, 2009, we were in compliance with all of our loan covenants.  However, we have recently had difficulty satisfying our loan covenants due to unfavorable operating conditions in the ethanol industry as of the end of our 2008 fiscal year and the beginning of our 2009 fiscal year.  If these unfavorable operating conditions return, we may not be able to continue to meet our loan covenants or other terms and conditions of our credit agreements.  However, management’s current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter.  If we fail to comply with the terms of our credit agreements with FNBO, and FNBO refuses to waive the non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans.

Lake County Tax Increment Financing Bonds

We have a long-term debt obligation on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003.  The portion for which we are obligated is estimated at approximately $200,000. The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which we were the recipient of the proceeds.  In 2003, Lake County became aware that the taxes collected from the property on which the plant is located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and changes in interest rates during December 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, we entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on our property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, our obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which our plant is located.  The interest rate on the bonds is 7.75% annually.  The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was approximately $1,370,000 as of December 31, 2009.

In addition to our debt obligations, we have certain other contractual cash obligations and commitments.  The following table provides information regarding our consolidated contractual obligations and commitments as of December 31, 2009:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$7,065,352	$3,178,361	$3,502,910	$384,081	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	2,580,175	780,175	720,000	720,000	360,000
Purchase Obligations	15,390,922	15,034,722	356,200	—	—
Other Long-Term Liabilities	200,278	52,485	104,527	43,266	—
Total Contractual Cash Obligations	$25,236,727	$19,045,743	$4,683,637	$1,147,347	$360,000

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a decrease to our cost of revenues of approximately $758,000 related to derivative instruments for the year ended December 31, 2009.  We recorded an increase to cost of revenue of approximately $24,594,000 related to our derivative instruments for our fiscal year ended December 31, 2008 and a decrease to cost of revenues of approximately $1,258,000 related to derivative instruments for our year ended December 31, 2007.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of December 31, 2009, we had price protection for approximately 21% of our expected corn usage for fiscal year ended December 31, 2010 using CBOT futures and options and over-the-counter option contracts.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of December 31, 2009, we are committed to purchasing approximately 160,000 MMBtu’s of natural gas during our 2010 fiscal year, valued at approximately $846,000.  The natural gas purchases represent approximately 11% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of December 31, 2009, December 31, 2008 and December 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
December 31, 2009	$3,562,370	$356,237
December 31, 2008	$21,607,078	$2,160,708
December 31, 2007	$39,641,473	$3,964,147

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members

Lake Area Corn Processors, LLC

We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Lake Area Corn Processors, LLC and subsidiary’s internal control over financial reporting as of December 31, 2009, included in the accompanying Annual Report included in Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa

March 31, 2010

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS

CURRENT ASSETS
Cash	$365,066	$488,517
Accounts receivable	3,456,380	2,769,458
Other receivables	276,273	166,667
Inventory	7,580,174	6,526,977
Due from broker	1,494,653	60
Derivative financial instruments	—	373,313
Prepaid expenses	167,954	289,444

Total current assets	13,340,500	10,614,436

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	40,768,265	38,882,582
Construction in progress	—	1,256,194
	52,198,573	51,569,084
Less accumulated depreciation	(19,752,594)	(17,037,417)

Net property and equipment	32,445,979	34,531,667

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	2,345,300	2,507,074
Other	97,675	157,505

Total other assets	12,838,741	13,060,345

	$58,625,220	$58,206,448

See Notes to Consolidated Financial Statements

	2009	2008

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Oustanding checks in excess of bank balance	$285,804	$400,918
Accounts payable	6,245,418	7,858,935
Accrued liabilities	1,045,279	3,199,234
Derivative financial instruments	610,991	97,912
Current portion of guarantee payable	52,485	60,678
Current portion of notes payable	2,727,740	2,065,357

Total current liabilities	10,967,717	13,683,034

LONG-TERM LIABILITIES
Notes payable, net of current maturities	3,609,203	5,201,498
Guarantee payable, net of current portion	147,793	200,278
Other	166,600	262,500

Total long-term liabilities	3,923,596	5,664,276

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	28,827,507	23,952,738

Total members’ equity	43,733,907	38,859,138

	$58,625,220	$58,206,448

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

REVENUES	$90,340,642	$111,778,588	$103,739,699

COST OF REVENUES	81,659,486	125,413,056	80,977,667

GROSS PROFIT (LOSS)	8,681,156	(13,634,468)	22,762,032

OPERATING EXPENSES	2,957,809	3,534,274	3,721,813

INCOME (LOSS) FROM OPERATIONS	5,723,347	(17,168,742)	19,040,219

OTHER INCOME (EXPENSE)
Interest and other income	106,854	54,522	265,029
Equity in net income (loss) of investments	(161,774)	1,157,074	(605,000)
Interest and other expense	(793,658)	(656,303)	(695,043)
Total other income (expense)	(848,578)	555,293	(1,035,014)

NET INCOME (LOSS)	$4,874,769	$(16,613,449)	$18,005,205

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.16	$(0.56)	$0.61

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

			Additional
	Capital Units		Paid-In	Retained
	Units	Amount	Capital	Earnings	Total
BALANCE, DECEMBER 31, 2006	29,620,000	$14,810,000	$96,400	$41,813,982	$56,720,382
Net income	—	—	—	18,005,205	18,005,205
Distributions paid ($.60 per capital unit)	—	—	—	(17,772,000)	(17,772,000)

BALANCE, DECEMBER 31, 2007	29,620,000	14,810,000	96,400	42,047,187	56,953,587
Net loss	—	—	—	(16,613,449)	(16,613,449)
Distributions paid ($.05 per capital unit)	—	—	—	(1,481,000)	(1,481,000)

BALANCE, DECEMBER 31, 2008	29,620,000	14,810,000	96,400	23,952,738	38,859,138
Net income	—	—	—	4,874,769	4,874,769

BALANCE, DECEMBER 31, 2009	29,620,000	$14,810,000	$96,400	$28,827,507	$43,733,907

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$4,874,769	$(16,613,449)	$18,005,205
Changes to net income not affecting cash
Depreciation and amortization	2,775,009	2,759,580	2,725,098
Equity in net (income) loss of investments	161,774	(1,157,074)	605,000
Unrealized loss on purchase commitments	(2,735,966)	2,735,966	—
Lower of cost or market adjustment on inventory	211,935	1,139,029	—
(Increase) decrease in
Receivables	(796,528)	2,220,370	(1,050,505)
Inventory	(1,265,132)	417,199	(3,323,140)
Prepaid expenses	121,490	10,664	3,853
Derivative financial instruments and due from broker	(608,201)	13,402,114	(4,719,706)
Increase (decrease) in
Accounts payable	(1,209,677)	1,451,801	771,419
Accrued liabilities	486,111	129,395	(59,493)

NET CASH FROM OPERATING ACTIVITIES	2,015,584	6,495,595	12,957,731

INVESTING ACTIVITIES
Purchase of property and equipment	(1,033,331)	(1,514,941)	(1,779,467)
Purchase of investment	—	(1,595,572)	(359,428)

NET CASH USED FOR INVESTING ACTIVITIES	(1,033,331)	(3,110,513)	(2,138,895)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	(115,114)	400,918	—
Short-term notes payable issued	—	—	2,333,000
Long-term notes payable issued	3,339,000	2,450,000	—
Principal payments on short-term notes payable	—	(2,333,000)	—
Principal payments on long-term notes payable	(4,268,912)	(2,232,285)	(1,629,953)
Payment on guarantee payable	(60,678)	(62,320)	(62,536)
Distributions paid to LACP members	—	(1,481,000)	(17,772,000)

NET CASH USED FOR FINANCING ACTIVITIES	(1,105,704)	(3,257,687)	(17,131,489)

NET INCREASE (DECREASE) IN CASH	(123,451)	127,395	(6,312,653)

CASH AT BEGINNING OF PERIOD	488,517	361,122	6,673,775

CASH AT END OF PERIOD	$365,066	$488,517	$361,122

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$707,119	$678,272	$695,750

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES

Capital expenditures in accounts payable	$—	$403,840	$500,532

Land acquired through issuance of note payable	—	450,000	—

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Dakota Ethanol.  All significant inter-company transactions and balances have been eliminated in consolidation.

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

Shipping costs incurred in the sale of distiller’s grains are classified in net revenues.  Shipping costs on distiller’s grains were approximately $795,000, $1,718,000, and $1,918,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

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

DECEMBER 31, 2009 AND 2008

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

Investment in commodities contracts, derivative instruments and hedging activities

On January 1, 2009, the Company adopted new disclosure requirements, which require entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.

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

Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.  Effective January 1, 2008, we applied the normal purchase and sales exemption under derivative accounting for forward purchases of corn and sales of distiller’s grains.  Transactions initiated prior to January 1, 2008 are not exempted from the accounting and reporting requirements.  As of December 31, 2009, we are committed to purchasing 3.6 million bushels of corn on a forward contract basis with an average price of $3.82 per bushel, of which 500,000 bushels are subject to derivative accounting treatment and 3.1 million bushels are accounted for as normal purchases, and accordingly, are not marked to market and are accounted for using lower of cost or market accounting.  Dakota Ethanol has a derivative financial instrument liability of approximately $59,000 related to the forward contracted purchases of corn.  The corn purchase contracts represent 21% of the annual plant corn usage.

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At December 31, 2009, we are committed to purchasing 160,000

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

MMBtus of natural gas with an average price of $5.29 per MMBtu.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market.  The natural gas purchases represent approximately 11% of the annual plant requirements.

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

Derivatives not designated as hedging instruments at December 31, 2009 and December 31, 2008 were as follows:

	Balance Sheet	December 31,	December 31,
	Classification	2009	2008

Futures and options contracts	Current Assets	$—	$373,313
Futures and options contracts	(Current Liabilities)	$(551,420)	$—
Forward contracts	(Current Liabilities)	$(59,571)	$(97,912)

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Operations	Years Ended December 31,
	Classification	2009	2008	2007
Net realized and unrealized (losses) related to sales contracts:

Futures and options contracts	Revenues	$(1,487,368)	$—	$—

Net realized and unrealized (losses) related to purchase contracts:

Futures and options contracts	Cost of Revenues	$720,608	$(15,542,120)	$(1,119,528)
Forward contracts	Cost of Revenues	$38,341	$(9,052,358)	$2,377,686

Investments

Dakota Ethanol has investment interests in three unlisted companies in related industries. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account.  Distributions or dividends received from the investments are treated as a reduction of the investment account.  The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Dakota Ethanol has a nine percent investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s September 30, 2009 audited results.  The carrying amount of the Company’s investment was approximately $1,351,000 and $1,513,000 as of December 31, 2009 and 2008, respectively.

Dakota Ethanol has a twelve percent investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s June 30, 2009 interim results.  The carrying amount of the Company’s investment was approximately $994,000 as of December 31, 2009 and 2008.

Dakota Ethanol has a twelve percent investment interest in Corn Oil Bio-Solutions, LLC (COBS), a developmental stage bio-diesel refinery.  The net income which is reported in the Company’s income statement for COBS is based on COBS’ September 30, 2009 interim results.  During the quarter ended December 31, 2008, the project was idled due to credit conditions, as such, the company reduced its investment to zero.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Earnings (loss) Per Unit

For purposes of calculating basic earnings (loss) per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator.  There were no dilutive equity units for the years ending December 31, 2009, 2008, and 2007.

Income Taxes

The Company is taxed as a limited liability company under the Internal Revenue Code. The income of the Company flows through to the members to be taxed at the member level rather than the corporate level. Accordingly, the Company has no tax liability.

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.  With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state or local authorities for the years before 2007.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued an update to “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements.”  The update requires new disclosures about transfers in and out of Levels 1 and 2 and Activity in Level 3.  The update also provides clarification of disclosures about the level of disaggregation and the inputs and valuation techniques used.

The Company is evaluating the effect, if any, that the adoption of this new accounting standard will have on its results of operations, financial position, and the related disclosures.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 3 -       INVENTORY

Inventory consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Raw materials	$5,049,737	$3,937,873
Finished goods	855,745	825,878
Work in process	679,817	591,870
Parts inventory	994,875	1,171,356
	$7,580,174	$6,526,977

Included in inventory is a lower of cost or market adjustment of approximately $212,000 and $1,139,000 at December 31, 2009 and 2008 respectively.

NOTE 4 -       INVESTMENTS

Condensed financial information of the investments is as follows:

	RPMG		PGVP
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Current assets	$104,251,285	$162,459,561	$—	$7,500
Other assets	527,470	396,126	8,500,000	8,500,000
Current liabilities	88,638,769	150,602,186	5,509	13,112
Long-term debt	—	—	—	—
Member’s equity (deficit)	16,139,986	12,253,501	8,494,491	8,494,388
Revenue	1,668,159,966	2,501,097,434	—	—
Net income (loss)	3,703,030	4,110,837	(1,484)	(241,207)

NOTE 5 -       SHORT-TERM NOTE PAYABLE

On June 18, 2009, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $4,000,000.  The note expires on May 17, 2010 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at adjustable basis points above the lender’s base rate (5.25 percent at December 31, 2009).  The rate is subject to a floor of 5.0 percent.    There is a commitment fee of 3/8 percent on the unused portion of the $4,000,000 availability. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon the note as needed.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On December 31, 2009, Dakota Ethanol had approximately $0 outstanding and $4,000,000 available to be drawn on the revolving promissory note.  On December 31, 2008, Dakota Ethanol had $0 outstanding and $3,000,000 available to be drawn on the revolving promissory note.

NOTE 6 -       LONG-TERM NOTES PAYABLE

Dakota Ethanol has two notes payable to First National Bank of Omaha, Nebraska (the Bank) (Term Notes 2 and 5).

As part of the note payable agreements, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. The notes are collateralized by the ethanol plant and equipment, which had a net book value of approximately $32,446,000 on December 31, 2009, its accounts receivable and inventories. Term note 2 is subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

The balance of Term Note 2 is due and payable in quarterly installments of $581,690 through September 1, 2011. Interest on outstanding principal balances will accrue at a fixed rate of 9 percent.

The balance of Term Note 5 is due and payable on September 1, 2011. Interest on outstanding principal balances will accrue at adjustable basis points above the lender’s rate (5.0 percent at December 31, 2009).  This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement. The rate is subject to a floor of 5.0 percent.  Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the $5,000,000.  On December 31, 2009, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.  On December 31, 2008, Dakota Ethanol had $2,000,000 outstanding and $3,000,000 available to be drawn on Term Note 5. Term Note 5 has a reducing feature through which the available amount of the note is reduced annually by 75 percent of the excess cash flow for the year.  Subsequent to year end, the maximum amount available on the note was reduced to approximately $3,575,000.

During December 2008, Dakota Ethanol issued a note payable related to the purchase of land adjacent to the plant site.  The note was issued for $450,000.  The note matures on December 1, 2012.  The note is payable in annual installments of $112,500 plus interest.  Interest on outstanding principal balances will accrue at a fixed rate of 7.0 percent.

On January 16, 2009, we entered into an amendment to our credit agreements with FNBO.  The primary purposes of these amendments were to increase our borrowing capacity and to make changes to the covenants applicable to our credit agreements.  We agreed to provide FNBO more information regarding our hedging transactions and to make adjustments to our hedging strategies.  We also agreed to raise an additional $2,000,000 in subordinated debt by March 31, 2009 and to secure alternate financing for our corn oil extraction equipment by April 30, 2009.  In addition, we agreed not to make any distributions to our members without FNBO’s prior approval.

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

As of December 31, 2009, we have raised $2,139,000 in subordinated debt.  FNBO has agreed that the additional subordinated financing we have secured is sufficient to satisfy the requirement in our amended credit agreements.

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

We are in compliance with our financial covenants as of December 31, 2009.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

The balance of the notes payable as of December 31, 2009 and 2008 is as follows:

	2009	2008

Note payable to First National Bank, Omaha
Term Note 2	$2,864,121	$4,816,855
Term Note 5	—	2,000,000
Note payable - Land	337,500	450,000
Note payable - Subordinated notes	1,439,000	—
Note payable - REED	895,586	—
Note payable - FDDC	179,394	—
Note payable -Guardian Eagle	621,342	—
	6,336,943	7,266,855

Less current portion	(2,727,740)	(2,065,357)

	$3,609,203	$5,201,498

Minimum principal payments for the next five years are as follows:

Years Ending December 31,	Amount
2010	$2,727,723
2011	2,791,284
2012	447,452
2013	258,417
2014	112,067

NOTE 7 -       EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees’ contributed earnings. Employer contributions to the plan totaled approximately $39,000, $39,000 and $45,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 8 -       FAIR VALUE MEASUREMENTS

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

DECEMBER 31, 2009 AND 2008

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2009

Assets:
Derivative financial instruments	$—	$—	$—	$—

Liabilities:
Derivative financial instruments	$610,991	$551,420	$59,571	$—

December 31, 2008

Assets:
Derivative financial instruments	$373,313	$373,313	$—	$—

Liabilities:
Derivative financial instruments	$97,912	$—	$97,912	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2009.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

The carrying amount of long-term obligations at December 31, 2009 of $6,537,221 had an estimated fair value of approximately $6,602,314 based on estimated interest rates for comparable debt. The carrying amount and fair value were $7,527,811 and $7,700,926 respectively at December 31, 2008.

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

Expenses related to the agreement for the purchase of electricity and natural gas were approximately $9,585,000, $14,031,000, and $12,426,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2010	$308,000
2011	206,000

Ethanol Fuel Marketing Agreement — Dakota Ethanol has an agreement with RPMG (a related party, see note 2), a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The agreement expires on March 31, 2010, and is automatically renewed for successive one-year terms unless terminated 90 days prior to expiration.

Distiller’s Grain Marketing Agreement — Dakota Ethanol has an agreement with RPMG (a related party, see note 2), for the marketing of all distiller’s dried grains produced by the plant. The agreement expires on July 15, 2010, and is automatically renewed for successive one-year terms unless terminated 180 days prior to expiration.

Rail Car Lease Agreements — Dakota Ethanol has agreements with Chicago Freight Car Leasing Co. and Trinity Industries Leasing Co. for rail car leases for the shipment of Dakota Ethanol’s distiller’s dried grains.  The leases expire in October and December of 2010. Costs related to the leases were $851,100 $859,800, and $859,800 for the years ended December 31, 2009, 2008 and 2007, respectively.

Minimum annual payments during the term of the rail car lease agreement are as follows:

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Years Ending December 31,	Amount
2010	$780,000
2011	360,000
2012	360,000
2013	360,000
2014	360,000

Rail Car Sublease Agreements — Dakota Ethanol has agreements with third parties for the sublease of 50 rail cars for the shipment of distiller’s dried grains that are not being utilized by Dakota Ethanol. The agreements expire in December of 2010. Revenues during the remaining term of the lease will be $270,000.

Dakota Ethanol receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold. Incentive revenue of $641,649, $623,515, and $750,000, was recorded for the years ended December 31, 2009, 2008 and 2007, respectively. Dakota Ethanol did not receive the annual maximum for the 2009 program year due to budget constraints on the State of South Dakota program and will not likely receive the annual maximum under the 2010 program year.

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

Sales and marketing fees related to the agreements are as follows:

	Years Ended December 31,
	2009	2008	2007

Sales ethanol	$76,313,982	$96,258,317	$67,181,000
Sales distiller’s grains	6,183,806	2,843,819	—

Marketing fees ethanol	197,985	193,360	137,000
Marketing fees distillers grains	88,533	33,748	—

Amounts due included in accounts receivable	2,973,282	2,049,739	4,424,712

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Dakota Ethanol’s property will first go towards the semiannual debt service of the tax-exempt bonds and any remaining taxes will be used for the debt service of the taxable bonds. Dakota Ethanol guarantees any shortfall in debt service for the taxable bonds. The guarantee expires in December of 2018.

The maximum amount of estimated future payments on the taxable bond debt service is $1,369,951 as of December 31, 2009. The carrying amount of the guarantee liability on Dakota Ethanol’s balance sheet is $200,278, which represents the estimated shortfall between the taxable bond amount and the amount of taxes estimated to be collected on Dakota Ethanol’s property.

Estimated maturities of the guarantee for the next five years are as follows:

Years Ending December 31,	Amount
2010	$52,485
2011	52,382
2012	52,145
2013	34,540
2014	8,726

Dakota Ethanol has no recourse from third parties or collateral held by third parties related to the guarantee.

NOTE 12 -     CAPTIVE INSURANCE

The Company participates in a captive insurance company (Captive).  The Captive insures losses related to general liability, property and casualty, workman’s compensation and automobiles.  Premiums are accrued by the Company through a charge to income in the period to which the premium relates.  The Captive reinsures catastrophic losses in excess of a predetermined amount.  The Company’s premiums are structured such that the Company is self-insured for the estimated amount of losses related to the above coverage, and take into account the Company’s liability for deductible per incident.  Amounts in excess of the Company’s deductible, but less than the catastrophic loss limit, are insured by the Captive.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 13 -     QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2009
Total revenues	$20,975,004	$22,487,000	$20,705,138	$26,173,500
Gross profit (loss)	38,588	1,030,400	1,255,086	6,357,082
Income (loss) from operations	(663,874)	283,257	568,372	5,535,592
Net income (loss)	(1,250,020)	182,653	375,551	5,566,585
Basic and diluted earnings (loss) per unit	(0.04)	0.01	0.01	0.19

Year ended December 31, 2008
Total revenues	$26,478,012	$29,916,456	$31,200,349	$24,183,771
Gross profit (loss)	12,049,847	11,643,197	(20,416,898)	(16,910,614)
Income (loss) from operations	10,948,791	10,654,549	(21,252,764)	(17,519,318)
Net income (loss)	10,736,498	10,502,321	(21,359,855)	(16,492,413)
Basic and diluted earnings (loss) per unit	0.36	0.35	(0.72)	(0.55)

Year ended December 31, 2007
Total revenues	$27,769,149	$27,647,758	$24,466,924	$23,855,868
Gross profit	3,371,737	7,872,608	5,419,955	6,097,732
Income from operations	2,454,649	6,943,447	4,485,537	5,156,586
Net income	2,322,466	6,835,926	4,474,171	4,372,642
Basic and diluted earnings per unit	0.08	0.23	0.15	0.15

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for the fair presentation of the selected data for these interim periods presented have been included.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).           CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2009 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION.

None.

PART III.

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2009).

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the 2010 Information Statement.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2010 Information Statement.

ITEM 12.                                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2010 Information Statement.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2010 Information Statement.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2010 Information Statement.

PART IV.

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)           Financial Statements — Reference is made to the “Index to Financial Statements” of Lake Area Corn Processors, LLC located under Part II Item 8 of this report for a list of the financial statements and schedules for the fiscal year ended December 31, 2009, included herein.

(2)           All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)           The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
2.1	Plan of Reorganization.		Filed as Exhibit 2.1 on the registrant’s Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.

3.1	Articles of organization of the registrant.		Filed as Exhibit 3.1 on the registrant’s Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.

3.2	Amended and restated operating agreement of the registrant.		Filed as Exhibit 3.6 on the registrant’s Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.

3.3	First amendment to the amended and restated operating agreement of the registrant.		Filed as Exhibit 99.1 on the registrant’s Form 8-K filed with the Commission on March 19, 2007 and incorporated by reference herein.

10.1	Twelfth Amendment to the Construction Loan Agreement dated January 12, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.		Filed as Exhibit 99.1 on the registrant’s Form 8-K filed with the Commission on January 20, 2009 and incorporated by reference herein.

10.2	Revolving Promissory Note dated January 12, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.		Filed as Exhibit 99.2 on the registrant’s Form 8-K filed with the Commission on January 20, 2009 and incorporated by reference herein.

10.3	Promissory Note (Term Note 5 Reducing Revolver) dated January 12, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.		Filed as Exhibit 99.3 on the registrant’s Form 8-K filed with the Commission on January 20, 2009 and incorporated by reference herein.

10.4	Distillers Grains Marketing Agreement dated July 15, 2008 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.1 on the registrant’s Form 10-Q filed with the Commission on August 14, 2008 and incorporated by reference herein.

10.5	Contribution Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, L.L.C. dated April 1, 2007.		Filed as Exhibit 10.1 on the registrant’s Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.

10.6	Member Ethanol Fuel Marketing Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, L.L.C. dated April 1, 2007.	Filed as Exhibit 10.2. on the registrant’s Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.

10.7	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.1 on the registrant’s Form 10-K filed with the Commission on March 30, 2007.

10.8	Eighth Amendment to the Construction Loan Agreement dated June 30, 2006 between First National Bank of Omaha and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.2 on the registrant’s Form 10-Q filed with the Commission on August 14, 2006 and incorporated by reference herein.

10.9	Sixth Amendment to the Construction Loan Agreement dated March 23, 2006 between First National Bank of Omaha and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.1 on the registrant’s Form 10-Q filed with the Commission on May 15, 2006 and incorporated by reference herein.

10.10	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.1 on the registrant’s Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.

10.11	Distiller’s Grain Marketing Agreement dated November 28, 2005 between Commodity Specialists Company and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.2 on the registrant’s Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.

10.12	Fourth Amendment to Construction Loan Agreement dated April 22, 2005 between First National Bank of Omaha and Dakota Ethanol, L.L.C.	Filed as Exhibit 10. 1 on the registrant’s Form 10-Q filed with the Commission on May 16, 2005 and incorporated by reference herein.

10.13	Revolving Promissory Note dated April 21, 2005 between First National Bank of Omaha and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.2 on the registrant’s Form 10-Q filed with the Commission on May 16, 2005 and incorporated by reference herein.

10.14	Employment Agreement between Scott Mundt and Dakota Ethanol, L.L.C. dated October 17, 2005.	Filed as Exhibit 10.9 on the registrant’s Form 10-K filed with the Commission on March 30, 2006 and incorporated by reference herein.

10.15	Thirteenth Amendment to the Construction Loan Agreement dated March 31, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.15 on the registrant’s Form 10-K filed with the Commission on March 31, 2009 and incorporated by reference herein.

10.16	Employment Agreement between Scott Mundt and Dakota Ethanol, L.L.C. dated April 1, 2009	Filed as Exhibit 10.1 on the registrant’s Form 10-Q filed with the Commission on May 15, 2009 and incorporated by reference herein.

10.17	First Amended and Restated Construction Loan Agreement dated June 18, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.1 on the registrant’s Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.

10.18	Corn Oil Marketing Agreement dated August 11, 2009 between RPMG, Inc. and Dakota Ethanol, L.L.C. +	Filed as Exhibit 10.2 on the registrant’s Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith

+ Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date: March 31, 2010	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2010	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2010	/s/ Douglas Van Duyn
Douglas Van Duyn, Manager

Date: March 31, 2010	/s/ Brian Woldt
Brian Woldt, Manager

Date: March 31, 2010	/s/ Randy Hansen
Randy Hansen, Manager

Date: March 31, 2010	/s/ Rick Kasperson
Rick Kasperson, Manager

Date: March 31, 2010	/s/ Ronald Alverson
Ronald Alverson, Manager

Date: March 31, 2010	/s/ Dale Thompson
Dale Thompson, Manager

Date: March 31, 2010	/s/ Todd Brown
Todd Brown, Manager