Form 10-Q
period 2010-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2010-05-17
CIK 1156174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 17, 2010, there were 29,620,000 units outstanding.

See Notes to Unaudited Consolidated Financial Statements

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2010	2009*

ASSETS

CURRENT ASSETS
Cash	$528,286	$365,066
Accounts receivable	2,062,040	3,456,380
Other receivables	25,577	276,273
Inventory	7,452,779	7,580,174
Due from broker	451,598	1,494,653
Derivative financial instruments	1,109,487	—
Prepaid expenses	157,407	167,954

Total current assets	11,787,174	13,340,500

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	40,768,265	40,768,265
	52,198,573	52,198,573
Less accumulated depreciation	(20,433,490)	(19,752,594)

Net property and equipment	31,765,083	32,445,979

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	2,421,605	2,345,300
Other	86,380	97,675

Total other assets	12,903,751	12,838,741

	$56,456,008	$58,625,220

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2010	2009*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Oustanding checks in excess of bank balance	$368,704	$285,804
Accounts payable	2,599,015	6,245,418
Accrued liabilities	981,734	1,045,279
Derivative financial instruments	134,541	610,991
Current portion of guarantee payable	61,860	52,485
Current portion of notes payable	4,154,375	2,727,740

Total current liabilities	8,300,229	10,967,717

LONG-TERM LIABILITIES
Notes payable, net of current maturities	1,550,380	3,609,203
Guarantee payable, net of current portion	147,793	147,793
Other	177,012	166,600

Total long-term liabilities	1,875,185	3,923,596

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	31,374,194	28,827,507

Total members’ equity	46,280,594	43,733,907

	$56,456,008	$58,625,220

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

	2010	2009

REVENUES	$22,838,763	$20,975,004

COST OF REVENUES	19,482,080	20,936,416

GROSS PROFIT	3,356,683	38,588

OPERATING EXPENSES	760,010	702,462

INCOME (LOSS) FROM OPERATIONS	2,596,673	(663,874)

OTHER INCOME (EXPENSE)
Interest and other income	4,840	4,567
Equity in net income (loss) of investments	76,305	(387,402)
Interest and other expense	(131,131)	(203,311)
Total other income (expense)	(49,986)	(586,146)

NET INCOME (LOSS)	$2,546,687	$(1,250,020)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.09	$(0.04)

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$2,546,687	$(1,250,020)
Changes to net income (loss) not affecting cash
Depreciation and amortization	692,191	680,059
Equity in net (income) loss of investments	(76,305)	387,402
Unrealized (gain) loss on purchase commitments	237,800	(2,066,361)
Lower of cost or market adjustment on inventory	295,809	414,430
(Increase) decrease in
Receivables	1,645,036	(501,226)
Inventory	(168,414)	131,156
Prepaid expenses	10,547	101,784
Derivative financial instruments and due from broker	(542,883)	345,359
Increase (decrease) in
Accounts payable	(3,646,403)	(3,059,114)
Accrued liabilities	(290,932)	(52,561)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	703,133	(4,869,092)

INVESTING ACTIVITIES
Purchase of property and equipment	—	(716,085)
NET CASH USED FOR INVESTING ACTIVITIES	—	(716,085)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	82,900	329,018
Short-term notes payable issued	—	1,393,000
Long-term notes payable issued	—	4,369,000
Principal payments on long-term notes payable	(622,813)	(463,835)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(539,913)	5,627,183

NET INCREASE IN CASH	163,220	42,006

CASH AT BEGINNING OF PERIOD	365,066	488,517

CASH AT END OF PERIOD	$528,286	$530,523

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$253,030	$140,742

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES

Capital expenditures in accounts payable	$—	$317,245

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2010 AND 2009

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited financial statements for the year ended December 31, 2009, contained in the annual report on Form 10-K  for 2009.

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

Shipping costs incurred in the sale of distiller’s grains are classified in net revenues.  Shipping costs on distiller’s grains were approximately $174,000 and $260,000 for the three months ended March 31, 2010 and 2009, respectively.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2010 AND 2009

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

Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.  Effective January 1, 2008, we applied the normal purchase and sales exemption under derivative accounting for forward purchases of corn and sales of distiller’s grains.  Transactions initiated prior to January 1, 2008 are not exempted from the accounting and reporting requirements.  As of March 31, 2010, we are committed to purchasing 2.2 million bushels of corn on a forward contract basis with an average price of $3.73 per bushel, of which 200,000 bushels are subject to derivative accounting treatment and 2.0 million bushels are accounted for as normal purchases, and accordingly, are not marked to market and are accounted for using lower of cost or market accounting.  Dakota Ethanol has a derivative financial instrument liability of approximately $135,000 related to the forward contracted purchases of corn.  The corn purchase contracts represent 13% of the annual plant corn usage.

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At March 31, 2010, we are not committed to purchasing any natural gas.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market.

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

MARCH 31, 2010 AND 2009

As part of our trading activity, we use futures and option contracts offered through regulated commodity exchanges to reduce risk and we are exposed to risk of loss in the market value of inventories. To reduce that risk, we generally take positions using forward and futures contracts and options.

Derivatives not designated as hedging instruments at March 31, 2010 and December 31, 2009 were as follows:

	Balance Sheet	March 31,	December 31,
	Classification	2010	2009*

Futures and options contracts	Current Assets	$1,109,487	$—
Futures and options contracts	(Current Liabilities)	$—	$(551,420)
Forward contracts	(Current Liabilities)	$(134,541)	$(59,571)

* Derived from audited financial statements

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Operations	Three Months Ended March 31,
	Classification	2010	2009
Net realized and unrealized gains (losses) related to sales contracts:

Futures and options contracts	Revenues	$252,938	$—

Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$245,052	$(58,417)
Forward contracts	Cost of Revenues	$(74,970)	$(8,742)

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

Dakota Ethanol has a nine percent investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s December 31, 2009 unaudited results.  The carrying amount of the Company’s investment was approximately $1,428,000 and $1,351,000 as of March 31, 2010 and December 31, 2009, respectively.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2010 AND 2009

Dakota Ethanol has a twelve percent investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s December 31, 2009 unaudited results.  The carrying amount of the Company’s investment was approximately $994,000 as of March 31, 2010 and December 31, 2009.

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

NOTE 3 -         INVENTORY

Inventory consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009*

Raw materials	$5,151,041	$5,049,737
Finished goods	771,881	855,745
Work in process	532,828	679,817
Parts inventory	997,029	994,875
	$7,452,779	$7,580,174

* Derived from audited financial statements

Included in inventory is a lower of cost or market adjustment of approximately $295,000 and $212,000 at March 31, 2010and December 31, 2009 respectively.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2010 AND 2009

NOTE 4 -         SHORT-TERM NOTE PAYABLE

On June 18, 2009, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $4,000,000.  The note expires on May 17, 2010 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at adjustable basis points above the lender’s base rate (5.25 percent at March 31, 2010.  The rate is subject to a floor of 5.0 percent.    There is a commitment fee of 1/2 percent on the unused portion of the $4,000,000 availability. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon the note as needed.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On March 31, 2010 and December 31, 2009, Dakota Ethanol had $0 outstanding and $4,000,000 available to be drawn on the revolving promissory note.

NOTE 5 -         LONG-TERM NOTES PAYABLE

Dakota Ethanol has two notes payable to First National Bank of Omaha, Nebraska (the Bank) (Term Notes 2 and 5).

As part of the note payable agreements, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. The notes are collateralized by the ethanol plant and equipment, its accounts receivable and inventories. Term note 2 is subject to prepayment penalties based on the cost incurred by the Bank to break its fixed interest rate commitment.

The balance of Term Note 2 is due and payable in quarterly installments of $581,690 through September 1, 2011. Interest on outstanding principal balances will accrue at a fixed rate of 9 percent.

The balance of Term Note 5 is due and payable on September 1, 2011. Interest on outstanding principal balances will accrue at adjustable basis points above the lender’s rate (5.0 percent at March 31, 2010).  This rate is subject to various adjustments based on various levels of indebtedness to net worth, as defined by the agreement. The rate is subject to a floor of 5.0 percent.  Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $3,575,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess an unused commitment fee of 3/8 percent on the unused portion of the note.  Term Note 5 has a reducing feature through which the available amount of the note is reduced annually by 75 percent of the excess cash flow for the year.  On March 31, 2010, Dakota Ethanol had $0 outstanding and $3,575,000 available to be drawn on Term Note 5.  On December 31, 2009, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

During December 2008, Dakota Ethanol issued a note payable related to the purchase of land adjacent to the plant site.  The note was issued for $450,000.  The note matures on December 1, 2012.  The note is payable in annual installments of $112,500 plus interest.  Interest on outstanding principal balances will accrue at a fixed rate of 7.0 percent.

Dakota Ethanol conducted a private placement offering of subordinated unsecured debt securities which closed on May 30, 2009.  The securities mature two years from the date of issuance.  Interest on the outstanding balances will accrue at a fixed rate of 9 percent.  Interest will be paid annually on January 30th of each year beginning on January 30, 2010.  We have raised $1,439,000 in subordinated debt through this offering.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2010 AND 2009

The note to FDDC for $200,000 has a fixed interest rate of 5.5%.  The note requires monthly installments of principal and interest and matures on May 22, 2014.  The note is secured by the oil extraction equipment.

We are in compliance with our financial covenants as of March 31, 2010.

The balances of the notes payable are as follows:

	March 31,	December 31,
	2010	2009*

Note payable to First National Bank, Omaha Term Note 2	$2,348,306	$2,864,121
Note payable - Land	337,500	337,500
Note payable - Subordinated notes	1,439,000	1,439,000
Note payable - REED	849,728	895,586
Note payable - FDDC	170,358	179,394
Note payable -Guardian Eagle	559,863	621,342
	5,704,755	6,336,943

Less current portion	(4,154,375)	(2,727,740)

	$1,550,380	$3,609,203

* Derived from audited financial statements

Minimum principal payments for the next five years are estimated as follows:

Years Ending March 31,	Amount
2011	$4,154,375
2012	866,468
2013	376,869
2014	261,553
2015	45,490

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2010 AND 2009

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
March 31, 2010
Assets:
Derivative financial instruments	$1,109,487	$1,109,487	$—	$—

Liabilities:
Derivative financial instruments	$134,541	$—	$134,541	$—

December 31, 2009*

Assets:
Derivative financial instruments	$—	$—	$—	$—

Liabilities:
Derivative financial instruments	$610,991	$551,420	$59,571	$—

* Derived from audited financial statements

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2010.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2010 AND 2009

The Company believes the carrying amount of cash, cash equivalents, accounts receivable, due from broker, derivative instruments, and accounts payable approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations at March 31, 2010 of $5,914,408 had an estimated fair value of approximately $5,950,983 based on estimated interest rates for comparable debt.  The carrying amount and fair value were $6,537,221 and $6,602,314 respectively at December 31, 2009.

NOTE 7 -         COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on ethanol sold.  Incentive revenue of $86,000 and $58,000 was recorded for the three months ended March 31, 2009 and 2008, respectively.  Dakota Ethanol earned its final allocation in February 2010 for the program year ended June 30, 2010.  Dakota Ethanol will not receive the annual maximum for the 2010 program year due to budget constraints on the State of South Dakota program.

NOTE 8 -         RELATED PARTY TRANSACTIONS

Dakota Ethanol owns a 9% interest in RPMG, in which Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol and dried distiller’s grains inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.

Sales and marketing fees related to the agreements are as follows:

	Three Months Ended March 31,
	2010	2009

Sales ethanol	$18,907,386	$16,672,730
Sales distiller’s grains	1,770,823	1,161,833

Marketing fees ethanol	54,371	52,270
Marketing fees distillers grains	22,092	17,278

	March 31,	December 31,
	2010	2009

Amounts due included in accounts receivable	$1,631,538	$2,973,282

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2010, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Availability and costs of raw materials, particularly corn and natural gas;

•	Changes in the price and market for ethanol, distillers grains and corn oil;

•	Decreases in the price of gasoline or decreased gasoline demand;

•	Changes in the availability and cost of credit;

•	Changes and advances in ethanol production technology;

•	The effectiveness of our hedging strategy to offset increases in the price of our raw materials and decreases in the prices of our products;

•	Overcapacity within the ethanol industry causing supply to exceed demand;

•	Our ability to market and our reliance on third parties to market our products;

•	The decrease or elimination of governmental incentives which support the ethanol industry;

•	Changes in the weather or general economic conditions impacting the availability and price of corn;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to retain key employees and maintain labor relations;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.

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

Overview

Lake Area Corn Processors, LLC is a South Dakota limited liability company that owns and manages its wholly-owned subsidiary, Dakota Ethanol, L.L.C.  Dakota Ethanol, L.L.C. owns and operates an ethanol plant located near Wentworth, South Dakota that has a nameplate production capacity of 40 million gallons of ethanol per year.  Lake Area Corn Processors, LLC is referred to in this report as “LACP,” the “company,” “we,” or “us.”  Dakota Ethanol, L.L.C. is referred to in this report as “Dakota Ethanol” “we” “us” or the “ethanol plant.”

Our revenue is derived from the sale and distribution of our ethanol, distillers grains and corn oil.  The ethanol plant currently operates in excess of its nameplate capacity, producing approximately 47 million gallons of ethanol per year.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market.  We have engaged RPMG, Inc. to market all of the ethanol and corn oil that we produce at the plant.  Further, RPMG, Inc. markets all of the distillers grains that we produce that we do not market internally to local customers.

There have been a number of recent developments in legislation that impacts the ethanol industry.  One such development concerns the federal Renewable Fuels Standard (RFS).  The ethanol industry is benefited by the RFS which requires that a certain amount of renewable fuels must be used in the United States each year.  In February 2010, the EPA issued new regulations governing the RFS.  These new regulations have been called RFS2.  The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these greenhouse gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.  Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions.  Further, certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the ethanol that we produce.

In addition to RFS2 which included greenhouse gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to RFS2.  Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly disadvantages corn based ethanol.  Management believes that these new regulations will preclude corn based ethanol from being used in California.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  Currently, several lawsuits have been filed challenging the California LCFS.

Ethanol production in the United States is benefited by various tax incentives.  The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC).  VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of 10%.  VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.  On December 31, 2009, the biodiesel blenders’ tax credit was allowed to expire.  Recently, Congress passed legislation to reinstate the biodiesel credit until

December 31, 2010.  However, the bills passed by the House and Senate must be reconciled and the final bill must be signed by the President before the biodiesel blenders’ tax credit will be reinstated.  If the VEETC that benefits the ethanol industry is allowed to expire, it could negatively impact demand for ethanol and may harm our financial condition.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the three months ended March 31, 2010 and 2009:

	March 31, 2010 (unaudited)		March 31, 2009 (unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$22,838,763	100.0	$20,975,004	100.0

Cost of Revenues	$19,482,080	83.5	$20,936,416	99.8

Gross Profit	$3,356,683	14.7	$38,588	0.2

Operating Expenses	$760,010	3.3	$702,462	3.3

Income (Loss) from Operations	$2,596,673	11.4	$(663,874)	3.2

Other Expense	$(49,986)	0.2	$(586,146)	2.8

Net Income (Loss)	$2,546,687	11.2	$(1,250,020)	6.0

Revenues

Our ethanol revenue increased by approximately 15% during the first quarter of 2010 compared to the same period of 2009, which in real terms equaled an increase of approximately $2,488,000.  Our total distillers grains revenue decreased by approximately 25% for the first quarter of 2010 compared to the same period of 2009.  In real terms, this equaled a decrease of approximately $1,022,000 in total distillers grains revenue.  Our other sales increased by approximately $372,000 for the first quarter of 2010 compared to the same period of 2009, primarily related to our corn oil sales.

Ethanol

Our ethanol revenue increased during the first quarter of 2010 compared to the first quarter of 2009 because we increased our ethanol production and the average price we received for our ethanol during the 2010 period also increased.  We increased our ethanol sales by approximately 4% to more than 12 million gallons for the first quarter of 2010.  This increase in our ethanol sales was the result of increasing our ethanol production during the 2010 period.  In addition to the increase in ethanol sales, the average price we received per gallon of ethanol during the first quarter of 2010 was approximately $0.15 per gallon higher compared to the first quarter of 2009.  This was an increase of approximately 10%.  Management attributes this increase in ethanol prices with more favorable conditions in the ethanol industry during the first quarter of 2010 compared to the first quarter of 2009.  During the first quarter of 2009, commodity prices were low as a result of the significant economic uncertainty that existed in the world economies.  As the world economies have started to recover, commodity prices have begun to increase.

Management anticipates that ethanol prices for the remaining quarters of 2010 will gradually increase.  Management anticipates that ethanol prices will be affected by increasing corn costs and rising energy prices in the remaining quarters of 2010.  We anticipate some seasonality of demand for ethanol that coincides with increased gasoline demand during the summer driving season.  The ethanol plant is currently operating at capacity.  Management anticipates that ethanol production will continue at operating capacity for the remaining quarters of 2010.

Distillers Grains

For the first quarter of 2010, total distillers grains revenue decreased by approximately 25%.  This decrease was primarily the result of significant decreases in the market prices of distillers grains.  The average price we received per ton of dried distillers grains during the first quarter of 2010 was approximately 33% lower than during the first quarter of 2009.  This decrease in real terms was approximately $46 per ton of dried distillers grains.  Similarly, the average price we received for our modified/wet distillers grains was approximately 27% lower during the first quarter of 2010 compared to the first quarter of 2009.  In real terms, this decrease equaled approximately $31 per ton of modified/wet distillers grains.  Management attributes these decreases in the average prices we received for our distillers grains with increased supply of distillers grains in the market and lower cost alternative feeds that pushed down the price of distillers grains.

During the first quarter of 2010 we sold approximately 76% more tons of dried distillers grains than we sold in the first quarter of 2009.  This was an increase of approximately 6,000 tons of dried distillers grains.  This increase in dried distillers grains sales was related to market conditions that made it more favorable to sell our distillers grains in the dried form.  As a result, during the first quarter of 2010, we sold approximately 5,000 less tons (on a dry-equivalent basis) of modified/wet distillers grains compared to the first quarter of 2009.  This was a decrease of approximately 20%.  Based on total tons of distillers grains sold, we continue to sell more distillers grains in the modified/wet form compared to the dried form.  We make the decision regarding the amount of distillers grains we produce in the dried form versus the modified/wet form based on market conditions and the relative costs associated with producing each form of distillers grains.  We experience increased natural gas consumption when we produce more dried distillers grains.

Corn Oil

During the first quarter of 2010, we sold approximately 1,772,000 pounds of corn oil compared to approximately 331,000 pounds of corn oil during the first quarter of 2009.  This increase in the number of pounds of corn oil that we sold was the result of the fact that we only operated our corn oil extraction equipment for a short period of time during the first quarter of 2009.  The average price we received for our corn oil during the first quarter of 2010 was approximately 79% higher than the price we received for the first quarter of 2009.  This was an increase of approximately $0.11 per pound.  Management attributes this increase in corn oil prices with rising energy prices.  Management anticipates that corn oil prices will be stable or may fall depending on the demand from the biodiesel market.  Currently most biodiesel production in the United States is idled due to the fact that the biodiesel blenders’ tax credit was allowed to expire.  Corn oil can be used as the feedstock to produce biodiesel.  We may experience decreased demand for corn oil if the biodiesel blenders’ tax credit is not renewed.  We are continuing to refine our operation of the corn oil extraction equipment and anticipate that this may lead to increased production in the future.

Cost of Revenues

Our cost of revenues decreased in the first quarter of 2010 compared to the first quarter of 2009, primarily as a result of decreased corn costs per bushel and decreased natural gas costs per mmBtu.  These per unit cost decreases were partially offset by increases in our corn and natural gas consumption due to our increased production of ethanol, distillers grains and corn oil during the first quarter of 2010 compared to the first quarter of 2009.

Corn

Our total cost of corn, including derivative instruments, was approximately 10% lower for the first quarter of 2010 compared to the same period of 2009.  Our average cost per bushel of corn decreased but was partially offset by an increase in our corn consumption.  Our average cost per bushel of corn during the first quarter of 2010, including our derivative instrument costs, was approximately $3.59 per bushel, compared to approximately $4.17 per bushel during the first quarter of 2009, a decrease of approximately 14% per bushel of corn.  Management attributes this decrease in corn costs to lower market corn prices during the first quarter of 2010 compared to the first quarter of 2009 along with more favorable risk management positions during the 2010 period.  We anticipate that our corn costs will be relatively stable during the remaining quarters of our 2010 fiscal year.  However, poor weather conditions could significantly impact corn prices.

We increased our corn consumption during the first quarter of 2010 compared to the first quarter of 2009 because of increased ethanol, distillers grains and corn oil production.  We consumed approximately 186,000 more bushels of corn during the first quarter of 2010 compared to the first quarter of 2009.  This was an approximately 4% increase.  Our operating margins during the first quarter of 2010 were more favorable than the first quarter of 2009.  In order to take advantage of these increased margins, we increased production at the plant during the first quarter of 2010.

Natural Gas

Our total cost of revenue associated with natural gas was approximately 15% lower for the first quarter of 2010 compared to the first quarter of 2009.  Our average natural gas cost, which includes costs associated with our derivative instrument positions, for the first quarter of 2010 was approximately $6.31 per mmBtu compared to approximately $7.90 per mmBtu for the first quarter of 2009, a decrease of approximately 20%.  Management attributes this decrease in natural gas costs with lower market natural gas prices.  Management believes that there are currently adequate natural gas supplies which have lowered the market prices of natural gas.  Management anticipates that natural gas prices may increase should the world economies continue to rebound which could result in increased natural gas demand.

Our natural gas consumption increased approximately 6% during the first quarter of 2010 compared to the first quarter of 2009.  In real terms, we experienced an increase of approximately 20,000 mmBtu of natural gas for the first quarter of 2010 compared to the first quarter of 2009.  This increase in natural gas consumption was the result of increased ethanol and distillers grains production by the ethanol plant during the first quarter of 2010 compared to the first quarter of 2009.  We also increased our production of dried distillers grains during the first quarter of 2010 compared to the first quarter of 2009.  Production of dried distillers grains requires more natural gas than production of modified/wet distillers grains.  We anticipate that in the future, our natural gas consumption will be comparable to current natural gas usage.  However, should we continue to produce more dried distillers grains as opposed to modified/wet distillers grains, we expect our natural gas consumption will increase as natural gas is used to fire our distillers grains dryers.

Operating Expenses

Our operating expenses were higher for the first quarter of 2010 compared to the first quarter of 2009 as a result of increases in our wages and bonuses.  Our wage and bonus costs increased due to the fact that the ethanol plant operated more profitably during the first quarter of 2010 compared to the first quarter of 2009.  Our insurance costs also decreased for the first quarter of 2010 compared to the first quarter of 2009 as a result of our participation in a captive insurance company.

Other Expense

Our total other expense was significantly lower during the first quarter of 2010 compared to the first quarter of 2009.  Our investments produced income during the first quarter of 2010 compared to a loss for the first quarter of 2009.  This income was primarily a result of our investment in RPMG.  We paid less interest during the first quarter of 2010 compared to the first quarter of 2009 as a result of our ongoing retirement of our long-term debt.

Changes in Financial Condition for the Three Months Ended March 31, 2010

We had more cash on hand at March 31, 2010 compared to December 31, 2009 as a result of profits we earned from our operations during the first quarter of 2010.  Our accounts receivable at March 31, 2010 significantly decreased compared to December 31, 2009 as a result of decreased ethanol values.  In addition, the amount that we had due from our commodities broker was significantly less at March 31, 2010 compared to December 31, 2009 as a result of less margin cash being required to fund our hedge positions.  Our derivative instruments represented an asset on our balance sheet at March 31, 2010 compared to a liability at December 31, 2009.  At the end of each period we compare the value of our derivative instruments to the market price of the underlying commodities to determine whether our derivative instruments represent an asset or a liability.

The net value of our property and equipment was lower at March 31, 2010 compared to December 31, 2009 as a result of our accumulated depreciation.  We did not make any capital expenditures during the first quarter of 2010.  In addition, our other assets were comparable at March 31, 2010 and at December 31, 2009.

Our current liabilities were lower at March 31, 2010 compared to December 31, 2009.  Our accounts payable at March 31, 2010 significantly decreased compared to December 31, 2009.  Management attributes this decrease with our corn suppliers seeking to defer corn payments at the end of 2009 until early 2010.  The value of our derivative financial instruments liability was lower at March 31, 2010 compared to December 31, 2009 as a result of reductions to losses on futures contracts.  The current portion of our notes payable at March 31, 2010 significantly increased compared to December 31, 2009 because many of the subordinated promissory notes that we issued at the beginning of 2009 will become due starting in January 2011.

Our long-term liabilities were lower at March 31, 2010 compared to December 31, 2009 as a result of the fact that our subordinated promissory notes became a current liability during the first quarter of 2010.  In addition, our long-term notes payable were decreased as a result of our ongoing debt service payments.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital.  These two revolving loans are described in greater detail below in the section entitled “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”  As of March 31, 2010, we had $0 outstanding and $8,575,000 available to be drawn on these revolving loans.  Management anticipates that this is sufficient to maintain our liquidity and continue our operations for the next 12 months.

The following table shows cash flows for the three months ended March 31, 2010 and 2009:

	Three months Ended March 31,
	2010	2009
Net cash provided by (used in) operating activities	$703,133	$(4,869,092)
Net cash (used in) investing activities	$—	$(716,085)
Net cash provided by (used in) financing activities	$(539,913)	$5,627,183

Cash Flow From Operations

Our cash flow from operations was significantly greater for the first quarter of 2010 compared to the first quarter of 2009.  We had net income for the first quarter of 2010 compared to a net loss during the first quarter of 2009.  In addition to the net loss we had for the first quarter of 2009, we had a significant unrealized gain on our risk management activities that further impacted our cash flow from operations.

Cash Flow From Investing Activities

We did not use any cash for investing activities during the first quarter of 2010.  We used cash for investing activities during the first quarter of 2009 related to our purchase and installation of corn oil extraction equipment.

Cash Flow From Financing Activities

We used cash for our financing activities during the first quarter of 2010, primarily due to payments we made on our long-term loans.  During the first quarter of 2009, our financing activities provided cash as a result of amounts that we received from our revolving loans as well as the proceeds of the issuance of our unsecured promissory notes.

Indebtedness

First National Bank of Omaha (FNBO) is our primary lender.  We have three loans outstanding with FNBO, a short-term revolving loan, a long-term revolving loan, and a term loan which was used to finance the construction of our ethanol plant.  In addition, we entered into subordinated unsecured debt financing with various individuals following the end of our 2008 fiscal year for additional working capital.  We also secured two loans to offset the cost of our corn oil extraction equipment which total $1,200,000.  Finally, we have a long-term loan related to a piece of property that we purchased adjacent to our ethanol plant.  The specifics of each credit facility we have outstanding are discussed below.

Short-Term Debt Sources

We have a short-term revolving promissory note with FNBO.  We can borrow up to $4,000,000 pursuant to this revolving promissory note.  The maturity date of the revolving promissory note is May 17, 2010.  We are in the process of renewing this promissory note.  We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 2% higher than FNBO’s base rate.  The interest rate for this loan as of March 31, 2010 was 5.25%.  The revolving promissory note is subject to a minimum interest rate of 5% per year.  Interest on the revolving promissory note is paid quarterly.  We are required to pay a quarterly fee of 1/2 percent on the unused portion of the revolving promissory note.  The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventories.  As of March 31, 2010, we had $0 outstanding on our revolving promissory note and $4,000,000 available to be drawn.

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

The balance of the term note requires quarterly payments which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on the outstanding principal balance accrues at a fixed rate of 9% annually.  The principal balance due pursuant to the note as of March 31, 2010 was approximately $2,348,000.

We have a long-term revolving loan pursuant to which we may elect to borrow up to $3,575,000 through September 1, 2011 known as Term Note 5.  The available amount of funds we can borrow pursuant to Term Note 5 reduces each year by 75% of certain excess cash flow we have at the end of each of our fiscal years.  Therefore, the funds available for us to draw on Term Note 5 may decrease each year.  If in any year we have a principal balance outstanding on Term Note 5 in excess of the new credit limit, we must make a payment to FNBO such that the amount outstanding on Term Note 5 does not exceed the new credit limit.

Interest accrues on Term Note 5 at a variable interest rate of 0.5% above FNBO’s base rate.  This interest rate is subject to reductions based on ratios of our total indebtedness to our net worth.  Term Note 5 is subject to a minimum interest rate of 5% per year.  We are required to pay a quarterly fee of 3/8 percent on the unused portion of Term Note 5.  On March 31, 2010, we had $0 outstanding and $3,575,000 available to be drawn on this loan.  As of March 31, 2010, interest accrued on Term Note 5 at the minimum interest rate of 5% per year.

We also have a long-term debt obligation related to our purchase of an additional 135 acres of land pursuant to a land purchase contract.  The total cost of this additional land was $550,000.   As of March 31, 2010, we had $337,500 remaining to be paid pursuant to this land purchase contract.

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds.  The portion for which we are obligated is currently estimated at $200,000.  Taxes levied on our property are used for paying the debt service on the bonds.  We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service.  The interest rate on the bonds is 7.75% annually.  The bonds require semi-

annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was approximately $1,370,000 as of March 31, 2010.

Subordinated Debt

During our 2009 fiscal year, we completed a private placement offering of subordinated unsecured debt securities.  The debt securities that we offered were not registered with the Securities and Exchange Commission and were offered pursuant to claimed exemptions from registration under state and federal securities laws.  We raised a total of $1,439,000 in subordinated debt through this offering.  Interest on the subordinated notes accrues at a fixed interest rate of 9% per year, which is the same rate we incur on our term loan with FNBO.  These subordinated debt securities have a two-year maturity from the date they were issued, with interest being paid on January 30th of each year and at maturity.

In addition, on July 24, 2009, we entered into a $700,000 subordinated secured loan with Guardian Eagle Investments, LLC.  The note accrues interest at a fixed rate of 9% per year and requires monthly installments of principal and interest.  This loan matures in April 2012.  The principal balance of the Guardian Eagle loan was approximately $560,000 as of March 31, 2010.  This loan, together with the $1,439,000 in subordinated unsecured debt securities discussed above were sufficient to meet FNBO’s requirement that we raise an additional $2,000,000 in subordinated debt.

We raised a total of $1,200,000 in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties.  We secured $1,000,000 in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC).  We closed on these loans on May 22, 2009.  FNBO agreed that the $1,200,000 in additional financing we secured for our corn oil extraction equipment was sufficient to satisfy its requirements.  We agreed to pay 4.70% interest on the $1,000,000 loan from REED and 5.5% interest on the $200,000 FDDC loan.  Both loans are amortized over a period of five years and both loans require monthly payments.  The principal balance of the REED loan was approximately $850,000 as of March 31, 2010.  The principal balance of the FDDC loan was approximately $170,000 as of March 31, 2010.

Covenants

As of March 31, 2010, we were in compliance with all of our loan covenants.  We had difficulty satisfying our loan covenants at the end of our 2008 fiscal year and the beginning of our 2009 fiscal year due to unfavorable operating conditions in the ethanol industry at that time.  If these unfavorable operating conditions return, we may not be able to continue to meet our loan covenants or other terms and conditions of our credit agreements.  However, management’s current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter.  If we fail to comply with the terms of our credit agreements with FNBO, and FNBO refuses to waive the non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans.

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

Derivative Instruments

We enter into short-term cash grain, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices.  We enter into short-

term forward, option and futures contracts for sales of ethanol to manage exposure to changes in energy prices.  All of our derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.  We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We do not currently have any amounts outstanding on variable interest loans.  We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of derivative and hedging accounting.

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

We have adjusted our hedging strategy in order to avoid significant long-term fixed price contracts for our corn and natural gas.  Further, our primary lender, has required us to provide periodic reports regarding our hedging activities along with changes to our risk management strategy.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a decrease to our cost of revenues of approximately $170,000 related to derivative instruments for the quarter ended March 31, 2010.  We recorded an increase to our cost of revenues of approximately $68,000 related to derivative instruments for the quarter ended March 31, 2009.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of March 31, 2010, we had price protection for approximately 13% of our expected corn usage for the next twelve months using CBOT futures and options and over-the-counter option contracts.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of March 31, 2010, we do not have any commitments to purchase natural gas for our  2010 fiscal year.

A sensitivity analysis has been prepared to estimate our exposure to corn price risk. The following table presents the fair value of our derivative instruments as of March 31, 2010 and December 31, 2009 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such price. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date.  The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
March 31, 2010	$1,746,695	$174,670
December 31, 2009	$3,562,370	$356,237

ITEM 4T.  CONTROLS AND PROCEDURES.

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments have occurred in the three month period ended March 31, 2010.

ITEM 1A.  RISK FACTORS.

There have been no material changes in the risks that we face since the date when we filed our annual report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

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

LAKE AREA CORN PROCESSORS, LLC

Date:	May 17, 2010	/s/ Scott Mundt
Scott Mundt
Chief Executive Officer

Date:	May 17, 2010	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer