Form 10-Q
period 2010-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2010-08-13
CIK 1156174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 13, 2010, there were 29,620,000 units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

	June 30,	December 31,
	2010	2009*

ASSETS

CURRENT ASSETS
Cash	$1,667,214	$365,066
Accounts receivable	2,287,911	3,456,380
Other receivables	104,752	276,273
Inventory	7,322,744	7,580,174
Due from broker	670,590	1,494,653
Derivative financial instruments	338,188	—
Prepaid expenses	156,850	167,954

Total current assets	12,548,249	13,340,500

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	40,768,265	40,768,265
	52,198,573	52,198,573
Less accumulated depreciation	(21,114,079)	(19,752,594)

Net property and equipment	31,084,494	32,445,979

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	2,489,624	2,345,300
Other	286,320	97,675

Total other assets	13,171,710	12,838,741

	$56,804,453	$58,625,220

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

	June 30,	December 31,
	2010	2009*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Oustanding checks in excess of bank balance	$—	$285,804
Accounts payable	2,509,055	6,245,418
Accrued liabilities	1,327,116	1,045,279
Derivative financial instruments	115,595	610,991
Current portion of guarantee payable	71,236	52,485
Current portion of notes payable	3,893,138	2,727,740

Total current liabilities	7,916,140	10,967,717

LONG-TERM LIABILITIES
Notes payable, net of current maturities	1,309,660	3,609,203
Guarantee payable, net of current portion	147,793	147,793
Other	187,425	166,600

Total long-term liabilities	1,644,878	3,923,596

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	32,337,035	28,827,507

Total members’ equity	47,243,435	43,733,907

	$56,804,453	$58,625,220

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUES	$20,245,683	$22,487,000	$43,084,445	$43,462,005

COST OF REVENUES	18,542,586	21,456,600	38,024,667	42,393,017

GROSS PROFIT	1,703,097	1,030,400	5,059,778	1,068,988

OPERATING EXPENSES	708,003	747,143	1,468,012	1,449,604

INCOME (LOSS) FROM OPERATIONS	995,094	283,257	3,591,766	(380,616)

OTHER INCOME (EXPENSE)
Interest and other income	11,471	11,929	16,311	16,496
Equity in net income(loss) of investment	68,018	101,662	144,324	(285,741)
Interest and other expense	(111,742)	(214,195)	(242,874)	(417,506)
Total other income (expense)	(32,253)	(100,604)	(82,239)	(686,751)

NET INCOME (LOSS)	$962,841	$182,653	$3,509,527	$(1,067,367)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.03	$0.01	$0.12	$(0.04)

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$—	$—	$—

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2010 AND 2009

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the six and three months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for a full year.

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

Shipping costs incurred by the Company in the sale of ethanol, dried distillers grains and corn oil are not specifically identifiable and as a result, revenue from the sale of these products is recorded based on the net selling price reported to the Company from the marketer.

Cost of Revenues

The primary components of cost of revenues from the production of ethanol and related co-product are corn expense, energy expense (natural gas and electricity), raw materials expense (chemicals and denaturant), and direct labor costs.

Shipping costs incurred in the sale of dried distiller’s grains are classified in net revenues.  Shipping costs on modified and wet distiller’s grains are included in cost of revenues.  Shipping costs were approximately $319,000 and $146,000 for the six and three months ended June 30, 2010, respectively.  Shipping costs were approximately $482,000 and $221,000 for the six and three months ended June 30, 2009, respectively.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2010 AND 2009

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

Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.  Effective January 1, 2008, we applied the normal purchase and sales exemption under derivative accounting for forward purchases of corn and sales of distiller’s grains.  Transactions initiated prior to January 1, 2008 are not exempted from the accounting and reporting requirements.  As of June 30, 2010, we are committed to purchasing 3.2 million bushels of corn on a forward contract basis with an average price of $3.48 per bushel, of which 200,000 bushels are subject to derivative accounting treatment and 3.0 million bushels are accounted for as normal purchases, and accordingly, are not marked to market and are accounted for using lower of cost or market accounting.  Dakota Ethanol has a derivative financial instrument liability of approximately $116,000 related to the forward contracted purchases of corn.  The corn purchase contracts represent 18% of the annual corn usage.

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At June 30, 2010, we are committed to purchasing 40,000 MMBtu’s of natural gas with an average price of $4.16 per MMBtu.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market.  The natural gas purchase contracts represent 3% of the annual natural gas usage

We enter into short-term forward, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices. We enter into short-term forward, option and futures contracts for sales of ethanol to manage exposure to changes in energy prices.  All of our derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2010 AND 2009

value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of our trading activity, we use futures and option contracts offered through regulated commodity exchanges to reduce risk and we are exposed to risk of loss in the market value of inventories. To reduce that risk, we generally take positions using forward and futures contracts and options.

Derivatives not designated as hedging instruments at June 30, 2010 and December 31, 2009 were as follows:

	Balance Sheet	June 30,	December 31,
	Classification	2010	2009*

Futures and options contracts	Current Assets	$338,188	$—
Futures and options contracts	(Current Liabilities)	$—	$(551,420)
Forward contracts	(Current Liabilities)	$(115,595)	$(59,571)

* Derived from audited financial statements

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Operations	Three Months Ended June 30,
	Classification	2010	2009
Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$247,692	$538,876
Forward contracts	Cost of Revenues	$(255,068)	$(66,579)

	Statement of Operations	Six Months Ended June 30,
	Classification	2010	2009
Net realized and unrealized gains related to sales contracts:
Futures and options contracts	Revenues	$252,938	$—
Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$2,759,608	$480,460
Forward contracts	Cost of Revenues	$(567,838)	$1,950,597

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2010 AND 2009

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

NOTE 3 -         INVENTORY

Inventory consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009*

Raw materials	$4,883,162	$5,049,737
Finished goods	957,589	855,745
Work in process	514,083	679,817
Parts inventory	967,910	994,875
	$7,322,744	$7,580,174

* Derived from audited financial statements

Included in inventory is a lower of cost or market adjustment of approximately $90,000 and $212,000 at June 30, 2010 and December 31, 2009 respectively.

NOTE 4 -         SHORT-TERM NOTE PAYABLE

On May 13, 2010, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $5,000,000.  The note expires on May 12, 2011 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2010 AND 2009

requirements. Interest on the outstanding principal balances will accrue at 350 basis points above the 1 month LIBOR rate (4.50 percent at June 30, 2010).  The rate is subject to a floor of 4.5 percent.    There is a commitment fee of 1/2 percent on the unused portion of the $5,000,000 availability. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon the note as needed.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On June 30, 2010 Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on the revolving promissory note.  On December 31, 2009, Dakota Ethanol had $0 outstanding and $4,000,000 available to be drawn on the revolving promissory note.

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

On May 13, 2010, Dakota Ethanol restructured Term Note 5.  Term Note 5 is a reducing revolving note with an availability of $5,000,000.  Interest on outstanding principal balances will accrue at 400 basis points above the 1 month LIBOR rate (5.0 percent at June 30, 2010).  The rate is subject to a floor of 5.0 percent.  Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess an unused commitment fee of 1/2 percent on the unused portion of the note.  Term Note 5 has a reducing feature through which the available amount of the note is reduced by $1,000,000 on the anniversary of the note.  The note matures on May 1, 2013.  On June 30, 2010, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.  On December 31, 2009, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

During December 2008, Dakota Ethanol issued a note payable related to the purchase of land adjacent to the plant site.  The note was issued for $450,000.  The note matures on December 1, 2012.  The note is payable in annual installments of $112,500 plus interest.  Interest on outstanding principal balances will accrue at a fixed rate of 7.0 percent.

Dakota Ethanol conducted a private placement offering of subordinated unsecured debt securities which closed on May 30, 2009.  The securities mature two years from the date of issuance.  Interest on the outstanding balances will accrue at a fixed rate of 9 percent.  Interest will be paid annually on January 30th of each year beginning on January 30, 2010.  We raised $1,439,000 in subordinated debt through this offering.

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

JUNE 30, 2010 AND 2009

The note to FDDC for $200,000 has a fixed interest rate of 5.5%.  The note requires monthly installments of principal and interest and matures on May 22, 2014.  The note is secured by the oil extraction equipment.

We are in compliance with our financial covenants as of June 30, 2010.

The balances of the notes payable are as follows:

	June 30,	December 31,
	2010	2009*

Note payable to First National Bank, Omaha Term Note 2	$1,819,840	$2,864,121
Note payable - Land	337,500	337,500
Note payable - Subordinated notes	1,439,000	1,439,000
Note payable - REED	803,328	895,586
Note payable - FDDC	161,198	179,394
Note payable -Guardian Eagle	496,992	621,342
Note payable -Other	144,940	—
	5,202,798	6,336,943

Less current portion	(3,893,138)	(2,727,740)

	$1,309,660	$3,609,203

* Derived from audited financial statements

Minimum principal payments for the next five years are estimated as follows:

Years Ending June 30,	Amount
2011	$3,893,138
2012	611,836
2013	394,227
2014	273,811
2015	29,786

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

JUNE 30, 2010 AND 2009

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2010	Total	Level 1	Level 2	Level 3

Assets:
Derivative financial instruments	$338,188	$338,188	$—	$—

Liabilities:
Derivative financial instruments	$115,595	$—	$115,595	$—

December 31, 2009*

Liabilities:
Derivative financial instruments	$610,991	$551,420	$59,571	$—

* Derived from audited financial statements

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2010.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2010 AND 2009

The carrying amount of long-term obligations at June 30, 2010 of $5,421,827 had an estimated fair value of approximately $5,433,557 based on estimated interest rates for comparable debt.  The carrying amount and fair value were $6,537,221 and $6,602,314 respectively at December 31, 2009.

NOTE 7 -         RELATED PARTY TRANSACTIONS

Dakota Ethanol owns a 8% interest in RPMG, in which Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol and dried distiller’s grains inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.

Sales and marketing fees related to the agreements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales ethanol	$16,781,922	$18,381,116	$35,689,308	$35,053,846
Sales distiller’s grains	1,831,953	1,474,266	3,602,775	2,636,099

Marketing fees ethanol	52,621	53,525	106,992	105,795
Marketing fees distillers grains	21,663	26,218	43,754	43,496

	June 30,	December 31,
	2010	2009

Amounts due included in accounts receivable	$1,953,181	$2,973,282

NOTE 8 -       SUBSEQUENT EVENTS

In July 2010, Dakota Ethanol paid off the outstanding principal on Term Note 2 to FNBO.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2010, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K.

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

There have been a number of recent developments in legislation that impacts the ethanol industry.  One such development concerns the federal Renewable Fuels Standard (RFS).  The ethanol industry is benefited by the RFS which requires that a certain amount of renewable fuels must be used in the United States each year.  In February 2010, the EPA issued new regulations governing the RFS.  These new regulations have been called RFS2.  The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these greenhouse gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.  Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions.  Further, certain provisions of RFS2 as adopted by the EPA may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the corn based ethanol that we produce.

In addition to RFS2 which included greenhouse gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases, measured using a lifecycle analysis similar to RFS2.  Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly disadvantages corn based ethanol.  Management believes that these new regulations may preclude corn based ethanol from being used in California.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  Several lawsuits have been filed challenging the California LCFS.

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

In addition to the tax incentives, United States ethanol production is also benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States.  However, the 54 cent per gallon tariff is set to expire at the end of the 2010 calendar year.  Elimination of the tariff that protects the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

Demand for ethanol has been negatively affected by what is commonly referred to as the “blending wall.” The blending wall is an artificial cap on ethanol demand at approximately 13.5 billion gallons.  Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year.  Management believes that current ethanol supply is exceeding ethanol demand due to the effect of increased ethanol production and relatively stable ethanol demand due to the blending wall.  As the ethanol industry continues to approach the blending wall, the imbalance between ethanol supply and demand may increase.

In order to expand demand for ethanol, the ethanol industry has been pushing for an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles.  However, the automobile industry and some environmental groups have been lobbying against the use of higher ethanol blends in standard vehicles.  Currently, the EPA is considering allowing a blend of 15% ethanol and 85% gasoline (called E15) for use in standard vehicles.  However, the EPA has delayed making a decision on E15 until late in 2010.  The EPA has delayed a decision on E15 several times in the past and the EPA may continue to delay releasing a decision on the use of E15 in standard vehicles.  Further, many in the ethanol industry believe that due to restrictions the EPA is expected to impose on the use of E15 in standard vehicles, such as only approving E15 for newer vehicles, the anticipated effect E15 may have on ethanol demand might be minimal.  Management believes that many gasoline retailers will refuse to provide E15 even if it is approved due to the fact that not all standard vehicles will be allowed to use E15 and the labeling requirements the EPA may impose likely will unfairly discourage consumers from using E15.  The ethanol industry is also pushing for the use of an intermediate blend of 12% ethanol and 88% gasoline called E12.  Management believes that E12 may be more beneficial to the ethanol industry than E15 because many believe that E12 could be approved for use in all standard vehicles, regardless of when they were manufactured.  Management believes this will make it easier for retailers to supply E12 compared to E15 which could result in increased ethanol demand.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the three months ended June 30, 2010 and 2009:

	June 30, 2010 (unaudited)		June 30, 2009 (unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$20,245,683	100.0	$22,487,000	100.0

Cost of Revenues	$18,542,586	91.6	$21,456,600	95.4

Gross Profit	$1,703,097	8.4	$1,030,400	4.6

Operating Expenses	$708,003	3.5	$747,143	3.3

Income from Operations	$995,094	4.9	$283,257	1.3

Other Expense	$(32,253)	0.2	$(100,604)	0.4

Net Income	$962,841	4.8	$182,653	0.8

Revenues

Our ethanol revenue decreased by approximately 9% for the second quarter of 2010 compared to the same period of 2009, which in real terms equaled a decrease of approximately $1.6 million.  Our total distillers grains revenue decreased by approximately 22% for the second quarter of 2010 compared to the same period of 2009.  In real terms, this equaled a decrease of approximately $835,000 in total distillers grains revenue.  Our other sales increased by approximately $193,000 for the second quarter of 2010 compared to the same period of 2009, primarily related to our corn oil sales.

Ethanol

Our ethanol revenue decreased during the second quarter of 2010 compared to the second quarter of 2009 due to decreased market ethanol prices.  We also had a decrease of less than 2% in the total gallons of ethanol we sold during the second quarter of 2010 compared to the same period of 2009.  The average price we received per gallon of ethanol during the second quarter of 2010 was approximately $0.11 lower compared to the same period of 2009.  We attribute this decrease in the average price we received per gallon of ethanol with decreased corn prices, which affects the market price of ethanol.  In addition, management believes that supply and demand factors associated with the blending wall had a negative impact on ethanol prices during the 2010 period.

Management anticipates that ethanol prices for the remaining quarters of 2010 will remain stable.  Management believes the ethanol industry must continue to grow demand for ethanol in order to offset anticipated increases in ethanol supply.  The ethanol plant is currently operating at capacity.  Management anticipates that ethanol production will continue at operating capacity for the remaining quarters of 2010.

Distillers Grains

For the second quarter of 2010, total distillers grains revenue decreased by approximately 22% compared to the same period of 2009.  This decrease was primarily the result of decreased market distillers grains prices that were somewhat offset by a slight increase in distillers grains sales.  The average price we received per ton of dried distillers grains during the second quarter of 2010 was approximately 24% lower than during the second quarter of 2009.  This decrease in real terms was approximately $28 per ton of dried distillers grains.  Similarly, the average price we received for our modified/wet distillers grains was approximately 29% lower during the second quarter of 2010 compared to the second quarter of 2009.  In real terms, this decrease equaled approximately $32 per dry equivalent ton of modified/wet distillers grains.  Management attributes these decreases in the average prices we received for our distillers grains with increased distillers grains supply in the market and lower cost alternative feeds that pushed down the price of distillers grains, including corn and soybeans.  Since distillers grains are typically used as an animal feed substitute for corn and soybean meal, demand for, and the price of, distillers grains are affected by corn and soybean prices.

During the second quarter of 2010, we sold approximately 43% more tons of dried distillers grains than we sold in the second quarter of 2009.  This was an increase of approximately 5,000 tons of dried distillers grains.  This increase in dried distillers grains sales was related to market conditions that made it more favorable to sell our distillers grains in the dried form.  As a result, during the second quarter of 2010, we sold approximately 3,000 fewer tons (on a dry-equivalent basis) of modified/wet distillers grains compared to the second quarter of 2009.  This was a decrease of approximately 15%.  Based on total tons of distillers grains sold, we continue to sell more distillers grains in the modified/wet form compared to the dried form.  We make the decision regarding the amount of distillers grains we produce in the dried form versus the modified/wet form based on market conditions and the relative costs associated with producing each form of distillers grains.  We experience increased natural gas consumption when we produce more dried distillers grains.

Corn Oil

During the second quarter of 2010, we sold approximately 1,545,000 pounds of corn oil compared to approximately 777,000 pounds of corn oil during the second quarter of 2009.  This increase in the number of pounds of corn oil that we sold was the result of more run time and improved efficiencies during 2010.  The average price we received for our corn oil during the second quarter of 2010 was approximately 30% higher than the price we received for the second quarter of 2009.  This was an increase of approximately $0.06 per pound.  Management attributes this increase in corn oil prices with higher prices in the energy markets.  Management anticipates that corn oil prices will remain relatively stable.  We are continuing to refine our operation of the corn oil extraction equipment and anticipate that this may lead to increased production in the future.

Cost of Revenues

Our cost of revenues decreased in the second quarter of 2010 compared to the second quarter of 2009, primarily as a result of decreased corn costs.  We also had a slight decrease in our natural gas costs.

Corn

Our total cost of corn was approximately 17% lower for the second quarter of 2010 compared to the same period of 2009.  Our average price per bushel of corn during the second quarter of 2010 was approximately $0.84 per bushel less than for the second quarter of 2009.  This was a decrease of approximately 21%.  Management attributes this decrease in corn prices with favorable weather conditions which management believes will lead to increased corn production during 2010.  We anticipate that our corn costs will remain relatively stable.  However, poor weather conditions could significantly impact corn prices.  We consumed approximately 60,000 more bushels of corn during the second quarter of 2010 compared to the second quarter of 2009.

Natural Gas

Our total cost of revenue associated with natural gas was approximately 6% lower for the second quarter of 2010 compared to the second quarter of 2009.  Our average natural gas price for the second quarter of 2010 was approximately $4.54 per MMBtu compared to approximately $5.04 per MMBtu for the second quarter of 2009, a decrease of approximately 10%.  Management attributes this decrease in natural gas prices with lower market energy prices and sufficient natural gas supplies.  Management anticipates that natural gas prices should remain stable. However, prices may increase should the world economies continue to rebound which could result in increased natural gas demand.

Our natural gas consumption increased approximately 5% during the second quarter of 2010 compared to the second quarter of 2009.  In real terms, this was an increase of approximately 16,000 MMBtu of natural gas for the second quarter of 2010 compared to the second quarter of 2009.  This increase in natural gas consumption was the result of increased dried distillers grains production by the ethanol plant during the second quarter of 2010 compared to the second quarter of 2009.  Production of dried distillers grains requires more natural gas than production of modified/wet distillers grains.  We anticipate that in the future, our natural gas consumption will be comparable to current natural gas usage.  However, should we continue to produce more dried distillers grains as opposed to modified/wet distillers grains, we expect our natural gas consumption will increase as natural gas is used to fire our distillers grains dryers.

Operating Expenses

Our operating expenses were lower for the second quarter of 2010 compared to the second quarter of 2009 as a result of reduced environmental compliance costs and professional fees.

Other Expense

Our total other expense was significantly lower during the second quarter of 2010 compared to the second quarter of 2009.  We paid less interest during the second quarter of 2010 compared to the second quarter of 2009 as a result of our ongoing retirement of our long-term debt.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the six months ended June 30, 2010 and 2009:

	June 30, 2010 (unaudited)		June 30, 2009 (unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$43,084,445	100.0	$43,462,005	100.0

Cost of Revenues	$38,024,667	88.3	$42,393,017	97.5

Gross Profit	$5,059,778	11.7	$1,068,988	2.5

Operating Expenses	$1,468,012	3.4	$1,449,604	3.3

Income (Loss) from Operations	$3,591,766	8.3	$(380,616)	0.9

Other Expense	$(82,239)	0.2	$(686,751)	1.6

Net Income (Loss)	$3,509,527	8.1	$(1,067,367)	2.5

Revenues

Our ethanol revenue increased by approximately 3% for the six month period ended June 30, 2010 compared to the same period of 2009, which in real terms equaled an increase of approximately $888,000.  Our total distillers grains revenue decreased by approximately 24% for the six month period ended June 30, 2010 compared to the same period of 2009.  In real terms, this equaled a decrease of approximately $1,859,000 in total distillers grains revenue.  Our other sales increased by approximately $565,000 for the six month period ended June 30, 2010 compared to the same period of 2009, primarily related to our corn oil sales.

Ethanol

Our ethanol revenue increased slightly during the six month period ended June 30, 2010 compared to the same period of 2009 due to increases in the number of gallons of ethanol we sold and the average price we received for our ethanol.  We sold approximately 269,000 more gallons of ethanol during the six month period ended June 30, 2010 compared to the same period of 2009.  In addition, the average price we received per gallon of ethanol increased by approximately $0.02 per gallon (approximately 1%) during the six month period ended June 30, 2010 compared to the same period of 2009.

Distillers Grains

Our total distillers grains revenue decreased for the six month period ended June 30, 2010 compared to the same period of 2009.  We sold approximately 11,000 more tons of dried distillers grains during the six month period ended June 30, 2010 compared to the same period of 2009.  Management attributes this increase with market forces that made the sale of dried distillers grains more favorable than modified/wet distillers grains.  In addition, the average price we received per ton of dried distillers grains decreased by approximately $35 per ton, a decrease of approximately 28%, for the six months ended June 30, 2010 compared to the same period of 2009.  We sold approximately 8,000 fewer dry equivalent tons of modified/wet distillers grains during the six month period ended June 30, 2010 compared to the same period of 2009, a decrease of approximately 17%.  The average price we received for modified/wet distillers grains decreased by approximately $31 per dry equivalent ton for the six month period ended June 30, 2010 compared to the same period of 2009, a decrease of approximately 28%.

Corn Oil

We had corn oil sales during the entire six month period ended June 30, 2010.  We only had corn oil sales for a portion of the six month period ended June 30, 2009.  As a result, we increased the number of pounds of corn oil that we sold during the six month period ended June 30, 2010 compared to the same period of 2009 by almost 200%, an increase of approximately 2,209,000 pounds of corn oil.  We attribute this increase to a combination of having our corn oil extraction equipment operational during the entire 2010 period and our increased efficiency operating the corn oil extraction equipment during the 2010 period compared to the 2009 period.  In addition, the average price we received per pound of corn oil increased by approximately $0.07 per pound for the six month period ended June 30, 2010 compared to the same period of 2009.

Cost of Revenues

Our cost of revenues decreased for the six month period ended June 30, 2010 compared to the same period of 2009, primarily as a result of a decrease in the per unit average prices we paid for corn and natural gas.  These per unit cost decreases were partially offset by increases in our corn and natural gas consumption due to increased production at the ethanol plant.

Corn

We consumed approximately 246,000 more bushels of corn during the six month period ended June 30, 2010 compared to the same period of 2009, which was an increase of approximately 3%.  In addition, the average price we paid per bushel of corn decreased by approximately $0.65 per bushel for the six month period ended June 30, 2010 compared to the same period of 2009, a decrease of approximately 17%.

Natural Gas

Our natural gas consumption increased by approximately 36,000 MMBtu during the six month period ended June 30, 2010 compared to the same period of 2009, an increase of approximately 5%.  In addition, the average price we paid per MMBtu of natural gas decreased by approximately $1.06 for the six month period ended June 30, 2010 compared to the same period of 2009, a decrease of approximately 16%.

Operating Expenses

We did not experience any significant change in our operating expenses for the six month period ended June 30, 2010 compared to the same period of 2009.

Other Expense

Our other expense was smaller for the six month period ended June 30, 2010 compared to the same period of 2009.  We wrote down the value of our investment in RPMG by approximately $387,000 during the 2009 period which significantly reduced our equity in the net income of our investments during the 2009 period.  In addition, we had more interest expense during the 2009 period due to our increased borrowing, both through our term debt and pursuant to our subordinated debt.

Changes in Financial Condition for the Six Months Ended June 30, 2010

We had more cash on hand at June 30, 2010 compared to December 31, 2009 as a result of profits we earned from our operations during the six month period ended June 30, 2010.  Our accounts receivable was lower at June 30, 2010 compared to December 31, 2009 as a result of decreased ethanol values.  In addition, the amount that we had due from our commodities broker was lower at June 30, 2010 compared to December 31, 2009 as a result of less margin cash being required to fund our hedge positions.  Our derivative instruments represented an asset on our balance sheet at June 30, 2010 compared to a liability at December 31, 2009.  At the end of each period we compare the value of our derivative instruments to the market price of the underlying commodities to determine whether our derivative instruments represent an asset or a liability.

The net value of our property and equipment was lower at June 30, 2010 compared to December 31, 2009 as a result of depreciation.  We did not make any capital expenditures during the first six months of our 2010 fiscal year.  In addition, our other assets increased as the equity in investments increased during the first six months of  our 2010 fiscal year.

Our current liabilities were lower at June 30, 2010 compared to December 31, 2009.  We had no checks outstanding in excess of our bank balances at June 30, 2010.  Our accounts payable at June 30, 2010 significantly decreased compared to December 31, 2009.  Management attributes this decrease with our corn suppliers seeking to defer corn payments at the end of 2009 until early 2010 for tax purposes.  We had an increase in our accrued liabilities at June 30, 2010 compared to December 31, 2009 related to an increased impairment liability related to forward purchases of corn.  The value of our derivative financial instruments liability was lower at June 30, 2010 compared to December 31, 2009 as a result of reductions to losses on futures contracts.  The current portion of our notes payable at June 30, 2010 significantly increased compared to December 31, 2009 because many of the subordinated promissory notes that we issued at the beginning of 2009 will become due starting in January 2011.

Our long-term liabilities were lower at June 30, 2010 compared to December 31, 2009 as a result of the fact that our subordinated promissory notes became a current liability during the first quarter of 2010.  In addition, our long-term notes payable decreased as a result of our ongoing debt service payments.

Liquidity and Capital Resources

Our main sources of liquidity are cash from our continuing operations and amounts we have available to draw on our revolving lines of credit.  Management does not anticipate that we will need to raise additional debt or equity financing in the next 12 months and management believes that our current sources of liquidity will be sufficient to continue our operations during that time period.  We do not anticipate making any significant capital expenditures in the next 12 months other than ordinary repair and replacement of equipment in our ethanol plant.

Currently, we have two revolving loans which allow us to borrow funds for working capital.  These two revolving loans are described in greater detail below in the section entitled “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”  As of June 30, 2010, we had $0 outstanding and $10 million available to be drawn on these revolving loans.  Management anticipates that this is sufficient to maintain our liquidity and continue our operations for the next 12 months.

The following table shows cash flows for the six months ended June 30, 2010 and 2009:

	Six months Ended June 30,
	2010	2009
Net cash provided by (used in) operating activities	$2,914,142	$(6,585,142)
Net cash (used in) investing activities	$(63,693)	$(1,033,330)
Net cash provided by (used in) financing activities	$(1,548,301)	$7,452,543

Cash Flow From Operations

Our operating activities provided us cash during the six month period ended June 30, 2010.  We had significant net income for the six month period ended June 30, 2010 compared to a net loss during the comparable period of 2009.  We had a smaller decrease in accrued liabilities during the 2010 period compared to the 2009 period which negatively impacted our cash flow in 2009.

Cash Flow From Investing Activities

We did not use any cash for investing activities during the six month period ended June 30, 2010.  We used cash for investing activities during the six month period ended June 30, 2009 related to our purchase and installation of corn oil extraction equipment.

Cash Flow From Financing Activities

We used cash for our financing activities during the six month period ended June 30, 2010, primarily due to payments we made on our long-term loans.  During the six month period ended June 30, 2009, our financing activities provided cash as a result of amounts that we received from our revolving loans as well as the proceeds of the issuance of our unsecured promissory notes.

Indebtedness

First National Bank of Omaha (FNBO) is our primary lender.  We have three loans outstanding with FNBO, a short-term revolving loan, a long-term revolving loan, and a term loan which was used to finance the construction of our ethanol plant.  Following the end of our second quarter of 2010, we repaid the entire balance of our term loan with FNBO.  In addition, we have subordinated unsecured debt financing with various individuals.  We also secured two loans to offset the cost of our corn oil extraction equipment which total $1,200,000.  We have a long-term loan related to a piece of property that we purchased adjacent to our ethanol plant.  The specifics of each credit facility are discussed below.

Short-Term Debt Sources

We have a short-term revolving promissory note with FNBO.  We can borrow up to $5,000,000 pursuant to this revolving promissory note.  The maturity date of the revolving promissory note is May 12, 2011.  We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 350 basis points above the 1 month London Interbank Offered Rate (LIBOR).  The interest rate for this loan at June 30, 2010 was 4.5%.  The revolving promissory note is subject to a minimum interest rate of 4.5% per year.  We are required to pay a fee of 1/2 percent on the unused portion of the revolving promissory note.  The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventories.  As of June 30, 2010, we had $0 outstanding on our revolving promissory note and $5,000,000 available to be drawn.

Long-Term Debt Sources

We have one long-term note that was used for the permanent financing of the ethanol plant.  We are subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements pursuant to the loan agreement.  The term note is secured by the ethanol plant.  The term note is subject to prepayment penalties based on the cost incurred by FNBO to break its fixed interest rate commitment.

The balance of the term note requires quarterly payments which commenced on October 1, 2002.  The balance is due September 1, 2011.  Interest on the outstanding principal balance accrues at a fixed rate of 9% annually.  The principal balance due pursuant to the note as of June 30, 2010 was approximately $1,820,000.

We restructured our long-term revolving loan that we refer to as Term Note 5 on May 13, 2010.  Term Note 5 was restructured into a $5,000,000 loan with an interest rate that accrues at 400 basis points above the 1 month LIBOR.  Term Note 5 is subject to a minimum interest rate of 5.0% per year.  The credit limit on Term Note 5 reduces each year by $1,000,000 until the maturity date on May 1, 2013.  Therefore, the funds available for us to draw on Term Note 5 will decrease each year.  If in any year we have a principal balance outstanding on Term Note 5 in excess of the new credit limit, we must make a payment to FNBO such that the amount outstanding on Term Note 5 does not exceed the new credit limit.  We are required to pay a fee of 1/2 percent on the unused portion of Term Note 5.  On June 30, 2010, we had $0 outstanding and $5,000,000 available to be drawn on this loan.  As of June 30, 2010, interest accrued on Term Note 5 at the minimum interest rate of 5.0% per year.

We also have a long-term debt obligation related to our purchase of an additional 135 acres of land pursuant to a land purchase contract.  The total cost of this additional land was $550,000.   As of June 30, 2010, we had $337,500 remaining to be paid pursuant to this land purchase contract.

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds.  The portion for which we are obligated is currently estimated at $219,000.  Taxes levied on our property are used for paying the debt service on the bonds.

We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service.  The interest rate on the bonds is 7.75% annually.  The bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was approximately $1,370,000 as of June 30, 2010.

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

In addition, on July 24, 2009, we entered into a $700,000 subordinated secured loan with Guardian Eagle Investments, LLC.  The note accrues interest at a fixed rate of 9% per year and requires monthly installments of principal and interest.  This loan matures in April 2012.  The principal balance of the Guardian Eagle loan was approximately $497,000 as of June 30, 2010.

We raised a total of $1,200,000 in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties.  We secured $1,000,000 in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC).  We closed on these loans on May 22, 2009.  We agreed to pay 4.70% interest on the $1,000,000 loan from REED and 5.5% interest on the $200,000 FDDC loan.  Both loans are amortized over a period of five years and both loans require monthly payments.  The principal balance of the REED loan was approximately $803,000 as of June 30, 2010.  The principal balance of the FDDC loan was approximately $161,000 as of June 30, 2010.

Covenants

As of June 30, 2010, we were in compliance with all of our loan covenants.  We had difficulty satisfying our loan covenants at the end of our 2008 fiscal year and the beginning of our 2009 fiscal year due to unfavorable operating conditions in the ethanol industry at that time.  If these unfavorable operating conditions return, we may not be able to continue to meet our loan covenants or other terms and conditions of our credit agreements.  However, management’s current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter.  If we fail to comply with the terms of our credit agreements with FNBO, and FNBO refuses to waive the non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans.

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

We have adjusted our hedging strategy in order to avoid significant long-term fixed price contracts for our corn and natural gas.  Further, our primary lender has required us to provide periodic reports regarding our hedging activities along with changes to our risk management strategy.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $7,000 related to derivative instruments for the quarter ended June 30, 2010.  We recorded a decrease to our cost of revenues of approximately $472,000 related to derivative instruments for the quarter ended June 30, 2009.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of June 30, 2010, we had price protection for approximately 16% of our expected corn usage for the next 12 months using CBOT futures and options and over-the-counter option contracts.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of June 30, 2010, we did not have any commitments to purchase natural gas for our 2010 fiscal year.

A sensitivity analysis has been prepared to estimate our exposure to corn price risk. The following table presents the fair value of our derivative instruments as of June 30, 2010 and December 31, 2009 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such price. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date.  The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
June 30, 2010	$5,823,348	$582,335
December 31, 2009	$3,562,370	$356,237

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments have occurred in the three month period ended June 30, 2010.

ITEM 1A.  RISK FACTORS.

There have been no material changes in the risks that we face since the date when we filed our annual report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
10.1	First Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.	X

10.2	Long Term Reducing Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.	X

10.3	Operating Line of Credit Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.	X

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	August 13, 2010	/s/ Scott Mundt
Scott Mundt
Chief Executive Officer

Date:	August 13, 2010	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer