Form 10-Q/A
period 2010-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2010-11-12
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note Regarding Amendment No. 1

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amendment No. 1”) of Lake Area Corn Processors, LLC (the “Company”) for the fiscal quarter ended June 30, 2010, is being filed for the purpose of amending and restating Part I, Item 1 of the Company’s original Quarterly Report on Form 10-Q (the “Quarterly Report”) due to an inadvertent omission of the Consolidated Statements of Cash Flows (Unaudited) for the Six Month Period Ended June 30, 2010 and 2009.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of the item amended by this Amendment No. 1 is set forth herein. The remainder of the Company’s Quarterly Report is unchanged and is not reproduced in this Amendment No. 1.  This report speaks as of the original filing date of the Quarterly Report and has not been updated to reflect events occurring subsequent to the original reporting date.  Accordingly, in conjunction with reading this Amendment No. 1, you should also read all other filings that we have made with the Securities and Exchange Commission since the date of the original filing.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LAKE ARE CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

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

LAKE ARE CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

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

LAKE ARE CORN PROCESSORS, LLC

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

See Notes to Unaudited Consolidated Financial Statements

LAKE ARE CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$3,509,527	$(1,067,367)
Changes to net income (loss) not affecting cash
Depreciation and amortization	1,383,636	1,380,566
Equity in net (income) loss of investments	(144,324)	285,741
Unrealized loss on purchase commitments	511,814	614,744
Lower of cost or market adjustment on inventory	90,264	412,357
(Increase) decrease in
Receivables	1,339,990	(1,413,847)
Inventory	167,166	(628,027)
Prepaid expenses	11,104	149,401
Derivative financial instruments and due from broker	(9,522)	299,365
Increase (decrease) in
Accounts payable	(3,736,360)	(3,961,375)
Accrued liabilities	(209,153)	(2,656,700)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	2,914,142	(6,585,142)

INVESTING ACTIVITIES
Change in other assets	(63,693)	—
Purchase of property and equipment	—	(1,033,330)
NET CASH USED FOR INVESTING ACTIVITIES	(63,693)	(1,033,330)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	(285,804)	1,025,305
Short-term notes payable issued	—	4,745,991
Long-term notes payable issued	—	2,639,000
Principal payments on long-term notes payable	(1,262,497)	(957,753)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(1,548,301)	7,452,543

NET INCREASE IN CASH	1,302,148	(165,929)

CASH AT BEGINNING OF PERIOD	365,066	488,517

CASH AT END OF PERIOD	$1,667,214	$322,588

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$341,250	$325,179

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

	Statement of Operations	Three Months Ended June 30,
	Classification	2010	2009
Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$247,692	$538,876
Forward contracts	Cost of Revenues	$18,946	$(761,883)

	Statement of Operations	Six Months Ended June 30,
	Classification	2010	2009
Net realized and unrealized gains related to sales contracts:
Futures and options contracts	Revenues	$252,938	$—

Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$2,759,608	$480,460
Forward contracts	Cost of Revenues	$(56,024)	$(770,625)

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

PART II.     OTHER INFORMATION

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

LAKE AREA CORN PROCESSORS, LLC

Date:	November 12, 2010	/s/ Scott Mundt
Scott Mundt
Chief Executive Officer

Date:	November 12, 2010	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer