Form 10-Q
period 2010-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2010-11-15
CIK 1156174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 15, 2010, there were 29,620,000 membership units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2010	2009*

ASSETS

CURRENT ASSETS
Cash	$236,647	$365,066
Accounts receivable	3,581,833	3,456,380
Other receivables	228,961	276,273
Inventory	8,751,909	7,580,174
Due from broker	4,241,101	1,494,653
Derivative financial instruments	111,975	—
Prepaid expenses	101,743	167,954

Total current assets	17,254,169	13,340,500

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	40,768,265	40,768,265
	52,198,573	52,198,573
Less accumulated depreciation	(21,792,581)	(19,752,594)

Net property and equipment	30,405,992	32,445,979

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	2,541,326	2,345,300
Other	259,194	97,675

Total other assets	13,196,286	12,838,741

	$60,856,447	$58,625,220

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2010	2009*

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Oustanding checks in excess of bank balance	$1,349,371	$285,804
Accounts payable	2,261,282	6,245,418
Accrued liabilities	822,821	1,045,279
Derivative financial instruments	2,826,300	610,991
Short term notes payable	1,458,000	—
Current portion of guarantee payable	80,611	52,485
Current portion of notes payable	2,082,443	2,727,740

Total current liabilities	10,880,828	10,967,717

LONG-TERM LIABILITIES
Notes payable, net of current maturities	1,173,441	3,609,203
Guarantee payable, net of current portion	147,793	147,793
Other	197,837	166,600

Total long-term liabilities	1,519,071	3,923,596

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	33,550,148	28,827,507

Total members’ equity	48,456,548	43,733,907

	$60,856,447	$58,625,220

* Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

REVENUES	$24,502,954	$20,705,138	$67,587,399	$64,167,144

COST OF REVENUES	22,586,663	19,450,052	60,611,330	61,843,069

GROSS PROFIT	1,916,291	1,255,086	6,976,069	2,324,075

OPERATING EXPENSES	679,107	686,714	2,147,119	2,136,319

INCOME FROM OPERATIONS	1,237,184	568,372	4,828,950	187,756

OTHER INCOME (EXPENSE)
Interest and other income	5,425	15,388	21,735	31,883
Equity in net income(loss) of investment	51,702	(2,317)	196,026	(288,058)
Interest and other expense	(81,198)	(205,892)	(324,071)	(623,398)
Total other (expense)	(24,071)	(192,821)	(106,310)	(879,573)

NET INCOME (LOSS)	$1,213,113	$375,551	$4,722,640	$(691,817)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.04	$0.01	$0.16	$(0.02)

WEIGHTED AVERAGE UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$4,722,640	$(691,817)
Changes to net income (loss) not affecting cash
Depreciation and amortization	2,073,283	2,078,917
Equity in net (income) loss of investments	(196,026)	288,057
Unrealized loss on purchase commitments	—	(1,121,204)
Lower of cost or market adjustment on inventory	—	—
(Increase) decrease in
Receivables	(78,140)	175,950
Inventory	(1,171,734)	1,420,676
Prepaid expenses	66,211	204,778
Derivative financial instruments and due from broker	(643,115)	445,457
Increase (decrease) in
Accounts payable	(3,984,135)	(4,197,274)
Accrued liabilities	(191,221)	166,947
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	597,763	(1,229,513)

INVESTING ACTIVITIES
Change in other assets	(47,712)	—
Purchase of property and equipment	—	(1,033,329)
NET CASH USED FOR INVESTING ACTIVITIES	(47,712)	(1,033,329)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	1,063,567	100,953
Short-term notes payable issued	1,458,000	—
Long-term notes payable issued	—	3,339,000
Principal payments on long-term notes payable	(3,200,037)	(1,516,638)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(678,470)	1,923,315

NET DECREASE IN CASH	(128,419)	(339,527)

CASH AT BEGINNING OF PERIOD	365,066	488,517

CASH AT END OF PERIOD	$236,647	$148,990

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$434,524	$511,797

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2010 AND 2009

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the nine and three months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for a full year.

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

Shipping costs incurred in the sale of dried distiller’s grains are classified in net revenues.  Shipping costs on modified and wet distiller’s grains are included in cost of revenues.  Shipping costs were approximately $442,000 and $122,000 for the nine and three months ended September 30, 2010, respectively.  Shipping costs were approximately $642,000 and $160,000 for the nine and three months ended September 30, 2009, respectively.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2010 AND 2009

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

Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.  Effective January 1, 2008, we applied the normal purchase and sales exemption under derivative accounting for forward purchases of corn and sales of distiller’s grains.  Transactions initiated prior to January 1, 2008 are not exempted from the accounting and reporting requirements.  As of September 30, 2010, we are committed to purchasing 3.6 million bushels of corn on a forward contract basis with an average price of $3.73 per bushel, of which 200,000 bushels are subject to derivative accounting treatment and 3.4 million bushels are accounted for as normal purchases, and accordingly, are not marked to market and are accounted for using lower of cost or market accounting.  Dakota Ethanol has a derivative financial instrument asset of approximately $112,000 related to the forward contracted purchases of corn.  The corn purchase contracts represent 23% of the annual corn usage.

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At September 30, 2010, we are committed to purchasing 180,000 MMBtu’s of natural gas with an average price of $4.16 per MMBtu.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market.  The natural gas purchase contracts represent 12% of the annual natural gas usage for the next twelve months.

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

SEPTEMBER 30, 2010 AND 2009

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

Derivatives not designated as hedging instruments at September 30, 2010 and December 31, 2009 were as follows:

	Balance Sheet	September 30,	December 31,
	Classification	2010	2009*

Futures and options contracts	(Current Liabilities)	$(2,826,300)	$(551,420)
Forward contracts	Current Assets	$111,975	$—
Forward contracts	(Current Liabilities)	$—	$(59,571)

* Derived from audited financial statements

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2010 AND 2009

	Statement of Operations	Three Months Ended September 30,
	Classification	2010	2009
Net realized and unrealized gains (losses) related to sales contracts:

Futures and options contracts	Revenues	$—	$(277,298)

Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$(5,010,977)	$550,443
Forward contracts	Cost of Revenues	$739,384	$(1,354,253)

	Statement of Operations	Nine Months Ended September 30,
	Classification	2010	2009
Net realized and unrealized gains (losses) related to sales contracts:
Futures and options contracts	Revenues	$443,149	$(277,298)

Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$(2,164,572)	$1,030,903
Forward contracts	Cost of Revenues	$171,546	$596,344

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

SEPTEMBER 30, 2010 AND 2009

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

NOTE 3 -         INVENTORY

Inventory consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009*

Raw materials	$5,989,978	$5,049,737
Finished goods	1,196,509	855,745
Work in process	586,839	679,817
Parts inventory	978,583	994,875
	$8,751,909	$7,580,174

* Derived from audited financial statements

Included in inventory is a lower of cost or market adjustment of approximately $0 and $212,000 at September 30, 2010 and December 31, 2009 respectively.

NOTE 4 -         SHORT-TERM NOTE PAYABLE

On May 13, 2010, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $5,000,000.  The note expires on May 12, 2011 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at 350 basis points above the 1 month LIBOR rate (4.50 percent at September 30, 2010).  The rate is subject to a floor of 4.5 percent.    There is a commitment fee of 1/2 percent on the unused portion of the $5,000,000 availability. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon the note as needed.  The note is collateralized by the ethanol plant, its accounts receivable and inventories.  On September 30, 2010 Dakota Ethanol had $1,458,000 outstanding and $3,542,000 available to be drawn on the revolving promissory note.  On December 31, 2009, Dakota Ethanol had $0 outstanding and $4,000,000 available to be drawn on the revolving promissory note.

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2010 AND 2009

The balance of Term Note 2 is due and payable in quarterly installments of $581,690 through September 1, 2011. Interest on outstanding principal balances will accrue at a fixed rate of 9 percent.  In July 2010, Dakota Ethanol paid off the outstanding principal on Term Note 2.

On May 13, 2010, Dakota Ethanol restructured Term Note 5.  Term Note 5 is a reducing revolving note with an availability of $5,000,000.  Interest on outstanding principal balances will accrue at 400 basis points above the 1 month LIBOR rate (5.0 percent at September 30, 2010).  The rate is subject to a floor of 5.0 percent.  Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess an unused commitment fee of 1/2 percent on the unused portion of the note.  Term Note 5 has a reducing feature through which the available amount of the note is reduced by $1,000,000 on the anniversary of the note.  The note matures on May 1, 2013.  On September 30, 2010, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.  On December 31, 2009, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

During December 2008, Dakota Ethanol issued a note payable related to the purchase of land adjacent to the plant site.  The note was issued for $450,000.  The note matures on December 1, 2012.  The note is payable in annual installments of $112,500 plus interest.  Interest on outstanding principal balances will accrue at a fixed rate of 7.0 percent.

Dakota Ethanol conducted a private placement offering of subordinated unsecured debt securities which closed on May 30, 2009.  The securities mature two years from the date of issuance.  Interest on the outstanding balances will accrue at a fixed rate of 9 percent.  Interest will be paid annually on January 30th of each year beginning on January 30, 2010.  We issued $1,439,000 in subordinated debt through this offering.

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

We are in compliance with our financial covenants as of September 30, 2010.

The balances of the notes payable are as follows:

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2010 AND 2009

	September 30,	December 31,
	2010	2009*

Note payable to First National Bank, Omaha Term Note 2	$—	$2,864,121
Note payable - Land	337,500	337,500
Note payable - Subordinated notes	1,439,000	1,439,000
Note payable - REED	756,382	895,586
Note payable - FDDC	151,911	179,394
Note payable -Guardian Eagle	432,694	621,342
Note payable -Other	138,397	—
	3,255,884	6,336,943

Less current portion	(2,082,443)	(2,727,740)

	$1,173,441	$3,609,203

* Derived from audited financial statements

Minimum principal payments for the next five years are estimated as follows:

Years Ending September 30,	Amount
2011	$2,082,443
2012	544,775
2013	397,658
2014	209,210
2015	21,798

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

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2010 AND 2009

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2010	Total	Level 1	Level 2	Level 3

Assets:
Derivative financial instruments	$111,975	$—	$111,975	$—

Liabilities:
Derivative financial instruments	$2,826,300	$2,826,300	$—	$—

December 31, 2009*

Liabilities:
Derivative financial instruments	$610,991	$551,420	$59,571	$—

* Derived from audited financial statements

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2010.

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

The carrying amount of long-term obligations at September 30, 2010 of $3,484,288 had an estimated fair value of approximately $3,459,553 based on estimated interest rates for comparable debt.  The carrying amount and fair value were $6,537,221 and $6,602,314 respectively at December 31, 2009.

LAKE AREA CORN PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2010 AND 2009

NOTE 7 -         RELATED PARTY TRANSACTIONS

Dakota Ethanol owns a 8% interest in RPMG, in which Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol and dried distiller’s grains inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.

Sales and marketing fees related to the agreements are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales ethanol	$20,864,223	$17,789,079	$56,553,530	$52,842,925
Sales distiller’s grains	2,201,118	1,546,781	5,803,893	4,182,880

Marketing fees ethanol	53,203	52,452	160,196	158,247
Marketing fees distillers grains	25,503	33,088	69,257	76,584

	September 30,	December 31,
	2010	2009

Amounts due included in accounts receivable	$3,199,348	$2,973,282

NOTE 8 -         SUBSEQUENT EVENTS

During November 2010, the Company declared and paid a distribution to its members of $2,962,000, or $.10 per capital unit with a distribution date of November 12, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2010, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K.

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

United States ethanol production is currently benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States.  However, the 54 cent per gallon tariff is set to expire at the end of the 2010 calendar year.  Elimination of the tariff could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol, especially if corn prices continue to increase, and may affect our ability to sell our ethanol profitably.

Ethanol production in the United States is also benefited by various tax incentives.  The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC).  VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend).  VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.

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

In order to expand demand for ethanol and meet the requirements of the Federal Renewable Fuels Standard (RFS), the ethanol industry has been pushing for an increase in the percentage of ethanol that can be used in standard (non-flex fuel) vehicles.  Recently, the EPA allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later.  The EPA is expected to make a ruling on allowing E15 for use in vehicles produced in model year 2001 and later by the end of 2010.  However, management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose.  The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15.  As a result, the approval of E15 may not significantly increase demand for ethanol.  In addition to E15, the ethanol industry is pushing the use of an intermediate blend of 12% ethanol and 88% gasoline called E12.  Management believes that E12 may be more beneficial to the ethanol industry than E15 because many believe that E12 could be approved for use in all standard vehicles.  Management believes this will make it easier for retailers to supply E12 compared to E15.

The USDA recently announced that it will provide financial assistance to help implement more “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-

level ethanol blends into the United States retail gasoline market.  A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends.  Blender pumps typically can dispense E10, E20, E30, E40, and E85.  Blender pumps create the different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations.  Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers to purchase more ethanol through these mid-level blends.  However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.

In February 2010, the EPA issued new regulations governing the Renewable Fuels Standard (RFS), which new regulations are commonly referred to as RFS2.  The most controversial part of RFS2 involves the lifecycle analysis of greenhouse gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify as a renewable fuel under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these greenhouse gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believe is scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.  Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions.  In addition, certain provisions of RFS2 as adopted by the EPA may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the corn based ethanol that we produce.

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

Following our quarter end, on November 9, 2010, our board of directors declared a distribution of $0.10 per unit to our members of record as of October 1, 2010.  Management anticipates that this distribution will be paid in the middle of November 2010.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the three months ended September 30, 2010 and 2009:

	September 30, 2010 (unaudited)		September 30, 2009 (unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$24,502,954	100.0	$20,705,138	100.0

Cost of Revenues	22,586,663	92.2	19,450,052	94.0

Gross Profit	1,916,291	7.8	1,255,086	6.1

Operating Expenses	679,107	2.8	686,714	3.3

Income from Operations	1,237,184	5.0	568,372	2.7

Other Income (Expense)	(24,071)	0.1	(192,821)	0.9

Net Income	1,213,113	5.0	375,551	1.8

Revenues

Our ethanol revenue increased by approximately 19% for the third quarter of 2010 compared to the same period of 2009, which in real terms equaled an increase of approximately $3.4 million.  Our total distillers grains revenue increased by approximately 12% for the third quarter of 2010 compared to the same period of 2009.  In real terms, this equaled an increase of approximately $312,000 in total distillers grains revenue.  Our other sales increased by approximately $133,000 for the third quarter of 2010 compared to the same period of 2009, primarily related to our corn oil sales.

Ethanol

Our ethanol revenue increased during the third quarter of 2010 compared to the third quarter of 2009 due to increased market ethanol prices and a slight increase in the gallons of ethanol that we sold.  The average price we received per gallon of ethanol during the third quarter of 2010 was approximately 17% higher than the third quarter of 2009, an increase of approximately $0.26 per gallon of ethanol.  Management attributes this increase in the average price we received per gallon of ethanol with an increase in corn prices during the 2010 period and a generally improved energy market.  The total gallons of ethanol we sold during the third quarter of 2010 was approximately 1% greater, an increase of approximately 167,000 gallons of ethanol, compared to the total gallons of ethanol we sold during the third quarter of 2009.

Management anticipates that ethanol prices for the remaining quarter of 2010 will remain strong.  Management believes the ethanol industry must continue to grow demand for ethanol in order to offset anticipated increases in ethanol supply.  The ethanol plant is currently operating at capacity.  Management anticipates that ethanol production will continue at operating capacity for the remaining quarter of 2010.

Distillers Grains

For the third quarter of 2010, total distillers grains revenue increased by approximately 12% compared to the same period of 2009.  This increase was primarily the result of increased market distillers grains prices and increased distillers grains sales.  The average price we received per ton of dried distillers grains during the third quarter of 2010 was approximately 11% higher than during the third quarter of 2009, an increase of approximately $9 per ton of dried distillers grains.  Similarly, the average price we received for our modified/wet distillers grains was approximately 1% higher during the third quarter of 2010 compared to the third quarter of 2009, an increase of approximately $1 per dry equivalent ton of modified/wet distillers grains.  Management attributes these increases in the average prices we received for our distillers grains with increased corn prices during the 2010 period along with strong distillers grains export demand.  Recently, distillers grains exports have increased, primarily to countries such as Mexico, Canada and China, which has positively impacted market distillers grains prices.

During the third quarter of 2010, we sold approximately 24% more tons of dried distillers grains than we sold in the third quarter of 2009.  This was an increase of approximately 4,000 tons of dried distillers grains.  This increase in dried distillers grains sales was related to market conditions that made it more favorable to sell our distillers grains in the dried form.  As a result, during the third quarter of 2010, we sold approximately 2,000 fewer tons (on a dry-equivalent basis) of modified/wet distillers grains compared to the third quarter of 2009.  This was a decrease of approximately 14%.  This caused a shift in the relative mix of distillers grains we sold during the third quarter of 2010 compared to the third quarter of 2009.  During the 2009 period, we sold more distillers grains in the modified/wet form compared to the dried form.  However, as a result of increased demand for dried distillers grains, we sold more distillers grains in the dried form during the third quarter of 2010 compared to the modified/wet form.

Corn Oil

During the third quarter of 2010, we sold approximately 1,857,000 pounds of corn oil compared to approximately 1,260,000 pounds of corn oil during the third quarter of 2009.  This increase in the number of pounds of corn oil that we sold was the result of increases in the amount of time we operated our corn oil extraction equipment and improved operating efficiency during the third quarter of 2010 compared to the same period of 2009.  The average price we received for our corn oil during the third quarter of 2010 was approximately 11% higher than the price we received for the third quarter of 2009.  This was an increase of approximately $0.02 per pound of corn oil sold.  Management attributes this increase in corn oil prices with higher prices in the energy and commodity markets.  Management anticipates that corn oil prices will remain relatively stable in the next several months.  We are continuing to refine our operation of the corn oil extraction equipment and anticipate that this may lead to increased corn oil production in the future.

Cost of Revenues

Our cost of revenues increased in the third quarter of 2010 compared to the third quarter of 2009, primarily as a result of increased corn costs, which was partially offset by a slight decrease in our natural gas costs.

Corn

Our total cost of corn was approximately 24% higher for the third quarter of 2010 compared to the same period of 2009.  Our average price per bushel of corn during the third quarter of 2010 was approximately $0.81 per bushel greater than for the third quarter of 2009.  This was an increase of approximately 24%.  Management attributes this increase in corn costs with increased market corn prices due to reductions in anticipated corn yields during the 2010 growing season.  The USDA issued crop reports during our third quarter of 2010 that reduced the anticipated corn yield and reduced anticipated carryover.  These crop reports resulted in significant increases in corn prices during our third quarter of 2010.  We anticipate that our corn costs will continue at the higher levels.  We consumed approximately 25,000 more bushels of corn during the third quarter of 2010 compared to the third quarter of 2009 which further increased our cost of revenues.

Natural Gas

Our total cost of revenues associated with natural gas was approximately 3% lower for the third quarter of 2010 compared to the third quarter of 2009.  Our average natural gas price for the third quarter of 2010 was approximately $4.75 per mmBtu compared to approximately $5.25 per mmBtu for the third quarter of 2009, a decrease of approximately 9%.  Management attributes this decrease in natural gas prices with sufficient natural gas supplies.  Management anticipates that natural gas prices will have seasonal increases, yet remain at levels lower than recent history.  However, prices may increase should the world economies continue to rebound which could result in increased natural gas demand.

Our natural gas consumption increased by approximately 7% during the third quarter of 2010 compared to the third quarter of 2009.  In real terms, this was an increase of approximately 24,000 mmBtu of natural gas for the third quarter of 2010 compared to the third quarter of 2009.  This increase in natural gas consumption was the result of increased dried distillers grains production by the ethanol plant during the third quarter of 2010 compared to the third quarter of 2009.  Production of dried distillers grains requires more natural gas than production of modified/wet distillers grains.  We anticipate that in the future, our natural gas consumption will be comparable to current natural gas usage.  However, should we continue to produce more dried distillers grains as opposed to modified/wet distillers grains, we expect our natural gas consumption will increase as natural gas is used to fire our distillers grains dryers.

Operating Expenses

We did not experience any material changes in our operating expenses for the third quarter of 2010 compared to the third quarter of 2009.

Other Expense

Our total other expense was significantly lower during the third quarter of 2010 compared to the third quarter of 2009.  We paid significantly less interest during the third quarter of 2010 compared to the third quarter of 2009 as a result of our ongoing retirement of our long-term debt.  We also realized a greater equity interest in the net income of our investments during the third quarter of 2010 compared to the third quarter of 2009 due to our investment in RPMG.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items in relation to total revenues in our consolidated statements of operations for the nine months ended September 30, 2010 and 2009:

	September 30, 2010 (unaudited)		September 30, 2009 (unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$67,587,399	100.0	$64,167,144	100.0

Cost of Revenues	60,611,330	89.7	61,843,069	96.4

Gross Profit	6,976,069	10.3	2,324,075	3.6

Operating Expenses	2,147,119	3.2	2,136,319	3.3

Income from Operations	4,828,950	7.1	187,756	0.3

Other Income (Expense)	(106,310)	0.2	(879,573)	1.4

Net Income (Loss)	4,722,640	7.0	(691,817)	1.1

Revenues

Our total revenues increased for the nine month period ended September 30, 2010 compared to the same nine month period of 2009, primarily due to an increase in our ethanol revenue.  Our ethanol revenue increased by approximately 8% for the nine month period ended September 30, 2010 compared to the same period of 2009, which in real terms equaled an increase of approximately $4.2 million.  Our total distillers grains revenue decreased by approximately 15% for the nine month period ended September 30, 2010 compared to the same period of 2009.  In real terms, this equaled a decrease of approximately $1,547,000 in total distillers grains revenue.  Our other sales increased by approximately $698,000 for the nine month period ended September 30, 2010 compared to the same period of 2009, primarily related to our corn oil sales.

Ethanol

Our ethanol revenue increased during the nine month period ended September 30, 2010 compared to the same period of 2009 due to increases in the number of gallons of ethanol we sold and the average price we received per gallon of ethanol sold.  We sold approximately 560,000 more gallons of ethanol during the nine month period ended September 30, 2010 compared to the same period of 2009.  In addition, the average price we received per gallon of ethanol increased by approximately $0.10 per gallon (approximately 6%) during the nine month period ended September 30, 2010 compared to the same period of 2009.

Distillers Grains

Our total distillers grains revenue decreased for the nine month period ended September 30, 2010 compared to the same period of 2009.  We sold approximately 15,000 more tons of dried distillers grains during the nine month period ended September 30, 2010 compared to the same period of 2009.  Management attributes this increase with market forces that made the sale of dried distillers grains more favorable than modified/wet distillers grains.  In addition, the average price we received per ton of dried distillers grains decreased by approximately $15 per ton, a decrease of approximately 14%, for the nine months ended September 30, 2010 compared to the same period of 2009.  We sold approximately 11,000 fewer dry equivalent tons of modified/wet distillers grains during the nine month period ended September 30, 2010 compared to the same period of 2009, a decrease of approximately 17%.  The average price we received for modified/wet distillers grains decreased by approximately $23 per dry equivalent ton for the nine month period ended September 30, 2010 compared to the same period of 2009, a decrease of approximately 22%.

Corn Oil

We had corn oil sales during the entire nine month period ended September 30, 2010.  We only had corn oil sales for a portion of the nine month period ended September 30, 2009.  As a result, we increased the number of pounds of corn oil that we sold during the nine month period ended September 30, 2010 compared to the same period of 2009 by approximately 118%, an increase of approximately 2,806,000 pounds of corn oil.  We attribute this increase to a combination of having our corn oil extraction equipment operational during the entire 2010 period and our increased efficiency operating the corn oil extraction equipment during the 2010 period compared to the 2009 period.  In addition, the average price we received per pound of corn oil increased by approximately $0.05 per pound for the nine month period ended September 30, 2010 compared to the same period of 2009.

Cost of Revenues

Our cost of revenues decreased for the nine month period ended September 30, 2010 compared to the same period of 2009, primarily as a result of decreased corn and natural gas costs.  Our average cost per bushel of corn during the nine month period ended September 30, 2010 was approximately $0.17 per bushel lower compared to the same period of 2009.  Offsetting this decrease in our average corn cost per bushel was increased consumption of corn during the nine month period ended September 30, 2010 of approximately 2% compared to the same period of 2009, an increase of approximately 271,000 bushels of corn.  Our average cost per mmBtu of natural gas decreased by approximately $0.88 per mmBtu (approximately 14%) for the nine month period ended September 30, 2010 compared to the same period of 2009.  Partially offsetting this decrease in our average cost per mmBtu of natural gas was an increase in our total natural gas consumption.  We consumed approximately 59,000 more mmBtu of natural gas (approximately 6%) for the nine month period ended September 30, 2010 compared to the same period of 2009.

Operating Expenses

We did not experience any material changes in our operating expenses for the nine month period ended September 30, 2010 compared to the same period of 2009.

Other Expense

Our other expense was significantly smaller for the nine month period ended September 30, 2010 compared to the same period of 2009.  We wrote down the value of our investment in RPMG by approximately $387,000 during the 2009 period which significantly reduced our equity in the net income of our investments during the 2009 period.  In addition, we had more interest expense during the 2009 period due to our increased borrowing, both through our term debt and pursuant to our subordinated debt.  Further, our interest income during the nine month period ended September 30, 2010 was significantly greater compared to the same period of 2009 due to having more cash on hand during the 2010 period.

Changes in Financial Condition for the Nine Months Ended September 30, 2010

Our current assets were higher at September 30, 2010 compared to December 31, 2009, primarily as a result of an increase in the value of our inventory and a significant increase in the amount of cash our commodities broker was holding in our margin account.  The value of our inventory was greater at September 30, 2010 compared to December 31, 2009, primarily due to more raw materials and finished goods on hand.  We had more corn on hand at September 30, 2010 compared to December 31, 2009, but the per bushel price we used to value our corn inventory was lower at September 30, 2010 compared to December 31, 2009.  In addition, we had more finished goods on hand at September 30, 2010 compared to December 31, 2009 and the price used to value our finished goods inventory was slightly higher at September 30, 2010 compared to December 31, 2009.  The increase in the amount of cash our commodities broker was holding in our margin account was primarily due to the recent increase in corn prices which has required us to hold more cash in our margin account to offset unrealized losses on our derivative instrument positions.

The net value of our property and equipment was lower at September 30, 2010 compared to December 31, 2009 as a result of depreciation.  We did not make any capital expenditures during the first nine months of our 2010 fiscal year.  In addition, our other assets increased as the equity in the net income of our investments increased during the first nine months of our 2010 fiscal year along with an increase in our assets related to water contract rights.

Our current liabilities were comparable at September 30, 2010 and at December 31, 2009.  As of September 30, 2010 we had approximately $1.3 million in checks outstanding in excess of our bank balances.  If these checks are presented to our bank, any amount in excess of the cash that we have in our accounts is paid from our revolving lines of credit with our bank.  Our accounts payable at September 30, 2010 was significantly lower compared to December 31, 2009.  Management attributes this decrease with our corn suppliers seeking to defer corn payments at the end of 2009 until early 2010 for tax purposes.  We had a decrease in our accrued liabilities at September 30, 2010 compared to December 31, 2009 related to less accrued interest.  Our derivative financial instruments represented a larger liability on our balance sheet at September 30, 2010 compared to December 31, 2009 due to the recent increase in corn prices.  We had approximately $1.5 million outstanding on our revolving line of credit at September 30, 2010 compared to no amount outstanding on December 31, 2009.  The current portion of our notes payable at September 30, 2010 decreased compared to December 31, 2009 because we repaid the balance of our term loan during our third quarter of 2010 and as a result, no principal payments related to this loan are included in our current liabilities as of September 30, 2010.

Our long-term liabilities were lower at September 30, 2010 compared to December 31, 2009 as a result of the fact that our subordinated promissory notes became a current liability during the first quarter of 2010.  In addition, we no longer have any amount outstanding on our term loan with First National as the entire balance of this loan was repaid during our third quarter of 2010.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital.  These two revolving loans are described in greater detail below in the section entitled “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”  As of September 30, 2010, we had $1,458,000 outstanding and $8,542,000 available to be drawn on these revolving loans.  Management anticipates that this is sufficient to maintain our liquidity and continue our operations for the next 12 months.

The following table shows cash flows for the nine months ended September 30, 2010 and 2009:

	Nine months Ended September 30,
	2010	2009
Net cash provided by (used in) operating activities	$597,763	$(1,229,513)
Net cash (used in) investing activities	(47,712)	(1,033,329)
Net cash provided by (used in) financing activities	(678,470)	1,923,315

Cash Flow From Operations

Our operating activities provided us cash during the nine month period ended September 30, 2010.  We had significant net income for the nine month period ended September 30, 2010 compared to a net loss during the comparable period of 2009.

Cash Flow From Investing Activities

We did not use any cash for investing activities during the nine month period ended September 30, 2010.  We used cash for investing activities during the nine month period ended September 30, 2009 related to our purchase and installation of corn oil extraction equipment.

Cash Flow From Financing Activities

We used cash for our financing activities during the nine month period ended September 30, 2010, primarily due to payments we made on our long-term loans.  During the nine month period ended September 30, 2009, our financing activities provided cash as a result of amounts that we received from our revolving loans as well as the proceeds of the issuance of our unsecured promissory notes.

Indebtedness

First National Bank of Omaha (FNBO) is our primary lender.  We have two loans outstanding with FNBO, a short-term revolving loan and a long-term revolving loan.  Following the end of our second quarter of 2010, we repaid the entire balance of our term loan with FNBO.  In addition, we have subordinated unsecured debt financing with various individuals.  We also secured two loans to offset the cost of our corn oil extraction equipment which total $1,200,000.  We have a long-term loan related to a piece of property that we purchased adjacent to our ethanol plant.  The specifics of each credit facility are discussed below.

Short-Term Debt Sources

We have a short-term revolving promissory note with FNBO.  We can borrow up to $5,000,000 pursuant to this revolving promissory note.  The maturity date of the revolving promissory note is May 12, 2011.  We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 350 basis points above the 1 month London Interbank Offered Rate (LIBOR).  The interest rate for this loan at September 30, 2010 was 4.50%.  The revolving promissory note is subject to a minimum interest rate of 4.5% per year.  We are required to pay a fee of 1/2 percent on the unused portion of the revolving promissory note.  The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventories.  As of September 30, 2010, we had $1,458,000 outstanding on our revolving promissory note and $3,542,000 available to be drawn.

Long-Term Debt Sources

During our third quarter of 2010, we repaid our term note that was used for the permanent financing of the ethanol plant.

We restructured our long-term revolving loan that we refer to as Term Note 5 on May 13, 2010.  Term Note 5 was restructured into a $5,000,000 loan with an interest rate that accrues at 400 basis points above the 1 month LIBOR.  Term Note 5 is subject to a minimum interest rate of 5.0% per year.  The credit limit on Term Note 5 reduces each year by $1,000,000 until the maturity date on May 1, 2013.  Therefore, the funds available for us to draw on Term Note 5 will decrease each year.  If in any year we have a principal balance outstanding on Term Note 5 in excess of the new credit limit, we must make a payment to FNBO such that the amount outstanding on Term Note 5 does not exceed the new credit limit.  We are required to pay a fee of 1/2 percent on the unused portion of Term Note 5.  On September 30, 2010, we had $0 outstanding and $5,000,000 available to be drawn on this loan.  As of September 30, 2010, interest accrued on Term Note 5 at the minimum interest rate of 5.0% per year.

We also have a long-term debt obligation related to our purchase of an additional 135 acres of land pursuant to a land purchase contract.  The total cost of this additional land was $550,000.  As of September 30, 2010, we had $337,500 remaining to be paid pursuant to this land purchase contract.

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds.  The portion for which we are obligated is currently estimated at $228,000.  Taxes levied on our property are used for paying the debt service on the bonds.  We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service.  The interest rate on the bonds is 7.75% annually.  The bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was approximately $1,370,000 as of September 30, 2010.

Subordinated Debt

During our 2009 fiscal year, we completed a private placement offering of subordinated unsecured debt securities.  The debt securities that we offered were not registered with the Securities and Exchange Commission and were offered pursuant to claimed exemptions from registration under state and federal securities laws.  We raised a total of $1,439,000 in subordinated debt through this offering.  Interest on the subordinated notes accrues at a fixed interest rate of 9% per year.  These subordinated debt securities have a two-year maturity from the date they were issued, with interest being paid on January 30th of each year and at maturity.

In addition, on July 24, 2009, we entered into a $700,000 subordinated secured loan with Guardian Eagle Investments, LLC.  The note accrues interest at a fixed rate of 9% per year and requires monthly installments of principal and interest.  This loan matures in April 2012.  The principal balance of the Guardian Eagle loan was approximately $433,000 as of September 30, 2010.

We raised a total of $1,200,000 in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties.  We secured $1,000,000 in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC).  We closed on these loans on May 22, 2009.  We agreed to pay 4.70% interest on the $1,000,000 loan from REED and 5.5% interest on the $200,000 FDDC loan.  Both loans are amortized over a period of five years and both loans require monthly payments.  The principal balance of the REED loan was approximately $756,000 as of September 30, 2010.  The principal balance of the FDDC loan was approximately $152,000 as of September 30, 2010.

Covenants

Our credit facilities with FNBO are subject to various loan covenants.  If we fail to comply with these loan covenants, FNBO can declare us to be in default of our loans.  The material loan covenants applicable to our credit facilities are our fixed charge coverage ratio, our minimum net worth and minimum working capital requirements.  We are required to maintain a fixed charge coverage ratio of no less than 1.10 to 1.0.  This fixed charge coverage ratio compares our EBITDA adjusted earnings, as defined in our credit agreements, with our scheduled principal and interest payments on our outstanding debt obligations, including our subordinated debt.  We are also required to maintain at least $2.5 million in working capital and maintain a minimum net worth of $20 million.

As of September 30, 2010, we were in compliance with all of our loan covenants.  Management’s current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter.  Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months.  If we fail to comply with the terms of our credit agreements with FNBO, and FNBO refuses to waive the non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.  We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars.  We have $1,458,000 outstanding on a variable interest rate loan which is currently subject to a minimum interest rate of 4.50%.  A 10% adverse change in the 1 month LIBOR on which our interest rate is based would not increase the interest rate applicable to our variable interest rate loan past the 4.50% minimum interest rate.  We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of derivative and hedging accounting.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $4,272,000 related to derivative instruments for the quarter ended September 30, 2010.  We recorded an increase to our cost of revenues of approximately $804,000 related to derivative instruments for the quarter ended September 30, 2009.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of September 30, 2010, we had price protection for approximately 24% of our expected corn usage for the next 12 months using CBOT futures and options and over-the-counter option contracts.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of September 30, 2010, we were committed to purchasing 180,000 mmBtu of natural gas over the next three months.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The following table presents the fair value of our derivative instruments as of September 30, 2010 and December 31, 2009 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such price. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date.  The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
September 30, 2010	$5,798,059	$579,806
December 31, 2009	3,562,370	356,237

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments have occurred in the three month period ended September 30, 2010.

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

LAKE AREA CORN PROCESSORS, LLC

Date:	November 15, 2010	/s/ Scott Mundt
Scott Mundt
Chief Executive Officer

Date:	November 15, 2010	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer