Form 10-Q
period 2011-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2011-05-16
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2011

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

As of May 16, 2011, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	March 31, 2011	December 31, 2010*
ASSETS

CURRENT ASSETS
Cash	$436,685	$637,804
Accounts receivable	5,035,727	4,114,940
Other receivables	22,604	188,959
Inventory	10,509,171	10,063,208
Due from broker	3,093,629	3,725,998
Derivative financial instruments	395,317	73,800
Prepaid expenses	134,737	126,523
Total current assets	19,627,870	18,931,232

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	40,760,255	40,799,589
	52,190,563	52,229,897
Less accumulated depreciation	(23,107,490)	(22,469,329)
Net property and equipment	29,083,073	29,760,568

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	2,919,578	2,856,445
Other	212,682	234,410
Total other assets	13,528,026	13,486,621

TOTAL ASSETS	$62,238,969	$62,178,421

*Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

	March 31, 2011	December 31, 2010*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$852,994	$584,412
Accounts payable	3,019,004	5,377,598
Accrued liabilities	370,754	672,802
Derivative financial instruments	1,595,613	2,527,175
Short-term notes payable	2,230,000	1,872,000
Current portion of guarantee payable	64,756	52,382
Current portion of notes payable	447,684	1,813,494
Total current liabilities	8,580,805	12,899,863

LONG-TERM LIABILITIES
Notes payable, net of current maturities	766,150	833,655
Guarantee payable, net of current portion	95,411	95,411
Other	264,961	252,344
Total long-term liabilities	1,126,522	1,181,410

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	37,625,242	33,190,748
Total members' equity	52,531,642	48,097,148

TOTAL LIABILITIES AND MEMBERS' EQUITY	$62,238,969	$62,178,421

*Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Quarters Ended March 31, 2011 and 2010

	2011	2010

REVENUES	$35,083,109	$22,838,763

COSTS OF REVENUES	29,844,433	19,482,080

GROSS PROFIT	5,238,676	3,356,683

OPERATING EXPENSES	816,470	760,010

INCOME FROM OPERATIONS	4,422,206	2,596,673

OTHER INCOME (EXPENSE)
Interest and other income	13,557	4,840
Equity in net income of investments	63,133	76,305
Interest and other expense	(64,402)	(131,131)
Total other income (expense)	12,288	(49,986)

NET INCOME	$4,434,494	$2,546,687

BASIC AND DILUTED EARNINGS PER UNIT	$0.15	$0.09

Weighted average number of units outstanding for the calculation of basic & diluted earnings per unit	29,620,000	29,620,000

See Notes to Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Quarters Ended March 31, 2011 and 2010

	2011	2010

OPERATING ACTIVITIES
Net income	$4,434,494	$2,546,687
Changes to net income not affecting cash
Depreciation and amortization	699,223	692,191
Equity in net (income) of investments	(63,133)	(76,305)
Unrealized loss on purchase commitments	—	237,800
Lower of cost or market adjustment on inventory	—	295,809
Gain on sale of equipment	(9,300)	—
(Increase) decrease in
Receivables	(754,434)	1,645,036
Inventory	(445,963)	(168,414)
Prepaid expenses	(8,214)	10,547
Derivative financial instruments and due from broker	(620,710)	(542,883)
Increase (decrease) in
Accounts payable	(2,358,593)	(3,646,403)
Accrued liabilities	(289,431)	(290,932)
NET CASH PROVIDED BY OPERATING ACTIVITIES	583,939	703,133

INVESTING ACTIVITIES
Sale of equipment	9,300	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	9,300	—

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	268,582	82,900
Short-term notes payable issued	358,000	—
Principal payments on long-term notes payable	(1,420,940)	(622,813)
NET CASH (USED FOR) FINANCING ACTIVITIES	(794,358)	(539,913)

NET INCREASE (DECREASE) IN CASH	(201,119)	163,220

CASH AT BEGINNING OF PERIOD	637,804	365,066

CASH AT END OF PERIOD	$436,685	$528,286

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$171,522	$253,030

See Notes to Consoldiated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011 AND 2010

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 2010, contained in the annual report on Form 10-K for 2010.

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

Shipping costs incurred in the sale of distiller's grains are classified in net revenues.  Shipping costs on distiller's grains were approximately $238,000 and $174,000 for the three months ended March 31, 2011 and 2010, respectively.

Inventory Valuation

Ethanol inventory, raw materials, work-in-process, and parts inventory are valued using methods which approximate the lower of cost (first-in, first-out) or market. Distillers grains and related products are stated at net realizable value. In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011 AND 2010

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

Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting. For transactions initiated prior to January 1, 2011, we applied the normal purchase and sales exemption under derivative accounting for forward purchases of corn and sales of distiller's grains. Transactions initiated after December 31, 2010 are not exempted from the accounting and reporting requirements. As of March 31, 2011, we are committed to purchasing 3.2 million bushels of corn on a forward contract basis with an average price of $5.19 per bushel, of which 1.2 million bushels are subject to derivative accounting treatment and 2.0 million bushels are accounted for as normal purchases, and accordingly, are not marked to market and are accounted for using lower of cost or market accounting. Dakota Ethanol has a derivative financial instrument asset of approximately $395,000 related to the forward contracted purchases of corn. The corn purchase contracts represent 18% of the annual plant corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At March 31, 2011, we are committed to purchasing 180,000 MMBtu's of natural gas with an average price of $3.91.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market.

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

Derivatives not designated as hedging instruments at March 31, 2011 and December 31, 2010 were as follows:

	Balance Sheet Classification	March 31, 2011	December 31, 2010*
Forward contracts	Current Assets	$395,317	$73,800
Futures and options contracts	(Current Liabilities)	(1,595,613)	(2,527,175)
*Derived from audited financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011 AND 2010

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Operations	Three Months Ended March 31,
	Classification	2011	2010
Net realized and unrealized gains (losses) related to sales contracts:

Futures and options contracts	Revenues	$—	$252,938

Net realized and unrealized gains (losses) related to purchase contracts:

Futures and options contracts	Cost of Revenues	$(2,415,807)	$2,511,915
Forward contracts	Cost of Revenues	321,517	(550,570)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011 AND 2010

NOTE 3.     INVENTORY

Inventory consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010*
Raw Materials	$7,456,793	$6,100,759
Finished Goods	1,195,382	2,233,676
Work in process	880,784	821,897
Parts inventory	976,212	906,876
	$10,509,171	$10,063,208

*Derived from audited financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011 AND 2010

NOTE 4.    SHORT-TERM NOTE PAYABLE

On May 13, 2010, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha (FNBO) in the amount of $5,000,000. The note expires on May 12, 2011 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at 350 basis points above the 1 month LIBOR rate (4.50 percent at March 31, 2011). The rate is subject to a floor of 4.5 percent. There is a commitment fee of 1/2 percent on the unused portion of the $5,000,000 availability. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon the note as needed. The note is collateralized by the ethanol plant, its accounts receivable and inventories. On March 31, 2011, Dakota Ethanol had $2,230,000 outstanding and $2,770,000 available to be drawn on the revolving promissory note. On December 31, 2010, Dakota Ethanol had $1,872,000 outstanding and $3,128,000 available to be drawn on the revolving promissory note. Dakota Ethanol is in the process of renewing this note. Dakota Ethanol anticipates the note will be renewed for an additional one-year term in the amount of $10,000,000.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011 AND 2010

NOTE 5.    LONG-TERM NOTES PAYABLE

Dakota Ethanol has a note payable to First National Bank of Omaha, Nebraska (Term Note 5).

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. The notes are collateralized by the ethanol plant and equipment, its accounts receivable and inventories. We are in compliance with our financial covenants as of March 31, 2011.

On May 13, 2010, Dakota Ethanol restructured Term Note 5. Term Note 5 is a reducing revolving note with an availability of $5,000,000. Interest on outstanding principal balances will accrue at 400 basis points above the 1 month LIBOR rate (5.0 percent at March 31, 2011). The rate is subject to a floor of 5.0 percent. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess an unused commitment fee of 1/2 percent on the unused portion of the note. Term Note 5 has a reducing feature through which the available amount of the note is reduced by $1,000,000 on the anniversary of the note. The note matures on May 1, 2013. On March 31, 2011, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5. On December 31, 2010, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

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
MARCH 31, 2011 AND 2010

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

The balances of the notes payable are as follows:

	March 31, 2011	December 31, 2010*
Note payable to First National Bank, Omaha
Term Note 5	$—	$—
Note payable - Land	225,000	225,000
Note payable - Subordinated notes	70,000	1,439,000
Note payable - REED	660,821	708,881
Note payable - FDDC	132,951	142,497
Note payable - Other	125,062	131,771
	1,213,834	2,647,149

Less current portion	(447,684)	(1,813,494)

	$766,150	$833,655

*Derived from audited financial statements

Minimum principal payments for the next five years are as follows:

Years Ending March 31,	Amount
2012	$447,684
2013	390,838
2014	292,147
2015	77,649
2016	5,516

NOTE 6.    FAIR VALUE MEASUREMENTS

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
MARCH 31, 2011 AND 2010

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
March 31, 2011

Assets:
Derivative financial instruments, forward contracts	$395,317	$—	$395,317	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$(1,595,613)	$(1,595,613)	$—	$—

December 31, 2010*

Assets:
Derivative financial instruments, forward contracts	$73,800	$—	$73,800	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$(2,527,175)	$(2,527,175)	$—	$—
*Derived from audited financial statements.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2011.

Disclosure requirements for fair value of financial instruments require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011 AND 2010

basis or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non recurring basis are discussed above. The methodologies for other financial assets and financial liabilities are discussed below.

The Company believes the carrying amount of cash, cash equivalents, accounts receivable, due from broker, outstanding checks in excess of bank balance, accounts payable and short-term debt approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations at March 31, 2011 of $1,361,627 had an estimated fair value of approximately $1,363,701 based on estimated interest rates for comparable debt. The carrying amount and fair value were $2,794,942 and $2,797,016 respectively at December 31, 2010.

NOTE 7.    RELATED PARTY TRANSACTIONS

Dakota Ethanol owns a 9% interest in RPMG, in which Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol and dried distiller's grains inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Sales and marketing fees related to the agreements are as follows:

	Three Months Ended March 31,
	2011	2010

Sales ethanol	$29,602,306	$18,907,386
Sales distillers grains	1,707,718	1,770,823

Marketing fees ethanol	60,756	54,371
Marketing fees distillers grains	19,227	22,092

	March 31, 2011	December 31, 2010
Amounts due included in accounts receivable	$4,149,286	$3,504,400
NOTE 8.    SUBSEQUENT EVENTS

During May 2011, the Company declared and paid a distribution to its members of $2,962,000, or $0.10 per capital unit.

Subsequent events have been evaluated through the date the financial statements are filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2011, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2010, included in the Company's Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

In May 2011, our board of directors declared and paid a distribution to each of our members. The total amount of this distribution was $2,962,000, or $0.10 per capital unit.

Results of Operations

Comparison of the Fiscal Quarters Ended March 31, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal quarters ended March 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$35,083,109	100.0	$22,838,763	100.0

Cost of Revenues	29,844,433	85.1	19,482,080	85.3

Gross Profit	5,238,676	14.9	3,356,683	14.7

Operating Expense	816,470	2.3	760,010	3.3

Income from Operations	4,422,206	12.6	2,596,673	11.4

Other Income (Expense)	12,288	—	(49,986)	(0.2)

Net Income	$4,434,494	12.6	$2,546,687	11.2

Revenues

Revenue from ethanol sales increased by approximately 54% during our first quarter of 2011 compared to the same period of 2010. Revenue from distillers grains increased by approximately 46% during our first quarter of 2011 compared to the same period of 2010. Revenue from corn oil increased by approximately 92% during our first quarter of 2011 compared to the same period of 2010.

Ethanol

Our ethanol revenue was approximately $10.4 million greater during our first quarter of 2011 compared to our first quarter of 2010, an increase of approximately 54%. This increase in ethanol revenue was due to an increase in the average price we received for our ethanol of approximately $0.70 per gallon, an increase of approximately 44%, during our first quarter of 2011 compared to our first quarter of 2010. Management attributes this increase in ethanol prices with significantly higher corn and energy prices during our first quarter of 2011 compared to the same period of 2010. Management anticipates that ethanol prices will remain at their current levels during our 2011 fiscal year due to the higher corn prices we have been experiencing along with higher gasoline prices. Management anticipates that gasoline prices will remain high due to instability in the Middle East. However, ethanol prices may be negatively impacted by the effect the blend wall may have on ethanol demand. If the ethanol industry cannot continue to increase ethanol demand, it may result in an over-supply of ethanol which could negatively impact prices.

In addition to the higher ethanol prices, we also increased our ethanol sales during our first quarter of 2011 compared to the same period of 2010. Our total ethanol sales during our first quarter of 2011 were approximately 7% greater than during the same period of 2010, an increase of approximately 844,000 gallons. Management attributes this increase in ethanol sales with a carryover of inventory from the prior quarter. Management anticipates that ethanol sales during our remaining quarters of our 2011 fiscal year will be comparable to our 2010 fiscal year as we anticipate comparable ethanol production during our 2011 fiscal year.

Ethanol demand has increased during our first quarter of 2011 due to increased ethanol exports to Canada along with ethanol exports to Europe. Canada recently passed legislation requiring the use of ethanol in Canada. However, Canada does not currently have sufficient ethanol production capacity to satisfy this ethanol requirement. As a result, Canada has been importing the ethanol shortfall from the United States. However, Canada has also taken steps to increase domestic ethanol production in order to satisfy its own ethanol use requirements. Therefore, these increased ethanol exports to Canada may not continue indefinitely as Canada's domestic ethanol industry increases production. Because of the blend wall, domestic ethanol demand is not expected to increase significantly without the use of more mid-level blends of ethanol. Management believes that the recent push to increase ethanol demand in the United States through E15 may not result in a significant increase in ethanol demand. Management believes that gasoline retailers will refuse to carry E15 due to the fact that not all standard vehicles can use E15 and due to potential liability for gasoline retailers if customers use E15 in vehicles that are not approved for E15. In addition, management believes that the labeling requirement for E15 that is being considered by the EPA may discourage the use of higher percentage blends of ethanol. Without increases in domestic ethanol demand, we may experience periods when ethanol supply exceeds ethanol demand which may negatively impact the price we receive for our ethanol.

Distillers Grains

Our total distillers grains sales were the same for our first quarter of 2011 compared to the same period of 2010. However, we sold less distillers grains in the dried form during our first quarter of 2011 compared to the same period of 2010. For our first quarter of 2011, we sold approximately 24% of our total distillers grains in the dried form and approximately 76% of our total distillers grains in the modified/wet form. For our first quarter of 2010, we sold approximately 40% of our total distillers grains in the dried form and approximately 60% of our total distillers grains in the modified/wet form. This change in the composition of our distillers grains sales was due to market conditions in the distillers grains market. The average price we received for our dried distillers grains was approximately 7% greater during our first quarter of 2011 compared to the same period of 2010, an increase of approximately $6.97 per ton. The average price we received for our modified/wet distillers grains was approximately 62% greater for our first quarter of 2011 compared to the same period of 2010, an increase of approximately $53.60 per ton. Management attributes this increase in the selling price of our distillers grains with increased corn prices. Since distillers grains are typically used as a feed substitute for corn, as the price of corn increases, the price of and demand for distillers grains also increase.

The ethanol industry has recently experienced decreased export demand for distillers grains due to an anti-dumping investigation instituted by the Chinese government. During 2010, China significantly increased their imports of distillers grains from the United States which benefited market distillers grains prices in the United States. However, China has reduced its distillers grains imports due to uncertainty surrounding the anti-dumping investigation and the effect that it may have on tariffs that are imposed on distillers grains bound for China. While we do not export a significant amount of distillers grains, changes in the market price of distillers grains might affect the price we receive for our distillers grains.

Management expects to continue to make decisions as to whether our distillers grains will be marketed as dried distillers grains as opposed to modified/wet distillers grains based on market conditions. These market conditions include supply and demand factors as well as the price difference between dried distillers grains and wet/modified distillers grains along with the higher natural gas costs associated with drying our distillers grains.

Corn Oil

Our total pounds of corn oil sold increased by approximately 15% during our first quarter of 2011 compared to the same period of 2010, primarily due to improved operation of the corn oil extraction equipment. Management anticipates that our corn oil sales will be comparable during the remaining quarters of our 2011 fiscal year. In addition to the increase in corn oil sales, the average price we received for our corn oil increased by approximately 68% for our first quarter of 2011 compared to the same period of 2010. Management attributes this increase in corn oil prices with higher corn prices and increased corn oil demand. Management anticipates corn oil prices will be comparable during the remaining quarters of our 2011 fiscal year.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas. Our cost of revenues was approximately 53% greater for our first quarter of 2011 compared to the same period of 2010 due to higher corn costs. Our average cost per bushel of corn increased by approximately 74% for our first quarter of 2011 compared to our first quarter of 2010, an increase of approximately $2.30 per bushel of corn. Management attributes this increase in corn costs with higher market corn prices due to decreased corn carryover from the 2009/2010 crop year. However, the area surrounding our ethanol plant had a good harvest in the fall of 2010 so we have not experienced the same corn price increases that ethanol plants in other areas of the country may have experienced. Management anticipates that the area surrounding the ethanol plant will continue to produce a significant amount of corn and that we will not have any difficulty securing the corn that we need to operate the ethanol plant. We purchased a comparable number of bushels of corn during our first quarter of 2011 compared to the same period of 2010.

Our cost of revenues related to natural gas decreased by approximately $431,000, a decrease of approximately 19%, for our first quarter of 2011 compared to our first quarter of 2010. This decrease was due to a decrease in market natural gas prices during our first quarter of 2011 compared to the same period of 2010. Our average cost per MMBtu of natural gas during our first quarter of 2011 was approximately 21% lower compared to our first quarter of 2010, a decrease of approximately $1.34 per MMBtu of natural gas. Management attributes this decrease in natural gas prices to strong natural gas supplies and relatively stable natural gas demand. Management anticipates that natural gas prices will remain steady during our 2011 fiscal year unless natural gas production problems arise, such as from hurricane activity in the Gulf Coast.

Partially offsetting this decrease in natural gas costs per MMBtu was an increase in the total MMBtu of natural gas that we consumed during our first quarter of 2011 compared to the same period of 2010 of approximately 9,000 MMBtu, an increase of approximately 3%. Management attributes this increase in natural gas consumption with increased production at the ethanol plant. Management anticipates that our natural gas consumption will be comparable during our 2011 fiscal year to our 2010 fiscal year due to anticipated levels of production at the ethanol plant.

Operating Expense

Our operating expenses were higher for our first quarter of 2011 compared to the same period of 2010 due primarily to higher bonus expenses. We pay a bonus to our chief executive officer based on the profitability of the ethanol plant which was higher during our first quarter of 2011 compared to the same period of 2010.

Other Income and Expense

Our interest expense was significantly lower for our first quarter of 2011 compared to the same period of 2010 because we had significantly less debt outstanding. In addition, we had more interest income during our first quarter of 2011 compared to the same period of 2010 due to having more cash on hand during the 2011 period. The increase in our equity interest in the net income of our investments was primarily due to income from our investment in RPMG, our primary marketer.

Changes in Financial Condition for the Three Months Ended March 31, 2011.

Current Assets

Our current assets were higher at March 31, 2011 compared to December 31, 2010 primarily due to increased accounts receivable and inventory. These increases are tied to recent increases in corn and ethanol prices. The amount we had due from our commodities broker was lower at March 31, 2011 compared to December 31, 2010 because we were required to hold less cash in our margin account with our commodities broker due to fewer unrealized losses on our risk management positions.

Property and Equipment

Our net property and equipment was lower at March 31, 2011 compared to December 31, 2010 as a result of depreciation and because we sold a piece of equipment that we recently replaced. We did not make any significant capital expenditures during our first quarter of 2011 that increased the value of our property and equipment.

Other Assets

The value of our investments increased at March 31, 2011 compared to December 31, 2010 mainly due to our investment in RPMG, our ethanol, distillers grains and corn oil marketer.

Current Liabilities

Our accounts payable was significantly lower at March 31, 2011 compared to December 31, 2010 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes. These deferred payments were made early in our first quarter of 2011. Our accrued liabilities were lower at March 31, 2011 compared to December 31, 2010 due to a property tax payment we made and due to a payment of damage accruals for our railcars. Our derivative instruments represented a smaller liability on our balance sheet at March 31, 2011 compared to December 31, 2010 due to a change in the market price of corn and the composition of our derivative instrument positions. We had more funds outstanding on our line of credit at March 31, 2011 compared to December 31, 2010 which increased our short-term note payable. The current portion of our notes payable was significantly lower at March 31, 2011 compared to December 31, 2010 because we repaid most of the subordinated unsecured debt securities we issued to certain of our members in 2009.

Long-Term Liabilities

Our long-term liabilities were lower at March 31, 2011 compared to December 31, 2010 because of our continuing payments on our various long-term notes. Our other long-term liability was higher at March 31, 2011 compared to December 31, 2010 due to anticipated costs to repair damages to our distillers grains railcars as required by our railcar leases.

Liquidity and Capital Resources

Our main sources of liquidity are cash from our continuing operations and amounts we have available to draw on our revolving lines of credit. Other than the anticipated increase in our short-term line of credit discussed below, management does not anticipate that we will need to raise additional debt or equity financing in the next twelve months and management believes that our current sources of liquidity will be sufficient to continue our operations during that time period. We are in the process of renewing our short-term line of credit with an increased maximum balance of $10 million. We anticipate that this renewal will be completed in May 2011. We do not anticipate making any significant capital expenditures in the next 12 months other than ordinary repair and replacement of equipment in our ethanol plant.

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.” As of March 31, 2011, we had $2,230,000 outstanding and $7,770,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$583,939	$703,133
Net cash provided by investing activities	9,300	—
Net cash (used for) financing activities	(794,358)	(539,913)

Cash Flow From Operations. Our operating activities provided less cash during our first quarter of 2011 compared to the same period of 2010, primarily due to changes we experienced in our receivables and inventory during the 2011 period. These changes were primarily due to increased commodity prices, including corn and ethanol.

Cash Flow From Investing Activities. We received proceeds from the sale of a piece of equipment during our first quarter of 2011.

Cash Flow From Financing Activities. We used more cash in our financing activities during our first quarter of 2011 compared to the same period of 2010 due to increased payments on our long-term notes. This increase in payments on our long-term notes was due to our repayment of certain subordinated unsecured debt securities we issued in 2009.

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

Short-Term Debt Sources

We have a short-term revolving promissory note with FNBO that recently expired on May 12, 2011. We are in the process of renewing this short-term revolving line of credit for an additional one year period with an increased maximum balance of $10 million. As of March 31, 2011, we could borrow up to $5 million pursuant to this revolving promissory note. We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 350 basis points above the 1 month London Interbank Offered Rate (LIBOR). The revolving promissory note is subject to a minimum interest rate of 4.5% per year. The interest rate for this loan at March 31, 2011 was the minimum interest rate of 4.5%. We are required to pay a fee of 1/2 percent on the unused portion of the revolving promissory note. The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventories. As of March 31, 2011, we had $2,230,000 outstanding on our revolving promissory note and $2,770,000 available to be drawn.

Long-Term Debt Sources

During our third quarter of 2010, we repaid our term note that was used for the permanent financing of the ethanol plant.

We restructured our long-term revolving loan that we refer to as Term Note 5 on May 13, 2010. Term Note 5 was restructured into a $5,000,000 loan with an interest rate that accrues at 400 basis points above the 1 month LIBOR. Term Note 5 is subject to a minimum interest rate of 5.0% per year. The credit limit on Term Note 5 reduces each year by $1,000,000 until the maturity date on May 1, 2013. Therefore, the funds available for us to draw on Term Note 5 will decrease each year. If in any year we have a principal balance outstanding on Term Note 5 in excess of the new credit limit, we must make a payment to FNBO such that the amount outstanding on Term Note 5 does not exceed the new credit limit. We are required to pay a fee of 1/2 percent on the unused portion of Term Note 5. On March 31, 2011, we had $0 outstanding and $5,000,000 available to be drawn on this loan. As of March 31, 2011, interest accrued on Term Note 5 at the minimum interest rate of 5.0% per year.

We also have a long-term debt obligation related to our purchase of an additional 135 acres of land pursuant to a land purchase contract. The total cost of this additional land was $550,000. As of March 31, 2011, we had $225,000 remaining to be paid pursuant to this land purchase contract.

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds.  The portion for which we are obligated is currently estimated at $228,000. Taxes levied on our property are used for paying the debt service on the bonds. We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service. The interest rate on the bonds is 7.75% annually.  The bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was approximately $1,370,000 as of March 31, 2011.

Subordinated Debt

During our 2009 fiscal year, we completed a private placement offering of subordinated unsecured debt securities. The debt securities that we offered were not registered with the Securities and Exchange Commission and were offered pursuant to claimed exemptions from registration under state and federal securities laws. We raised a total of $1,439,000 in subordinated debt through this offering. Interest on the subordinated notes accrues at a fixed interest rate of 9% per year. These subordinated debt securities have a two-year maturity from the date they were issued, with interest being paid on January 30th of each year and at maturity. As of March 31, 2011, the outstanding principal balance of our subordinated unsecured debt securities was $70,000.

We raised a total of $1,200,000 in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties. We secured $1,000,000 in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC). We closed on these loans on May 22, 2009. We agreed to pay 4.70% interest on the $1,000,000 loan from REED and 5.5% interest on the $200,000 FDDC loan. Both loans are amortized over a period of five years and both loans require monthly payments. The principal balance of the REED loan was approximately $660,821 as of March 31, 2011. The principal balance of the FDDC loan was approximately $132,951 as of March 31, 2011.

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

As of March 31, 2011, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FNBO, and FNBO refuses to waive the non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans.

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

Derivative Instruments

We enter into short-term forward grain, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices. We enter into short-term forward, option and futures contracts for sales of ethanol to manage exposure to changes in energy prices. All of our derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.  We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We have loans that are subject to variable interest rates, however, they are currently accruing interest at minimum interest rates which based on current market conditions will continue for the foreseeable future. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $2.1 million related to derivative instruments for the quarter ended March 31, 2011. We recorded a decrease to our cost of revenues of approximately $2.0 million related to derivative instruments for the quarter ended March 31, 2010. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of March 31, 2011, we were committed to purchasing approximately 3.2 million bushels of corn valued at approximately $16.7 million using CBOT futures and options and over-the-counter option contracts. These corn purchases represent approximately 18% of our expected corn usage for the next 12 months As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of March 31, 2011, we were committed to purchasing approximately 180,000 MMBtus of natural gas during our 2011 fiscal year, valued at approximately $700,000. The natural gas purchases represent approximately 12% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of March 31, 2011 and December 31, 2010 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change - Market Risk
March 31, 2011	$6,087,161	$608,716
December 31, 2010	6,535,668	653,567

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED).

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

LAKE AREA CORN PROCESSORS, LLC

Date:	May 16, 2011	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2011	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)