Form 10-Q
period 2011-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2011-08-11
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2011

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

As of August 11, 2011, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	June 30, 2011	December 31, 2010*
ASSETS

CURRENT ASSETS
Cash	$354,430	$637,804
Accounts receivable	5,813,983	4,114,940
Other receivables	105,414	188,959
Inventory	12,075,460	10,063,208
Due from broker	1,515,898	3,725,998
Derivative financial instruments	3,409,163	73,800
Prepaid expenses	118,981	126,523
Total current assets	23,393,329	18,931,232

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	40,760,255	40,799,589
	52,190,563	52,229,897
Less accumulated depreciation	(23,784,896)	(22,469,329)
Net property and equipment	28,405,667	29,760,568

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	2,968,536	2,856,445
Other	191,512	234,410
Total other assets	13,555,814	13,486,621

TOTAL ASSETS	$65,354,810	$62,178,421

*Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

	June 30, 2011	December 31, 2010*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$2,459,584	$584,412
Accounts payable	3,447,446	5,377,598
Accrued liabilities	442,672	672,802
Derivative financial instruments	3,052,880	2,527,175
Short-term notes payable	—	1,872,000
Current portion of guarantee payable	77,129	52,382
Current portion of notes payable	380,913	1,813,494
Total current liabilities	9,860,624	12,899,863

LONG-TERM LIABILITIES
Notes payable, net of current maturities	697,824	833,655
Guarantee payable, net of current portion	95,411	95,411
Other	258,659	252,344
Total long-term liabilities	1,051,894	1,181,410

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	39,535,892	33,190,748
Total members' equity	54,442,292	48,097,148

TOTAL LIABILITIES AND MEMBERS' EQUITY	$65,354,810	$62,178,421

*Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

REVENUES	$36,943,458	$20,245,683	$72,026,567	$43,084,445

COSTS OF REVENUES	31,352,313	18,542,586	61,196,746	38,024,667

GROSS PROFIT	5,591,145	1,703,097	10,829,821	5,059,778

OPERATING EXPENSES	769,962	708,003	1,586,432	1,468,012

INCOME FROM OPERATIONS	4,821,183	995,094	9,243,389	3,591,766

OTHER INCOME (EXPENSE)
Interest and other income	43,605	11,471	57,162	16,311
Equity in net income of investments	48,958	68,018	112,091	144,324
Interest expense	(41,096)	(111,742)	(105,498)	(242,874)
Total other income (expense)	51,467	(32,253)	63,755	(82,239)

NET INCOME	$4,872,650	$962,841	$9,307,144	$3,509,527

BASIC AND DILUTED EARNINGS PER UNIT	$0.16	$0.03	$0.31	$0.12

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.10	$—	$0.10	$—

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

OPERATING ACTIVITIES
Net income	$9,307,144	$3,509,527
Changes to net income not affecting cash
Depreciation and amortization	1,397,799	1,319,943
Equity in net (income) loss of investments	(112,091)	(144,324)
Unrealized loss on purchase commitments	—	511,814
Lower of cost or market adjustment on inventory	—	90,264
Gain on sale of equipment	(9,300)	—
Derivative financial instruments and due from broker	(599,557)	(9,522)
(Increase) decrease in
Receivables	(1,615,352)	1,339,990
Inventory	(2,012,252)	167,166
Prepaid expenses	7,542	11,104
Increase (decrease) in
Accounts payable	(1,930,298)	(3,736,360)
Accrued liabilities	(223,815)	(209,153)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,209,820	2,850,449

INVESTING ACTIVITIES
Sale of equipment	9,300	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	9,300	—

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	1,875,171	(285,804)
Principal payments on short-term notes payable	(1,872,000)	—
Principal payments on long-term notes payable	(1,543,665)	(1,262,497)
Distributions paid to members	(2,962,000)	—
NET CASH (USED FOR) FINANCING ACTIVITIES	(4,502,494)	(1,548,301)

NET INCREASE (DECREASE) IN CASH	(283,374)	1,302,148

CASH AT BEGINNING OF PERIOD	637,804	365,066

CASH AT END OF PERIOD	$354,430	$1,667,214

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$220,481	$341,250

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011 AND 2010

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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America although the Company believes that the disclosures are adequate to make the information not misleading.

In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for a full year.

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

Shipping costs incurred in the sale of dried distiller's grains are classified in net revenues.  Shipping costs on modified and wet distiller's grains are included in cost of revenues. Shipping costs were approximately $525,000 and $287,000 for the six and three months ended June 30, 2011, respectively. Shipping costs were approximately $319,000 and $146,000 for the six and three months ended June 30, 2010, respectively.

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
June 30, 2011 AND 2010

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

Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting. For transactions initiated prior to January 1, 2011, we applied the normal purchase and sales exemption under derivative accounting for forward purchases of corn and sales of distiller's grains. We are choosing not to exempt corn purchase contracts initiated after December 31, 2010 from the derivative accounting and reporting requirements. As of June 30, 2011, we are committed to purchasing 3.7 million bushels of corn on a forward contract basis with an average price of $6.51 per bushel, of which 2.7 million bushels are subject to derivative accounting treatment and 1.0 million bushels are accounted for as normal purchases, and accordingly, are not marked to market and are accounted for using lower of cost or market accounting. Dakota Ethanol has a derivative financial instrument liability of approximately $3.1 million related to the forward contracted purchases of corn. The corn purchase contracts represent 22% of the annual corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At June 30, 2011, we are committed to purchasing 60,000 MMBtu's of natural gas with an average price of $4.32 per MMBtu.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011 AND 2010

Derivatives not designated as hedging instruments at June 30, 2011 and December 31, 2010 were as follows:

	Balance Sheet Classification	June 30, 2011	December 31, 2010*
Futures and options contracts	Current Assets	$3,409,163	$—
Forward contracts	Current Assets	$—	$73,800
Futures and options contracts	(Current Liabilities)	$—	$(2,527,175)
Forward contracts	(Current Liabilities)	$(3,052,880)	$—
*Derived from audited financial statements.

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Income	Three Months Ended June 30,
	Classification	2011	2010
Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$4,297,045	$247,692
Forward contracts	Cost of Revenues	$(3,448,197)	$(255,068)

	Statement of Income	Six Months Ended June 30,
	Classification	2011	2010
Net realized and unrealized gains (losses) related to sales contracts:
Futures and options contracts	Revenues	$—	$252,938

Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$1,881,237	$2,759,608
Forward contracts	Cost of Revenues	$(3,126,680)	$(567,838)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011 AND 2010

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

NOTE 3.     INVENTORY

Inventory consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010*
Raw Materials	$9,119,189	$6,100,759
Finished Goods	1,005,221	2,233,676
Work in process	988,378	821,897
Parts inventory	962,672	906,876
	$12,075,460	$10,063,208

*Derived from audited financial statements.

NOTE 4.    SHORT-TERM NOTE PAYABLE

On June 6, 2011, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $10,000,000. The note expires on May 1, 2012 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at 350 basis points above the 1 month LIBOR rate (4.00 percent at June 30, 2011). The rate is subject to a floor of 4.0 percent. There is a commitment fee of 0.4 percent on the unused portion of the $10,000,000 availability. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon the note as needed. The note is collateralized by the ethanol plant, its accounts receivable and inventories. On June 30, 2011 Dakota Ethanol had $0 outstanding and $10,000,000 available to be drawn on the revolving promissory note. On December 31, 2010, Dakota Ethanol had $1,872,000 outstanding and $3,128,000 available to be drawn on the revolving promissory note.

NOTE 5.    LONG-TERM NOTES PAYABLE

Dakota Ethanol has a note payable to First National Bank of Omaha, Nebraska (the Bank) (Term Note 5).

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. The notes are collateralized by the ethanol plant and equipment, its accounts receivable and inventories. We are in compliance with our financial covenants as of June 30, 2011.

On June 6, 2011, Dakota Ethanol restructured Term Note 5. Term Note 5 is a reducing revolving note with an availability of $5,000,000. Interest on outstanding principal balances will accrue at 350 basis points above the 1 month LIBOR rate (4.00 percent at June 30, 2011). The rate is subject to a floor of 4.0 percent. Dakota Ethanol may elect to borrow any principal amount repaid

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011 AND 2010

on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess an unused commitment fee of 0.4 percent on the unused portion of the note. Term Note 5 has a reducing feature through which the available amount of the note is reduced by $500,000 on the anniversary of the note. The note matures on May 1, 2014. On June 30, 2011, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5. On December 31, 2010, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

During December 2008, Dakota Ethanol issued a note payable related to the purchase of land adjacent to the plant site. The note was issued for $450,000. The note matures on December 1, 2012. The note is payable in annual installments of $112,500 plus interest. Interest on outstanding principal balances will accrue at a fixed rate of 7.0 percent.

Dakota Ethanol conducted a private placement offering of subordinated unsecured debt securities which closed on May 30, 2009. The securities mature two years from the date of issuance. Interest on the outstanding balances will accrue at a fixed rate of 9 percent. Interest will be paid annually on January 30th of each year beginning on January 30, 2010. We have raised $1,439,000 in subordinated debt through this offering. The outstanding balances were paid off at maturity in 2011.

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

The balances of the notes payable are as follows:

	June 30, 2011	December 31, 2010*
Note payable to First National Bank, Omaha
Term Note 5	$—	$—
Note payable - Land	225,000	225,000
Note payable - Subordinated notes	—	1,439,000
Note payable - REED	612,193	708,881
Note payable - FDDC	123,275	142,497
Note payable - Other	118,269	131,771
	1,078,737	2,647,149

Less current portion	(380,913)	(1,813,494)

	$697,824	$833,655

*Derived from audited financial statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011 AND 2010

Minimum principal payments for the next five years are as follows:

Years Ending June 30,	Amount
2012	$380,913
2013	394,227
2014	273,811
2015	29,786
2016	—

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

For the quarter ending June 30, 2011, the Company evaluated the markets that it participates in for the measurement of fair value at the representative market value. The activity that occurred on June 30, 2011 showed a significant decrease in the transaction volume from normal activity, the indexes that were previously highly correlated with the fair values of the assets and liabilities were demonstrably uncorrelated with recent indications of fair value for those assets and liabilities. As a result of these conditions, we concluded that transactions or quoted prices were not representative of fair value and opted to choose a fair value measurement criteria or pricing information that were more representative of the fair value of those items on June 30, 2011 based on the Company’s local market pricing on July 5, 2011. Consequently, corn futures and exchange traded options asset (liability) transferred from Level 1 to Level 2 due to the decrease in market activity for these assets.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011 AND 2010

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
June 30, 2011

Assets:
Derivative financial instruments, forward contracts	$3,409,163	$—	$3,409,163	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$(3,052,880)	$—	$(3,052,880)	$—

December 31, 2010*

Assets:
Derivative financial instruments, forward contracts	$73,800	$—	$73,800	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$(2,527,175)	$(2,527,175)	$—	$—
*Derived from audited financial statements.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2011.

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

The carrying amount of long-term obligations at June 30, 2011 of $1,251,277 had an estimated fair value of approximately $1,228,604 based on estimated interest rates for comparable debt. The carrying amount and fair value were $2,794,942 and $2,797,016 respectively at December 31, 2010.

NOTE 7.    RELATED PARTY TRANSACTIONS

Dakota Ethanol owns a 8% interest in RPMG, in which Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol and dried distiller's grains inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011 AND 2010

Sales and marketing fees related to the agreements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales ethanol	$30,338,079	$16,781,922	$59,940,385	$35,689,308
Sales distillers grains	1,939,033	1,831,953	3,646,751	3,602,775

Marketing fees ethanol	57,036	52,621	117,791	106,992
Marketing fees coproducts	18,086	21,663	37,313	43,754

	Jume 30, 2011	December 31, 2010
Amounts due included in accounts receivable	$4,441,670	$3,504,400
NOTE 8.    SUBSEQUENT EVENTS

During July 2011, the Company declared and paid a distribution to its members of $2,962,000, or $0.10 per capital unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2011, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2010, included in the Company's Annual Report on Form 10-K for 2010.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

Overview

Lake Area Corn Processors, LLC is a South Dakota limited liability company that owns and manages its wholly-owned subsidiary, Dakota Ethanol, L.L.C. Dakota Ethanol, L.L.C. owns and operates an ethanol plant located near Wentworth, South Dakota that has a nameplate production capacity of 40 million gallons of ethanol per year. Lake Area Corn Processors, LLC is referred to in this report as "LACP," the "company," "we," or "us." Dakota Ethanol, L.L.C. is referred to in this report as "Dakota Ethanol" "we" "us" or the "ethanol plant."

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

On June 6, 2011, we executed amended loan agreements with our primary lender, First National Bank of Omaha. Following the amendments, the face amount of our short-term revolving loan increased from $5 million to $10 million and the maturity date of our short-term revolving loan was extended to May 1, 2012. In addition, we agreed that the principal amount of our long-term revolving loan would decrease by $500,000 each year until maturity. Therefore, on May 1, 2012, the maximum amount of the long-term revolving loan will decrease to $4.5 million and on May 1, 2013 will decrease to $4 million. The maturity date of our long-term revolving loan was extended to May 1, 2014. Our credit facilities are described in greater detail below in the section entitled “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.”

In May 2011, our board of directors declared and paid a distribution to our members. The total amount of this distribution was $2,962,000, or $0.10 per capital unit. In July 2011, our board of managers declared and paid an additional distribution to our members. The total amount of the July 2011 distribution was $2,962,000, or $0.10 per capital unit.

Results of Operations

Comparison of the Fiscal Quarters Ended June 30, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal quarters ended June 30, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$36,943,458	100.0	$20,245,683	100.0

Cost of Revenues	31,352,313	84.9	18,542,586	91.6

Gross Profit	5,591,145	15.1	1,703,097	8.4

Operating Expense	769,962	2.1	708,003	3.5

Income from Operations	4,821,183	13.1	995,094	4.9

Other Income (Expense)	51,467	0.1	(32,253)	(0.2)

Net Income	$4,872,650	13.2	$962,841	4.8

Revenues

Revenue from ethanol sales increased by approximately 81% during our second quarter of 2011 compared to the same period of 2010. Revenue from distillers grains increased by approximately 85% during our second quarter of 2011 compared to the same period of 2010. Revenue from corn oil increased by approximately 150% during our second quarter of 2011 compared to the same period of 2010.

Ethanol

Our ethanol revenue was approximately $13.6 million greater during our second quarter of 2011 compared to our second quarter of 2010, an increase of approximately 81%. This increase in ethanol revenue was due to an increase in the average price we received for our ethanol of approximately $1.07 per gallon, an increase of approximately 75%, during our second quarter of 2011 compared to our second quarter of 2010. Management attributes this increase in ethanol prices with significantly higher corn and energy prices during our second quarter of 2011 compared to the same period of 2010. Management anticipates that ethanol prices will remain at their current levels during the remaining quarters of our 2011 fiscal year. Management anticipates strong demand for ethanol due to higher gasoline prices. Management anticipates that the strong demand, along with higher corn prices which positively impact ethanol prices, will result in continued high ethanol prices in the near term.

In addition to the higher ethanol prices, we also increased our ethanol sales during our second quarter of 2011 compared to the same period of 2010. Our total ethanol sales during our second quarter of 2011 were approximately 4% greater than during the same period of 2010, an increase of approximately 439,000 gallons. Management attributes this increase in ethanol sales with a carryover of inventory from the prior quarter. Management anticipates that ethanol sales during our remaining quarters of our 2011 fiscal year will be comparable to our 2010 fiscal year as we anticipate comparable ethanol production.

Ethanol demand has increased during our second quarter of 2011 due to increased ethanol exports to Canada along with ethanol exports to Europe. Canada recently passed legislation requiring the use of more ethanol in Canada. However, Canada does not currently have sufficient ethanol production capacity to satisfy this ethanol requirement. As a result, Canada has been importing the ethanol shortfall from the United States. However, Canada has taken steps to increase domestic ethanol production in order to satisfy its own ethanol use requirements. Therefore, these increased ethanol exports to Canada may not continue indefinitely as Canada's domestic ethanol industry increases production. Management believes that ethanol demand in the United States is affected by what is referred to as the "blend wall." Most gasoline used in the United States is blended at a rate of 10% ethanol and 90% gasoline. The blend wall refers to the maximum amount of ethanol that can be used in the United States, based on the total gasoline demand, when ethanol is blended at a rate of 10%. It is estimated that 135 billion gallons of gasoline are consumed in the United States each year. Therefore, the blend wall is approximately 13.5 billion gallons of ethanol. Because of the blend wall, domestic ethanol demand is not expected to increase significantly without the use of more mid-level blends of ethanol. Management believes that the recent push to increase ethanol demand in the United States through E15 may not result in a significant increase in ethanol demand. Management believes that gasoline retailers will refuse to carry E15 due to the fact that not all standard vehicles can use E15 and due to potential liability for gasoline retailers if customers use E15 in vehicles that are not approved for E15. In addition, management believes that the labeling requirement for E15 that is being considered by the EPA may discourage the use of higher percentage blends of ethanol. Without increases in domestic ethanol demand, we may experience periods when ethanol supply exceeds ethanol demand which may negatively impact the price we receive for our ethanol.

Distillers Grains

Our total distillers grains sales were the same for our second quarter of 2011 compared to the same period of 2010. However, we sold less distillers grains in the dried form during our second quarter of 2011 compared to the same period of 2010. For our second quarter of 2011, we sold approximately 19% of our total distillers grains in the dried form and approximately 81% of our total distillers grains in the modified/wet form. For our second quarter of 2010, we sold approximately 46% of our total distillers grains in the dried form and approximately 54% of our total distillers grains in the modified/wet form. This change in the composition of our distillers grains sales was due to market conditions in the distillers grains market, including increased local demand. The average price we received for our dried distillers grains was approximately 61% greater during our second quarter of 2011 compared to the same period of 2010, an increase of approximately $56 per ton. The average price we received for our modified/wet distillers grains was approximately 98% greater for our second quarter of 2011 compared to the same period of 2010, an increase of approximately $81 per ton. Management attributes this increase in the selling price of our distillers grains with increased corn prices and increased distillers grains demand. Since distillers grains are typically used as a feed substitute for corn, as the price of corn increases, the price of and demand for distillers grains also increase.

Management expects to continue to make decisions as to whether our distillers grains will be marketed as dried distillers grains as opposed to modified/wet distillers grains based on market conditions. These market conditions include supply and demand factors as well as the price difference between dried distillers grains and modified/wet distillers grains along with the higher natural gas costs associated with drying our distillers grains.

Corn Oil

Our total pounds of corn oil sold increased by approximately 42% during our second quarter of 2011 compared to the same period of 2010, primarily due to improved operation of the corn oil extraction equipment. Management anticipates that our corn oil sales will be comparable during the remaining quarters of our 2011 fiscal year. In addition to the increase in corn oil sales, the average price we received for our corn oil increased by approximately 80% for our second quarter of 2011 compared to the same period of 2010. Management attributes this increase in corn oil prices with higher corn prices and increased corn oil demand. Management anticipates corn oil prices will be comparable during the remaining quarters of our 2011 fiscal year.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas. Our cost of revenues was approximately 69% greater for our second quarter of 2011 compared to the same period of 2010 due to higher corn costs. Our average cost per bushel of corn increased by approximately 88% for our second quarter of 2011 compared to our second quarter of 2010, an increase of approximately $2.84 per bushel of corn. Management attributes this increase in corn costs with higher market corn prices due to decreased corn carryover from the 2009/2010 crop year. However, the area surrounding our ethanol plant had a good harvest in the fall of 2010 so we have not experienced the same corn price increases that ethanol plants in other areas of the country may have experienced. Management anticipates that the area surrounding the ethanol plant will continue to produce a significant amount of corn and that we will not have any difficulty securing the corn that we need to operate the ethanol plant. We used approximately 1% less bushels of corn during our second quarter of 2011 compared to the same period of 2010 due to the fact that the corn we used in the 2011 period was of higher quality than the corn we used in the 2010 period.

Our cost of revenues related to natural gas decreased by approximately $13,000, a decrease of approximately 1%, for our second quarter of 2011 compared to our second quarter of 2010. This decrease was due to a decrease in market natural gas prices during our second quarter of 2011 compared to the same period of 2010. Our average cost per MMBtu of natural gas during our second quarter of 2011 was approximately 2% lower compared to our second quarter of 2010, a decrease of approximately $0.07 per MMBtu of natural gas. Management attributes this decrease in natural gas prices to strong natural gas supplies and relatively stable natural gas demand. Management anticipates that natural gas prices will remain steady during our 2011 fiscal year unless natural gas production problems arise, such as from hurricane activity in the Gulf Coast. We anticipate higher natural gas prices during the winter months due to increased natural gas demand for heating needs which typically results in premium natural gas pricing during the winter months.

We used less natural gas during our second quarter of 2011 compared to the same period of 2010 due to the fact that we were producing less distillers grains in the dried form. We used approximately 3% less natural gas, a decrease of approximately 8,000 MMBtu of natural gas, during our second quarter of 2011 compared to the same period of 2010. Management anticipates that our natural gas consumption will be comparable during our 2011 fiscal year to our 2010 fiscal year due to anticipated levels of production at the ethanol plant.

Operating Expense

Our operating expenses were higher for our second quarter of 2011 compared to the same period of 2010 due primarily to higher bonus expenses. We pay a bonus to our chief executive officer based on the profitability of the ethanol plant which was higher during our second quarter of 2011 compared to the same period of 2010.

Other Income and Expense

Our interest expense was significantly lower for our second quarter of 2011 compared to the same period of 2010 because we had significantly less debt outstanding. In addition, we had more interest income during our second quarter of 2011 compared to the same period of 2010 due to having more cash on hand during the 2011 period.

Comparison of the Six Months Ended June 30, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the six months ended June 30, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$72,026,567	100.0	$43,084,445	100.0

Cost of Revenues	61,196,746	85.0	38,024,667	88.3

Gross Profit	10,829,821	15.0	5,059,778	11.7

Operating Expense	1,586,432	2.2	1,468,012	3.4

Income from Operations	9,243,389	12.8	3,591,766	8.3

Other Income (Expense)	63,755	0.1	(82,239)	(0.2)

Net Income	$9,307,144	12.9	$3,509,527	8.1

Revenues

Revenue from ethanol sales increased by approximately 67% during the six months ended June 30, 2011 compared to the same period of 2010. Revenue from distillers grains increased by approximately 65% during the six months ended June 30, 2011 compared to the same period of 2010. Revenue from corn oil increased by approximately 119% during the six months ended June 30, 2011 compared to the same period of 2010.

Ethanol

Our ethanol revenue was approximately $23,998,000 greater during the six months ended June 30, 2011 compared to the six months ended June 30, 2010, an increase of approximately 67%. The average price we received for our ethanol increased by approximately 58% for the six months ended June 30, 2011 compared to the same period of 2010, an increase of approximately $0.88 per gallon of ethanol sold. Our total ethanol sales during the six months ended June 30, 2011 were approximately 5% greater than during the same period of 2010, an increase of approximately 1,283,000 gallons.

Distillers Grains

Our total distillers grains revenue increased by approximately $3,986,000 for the six months ended June 30, 2011 compared to the same period of 2010. We sold a comparable number of tons of distillers grains during both periods, however, the prices we received for our distillers grains were significantly higher for the six months ended June 30, 2011 compared to the same period of 2010. The average price we received for our dried distillers grains increased by approximately $29 per ton, an increase of approximately 31%, for the six months ended June 30, 2011 compared to the same period of 2010. The average price we received for our modified/wet distillers grains increased by approximately $68 per ton, an increase of approximately 79%, for the six months ended June 30, 2011 compared to the same period of 2010. For the six months ended June 30, 2011, we sold approximately 21% of our distillers grains in the dried form and approximately 79% in the modified/wet form. During the six months ended June 30, 2010, we sold approximately 43% of our distillers grains in the dried form and approximately 57% in the modified/wet form.

Corn Oil

Our total pounds of corn oil sold increased by approximately 28% during the six months ended June 30, 2011 compared to the same period of 2010. In addition, the average price we received for our corn oil increased by approximately 72% for the six months ended June 30, 2011 compared to the same period of 2010.

Cost of Revenues

Our cost of revenues was approximately 61% greater for the six months ended June 30, 2011 compared to the same period of 2010 due to higher corn costs. Our average cost per bushel of corn increased by approximately 81% for the six months ended June 30, 2011 compared to the same period of 2010, an increase of approximately $2.56 per bushel of corn. We used approximately 1% fewer bushels of corn during the six months ended June 30, 2011 compared to the same period of 2010.

Our cost of revenues related to natural gas decreased by approximately $445,000, a decrease of approximately 12%, for the six months ended June 30, 2011 compared to the same period of 2010. Our average cost per MMBtu of natural gas during the six months ended June 30, 2011 was approximately 12% lower compared to the six months ended June 30, 2010, a decrease of approximately $0.65 per MMBtu of natural gas. We used approximately the same amount of natural gas during the six months ended June 30, 2011 compared to the same period of 2010.

Operating Expense

Our operating expenses were higher for the six months ended June 30, 2011 compared to the same period of 2010, due primarily to higher bonus expenses.

Other Income and Expense

Our interest expense was lower for the six months ended June 30, 2011 compared to the same period of 2010 because we had significantly less debt outstanding. In addition, we had more interest income during the six months ended June 30, 2011 compared to the same period of 2010 due to having more cash on hand during the 2011 period.

Changes in Financial Condition for the Six Months Ended June 30, 2011.

Current Assets

Our current assets were higher at June 30, 2011 compared to December 31, 2010 primarily due to increased accounts receivable, inventory and unrealized gains on our risk management positions. The increases in our accounts receivable and inventory are tied to recent increases in corn and ethanol prices. The amount we had due from our commodities broker was lower at June 30, 2011 compared to December 31, 2010 because we were required to hold less cash in our margin account with our commodities broker due to fewer unrealized losses on our risk management positions. Further, we had a significant unrealized gain on our risk management positions as of June 30, 2011 which was a current asset on our balance sheet.

Property and Equipment

Our net property and equipment was lower at June 30, 2011 compared to December 31, 2010 as a result of depreciation and because we sold a piece of equipment that we recently replaced. We did not make any significant capital expenditures during the six months ended June 30, 2011 that increased the value of our property and equipment.

Current Liabilities

We had more checks issued in excess of our bank balances as of June 30, 2011 compared to December 31, 2010 related to our ongoing operations. Our accounts payable was lower at June 30, 2011 compared to December 31, 2010 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes. These deferred payments were made early in our first quarter of 2011. We did not have any amount outstanding on our short-term revolving line of credit as of June 30, 2011 compared to approximately $1.9 million outstanding as of December 31, 2010. The current portion of our notes payable was significantly lower at June 30, 2011 compared to December 31, 2010 because we repaid all of the subordinated unsecured debt securities we issued to certain of our members in 2009 during our first two quarters of 2011.

Long-Term Liabilities

Our long-term liabilities were lower at June 30, 2011 compared to December 31, 2010 because of our continuing payments on our various long-term promissory notes.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.” As of June 30, 2011, we had $0 outstanding and $15,000,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$4,209,820	$2,850,449
Net cash provided by investing activities	9,300	—
Net cash (used for) financing activities	(4,502,494)	(1,548,301)

Cash Flow From Operations. Our operating activities provided more cash during the six months ended June 30, 2011 compared to the same period of 2010, primarily due to increased net income during the 2011 period.

Cash Flow From Investing Activities. We received proceeds from the sale of a piece of equipment during the six months ended June 30, 2011 which provided cash from our investing activities.

Cash Flow From Financing Activities. We used more cash in our financing activities during the six months ended June 30, 2011 compared to the same period of 2010 due to higher payments on our credit facilities and a distribution we paid during our second quarter of 2011.

Indebtedness

First National Bank of Omaha (FNBO) is our primary lender. We have two loans outstanding with FNBO, a short-term revolving loan and a long-term revolving loan. During our third quarter of 2010, we repaid the entire balance of our term loan with FNBO. In June 2011, we executed amendments to our FNBO revolving loans. The material terms of these loans, as amended, are described below.

We also have two loans that we used to offset the cost of our corn oil extraction equipment which totaled $1,200,000. We have a long-term loan related to a piece of property that we purchased adjacent to our ethanol plant. The specifics of each credit facility are discussed below.

Short-Term Debt Sources

We have a short-term revolving promissory note with FNBO that expires on May 1, 2012. The principal amount of this short-term revolving promissory note is $10 million. However, the maximum amount we can draw on this short-term loan is limited by a borrowing base calculation, described in the June 2011 amendment, based on a percentage of our inventory and accounts receivable less certain accounts payable and letters of credit that we may have outstanding from time to time. We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 350 basis points above the one month London Interbank Offered Rate (LIBOR), adjusted monthly. The revolving promissory note is subject to a minimum interest rate of 4.0% per year. The interest rate for this loan at June 30, 2011 was the minimum interest rate of 4.0%. We are required to pay a fee of 0.4% on the unused portion of the revolving promissory note. The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventories. As of June 30, 2011, we had $0 outstanding on our revolving promissory note and $10,000,000 available to be drawn.

Long-Term Debt Sources

During our third quarter of 2010, we repaid our term note that was used for the permanent financing of the ethanol plant.

We restructured our long-term revolving loan that we refer to as Term Note 5 in June 2011. Term Note 5 was restructured into a $5,000,000 loan with an interest rate that accrues at 350 basis points above the one month LIBOR, adjusted monthly. Term Note 5 is subject to a minimum interest rate of 4.0% per year. The credit limit on Term Note 5 reduces each year by $500,000 until the maturity date on May 1, 2014. Therefore, the funds available for us to draw on Term Note 5 will decrease each year. If in any year we have a principal balance outstanding on Term Note 5 in excess of the new credit limit, we must make a payment to FNBO such that the amount outstanding on Term Note 5 does not exceed the new credit limit. We are required to pay a fee of 0.4% on the unused portion of Term Note 5. On June 30, 2011, we had $0 outstanding and $5,000,000 available to be drawn on this loan. As of June 30, 2011, interest accrued on Term Note 5 at the minimum interest rate of 4.0% per year.

We also have a long-term debt obligation related to our purchase of an additional 135 acres of land pursuant to a land purchase contract. The total cost of this additional land was $550,000. As of June 30, 2011, we had $225,000 remaining to be paid pursuant to this land purchase contract.

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds.  The portion for which we are obligated is currently estimated at $172,000. Taxes levied on our property are used for paying the debt service on the bonds. We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service. The interest rate on the bonds is 7.75% annually.  The bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was approximately $1,217,000 as of June 30, 2011.

Subordinated Debt

During our 2009 fiscal year, we completed a private placement offering of subordinated unsecured debt securities. The debt securities that we offered were not registered with the Securities and Exchange Commission and were offered pursuant to claimed exemptions from registration under state and federal securities laws. We raised a total of $1,439,000 in subordinated debt through this offering. Interest on the subordinated notes accrued at a fixed interest rate of 9% per year. These subordinated debt securities had a two-year maturity from the date they were issued, with interest being paid on January 30th of each year and at maturity. We repaid the final subordinated unsecured debt securities during our second quarter of 2011, so as of June 30, 2011, the outstanding principal balance of our subordinated unsecured debt securities was $0.

We raised a total of $1,200,000 in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties. We secured $1,000,000 in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC). We closed on these loans on May 22, 2009. We agreed to pay 4.70% interest on the $1,000,000 loan from REED and 5.5% interest on the $200,000 FDDC loan. Both loans are amortized over a period of five years and both loans require monthly payments. The principal balance of the REED loan was approximately $612,000 as of June 30, 2011. The principal balance of the FDDC loan was approximately $123,000 as of June 30, 2011.

Covenants

Our credit facilities with FNBO are subject to various loan covenants. If we fail to comply with these loan covenants, FNBO can declare us to be in default of our loans. The material loan covenants applicable to our credit facilities are our fixed charge coverage ratio, our minimum net worth and minimum working capital requirements. We are required to maintain a fixed charge coverage ratio of no less than 1.10 to 1.0. This fixed charge coverage ratio compares our EBITDA adjusted earnings, as defined in our credit agreements, with our scheduled principal and interest payments on our outstanding debt obligations, including our subordinated debt. We are also required to maintain at least $4.8 million in working capital and maintain a minimum net worth of $20 million.

As of June 30, 2011, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FNBO, and FNBO refuses to waive the non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.  We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We have loans that are subject to variable interest rates, however, they are currently accruing interest at minimum interest rates which based on current market conditions is expected to continue for the foreseeable future. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a decrease to our cost of revenues of approximately $848,000 related to derivative instruments for the quarter ended June 30, 2011. We recorded an increase to our cost of revenues of approximately $8,000 related to derivative instruments for the quarter ended June 30, 2010. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of June 30, 2011, we were committed to purchasing approximately 3.7 million bushels of corn valued at approximately $24.3 million using forward contracts. These corn purchases represent approximately 22% of our expected corn usage for the next 12 months As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of June 30, 2011, we were committed to purchasing approximately 60,000 MMBtus of natural gas during our 2011 fiscal year, valued at approximately $260,000. The natural gas purchases represent approximately 4% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of June 30, 2011 and December 31, 2010 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change - Market Risk
June 30, 2011	$5,998,442	$599,844
December 31, 2010	6,535,668	653,567

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED).

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Second Amendment of First Amended and Restated Construction Loan Agreement dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.*
10.2	Operating Line of Credit First Amended and Restated Revolving Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.*
10.3	Long Term Reducing Revolver First Amended and Restated Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	August 11, 2011	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 11, 2011	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)