Form 10-Q
period 2011-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2011-11-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2011

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

As of November 14, 2011, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	September 30, 2011	December 31, 2010*
ASSETS

CURRENT ASSETS
Cash	$3,039,730	$637,804
Accounts receivable	4,759,140	4,114,940
Other receivables	23,423	188,959
Inventory	9,186,061	10,063,208
Due from broker	623,862	3,725,998
Derivative financial instruments	4,052,338	73,800
Prepaid expenses	76,766	126,523
Total current assets	21,761,320	18,931,232

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	39,239,055	40,799,589
	50,669,363	52,229,897
Less accumulated depreciation	(23,495,987)	(22,469,329)
Net property and equipment	27,173,376	29,760,568

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	3,046,421	2,856,445
Other	170,907	234,410
Total other assets	13,613,094	13,486,621

TOTAL ASSETS	$62,547,790	$62,178,421

*Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

	September 30, 2011	December 31, 2010*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$—	$584,412
Accounts payable	3,118,640	5,377,598
Accrued liabilities	525,600	672,802
Derivative financial instruments	2,837,778	2,527,175
Short-term notes payable	—	1,872,000
Current portion of guarantee payable	52,382	52,382
Current portion of notes payable	384,181	1,813,494
Total current liabilities	6,918,581	12,899,863

LONG-TERM LIABILITIES
Notes payable, net of current maturities	628,666	833,655
Guarantee payable, net of current portion	95,411	95,411
Other	196,442	252,344
Total long-term liabilities	920,519	1,181,410

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Capital units, $0.50 stated value, 29,620,000 units issued and outstanding	14,810,000	14,810,000
Additional paid-in capital	96,400	96,400
Retained earnings	39,802,290	33,190,748
Total members' equity	54,708,690	48,097,148

TOTAL LIABILITIES AND MEMBERS' EQUITY	$62,547,790	$62,178,421

*Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

REVENUES	$37,436,366	$24,502,954	$109,462,933	$67,587,399

COSTS OF REVENUES	33,841,565	22,586,663	95,038,310	60,611,330

GROSS PROFIT	3,594,801	1,916,291	14,424,623	6,976,069

OPERATING EXPENSES	795,173	679,107	2,381,606	2,147,119

INCOME FROM OPERATIONS	2,799,628	1,237,184	12,043,017	4,828,950

OTHER INCOME (EXPENSE)
Interest and other income	403,450	5,425	460,612	21,735
Equity in net income of investments	77,885	51,702	189,976	196,026
Interest expense	(52,565)	(81,198)	(158,063)	(324,071)
Total other income (expense)	428,770	(24,071)	492,525	(106,310)

NET INCOME	$3,228,398	$1,213,113	$12,535,542	$4,722,640

BASIC AND DILUTED EARNINGS PER UNIT	$0.11	$0.04	$0.42	$0.16

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.10	$—	$0.20	$—

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

OPERATING ACTIVITIES
Net income	$12,535,542	$4,722,640
Changes to net income not affecting cash
Depreciation and amortization	2,079,800	2,073,283
Equity in net (income) loss of investments	(189,976)	(196,026)
Gain on litigation settlement	(380,994)	—
Gain on sale of equipment	(9,300)	—
Derivative financial instruments	(3,667,935)	2,103,333
(Increase) decrease in
Receivables	(478,664)	(78,140)
Inventory	877,147	(1,171,734)
Prepaid expenses	49,757	66,211
Due from broker	3,102,136	(2,746,448)
Increase (decrease) in
Accounts payable	(2,258,958)	(3,984,135)
Accrued liabilities	(203,104)	(191,221)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,455,451	597,763

INVESTING ACTIVITIES
Litigation settlement	1,000,000	—
Purchase of equipment	(38,811)	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	961,189	—

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	(584,412)	1,063,567
Proceeds from (repayments of) short-term notes payable	(1,872,000)	1,458,000
Principal payments on long-term notes payable	(1,634,302)	(3,200,037)
Distributions paid to members	(5,924,000)	—
NET CASH (USED FOR) FINANCING ACTIVITIES	(10,014,714)	(678,470)

NET INCREASE (DECREASE) IN CASH	2,401,926	(80,707)

CASH AT BEGINNING OF PERIOD	637,804	365,066

CASH AT END OF PERIOD	$3,039,730	$284,359

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$261,627	$434,524

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2011 AND 2010

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

In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the nine and three months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for a full year.

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

Shipping costs on modified and wet distiller's grains are included in cost of revenues. Shipping costs were approximately $735,000 and $206,000 for the nine and three months ended September 30, 2011, respectively. Shipping costs were approximately $442,000 and $122,000 for the nine and three months ended September 30, 2010, respectively.

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
September 30, 2011 AND 2010

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

Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting. For transactions initiated prior to January 1, 2011, we applied the normal purchase and sales exemption under derivative accounting for forward purchases of corn and sales of distiller's grains. We are choosing not to exempt corn purchase contracts initiated after December 31, 2010 from the derivative accounting and reporting requirements. As of September 30, 2011, we are committed to purchasing 3.3 million bushels of corn on a forward contract basis with an average price of $6.29 per bushel, of which 2.7 million bushels are subject to derivative accounting treatment and 600,000 bushels are accounted for as normal purchases, and accordingly, are not marked to market and are accounted for using lower of cost or market accounting. Dakota Ethanol has a derivative financial instrument liability of approximately $2.8 million related to the forward contracted purchases of corn. The corn purchase contracts represent 19% of the annual corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At September 30, 2011, we are committed to purchasing 110,000 MMBtu's of natural gas with an average price of $4.05 per MMBtu.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market.

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

Derivatives not designated as hedging instruments at September 30, 2011 and December 31, 2010 were as follows:

	Balance Sheet Classification	September 30, 2011	December 31, 2010*
Futures and options contracts	Current Assets	$4,052,338	$—
Forward contracts	Current Assets	$—	$73,800
Futures and options contracts	(Current Liabilities)	$—	$(2,527,175)
Forward contracts	(Current Liabilities)	$(2,837,778)	$—

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2011 AND 2010

*Derived from audited financial statements.

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Income	Three Months Ended September 30,
	Classification	2011	2010
Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$(1,233,860)	$(5,010,977)
Forward contracts	Cost of Revenues	$(869,690)	$739,384

	Statement of Income	Nine Months Ended September 30,
	Classification	2011	2010
Net realized and unrealized gains (losses) related to sales contracts:
Futures and options contracts	Revenues	$—	$252,938

Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$647,376	$(2,164,572)
Forward contracts	Cost of Revenues	$(3,996,370)	$171,546

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

Recent Accounting Pronouncements

On September 15, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (“qualitative assessment”). In certain cases, this will allow an entity to forego the existing two-step goodwill impairment test. The guidance is effective for fiscal years beginning after December 15, 2011. The Company does not expect that the adoption of this guidance will have a material impact on the Company's consolidated financial position or results of operations.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2011 AND 2010

NOTE 3.     INVENTORY

Inventory consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010*
Raw Materials	$6,252,701	$6,100,759
Finished Goods	1,035,783	2,233,676
Work in process	982,734	821,897
Parts inventory	914,843	906,876
	$9,186,061	$10,063,208

*Derived from audited financial statements.

NOTE 4.    SHORT-TERM NOTE PAYABLE

On June 6, 2011, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha in the amount of $10,000,000. The note expires on May 1, 2012 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at 350 basis points above the 1 month LIBOR rate (4.00 percent at September 30, 2011). The rate is subject to a floor of 4.0 percent. There is a commitment fee of 0.4 percent on the unused portion of the $10,000,000 availability. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon the note as needed. The note is collateralized by the ethanol plant, its accounts receivable and inventories. On September 30, 2011, Dakota Ethanol had $0 outstanding and $10,000,000 available to be drawn on the revolving promissory note. On December 31, 2010, Dakota Ethanol had $1,872,000 outstanding and $3,128,000 available to be drawn on the revolving promissory note.

NOTE 5.    LONG-TERM NOTES PAYABLE

Dakota Ethanol has a note payable to First National Bank of Omaha, Nebraska (the Bank) (Term Note 5).

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. The notes are collateralized by the ethanol plant and equipment, its accounts receivable and inventories. We are in compliance with our financial covenants as of September 30, 2011.

On June 6, 2011, Dakota Ethanol restructured Term Note 5. Term Note 5 is a reducing revolving note with an availability of $5,000,000. Interest on outstanding principal balances will accrue at 350 basis points above the 1 month LIBOR rate (4.00 percent at September 30, 2011). The rate is subject to a floor of 4.0 percent. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess an unused commitment fee of 0.4 percent on the unused portion of the note. Term Note 5 has a reducing feature through which the available amount of the note is reduced by $500,000 on the anniversary of the note. The note matures on May 1, 2014. On September 30, 2011, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5. On December 31, 2010, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

During December 2008, Dakota Ethanol issued a note payable related to the purchase of land adjacent to the plant site. The note was issued for $450,000. The note matures on December 1, 2012. The note is payable in annual installments of $112,500 plus interest. Interest on outstanding principal balances will accrue at a fixed rate of 7.0 percent.

Dakota Ethanol conducted a private placement offering of subordinated unsecured debt securities which closed on May 30, 2009. We raised $1,439,000 in subordinated debt through this offering. Interest on the outstanding balances accrued at a fixed rate of 9 percent. The securities matured two years after the date of issuance. Interest was paid annually on January 30th of each year

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2011 AND 2010

beginning on January 30, 2010. The outstanding balances were paid off during the second quarter of 2011.

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

The balances of the notes payable are as follows:

	September 30, 2011	December 31, 2010*
Note payable to First National Bank, Omaha
Term Note 5	$—	$—
Note payable - Land	225,000	225,000
Note payable - Subordinated notes	—	1,439,000
Note payable - REED	562,992	708,881
Note payable - FDDC	113,464	142,497
Note payable - Other	111,391	131,771
	1,012,847	2,647,149

Less current portion	(384,181)	(1,813,494)

	$628,666	$833,655

*Derived from audited financial statements

Minimum principal payments for the next five years are as follows:

Years Ending September 30,	Amount
2012	$384,181
2013	397,658
2014	209,210
2015	21,798
2016	—

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
September 30, 2011 AND 2010

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
September 30, 2011

Assets:
Derivative financial instruments, futures and options contracts	$4,052,338	$4,052,338	$—	$—

Liabilities:
Derivative financial instruments, forward contracts	$(2,837,778)	$—	$(2,837,778)	$—

December 31, 2010*

Assets:
Derivative financial instruments, forward contracts	$73,800	$—	$73,800	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$(2,527,175)	$(2,527,175)	$—	$—
*Derived from audited financial statements.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2011.

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
September 30, 2011 AND 2010

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

The carrying amount of long-term obligations at September 30, 2011 of $1,226,530 had an estimated fair value of approximately $1,228,604 based on estimated interest rates for comparable debt. The carrying amount and fair value were $2,794,942 and $2,797,016 respectively at December 31, 2010.

NOTE 7.    RELATED PARTY TRANSACTIONS

Dakota Ethanol owns an 8% interest in RPMG, in which Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol and dried distiller's grains inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Sales and marketing fees related to the agreements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales ethanol	$30,991,989	$20,864,223	$90,932,374	$56,553,530
Sales co-products	3,120,057	2,201,118	6,766,808	5,803,893

Marketing fees ethanol	54,257	53,203	172,048	160,196
Marketing fees co-products	21,131	25,503	58,444	69,257

	September 30, 2011	December 31, 2010
Amounts due included in accounts receivable	$3,628,051	$3,504,400
NOTE 8.    SUBSEQUENT EVENTS

During November 2011, the Company declared and paid a distribution to its members of $2,962,000, or $0.10 per capital unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2011, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2010, included in the Company's Annual Report on Form 10-K for 2010.

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

In May 2011, our board of directors declared and paid a distribution to our members. The total amount of this distribution was $2,962,000, or $0.10 per capital unit. In July 2011, our board of managers declared and paid an additional distribution to our members. The total amount of the July 2011 distribution was $2,962,000, or $0.10 per capital unit. In November 2011, our board of managers declared and paid an additional distribution to our members of $0.10 per capital unit for a total distribution of $2,962,000.

    Also, we received a settlement payment of $1 million related to a prior legal matter during our third quarter of 2011. This settlement is subject to a confidential settlement agreement.

The ethanol industry is currently impacted by the Volumetric Ethanol Tax Credit (VEETC) which is frequently referred to as the blenders' credit. This blenders' credit provides a tax credit of 45 cents per gallon of ethanol that is blended with gasoline. This incentive is scheduled to expire on December 31, 2011. Management anticipates that VEETC will not be renewed and therefore will not be available starting January 1, 2012. Management believes that the expiration of VEETC will not have a significant effect on ethanol demand provided gasoline prices remain high and the renewable fuels use requirement of the Federal Renewable Fuels Standard (RFS) is maintained. The RFS requires that a certain amount of renewable fuels, including ethanol, must be used in the United States each year. However, if the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. Management does not believe that these proposals will be adopted in the near future. However, if the RFS is reduced or eliminated and the blenders' credit is allowed to expire, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

Results of Operations

Comparison of the Fiscal Quarters Ended September 30, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal quarters ended September 30, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$37,436,366	100.0	$24,502,954	100.0

Cost of Revenues	33,841,565	90.4	22,586,663	92.2

Gross Profit	3,594,801	9.6	1,916,291	7.8

Operating Expense	795,173	2.1	679,107	2.8

Income from Operations	2,799,628	7.5	1,237,184	5.0

Other Income (Expense)	428,770	1.1	(24,071)	(0.1)

Net Income	$3,228,398	8.6	$1,213,113	5.0

Revenues

Revenue from ethanol sales increased by approximately 49% during our third quarter of 2011 compared to the same period of 2010. Revenue from distillers grains increased by approximately 87% during our third quarter of 2011 compared to the same period of 2010. Revenue from corn oil increased by approximately 133% during our third quarter of 2011 compared to the same period of 2010.

Ethanol

Our ethanol revenue was approximately $10.1 million greater during our third quarter of 2011 compared to our third quarter of 2010, an increase of approximately 49%. This increase in ethanol revenue was due to an increase in the average price we received for our ethanol of approximately $0.92 per gallon, an increase of approximately 52%, during our third quarter of 2011 compared to our third quarter of 2010. Management attributes this increase in ethanol prices with significantly higher corn and energy prices during our third quarter of 2011 compared to the same period of 2010. Management anticipates that ethanol prices will remain at their current levels due to strong domestic and export demand and higher corn prices. However, if the RFS is eliminated or reduced, it could negatively impact demand for ethanol which could result in lower ethanol prices.

Partially offsetting this increase in ethanol prices was a decrease in ethanol sales during our third quarter of 2011 compared to the same period of 2010. Our total ethanol sales during our third quarter of 2011 were approximately 2% less than during the same period of 2010, a decrease of approximately 279,000 gallons. Management attributes this decrease in ethanol sales with decreased operating hours at the ethanol plant during the 2011 period. Management anticipates that ethanol sales will be comparable to prior years going forward.

Ethanol demand remained high during our third quarter of 2011 due to increased ethanol exports to Canada along with ethanol exports to Europe and Brazil. Canada recently passed legislation requiring the use of more ethanol in Canada. However, Canada does not currently have sufficient ethanol production capacity to satisfy this ethanol requirement. As a result, Canada has been importing the ethanol shortfall from the United States. However, Canada has taken steps to increase domestic ethanol production in order to satisfy its own ethanol use requirements. Therefore, these increased ethanol exports to Canada may not continue indefinitely as Canada's domestic ethanol industry increases production. Management believes that ethanol demand in the United States is affected by what is referred to as the "blend wall." Most gasoline used in the United States is blended at a rate of 10% ethanol and 90% gasoline. The blend wall refers to the maximum amount of ethanol that can be used in the United States, based on the total gasoline demand, when ethanol is blended at a rate of 10%. It is estimated that 135 billion gallons of gasoline are consumed in the United States each year. Therefore, the blend wall is approximately 13.5 billion gallons of ethanol. Because of the blend wall, domestic ethanol demand is not expected to increase significantly without the use of more mid-level blends of ethanol. Management believes that the recent push to increase ethanol demand in the United States through E15 may not result in a significant increase in ethanol demand due to infrastructure restrictions which limit the availability of E15. Further, management believes that gasoline retailers may refuse to carry E15 due to the fact that not all standard vehicles can use E15 and due to potential liability for gasoline retailers if customers use E15 in vehicles that are not approved for E15. Without increases in domestic ethanol demand, we may experience periods when ethanol supply exceeds ethanol demand which may negatively impact the price we receive for our ethanol.

Distillers Grains

Our total distillers grains sales increased significantly for our third quarter of 2011 compared to the same period of 2010. We sold less distillers grains in the dried form during our third quarter of 2011 compared to the same period of 2010. For our third quarter of 2011, we sold approximately 37% of our total distillers grains in the dried form and approximately 63% of our total distillers grains in the modified/wet form. For our third quarter of 2010, we sold approximately 58% of our total distillers grains in the dried form and approximately 42% of our total distillers grains in the modified/wet form. This change in the composition of our distillers grains sales was due to market conditions in the distillers grains market, including increased local demand. The average price we received for our dried distillers grains was approximately 83% greater during our third quarter of 2011 compared to the same period of 2010, an increase of approximately $74 per ton. The average price we received for our modified/wet distillers grains was approximately 90% greater for our third quarter of 2011 compared to the same period of 2010, an increase of approximately $76 per ton. Management attributes this increase in the selling price of our distillers grains with increased corn prices and increased distillers grains demand. Since distillers grains are typically used as a feed substitute for corn, as the price of corn increases, the price of and demand for distillers grains also increase.

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

Corn Oil

Our total pounds of corn oil sold increased by approximately 27% during our third quarter of 2011 compared to the same period of 2010, primarily due to improved operation of the corn oil extraction equipment. Management anticipates that our corn oil sales will remain at their current levels into the foreseeable future. In addition to the increase in corn oil sales, the average price we received for our corn oil increased by approximately 83% for our third quarter of 2011 compared to the same period of 2010. Management attributes this increase in corn oil prices with higher corn prices and increased corn oil demand. Management anticipates corn oil prices will remain high due to current and anticipated high corn prices.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas. Our cost of revenues was approximately 50% greater for our third quarter of 2011 compared to the same period of 2010 due to higher corn costs. Our average cost per bushel of corn increased by approximately 102% for our third quarter of 2011 compared to our third quarter of 2010, an increase of approximately $3.29 per bushel of corn. Management attributes this increase in corn costs with higher market corn prices due to decreased corn carryover from the 2009/2010 crop year. However, the area surrounding our ethanol plant had a good harvest in the fall of 2010 so we have not experienced the same corn price increases that ethanol plants in other areas of the country may have experienced. Management anticipates that the area surrounding the ethanol plant will continue to produce a significant amount of corn and that we will not have any difficulty securing the corn that we need to operate the ethanol plant. We used approximately 4% less bushels of corn during our third quarter of 2011 compared to the same period of 2010 due to the fact that the corn we used in the 2011 period was of higher quality than the corn we used in the 2010 period and due to our decreased production during the 2011 period.

Our cost of revenues related to natural gas decreased by approximately $97,000, a decrease of approximately 6%, for our third quarter of 2011 compared to our third quarter of 2010. This decrease was due to a decrease in market natural gas prices during our third quarter of 2011 compared to the same period of 2010. Our average cost per MMBtu of natural gas during our third quarter of 2011 was the same compared to our third quarter of 2010. Management anticipates that natural gas prices will remain at their current low levels compared to prior years due to steady natural gas demand, strong supplies of natural gas and increased natural gas production. We anticipate higher natural gas prices during the winter months due to increased natural gas demand for heating needs which typically results in premium natural gas pricing during the winter months.

We used less natural gas during our third quarter of 2011 compared to the same period of 2010 due to the fact that we were producing less distillers grains in the dried form. We used approximately 6% less natural gas, a decrease of approximately 20,000 MMBtu of natural gas, during our third quarter of 2011 compared to the same period of 2010. Management anticipates that our natural gas consumption will remain at current levels into the foreseeable future.

Operating Expense

Our operating expenses were higher for our third quarter of 2011 compared to the same period of 2010 due primarily to higher bonus and wage expenses. We pay a bonus to our chief executive officer based on the profitability of the ethanol plant which was higher during our third quarter of 2011 compared to the same period of 2010. We also experienced increased environmental expenses during our third quarter of 2011 compared to the same period of 2010.

Other Income and Expense

Our interest expense was lower for our third quarter of 2011 compared to the same period of 2010 because we had less debt outstanding. We had more interest income during our third quarter of 2011 compared to the same period of 2010 due to having more cash on hand during the 2011 period. In addition, we recorded income from a litigation settlement in 2011.

Comparison of the Nine Months Ended September 30, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the nine months ended September 30, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$109,462,933	100.0	$67,587,399	100.0

Cost of Revenues	95,038,310	86.8	60,611,330	89.7

Gross Profit	14,424,623	13.2	6,976,069	10.3

Operating Expense	2,381,606	2.2	2,147,119	3.2

Income from Operations	12,043,017	11.0	4,828,950	7.1

Other Income (Expense)	492,525	0.4	(106,310)	(0.2)

Net Income	$12,535,542	11.5	$4,722,640	7.0

Revenues

Revenue from ethanol sales increased by approximately 60% during the nine months ended September 30, 2011 compared to the same period of 2010. Revenue from distillers grains increased by approximately 72% during the nine months ended September 30, 2011 compared to the same period of 2010. Revenue from corn oil increased by approximately 124% during the nine months ended September 30, 2011 compared to the same period of 2010.

Ethanol

Our ethanol revenue was approximately $34,126,000 greater during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, an increase of approximately 60%. The average price we received for our ethanol increased by approximately 55% for the nine months ended September 30, 2011 compared to the same period of 2010, an increase of approximately $0.88 per gallon of ethanol sold. Our total ethanol sales during the nine months ended September 30, 2011 were approximately 3% greater than during the same period of 2010, an increase of approximately 1,004,000 gallons. This increase was due in part to increased ethanol sales that resulted from ethanol that we carried over from December 2010 into January 2011.

Distillers Grains

Our total distillers grains revenue increased by approximately $6,540,000 for the nine months ended September 30, 2011 compared to the same period of 2010. We sold a comparable number of tons of distillers grains during both periods, however, the prices we received for our distillers grains were significantly higher for the nine months ended September 30, 2011 compared to the same period of 2010. The average price we received for our dried distillers grains increased by approximately $50 per ton, an increase of approximately 54%, for the nine months ended September 30, 2011 compared to the same period of 2010. The average price we received for our modified/wet distillers grains increased by approximately $70 per ton, an increase of approximately 82%, for the nine months ended September 30, 2011 compared to the same period of 2010. For the nine months ended September 30, 2011, we sold approximately 27% of our distillers grains in the dried form and approximately 73% in the modified/wet form. During the nine months ended September 30, 2010, we sold approximately 48% of our distillers grains in the dried form and approximately 52% in the modified/wet form.

Corn Oil

Our total pounds of corn oil sold increased by approximately 27% during the nine months ended September 30, 2011 compared to the same period of 2010. In addition, the average price we received for our corn oil increased by approximately 76% for the nine months ended September 30, 2011 compared to the same period of 2010.

Cost of Revenues

Our cost of revenues was approximately 57% greater for the nine months ended September 30, 2011 compared to the same period of 2010 due to higher corn costs. Our average cost per bushel of corn increased by approximately 75% for the nine months ended September 30, 2011 compared to the same period of 2010, an increase of approximately $2.53 per bushel of corn. We used approximately 2% fewer bushels of corn during the nine months ended September 30, 2011 compared to the same period of 2010.

Our cost of revenues related to natural gas decreased by approximately $542,000, a decrease of approximately 10%, for the nine months ended September 30, 2011 compared to the same period of 2010. Our average cost per MMBtu of natural gas during the nine months ended September 30, 2011 was approximately 8% lower compared to the nine months ended September 30, 2010, a decrease of approximately $0.44 per MMBtu of natural gas. We used approximately the same amount of natural gas during the nine months ended September 30, 2011 compared to the same period of 2010.

Operating Expense

Our operating expenses were higher for the nine months ended September 30, 2011 compared to the same period of 2010, due primarily to higher bonus and wage expenses.

Other Income and Expense

Our interest expense was lower for the nine months ended September 30, 2011 compared to the same period of 2010 because we had significantly less debt outstanding. We had more interest income during the nine months ended September 30, 2011 compared to the same period of 2010 due to having more cash on hand during the 2011 period. In addition, we recorded income from a litigation settlement in 2011.

Changes in Financial Condition for the Nine Months Ended September 30, 2011.

Current Assets

Our current assets were higher at September 30, 2011 compared to December 31, 2010 primarily due to increased cash on hand, accounts receivable and unrealized gains on our risk management positions. The increases in our cash on hand and accounts receivable are tied to recent increases in ethanol, distiller grains and corn oil prices. The amount we had due from our commodities broker was lower at September 30, 2011 compared to December 31, 2010 because we were required to hold less cash in our margin account with our commodities broker due to fewer unrealized losses on our risk management positions. Further, we had a significant unrealized gain on our risk management positions as of September 30, 2011 which was a current asset on our balance sheet.

Property and Equipment

Our net property and equipment was lower at September 30, 2011 compared to December 31, 2010 as a result of a write down related to our litigation settlement. We did not make any significant capital expenditures during the nine months ended September 30, 2011 that increased the value of our property and equipment.

Current Liabilities

We had less checks issued in excess of our bank balances as of September 30, 2011 compared to December 31, 2010 related to our ongoing operations. Our accounts payable was lower at September 30, 2011 compared to December 31, 2010 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes. These deferred payments were made early in our first quarter of 2011. We did not have any amount outstanding on our short-term revolving line of credit as of September 30, 2011 compared to approximately $1.9 million outstanding as of December 31, 2010. The current portion of our notes payable was significantly lower at September 30, 2011 compared to December 31, 2010 because we repaid all of the subordinated unsecured debt securities we issued to certain of our members in 2009 during our first two quarters of 2011.

Long-Term Liabilities

Our long-term liabilities were lower at September 30, 2011 compared to December 31, 2010 because of our continuing payments on our various long-term promissory notes and a decrease in our anticipated liability related to our railcar leases.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.” As of September 30, 2011, we had $0 outstanding and $15,000,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$11,455,451	$597,763
Net cash provided by investing activities	961,189	—
Net cash (used for) financing activities	(10,014,714)	(678,470)

Cash Flow From Operations. Our operating activities provided more cash during the nine months ended September 30, 2011 compared to the same period of 2010, primarily due to increased net income during the 2011 period.

Cash Flow From Investing Activities. We received proceeds of $1 million from a litigation settlement during the nine months ended September 30, 2011 which provided cash from our investing activities which was offset by a purchase of equipment.

Cash Flow From Financing Activities. We used more cash in our financing activities during the nine months ended September 30, 2011 compared to the same period of 2010 due to higher payments on our credit facilities and two distributions we paid during our 2011 fiscal year.

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

Short-Term Debt Sources

We have a short-term revolving promissory note with FNBO that expires on May 1, 2012. The principal amount of this short-term revolving promissory note is $10 million. However, the maximum amount we can draw on this short-term loan is limited by a borrowing base calculation, described in the June 2011 amendment, based on a percentage of our inventory and accounts receivable less certain accounts payable and letters of credit that we may have outstanding from time to time. We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 350 basis points above the one month London Interbank Offered Rate (LIBOR), adjusted monthly. The revolving promissory note is subject to a minimum interest rate of 4.0% per year. The interest rate for this loan at September 30, 2011 was the minimum interest rate of 4.0%. We are required to pay a fee of 0.4% on the unused portion of the revolving promissory note. The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventories. As of September 30, 2011, we had $0 outstanding on our revolving promissory note and $10,000,000 available to be drawn.

Long-Term Debt Sources

During our third quarter of 2010, we repaid our term note that was used for the permanent financing of the ethanol plant.

We restructured our long-term revolving loan that we refer to as Term Note 5 in June 2011. Term Note 5 was restructured into a $5,000,000 loan with an interest rate that accrues at 350 basis points above the one month LIBOR, adjusted monthly. Term Note 5 is subject to a minimum interest rate of 4.0% per year. The credit limit on Term Note 5 reduces each year by $500,000 until the maturity date on May 1, 2014. Therefore, the funds available for us to draw on Term Note 5 will decrease each year. If in any year we have a principal balance outstanding on Term Note 5 in excess of the new credit limit, we must make a payment to FNBO such that the amount outstanding on Term Note 5 does not exceed the new credit limit. We are required to pay a fee of 0.4% on the unused portion of Term Note 5. On September 30, 2011, we had $0 outstanding and $5,000,000 available to be drawn on this loan. As of September 30, 2011, interest accrued on Term Note 5 at the minimum interest rate of 4.0% per year.

We also have a long-term debt obligation related to our purchase of an additional 135 acres of land pursuant to a land purchase contract. The total cost of this additional land was $550,000. As of September 30, 2011, we had $225,000 remaining to be paid pursuant to this land purchase contract.

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds.  The portion for which we are obligated is currently estimated at $172,000. Taxes levied on our property are used for paying the debt service on the bonds. We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service. The interest rate on the bonds is 7.75% annually.  The bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was approximately $1,217,000 as of September 30, 2011.

Subordinated Debt

During our 2009 fiscal year, we completed a private placement offering of subordinated unsecured debt securities. The debt securities that we offered were not registered with the Securities and Exchange Commission and were offered pursuant to claimed exemptions from registration under state and federal securities laws. We raised a total of $1,439,000 in subordinated debt through this offering. Interest on the subordinated notes accrued at a fixed interest rate of 9% per year. These subordinated debt securities had a two-year maturity from the date they were issued, with interest being paid on January 30th of each year and at maturity. We repaid the final subordinated unsecured debt securities during our second quarter of 2011, so as of September 30, 2011, the outstanding principal balance of our subordinated unsecured debt securities was $0.

We raised a total of $1,200,000 in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties. We secured $1,000,000 in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC). We closed on these loans on May 22, 2009. We agreed to pay 4.70% interest on the $1,000,000 loan from REED and 5.5% interest on the $200,000 FDDC loan. Both loans are amortized over a period of five years and both loans require monthly payments. The principal balance of the REED loan was approximately $612,000 as of September 30, 2011. The principal balance of the FDDC loan was approximately $123,000 as of September 30, 2011.

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

As of September 30, 2011, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FNBO, and FNBO refuses to waive the non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a increase to our cost of revenues of approximately $2.1 million related to derivative instruments for the quarter ended September 30, 2011. We recorded an increase to our cost of revenues of approximately $4.3 million related to derivative instruments for the quarter ended September 30, 2010. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of September 30, 2011, we were committed to purchasing approximately 3.2 million bushels of corn valued at approximately $20.6 million using forward contracts. These corn purchases represent approximately 19% of our expected corn usage for the next 12 months As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of September 30, 2011, we were committed to purchasing approximately 110,000 MMBtus of natural gas during our 2011 fiscal year, valued at approximately $450,000. The natural gas purchases represent approximately 7% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of September 30, 2011 and December 31, 2010 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Period Ended	Fair Value	Effect of Hypothetical Adverse Change - Market Risk
September 30, 2011	$7,926,907	$792,691
December 31, 2010	6,535,668	653,567

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2010, included in our annual report on Form 10-K.

If the Federal Renewable Fuels Standard is repealed or reduced, it may negatively impact our ability to profitably operate the ethanol plant.

Recently, there have been proposals in Congress to repeal or reduce the Federal Renewable Fuels Standard (RFS) which provides a requirement that a certain amount of renewable fuels must be used in the United States each year. The RFS requirement increases each year in order to further develop the use of renewable fuels in the United States. Without the RFS, demand for ethanol may decrease significantly. While management believes it is unlikely that the RFS will be repealed or reduced, if Congress were to repeal or reduce the RFS it could negatively impact our ability to profitably operate the ethanol plant.

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
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	November 14, 2011	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2011	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)