Form 10-K
period 2011-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2012-03-23
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2011

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
☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2011, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's membership units held by non-affiliates of the registrant was $14,218,375 computed by reference to the most recent public offering price on Form S-4.

As of March 23, 2012, there were 29,620,000 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2011). This information statement is referred to in this report as the 2012 Information Statement.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Availability and costs of raw materials, particularly corn and natural gas;
•	Changes in the price and market for ethanol, distillers grains and corn oil;
•	Our ability to maintain liquidity and maintain our risk management positions;
•	Decreases in the price of gasoline or decreased gasoline demand;
•	Changes in the availability and cost of credit;
•	Changes and advances in ethanol production technology;
•	The effectiveness of our risk management strategy to offset increases in the price of our raw materials and decreases in the prices of our products;
•	Overcapacity within the ethanol industry causing supply to exceed demand;
•	Our ability to market and our reliance on third parties to market our products;
•	The decrease or elimination of governmental incentives which support the ethanol industry;
•	Changes in the weather or general economic conditions impacting the availability and price of corn;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in our business strategy, capital improvements or development plans;
•	Our ability to retain key employees and maintain labor relations;
•	Our liability resulting from potential litigation;
•	Competition from alternative fuels and alternative fuel additives; and
•	Other factors described elsewhere in this report.

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

PART I

ITEM 1.    BUSINESS.

Overview

Lake Area Corn Processors, LLC is a South Dakota limited liability company that owns and manages an ethanol plant that has a nameplate production capacity of 40 million gallons of ethanol per year through its wholly-owned subsidiary Dakota Ethanol, L.L.C. The ethanol plant is located near Wentworth, South Dakota. Lake Area Corn Processors, LLC is referred to in this report as "LACP," the "Company," "we," or "us." Dakota Ethanol, L.L.C. is referred to in this report as "Dakota Ethanol" or the "ethanol plant."

Since September 4, 2001, we have been engaged in the production of ethanol and distillers grains. Fuel grade ethanol is our primary product accounting for the majority of our revenue.  We also sell distillers grains and corn oil, the principal co-products of the ethanol production process.

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

On June 6, 2011, we executed amended loan agreements with our primary lender, First National Bank of Omaha. Following the amendments, the face amount of our short-term revolving loan increased from $5 million to $10 million and the maturity date of our short-term revolving loan was extended to May 1, 2012. In addition, we agreed that the principal amount of our long-term revolving loan would decrease by $500,000 each year until maturity. Therefore, on May 1, 2012, the maximum amount of the long-term revolving loan will decrease to $4.5 million and on May 1, 2013 will decrease to $4 million. The maturity date of our long-term revolving loan was extended to May 1, 2014. Our credit facilities are described in greater detail below in the section entitled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness."

Our board of managers declared and paid four separate distributions during our 2011 fiscal year, in May, July, November and December 2011. Each distribution was in the amount of $0.10 per membership unit, for a total of $0.40 per membership unit for the year. The total distribution that we paid during our 2011 fiscal year was $11,848,000.

Also, we received a settlement payment of $1 million related to a prior legal matter during our third quarter of 2011. This settlement is subject to a confidential settlement agreement.

Financial Information

Please refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding our results of operations and "Item 8 - Financial Statements and Supplementary Data" for our audited consolidated financial statements.

Principal Products

The principal products produced at the ethanol plant are fuel grade ethanol, distillers grains and corn oil. The table below shows the approximate percentage of our total revenue which is attributed to each of our primary products for each of our last three fiscal years.

Product	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
Ethanol	82%	84%	83%
Distillers Grains	15%	14%	16%
Corn Oil	3%	2%	1%

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

An ethanol plant is essentially a fermentation plant. Ground corn and water are mixed with enzymes and yeast to produce a substance called "beer," which contains approximately 15% alcohol, 11% solids and 74% water. The "beer" is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content. This product is then mixed with a certified denaturant, such as gasoline, to make the product unfit for human consumption which allows it to be sold commercially.

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

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. We primarily produce distillers grains in two forms, modified/wet distillers grains and dried distillers grains. Modified/wet distillers grains have a higher moisture content than dried distillers grains. Our modified/wet distillers grains are used primarily in our local market because they have a shorter shelf life and are more expensive to transport than dried distillers grains. Approximately 75% of the distillers grains we sell are in the modified/wet form and approximately 25% are in the dried form.

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

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market. However, during 2011, the United States ethanol industry experienced increased ethanol exports to Brazil, the European Union and Canada. Due to our location, we do not anticipate a significant amount of the ethanol we produce will be exported. Ethanol is generally blended with gasoline before it is sold to the end consumer. Therefore, the primary purchasers of ethanol are fuel blending companies who mix the ethanol we produce with gasoline. As discussed below in the section entitled "Distribution of Principal Products," we have a third party marketer that sells all of our ethanol. Our ethanol marketer makes all decisions regarding where our ethanol is sold.

Below is a chart showing the price for ethanol futures at the Chicago Mercantile Exchange during our last three fiscal years.

CME Ethanol Prices
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
1/5/2009
3/5/2009
5/5/2009
7/5/2009
9/5/2009
11/5/2009
1/5/2010
3/5/2010
5/5/2010
7/5/2010
9/5/2010
11/5/2010
1/5/2011
3/5/2011
5/5/2011
7/5/2011
9/5/2011
11/5/2011

Please see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for management's discussion of ethanol prices.

Distillers Grains

Distillers grains are primarily used as an animal feed substitute. Distillers grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. We market a portion of our distillers grains through a third-party marketer and we market a portion of our distillers grains directly into our local market without the assistance of a third party marketer. We believe that nearly all of our distillers grains are sold to consumers in the United States. However, distillers grains exports have increased recently as distillers grains have become a more accepted animal feed substitute. During 2010, China significantly increased its distillers grains imports as China continues to expand its animal feeding industry and as Chinese consumers increase their meat consumption. However, late in 2010, China instituted an investigation of the United States distillers grains industry based on claims that the United States was dumping distillers grains in China. While management believes that China's dumping claims are without merit, this investigation and subsequent actions by the Chinese government have decreased distillers grains exports to China. Management believes China's dumping investigation is at odds with market conditions in China where animal feeding operations continue to demand additional distillers grains from the United States. Other key importers of distillers grains are Mexico, Canada and Vietnam. Despite the recent increases in distillers grains exports, we anticipate that the vast majority of our distillers grains will continue to be sold in the domestic market due to our plant's location.

Below is a chart showing the market price for distillers grains compared to corn and soybean meal prices during our last three fiscal years.

DDGS, Corn, SBM Prices per ton
$460
$440
$420
$400
$380
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
DDGS
Corn
Soybean Meal

Distribution of Principal Products

Ethanol Distribution

On November 30, 2005, we entered into an Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group ("RPMG") of Shakopee, Minnesota, for the purposes of marketing and distributing our ethanol. On April 1, 2007, we became an owner of RPMG by making a capital contribution to RPMG. Our capital contribution was $605,000, of which $105,000 was paid at the time we became an owner of RPMG and the balance was paid over time with a portion of our ethanol sales revenue. We have fully paid our capital contribution to RPMG. Becoming an owner of RPMG allows us to share any profits made by RPMG and reduces the fees that we pay RPMG to market our ethanol. We pay RPMG a fee to market our ethanol based on RPMG's actual cost to market our ethanol. On March 26, 2010, we entered into a new ethanol marketing agreement with RPMG on essentially the same terms as our previous agreement. The new ethanol marketing agreement changes the manner in which our marketing fee is calculated which did not have a material effect on our marketing fees.

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

We market a portion of our distillers grains to our local market without the use of an external marketer. Currently, we market approximately 75% of our distillers grains internally. Shipments of these products are made to local markets by truck. This has allowed us to sell less distillers grains in the form of dried distillers grains which has decreased our natural gas usage and increased our revenues from the sale of distillers grains.

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

New Products and Services

We did not introduce any new products or services during our 2011 fiscal year.

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

Below is a chart showing the price for corn futures at the Chicago Mercantile Exchange during our last three fiscal years.

CME Corn Prices
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
1/5/2009
3/5/2009
5/5/2009
7/5/2009
9/5/2009
11/5/2009
1/5/2010
3/5/2010
5/5/2010
7/5/2010
9/5/2010
11/5/2010
1/5/2011
3/5/2011
5/5/2011
7/5/2011
9/5/2011
11/5/2011

Corn prices have been volatile in recent years due to changes in supply and demand as well as yield and production fluctuations that have had a significant impact on corn prices. Corn prices have been higher due to lower corn carryover in 2010 and 2011 along with strong corn demand. Corn prices have typically fluctuated based on supply and demand factors as well as weather conditions that affect corn yields, both nationally and within our local corn market.

Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. Certain of our members have corn delivery contracts that require them to supply us with corn as a condition of being a member of the company. On August 1, 2007, our board of managers approved a resolution making it voluntary for these members to deliver corn to us under their respective corn delivery agreements. We anticipate that many of our members will continue to supply us with corn on a voluntary basis. We anticipate purchasing corn from third parties should our members fail to supply us with enough corn to operate the ethanol plant at capacity.

In February 2009, we entered into an agreement with John Stewart & Associates ("JS&A") to provide us with consulting services related to our risk management strategy. We agreed to pay JS&A a fee of $2,500 per month to assist us in making risk management decisions regarding our commodity purchases. The initial term of the agreement was one year and thereafter it renews on a month-to-month basis.

Natural Gas

Natural gas is an important input to our manufacturing process.  We have a contract with Centerpoint Energy Services for the supply of our natural gas. Under our agreement, the price for our natural gas is based on market rates. We contract with NorthWestern Energy for the transportation of our natural gas. The transportation agreement was renewed in 2011 for an additional ten-year term until 2021. Since operations commenced in 2001, there have been no interruptions in the supply of natural gas from NorthWestern Energy, and all of our natural gas requirements have been met. Recently, we have experienced decreases in natural gas prices which have followed energy and commodity prices generally. We anticipate that natural gas prices will continue to remain low with the typical premium natural gas prices during the winter months. However, should we experience supply interruptions during our 2012 fiscal year, such as from hurricane activity in the Gulf Coast region of the United States, we may experience higher natural gas prices. Some believe that due to recent increases in natural gas production in the United States, the United States may start exporting natural gas in the future. If this were to occur, it may result in higher natural gas prices in the United States due to increased demand. The United States has been able to increase natural gas production due to a process called hydraulic fracturing frequently referred to as "fracking." However, the natural gas industry is experiencing challenges to this natural gas production process. If fracking is banned or limited due to these challenges, it could lead to less natural gas production which may negatively impact natural gas prices.

Below is a chart showing the spot market price of natural gas during our last three fiscal years.

Natural Gas Price - Ventura
$6.50
$6.00
$5.50
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
1/5/2009
3/5/2009
5/5/2009
7/5/2009
9/5/2009
11/5/2009
1/5/2010
3/5/2010
5/5/2010
7/5/2010
9/5/2010
11/5/2010
1/5/2011
3/5/2011
5/5/2011
7/5/2011
9/5/2011
11/5/2011

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

Our Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distillers grains and corn oil customers and raw material suppliers. As of March 8, 2012, the Renewable Fuels Association estimates that there are 210 ethanol production facilities in the United States with capacity to produce approximately 14.8 billion gallons of ethanol per year. According to RFA estimates, approximately 6% of the ethanol production capacity in the United States was not operating as of March 8, 2012. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/Expansions (MMgy)
Archer Daniels Midland	1,750	—
POET Biorefining	1,629	—
Valero Renewable Fuels	1,130	—
Green Plains Renewable Energy	730	—

Updated: March 8, 2012

The products that we produce are commodities. Since our products are commodities, there are typically no significant differences between the products we produce and the products of our competitors that would allow us to distinguish our products in the market. As a result, competition in the ethanol industry is primarily based on price and consistent fuel quality. Management believes we are a lower cost producer of ethanol and that we have an experienced management team operating our ethanol plant. However, larger ethanol producers may be able to realize economies of scale in their operations than we are able to realize due to their increased bargaining power. This could put us at a competitive disadvantage to other ethanol producers. These larger ethanol producers may be able to enter into more favorable arrangements to purchase raw materials and also may be able to receive a higher price for the ethanol and co-products they produce due to the size of their operations.

In 2008, Valero Renewable Fuels, which is a subsidiary of a major gasoline refining company, purchased several ethanol plants. Currently, Valero Renewable Fuels owns 10 ethanol plants with capacity to produce approximately 1.1 billion gallons of ethanol annually. This makes Valero Renewable Fuels one of the largest ethanol producers in the United States. Further, since the parent company of Valero Renewable Fuels is a gasoline blender, Valero Renewable Fuels has an established customer for the ethanol it produces which may allow Valero Renewable Fuels to be more competitive in the ethanol industry. At times when ethanol demand may be lower, it is unlikely that Valero Renewable Fuels will have difficulty selling the ethanol it produces. While Valero is currently the largest oil company which has purchased a significant amount of ethanol production capacity, other large oil companies may follow the lead of Valero in the future. Should other large oil companies become involved in the ethanol industry, it may be increasingly difficult for us to compete and to find customers for our ethanol.

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Currently, cellulosic ethanol production technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale. However, due to government incentives designed to encourage innovation in the production of cellulosic ethanol, we anticipate that commercially viable cellulosic ethanol technology will be developed in the future. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas. While there are currently a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been increased focus on developing these recharging stations to make electric car technology more widely available in the future. Additional competition from these other sources of alternative energy, particularly in the automobile market, could reduce the demand for ethanol, which would negatively impact our profitability.

Distillers Grains Competition

Our ethanol plant competes with other ethanol producers in the production and sales of distillers grains. Distillers grains are primarily used as an animal feed supplement which replaces corn and soybean meal. As a result, we believe that distillers grains prices are positively impacted by increases in corn and soybean prices. In addition, in 2010 and 2011 the United States ethanol industry has increased exports of distillers grains which management believes has positively impacted demand and prices for distillers grains in the United States. In the event these distillers grains exports decrease, such as due to tariffs being imposed by the Chinese government following its anti-dumping investigation, it could lead to an oversupply of distillers grains. This could result in increased competition among ethanol producers for sales of distillers grains which could negatively impact distillers grains prices in the United States.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol, distillers grains and corn oil.

Governmental Regulation

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. The most significant federal ethanol support is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include cellulosic ethanol and biomass based biodiesel but not ethanol that is made from corn. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The RFS for 2011 was approximately 14 billion gallons, of which corn based ethanol could be used to satisfy approximately 12.6 billion gallons. The RFS for 2012 is approximately 15.2 billion gallons, of which corn based ethanol can be used to satisfy approximately 13.2 billion gallons. Current ethanol production capacity exceeds the 2012 RFS requirement which can be satisfied by corn based ethanol. Certain states have requested waivers from the RFS program which would limit the amount of the mandated use of biofuels. Management does not believe that any waivers will be granted. However, if a change in administration were to occur, a waiver of the RFS might be a possibility. In addition, recently there has been legislation proposed which would reduce or eliminate the RFS. While management does not believe that these pieces of legislation will be passed into law, if they were passed we anticipate that it would significantly decrease demand for and market prices of ethanol in the United States.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 130 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13 billion gallons per year. This is commonly referred to as the "blending wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles and ethanol exports. Many in the ethanol industry believe that we have reached the blending wall or will reach it soon. However, the RFS requires that 36 billion gallons of renewable fuels must be used each year in the United States by 2022, which equates to approximately 27%

renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in standard vehicles.

Recently, the United States Environmental Protection Agency allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. The fact that E15 is not approved for use in all vehicles may negatively impact the availability of E15. In addition, there are still regulatory hurdles that need to be addressed before management believes E15 will be readily available in the market. The EPA is requiring a label for E15 that management believes may discourage consumers from using E15. As a result of these obstacles to the implementation of E15, management believes that the limited approval of E15 may not have an immediate impact on ethanol demand in the United States.

In addition to the RFS, the ethanol industry was previously benefited by the Volumetric Ethanol Excise Tax Credit ("VEETC"). VEETC provided a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). However, VEETC expired on December 31, 2011 and management does not believe it will be renewed. Management believes that the elimination of VEETC will not have a significant effect on prices and demand for ethanol as most of the benefit from VEETC was received by gasoline blenders. Management believes that due to the RFS use requirements, demand for ethanol will continue to mirror the RFS requirement, despite the elimination of VEETC. However, if the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC will be more substantial.

The USDA announced that it will provide financial assistance to help implement more "blender pumps" in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pump accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct, expand and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. Plant operations are governed by the Occupational Safety and Health Administration ("OSHA"). OSHA regulations may change such that the costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal court in California ruled that the California LCFS was unconstitutional. This ruling has halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") has appealed this court ruling which could result in the reinstatement of the California LCFS in the future.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations, and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to operate the plant. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional permits or spend considerable resources on complying with such regulations. In addition, we may be required to purchase and install equipment for controlling and improving emissions. During our 2011 fiscal year, our costs of environmental compliance were approximately $157,000. We anticipate that our environmental compliance costs will be approximately $125,000 during our 2012 fiscal year because we will have less extensive environmental testing required for environmental permit renewals we will apply for during our 2012 fiscal year.

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

Employees

As of March 23, 2012, we had a total of 38 full-time employees. We do not expect to hire a significant number of employees in the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2011, 2010 and 2009 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer which decides where the majority of our products are marketed and we have no control over the marketing decisions made by our third-party professional marketer. Therefore, some of our products may be sold outside of the United States based on decisions made by our marketer.

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

Risks Relating to Our Business

The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at the high levels previously experienced by the ethanol industry. Our only source of revenue comes from sales of our ethanol, distillers grains and corn oil. The primary raw materials we use to produce our ethanol, distillers grains and corn oil are corn and natural gas. In order to operate the ethanol plant profitably, we must maintain a positive spread between the revenue we receive from sales of our products and our corn and natural gas costs. This spread between the market price of our products and our raw material costs has been volatile in the past, and management anticipates that this spread will likely continue to be volatile in the future. Management expects continued tight operating margins during our 2012 fiscal year. If we were to experience a period of time where this spread is negative, and the negative margins continue for an extended period of time, it may prevent us from profitably operating the ethanol plant. If we were to experience negative operating margins, it could decrease the value of our units.

If the RFS is eliminated or reduced, it could negatively impact the price of and demand for ethanol which could negatively impact our profitability. The ethanol industry is benefited by the ethanol use requirement in the Federal Renewable Fuels Standard ("RFS"). The RFS requires that 15.2 billion gallons of renewable fuels must be used in the United States in 2012, including 13.2 billion gallons of corn based ethanol. Recently, there have been various pieces of legislation introduced which would decrease or eliminate the RFS. While these pieces of legislation have not been enacted into law and many believe they would not pass both houses of Congress, the composition of Congress may change in the future and the RFS could be eliminated. If the RFS were to be eliminated or reduced, it could negatively impact demand for ethanol and may lead to significant decreases in the market price of ethanol which could negatively impact our ability to profitably operate the ethanol plant.

Our revenue will be greatly affected by the price at which we can sell our ethanol, distillers grains and corn oil. Our ability to generate revenue is dependent on our ability to sell the ethanol, distillers grains and corn oil that we produce. Ethanol, distillers grains and corn oil prices can be volatile as a result of a number of factors. These factors include overall supply and demand, the market price of corn, the market price of gasoline, level of government support, general economic conditions and the availability and price of competing products. Ethanol, distillers grains and corn oil prices tend to fluctuate based on changes in energy prices and other commodity prices, such as corn and soybean meal. Should we experience decreasing ethanol, distillers grain and corn oil prices, particularly if corn and natural gas prices remain high, we may not be able to profitably operate the ethanol plant. If this continues for a significant period of time, the value of our units may be negatively affected.

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

Our inability to secure credit facilities we may require in the future may negatively impact our liquidity. Due to current conditions in the credit markets, it has been difficult for businesses to secure financing. While we do not currently require more financing than we have, in the future we may need additional financing. Our $10 million line of credit will need to be renewed in May 2012. We plan to renew this line of credit but we may be unsuccessful in doing so. If we require financing in the future and we are unable to secure such financing, or we are unable to secure the financing we require on reasonable terms, it may have a negative impact on our liquidity. This could negatively impact the value of our units.

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

Our product marketer may fail to market our products at competitive prices which may cause us to operate unprofitably. RPMG is the sole marketer of all of our ethanol, corn oil and most of our distillers grains, and we rely heavily on its marketing efforts to successfully sell our products. Because RPMG sells ethanol, corn oil and distillers grains for a number of other producers, we have limited control over its sales efforts. Our financial performance is dependent upon the financial health of RPMG as most of our revenues are attributable to RPMG's sales. If RPMG breaches our marketing agreements or it cannot market all of the ethanol, corn oil and distillers grains we produce, we may not have any readily available means to sell our ethanol, corn oil and distillers grains and our financial performance could be negatively affected. While we market a portion of our distillers grains internally to local consumers, we do not anticipate that we would have the ability to sell all of the distillers grains, corn oil and ethanol we produce ourselves. If our agreements with RPMG terminate, we may seek other arrangements to sell our ethanol, corn oil and distillers grains, including selling our own product, but we may not be able to achieve results comparable to those achieved by RPMG which could harm our financial performance.

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

Our operations may be negatively impacted by natural disasters, severe weather conditions, and other unforeseen plant shutdowns which can negatively impact our operations. Our operations may be negatively impacted by events outside of our control such as natural disasters, severe weather, strikes, train derailments and other unforeseen events which may negatively impact our operations. If we experience any of these unforeseen circumstances which negatively impact our operations, it may affect our cash flow and negatively impact the value of our business.

We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably. We are highly dependent on our management team to operate our ethanol plant. While we seek to compensate our management and key employees in a manner that will encourage them to continue their employment with us, they may choose to seek other employment. Any loss of these managers or key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.

We may violate the terms of our credit agreement and financial covenants which could result in our lender demanding immediate repayment of our loans. Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease the value of our units.

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 130 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13 billion gallons. This is commonly referred to as the "blending wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached the blending wall. Management believes that in order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. Recently, the EPA approved the use of E15 for standard vehicles produced in the model year 2001 and later. However, the fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably. This could reduce the value of our units.

The Federal Volumetric Ethanol Excise Tax Credit ("VEETC") expired on December 31, 2011, which could negatively impact our profitability. The ethanol industry was historically benefited by VEETC which was a federal excise tax credit of 45 cents per gallon of ethanol which is blended with gasoline. VEETC expired on December 31, 2011 and management does not anticipate that it will be reinstated. While management believes that much of the benefit from VEETC went to fuel blenders, it may have benefited the market price of ethanol. If the market price of ethanol falls as a result of the expiration of VEETC, it could negatively impact our ability to profitably operate the ethanol plant which could decrease the value of our units.

If exports to Europe are decreased due to the recent European anti-dumping investigation, it may negatively impact ethanol prices in the United States. The European Union recently commenced an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. The purpose of the investigation is to determine whether the European Union will impose a tariff on ethanol which is produced in the United States and exported to Europe. Currently, the United States ethanol industry exports a significant amount of ethanol to Europe. If exports of ethanol to Europe decrease as a result of this anti-dumping investigation, it could negatively impact the market price of ethanol in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

The price of distillers grains may decline as a result of China's anti-dumping investigation regarding distillers grains originating in the United Sates. At the end of 2010, China commenced an anti-dumping investigation with respect to distillers grains produced in the United States and exported to China. Management believes this anti-dumping investigation reduced distillers grains exports to China in 2011. However, due to increased corn prices, distillers grains demand increased in the United States as well as in Canada and Mexico. China represents a significant market for distillers grains and the loss of distillers grains sales to China could negatively impact prices in the United States, especially during times when distillers grains demand is low in the United States. While management believes that the China anti-dumping claims are without merit and are motivated by other trade disputes between the United States and China, if China imposes a significant tariff it may negatively impact the price we receive for our distillers grains. Management anticipates that the Chinese anti-dumping investigation will be completed during 2012 and does not expect a significant tariff will be imposed. However, the Chinese anti-dumping investigation could result in lower distillers grains prices which could negatively impact our financial performance.

The ethanol industry is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last twelve years. According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to nearly 14 billion gallons in 2011. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in a reduction in the value of our units.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer strong incentives to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

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

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States. The passage of the Energy Policy Act of 2005 included a renewable fuels mandate called the Renewable Fuels Standard ("RFS"). The Energy Independence and Security Act of 2007 increased the RFS to 36 billion gallons by 2022. Further, some states have passed renewable fuel mandates. These increases in ethanol demand have encouraged companies to enter the ethanol industry.  The largest ethanol producers include POET, Archer Daniels Midland, Green Plains Renewable Energy, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce. We may not be able to compete effectively with these larger ethanol producers. Further, many believe that there will be consolidation occurring in the ethanol industry in the future which could lead to a few companies which control a significant portion of the ethanol production market. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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

Risks Related to Regulation and Governmental Action

Changes in environmental regulations or violations of these regulations could be expensive and reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  Some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. While implementation of the California LCFS has recently been delayed by a court ruling that the law is unconstitutional, this ruling is being appealed by the State of California. Any decrease in ethanol demand as a result of the California LCFS regulations could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.

Carbon dioxide regulations may require us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. Carbon dioxide and other greenhouse gases are regulated as air pollutants under the Clean Air Act. While we currently have all permits necessary under the Clean Air Act to operate the plant, these regulations may change in the future which could require us to apply for additional permits or install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease the value of our units.

ITEM 2. PROPERTIES.

We own Dakota Ethanol as a wholly-owned subsidiary. The ethanol plant is located on Dakota Ethanol's 210-acre rural site near Wentworth, South Dakota. All of our operations occur at our plant in Wentworth, South Dakota.

All of Dakota Ethanol's tangible and intangible property, real and personal, serves as the collateral for debt financing with First National Bank of Omaha described below under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." Further, the additional 135 acres of land we purchased in 2008 is collateral for our debt obligation related to this purchase. We also granted a security interest in our corn oil extraction equipment in exchange for certain equipment financing we received to purchase and install this equipment.

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

ITEM 4.     MINE SAFETY DISCLOSURES

None.

PART II.

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

Unit Holders

As of March 23, 2012, the company had 29,620,000 membership units issued and outstanding and a total of approximately 1,051 unit holders. There is no other class of membership units issued or outstanding.

Bid and Asked Prices

The following table contains information concerning completed unit transactions that occurred during the last two fiscal years. Our bulletin board trading system does not track bid and asked prices and therefore we only have information concerning completed unit transactions.

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2010	$1.15	$1.35	$1.21	32,000
Second Quarter 2010	1.11	1.15	1.14	51,500
Third Quarter 2010	0.99	1.10	1.02	136,950
Fourth Quarter 2010	1.00	1.02	1.01	70,000
First Quarter 2011	0.93	1.10	1.05	145,000
Second Quarter 2011	0.95	1.03	0.99	77,500
Third Quarter 2011	1.00	1.01	1.00	110,000
Fourth Quarter 2011	1.00	1.50	1.06	75,000

Distributions

Under the terms of our Third Amended and Restated Operating Agreement, we are required to make distributions to our members and may not retain more than $200,000 of net cash from operations, unless: (1) a 75% supermajority of our board of managers decides otherwise; (2) it would violate or cause a default under the terms of any debt financing or other credit facilities; or (3) it is otherwise prohibited by law. Our ability to make distributions to our members is dependent upon the distributions made to us by Dakota Ethanol. All net income generated from plant operations is distributed by Dakota Ethanol to us since Dakota Ethanol is our wholly-owned subsidiary. We distribute the net income received from Dakota Ethanol to our unit holders in proportion to the number of units held by each unit holder. A unit holder's distribution percentage is determined by dividing the number of units owned by such unit holder by the total number of units outstanding. We anticipate continuing to monitor our financial performance and projected financial performance and we expect to make distributions at such times and in such amounts as will allow us to continue to profitably operate the ethanol plant, maintain compliance with our loan covenants and maintain our liquidity.

2011 Distributions

Our board of managers declared four distributions during our 2011 fiscal year. Each distribution was for $0.10 per membership unit for a total of $0.40 per membership unit during our 2011 fiscal year. Our distributions were declared and paid in May, July, November and December 2011. The total amount of the distributions we paid was $11,848,000.

2010 Distributions

On November 9, 2010, we declared a distribution of $0.10 per unit to our members of record as of October 1, 2010. This distribution was paid in November 2010. The total amount of the distributions we paid was $2,962,000.

Performance Graph

The following graph shows a comparison of cumulative total member return since January 1, 2007, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on January 1, 2007. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

COMPARISON OF CUMULATIVE TOTAL RETURN

Lake Area Corn Processors, LLC
NASDAQ Composite-Total Returns
SIC Code Index
$200
$150
$100
$50
$0
2006
2007
2008
2009
2010
2011

ASSUMES $100 ON JAN. 01, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2011

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data, which is derived from our audited financial statements for the periods indicated. The selected consolidated balance sheet financial data as of December 31, 2009, 2008 and 2007 and the selected consolidated income statement data and other financial data for the years ended December 31, 2008 and 2007 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of December 31, 2011 and 2010 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended December 31, 2011 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with (i) the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K; (ii) "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations"; and (iii) "Item 1A - Risk Factors" found elsewhere in this Form 10-K. Among other things, those items include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2011	2010	2009	2008	2007
Revenues	$146,964,854	$96,395,789	$90,340,642	$111,778,588	$103,739,699
Cost of Revenues	126,626,536	86,289,732	81,659,486	125,413,056	80,977,667
Gross Profit (Loss)	20,338,318	10,106,057	8,681,156	(13,634,468)	22,762,032
Operating Expense	3,246,368	2,922,059	2,957,809	3,534,274	3,721,813
Income (Loss) From Operations	17,091,950	7,183,998	5,723,347	(17,168,742)	19,040,219
Other Income (Expense)	353,596	(139,436)	(848,578)	555,293	(1,035,014)
Net Income (Loss)	$17,445,546	$7,044,562	$4,874,769	$(16,613,449)	$18,005,205
Capital Units Outstanding	29,620,000	29,620,000	29,620,000	29,620,000	29,620,000
Net Income (Loss) Per Capital Unit	$0.59	$0.24	$0.16	$(0.56)	$0.61
Cash Distributions per Capital Unit	$0.40	$0.10	$—	$0.05	$0.60

Balance Sheet Data:	2011	2010	2009	2008	2007
Working Capital	$14,191,708	$6,031,369	$2,372,783	$(3,068,598)	$16,054,455
Net Property, Plant & Equipment	26,473,686	29,760,568	32,445,979	34,531,667	35,345,093
Total Assets	67,392,852	62,178,421	58,625,220	58,206,448	73,554,744
Long-Term Obligations	489,432	1,181,410	3,923,596	5,664,276	5,077,137
Member's Equity	53,694,694	48,097,148	43,733,907	38,859,138	56,953,587
Book Value Per Capital Unit	$1.81	$1.62	$1.48	$1.31	$1.92

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in "Item 1A - Risk Factors" and elsewhere in this annual report.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$146,964,854	100.0	$96,395,789	100.0
Cost of Revenues	126,626,536	86.2	86,289,732	89.5
Gross Profit	20,338,318	13.8	10,106,057	10.5
Operating Expense	3,246,368	2.2	2,922,059	3.0
Income from Operations	17,091,950	11.6	7,183,998	7.5
Other Income (Expense)	353,596	0.2	(139,436)	(0.1)
Net Income	$17,445,546	11.9	$7,044,562	7.3

Revenues

Revenue from ethanol sales increased by approximately 50% during our 2011 fiscal year compared to our 2010 fiscal year. Revenue from distillers grains increased by approximately 66% during our 2011 fiscal year compared to our 2010 fiscal year. Revenue from corn oil increased by approximately 97% during our 2011 fiscal year compared to our 2010 fiscal year.

Ethanol

Our ethanol revenue increased by approximately $40.3 million during our 2011 fiscal year compared to our 2010 fiscal year, an increase of approximately 50%. This increase in ethanol revenue was due to an increase in the average price we received for our ethanol of approximately $0.74 per gallon, an increase of approximately 43%, during our 2011 fiscal year compared to our 2010 fiscal year. We also had an increase in total gallons of ethanol sold of approximately 2.2 million gallons, an increase of approximately 5%, during our 2011 fiscal year compared to our 2010 fiscal year.

Management attributes the increase in ethanol prices during our 2011 fiscal year with higher corn and energy prices along with increased ethanol demand from exports. The United States primarily exports ethanol to Brazil, the European Union and Canada. However, the European Union commenced an anti-dumping investigation with respect to the United States ethanol industry which may negatively impact ethanol exports to Europe going forward. The ethanol industry experienced a significant increase in ethanol demand in December 2011 related to the expiration of the VEETC blenders' credit. Management believes that many fuel blenders were increasing their ethanol purchases during December 2011 in order to take advantage of VEETC before it expired on December 31, 2011. Management also believes that this resulted in higher ethanol prices in December 2011. Following the end of our 2011 fiscal year, ethanol prices have decreased sharply which has resulted in tighter operating margins in the United States. Management anticipates continued tight operating margins in the beginning of our 2012 fiscal year but anticipates that ethanol prices will increase in the coming months as the surplus ethanol which was produced and sold in December 2011 is used which will allow the gap between ethanol supply and demand to narrow. Further, due to recent increases in gasoline prices, gasoline demand has been decreasing since the end of 2011. Since ethanol is typically blended with gasoline, when gasoline demand decreases it leads to a decrease in ethanol demand. Management believes that this decrease in gasoline demand has negatively impacted ethanol demand and prices. Management anticipates that we will produce and sell a comparable number of gallons of ethanol during our 2012 fiscal year compared to our 2011 fiscal year.

Management believes that the ethanol industry has reached what is typically referred to as the blending wall which is limiting domestic ethanol demand and prices. The blending wall is a theoretical limit to the amount of ethanol that can be used in the United States due to the fact that most ethanol is blended at a rate of 10% ethanol to 90% gasoline. Gasoline demand in the United States was approximately 130 billion gallons during 2011. Based on the blending wall concept, this would lead to approximately 13 billion gallons of ethanol demand. The blending wall does not take into account demand from exports and higher blends of ethanol such as E85 which includes up to 85% ethanol and 15% gasoline. Management believes that in order to expand demand for ethanol, the industry must expand the use of higher level blends of ethanol in standard vehicles. Recently, E15, a blend of 15% ethanol and 85% gasoline, was approved for use in all vehicles produced in the 2001 model year and later. However, the fact that E15 was not approved for use in all vehicles and other market and regulatory hurdles to the implementation of E15, management does not anticipate that E15 will be widely available in the market in the near term. Without increases in the allowed blends of ethanol for all standard vehicles, ethanol demand may continue to be limited by the blending wall. As the ethanol industry continues to hit the blending wall, ethanol prices and demand may not continue to increase.

The United States ethanol industry exported nearly 1 billion gallons of ethanol in 2011. This provided additional ethanol demand which helped to reduce the impact that the blending wall had on ethanol demand and prices. However, if ethanol exports decrease in the future, we may experience excess ethanol supply in the United States which could negatively impact the demand for ethanol and the prices we receive for the ethanol we produce.

Distillers Grains

Our revenue from distillers grains increased significantly during our 2011 fiscal year compared to our 2010 fiscal year due primarily to increased corn prices. As the spread between market corn prices and market distillers grains prices increases, demand for distillers grains increases. Due to the higher corn prices during our 2011 fiscal year, we experienced higher distillers grains demand and prices.

We primarily market our distillers grains in the modified/wet form compared to dried distillers grains due to market conditions near our plant which favor the sale of distillers grains in the modified/wet form. Our revenue from the sale of modified/wet distillers grains increased by approximately $9.6 million, an increase of approximately 134%, during our 2011 fiscal year compared to our 2010 fiscal year. Our revenue from sales of dried distillers grains decreased by approximately $838,000, a decrease of approximately 14%, during our 2011 fiscal year compared to our 2010 fiscal year. We sold a comparable number of tons of distillers grains during our 2011 fiscal year compared to our 2010 fiscal year. However, the price we received per ton of distillers grains increased significantly for both our dried distillers grains and our modified/wet distillers grains. The average price we received per ton of dried distillers grains increased by approximately 60% during our 2011 fiscal year compared to our 2010 fiscal year. The average price we received per ton of modified/wet distillers grains increased by approximately 70% during our 2011 fiscal year compared to our 2010 fiscal year.

Distillers grains demand from exports was lower during 2011 compared to 2010 due to decreased exports to China. In late 2010, China started an anti-dumping investigation related to distillers grains exports from the United States. China was the largest importer of distillers grains from the United States during 2010. Despite the anti-dumping investigation, China was still the second leading importer of distillers grains produced in the United States during 2011. Further, domestic demand increases related to higher corn prices resulted in higher distillers grains prices during 2011 compared to 2010. Management anticipates continued high distillers grains prices in 2012 due to anticipated higher corn prices along with strong demand. Further, corn supply issues in foreign production markets may lead to continued tight corn supplies which may result in increased distillers grains demand and prices.

Corn Oil

As a result of higher corn prices, corn oil prices were higher during our 2011 fiscal year compared to our 2010 fiscal year. The average price we received per pound of corn oil increased by approximately $0.16 per pound, an increase of approximately 59%, during our 2011 fiscal year compared to our 2010 fiscal year. In addition, we sold approximately 1.6 million more pounds of corn oil, an increase of approximately 23%, during our 2011 fiscal year compared to our 2010 fiscal year. Management anticipates that corn oil prices will continue to remain high during our 2012 fiscal year due to higher corn prices and increased corn oil demand. Management anticipates that biodiesel demand will be higher during 2012 which will lead to increased demand for corn oil which can be used as a feedstock to produce biodiesel. Management anticipates that we will produce a comparable amount of corn oil during our 2012 fiscal year as compared to our 2011 fiscal year.

Government Incentives

We received less revenue from the State of South Dakota during our 2011 fiscal year compared to our 2010 fiscal year due to the State of South Dakota having less funding available to pay this incentive. We anticipate receiving an incentive payment for our 2011 production during 2012 due to this lack of funding availability in 2011.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas. Our cost of revenues was approximately 47% greater for our 2011 fiscal year compared to our 2010 fiscal year due to higher corn costs. Our average cost per bushel of corn increased by approximately 53% during our 2011 fiscal year compared to our 2010 fiscal year from approximately $3.91 per bushel in 2010 to approximately $6.00 per bushel during 2011. Management attributes this increase in corn costs with higher market corn prices due to decreased corn carryover from the 2010/2011 crop year. Management anticipates that the area surrounding the ethanol plant will continue to produce a significant amount of corn and that we will not have any difficulty securing the corn that we need to operate the ethanol plant. We consumed a comparable amount of corn in our operations during our 2011 fiscal year compared to our 2010 fiscal year. Management anticipates continued higher corn prices during our 2012 fiscal year due to strong corn demand. However, management anticipates that corn prices will remain volatile due to the effect that poor weather can have on corn prices along with continued uncertainty regarding whether corn carryover will continue to be tight between the current crop and the crop that will be harvested in the fall of 2012.

Our cost of revenues related to natural gas decreased by approximately $597,000, a decrease of approximately 8%, during our 2011 fiscal year compared to our 2010 fiscal year. This decrease was due to a decrease in market natural gas prices during our 2011 fiscal year compared to our 2010 fiscal year. Our average cost per MMBtu of natural gas during our 2011 fiscal year was approximately 7% lower compared to our 2010 fiscal year, a decrease of approximately $0.36 per MMBtu of natural gas. Management attributes this decrease in natural gas prices to strong natural gas supplies and relatively stable natural gas demand. Management anticipates that natural gas prices will remain steady during our 2012 fiscal year unless natural gas production problems arise. Such production problems could arise due to hurricane activity in the Gulf Coast or due to reduced production of natural gas due to efforts to end the natural gas production process called hydraulic fracturing or "fracking." Some environmental groups have opposed fracking due to concerns regarding the environmental impact this process may have. If there is a ban or other regulatory action which reduces fracking, it could result in decreased natural gas production which could result in higher natural gas prices. In addition, some believe that due to the recent increase in natural gas production in the United States, in the future the United States will start exporting natural gas which could lead to higher natural gas prices.

We also used approximately 21,000 less MMBtu of natural gas during our 2011 fiscal year compared to our 2010 fiscal year, a decrease of approximately 2%. Management attributes this decrease in natural gas consumption with the reduction in the amount of dried distillers grains produced. Management anticipates that our natural gas consumption will be comparable during our 2012 fiscal year to our 2011 fiscal year due to anticipated levels of production at the ethanol plant.

Operating Expense

Our operating expenses were higher during our 2011 fiscal year compared to our 2010 fiscal year due to higher wages and benefits as well as higher bonus expenses during our 2011 fiscal year. We also had more environmental and public relations expenses during our 2011 fiscal year compared to our 2010 fiscal year.

Other Income and Expense

We had more interest income during our 2011 fiscal year compared to our 2010 fiscal year due to having more cash on hand during the 2011 period. We also had a gain of approximately $381,000 related to settlement of a lawsuit in which we were involved. We had less debt outstanding during our 2011 fiscal year compared to our 2010 fiscal year which led to a decrease in our interest expense. We had less equity in the income of our investments due to lower earnings from their operations.

Comparison of Fiscal Years Ended December 31, 2010 and 2009

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2010 and 2009:

	2010		2009
Income Statement Data	Amount	%	Amount	%
Revenue	$96,395,789	100.0	$90,340,642	100.0
Cost of Revenues	86,289,732	89.5	81,659,486	90.4
Gross Profit	10,106,057	10.5	8,681,156	9.6
Operating Expense	2,922,059	3.0	2,957,809	3.3
Income from Operations	7,183,998	7.5	5,723,347	6.3
Other Income (Expense)	(139,436)	(0.1)	(848,578)	(0.9)
Net Income	$7,044,562	7.3	$4,874,769	5.4

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

Corn Oil

Our total pounds of corn oil sold increased by approximately 92% during our 2010 fiscal year compared to our 2009 fiscal year, primarily due to improved operation of the corn oil extraction equipment. In addition to the increase in corn oil sales, the average price we received for our corn oil increased by approximately 24% during our 2010 fiscal year compared to our 2009 fiscal year, an increase of approximately $0.05 per pound of corn oil sold due to higher corn prices and increased corn oil demand.
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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2011 Compared to the Fiscal Year Ended December 31, 2010.

Current Assets

We had significantly more cash on hand at December 31, 2011 compared to December 31, 2010 due to our increased net income and lower payments on our credit facilities during our 2011 fiscal year. We had significantly less cash due from our commodities broker due to having fewer derivative instrument positions that required us to maintain cash in our margin account.

Property and Equipment

The net book value of our equipment was lower at December 31, 2011 compared to December 31, 2010 as a result of proceeds from a litigation settlement from which we wrote off the remaining net book value of a piece of equipment and the remainder of the settlement was recorded as income. Our net property and equipment was lower at December 31, 2011 compared to December 31, 2010 as a result of this decrease in the net book value of our equipment along with depreciation. We did not make any significant capital expenditures during our 2011 fiscal year that increased the value of our property and equipment.

Other Assets

The value of our investments increased at December 31, 2011 compared to December 31, 2010 mainly due to earnings from our investment in RPMG, our ethanol, distillers grains and corn oil marketer.

Current Liabilities

We had no checks issued in excess of our bank balances at December 31, 2011 due to the significant amount of cash we had on hand at December 31, 2011. Our accounts payable was higher at December 31, 2011 compared to December 31, 2010 due an increase in the amount of corn expenditures payable. The unrealized liability associated with our risk management activities was lower at December 31, 2011 compared to December 31, 2010 because the market had fallen at the end of 2011 and minimized the liability of our position compared to the market rise at the end of 2010 which created a liability related to our position. We had no amounts outstanding on our short-term revolving line of credit as of December 31, 2011 compared to more than $1.8 million at December 31, 2010. The current portion of our long-term notes payable was significantly lower as of December 31, 2011 compared to December 31, 2010 because we repaid the subordinated notes we issued to certain individuals in early 2009 during our 2011 fiscal year. These subordinated notes were included in our current portion of notes payable as of December 31, 2010.

Long-Term Liabilities

Our notes payable, net of current portions, was lower at December 31, 2011 compared to December 31, 2010 because of the ongoing payments we have made on our land purchase promissory note and the subordinated debt we secured to pay for our corn oil extraction equipment. We included a long-term liability on our balance sheet in prior years associated with costs we anticipated to repair certain leased railcars. These costs were paid during our 2011 fiscal year.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Indebtedness." As of December 31, 2011, we had $0 outstanding and $15,000,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations. Our $10 million revolving line of credit expires in May 2012 and management anticipates that it will be renewed. However, if this revolving line of credit is not renewed, it would negatively impact our liquidity.

The following table shows a comparison of cash flows for the fiscal years ended December 31, 2011 and December 31, 2010:

	Year ended December 31,
	2011	2010
Net cash from operating activities	$25,796,954	$5,017,112
Net cash from (used for) investing activities	961,189	(63,601)
Net cash used for financing activities	(16,170,288)	(4,680,773)

Cash Flow From Operations. Our operating activities provided more cash during our 2011 fiscal year compared to our 2010 fiscal year primarily due to our increased net income. We also experienced a significant increase in accounts payable during our 2011 fiscal year which positively impacted our cash flow.

Cash Flow From Investing Activities. Our investing activities provided cash due to a payment we received when we settled a prior legal dispute. This resulted in a $1 million payment which is subject to a confidential settlement agreement. We also used more cash for purchases of machinery and equipment and other assets during our 2011 fiscal year compared to our 2010 fiscal year.

Cash Flow From Financing Activities. We used more cash in our financing activities during our 2011 fiscal year compared to our 2010 fiscal year primarily due to larger payments we made on our credit facilities and a larger amount of distributions paid during our 2011 fiscal year compared to our 2010 fiscal year.

The following table shows a comparison of cash flows for the fiscal years ended December 31, 2010 and December 31, 2009:

	Year ended December 31,
	2010	2009
Net cash from operating activities	$5,017,112	$2,015,584
Net cash used for investing activities	(63,601)	(1,033,331)
Net cash used for financing activities	(4,680,773)	(1,105,704)

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

We also have two loans that we used to finance the cost of our corn oil extraction equipment which totaled $1,200,000 and a loan related to a piece of property that we purchased adjacent to our ethanol plant. The specifics of each credit facility are discussed below.

Short-Term Debt Sources

We have a short-term revolving promissory note with FNBO that expires on May 1, 2012. The amount available under this short-term revolving promissory note is $10 million. However, the maximum amount we can draw on this short-term loan is limited by a borrowing base calculation, described in the June 2011 amendment, based on a percentage of our inventory and accounts receivable less certain accounts payable and letters of credit that we may have outstanding from time to time. We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 350 basis points above the one month London Interbank Offered Rate (LIBOR), adjusted monthly. The revolving promissory note is subject to a minimum interest rate of 4.0% per year. The interest rate for this loan at December 31, 2011 was the minimum interest rate of 4.0%. We are required to pay a fee of 0.4% on the unused portion of the revolving promissory note. The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventories. As of December 31, 2011, we had $0 outstanding on our revolving promissory note and $10,000,000 available to be drawn.

Long-Term Debt Sources

During our third quarter of 2010, we repaid our term note that was used for the permanent financing of the ethanol plant.

We restructured our long-term revolving loan that we refer to as Term Note 5 in June 2011. Term Note 5 was restructured into a $5,000,000 loan with an interest rate that accrues at 350 basis points above the one month LIBOR, adjusted monthly. Term Note 5 is subject to a minimum interest rate of 4.0% per year. The credit limit on Term Note 5 reduces each year by $500,000 until the maturity date on May 1, 2014. Therefore, the funds available for us to draw on Term Note 5 will decrease each year. If in any year we have a principal balance outstanding on Term Note 5 in excess of the new credit limit, we must make a payment to FNBO such that the amount outstanding on Term Note 5 does not exceed the new credit limit. We are required to pay a fee of 0.4% on the unused portion of Term Note 5. On December 31, 2011, we had $0 outstanding and $5,000,000 available to be drawn on this loan. As of December 31, 2011, interest accrued on Term Note 5 at the minimum interest rate of 4.0% per year.

We also have a long-term debt obligation related to our purchase of an additional 135 acres of land pursuant to a land purchase contract. This long-term debt obligation accrues interest at a fixed rate of 7%. The total cost of this additional land was $550,000. As of December 31, 2011, we had $112,500 remaining to be paid pursuant to this land purchase contract. This long-term debt obligation matures on December 1, 2012.

Subordinated Debt

During our 2009 fiscal year, we completed a private placement offering of subordinated unsecured debt securities. The debt securities that we offered were not registered with the Securities and Exchange Commission and were offered pursuant to claimed exemptions from registration under state and federal securities laws. We raised a total of $1,439,000 in subordinated debt through this offering. Interest on the subordinated notes accrued at a fixed interest rate of 9% per year. These subordinated debt securities had a two-year maturity from the date they were issued, with interest being paid on January 30th of each year and at maturity. We repaid the final subordinated unsecured debt securities during our second quarter of 2011, so as of December 31, 2011, the outstanding principal balance of our subordinated unsecured debt securities was $0.

In addition, on July 24, 2009, we entered into a $700,000 subordinated secured loan with Guardian Eagle Investments, LLC. The note accrued interest at a fixed rate of 9% per year and required monthly installments of principal and interest. This loan was scheduled to mature in April 2012. We repaid the balance of the Guardian Eagle loan in December 2010, therefore, the principal balance of the Guardian Eagle loan was $0 as of December 31, 2011.

We raised a total of $1,200,000 in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties. We secured $1,000,000 in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC). We closed on these loans on May 22, 2009. We agreed to pay 4.70% interest on the $1,000,000 loan from REED and 5.5% interest on the $200,000 FDDC loan. Both loans are amortized over a period of five years and both loans require monthly payments. The principal balance of the REED loan was approximately $513,000 as of December 31, 2011. The principal balance of the FDDC loan was approximately $104,000 as of December 31, 2011.

Covenants

Our credit facilities with FNBO are subject to various loan covenants. If we fail to comply with these loan covenants, FNBO can declare us to be in default of our loans. The material loan covenants applicable to our credit facilities are our fixed charge coverage ratio, our minimum net worth and minimum working capital requirements. We are required to maintain a fixed charge coverage ratio of no less than 1.10 to 1.0. This fixed charge coverage ratio compares our EBITDA adjusted earnings, as defined in our credit agreements, with our scheduled principal and interest payments on our outstanding debt obligations, including our subordinated debt. We are also required to maintain at least $4.8 million in working capital and maintain minimum net worth of $20 million.

As of December 31, 2011, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FNBO, and FNBO refuses to waive the non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans.

Lake County Tax Increment Financing Bonds

We have a guarantee obligation on a portion of a $1.323 million tax increment revenue bond series issued by Lake County, South Dakota on December 2, 2003. The portion for which we are obligated is estimated at approximately $95,000. The bond was issued in connection with the refunding of a tax increment financing bond issued by Lake County in 2001, of which we were the recipient of the proceeds. In 2003, Lake County became aware that the taxes collected from the property on which the plant is located would be insufficient to cover the debt service of the 2001 bond issue. Based on this deficiency and changes in interest rates during December 2003, Lake County refunded the 2001 bond issue and replaced it with two separate bonds: a tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024. As a part of this refund, we entered into an agreement with the holder of these bonds to guarantee the entire debt service on the taxable bond issue. The taxes levied on our property are used first towards paying the debt service of the tax-exempt bonds and any remaining taxes are used for paying the debt service of the taxable bonds. Since the property taxes on the property are currently sufficient to cover a portion of the debt service on the taxable bond series, our obligation under the guarantee is to cover the shortfall in debt service, representing the difference between the original taxable bond amount ($1,323,024) and the estimated amount expected to be collected in property taxes from the real property on which our plant is located. The interest rate on the bonds is 7.75% annually. The taxable bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was approximately $799,000 as of December 31, 2011.

In addition to our debt obligations, we have certain other contractual cash obligations and commitments.  The following table provides information regarding our consolidated contractual obligations and commitments as of December 31, 2011:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$833,655	$387,489	$432,458	$13,708	$—
Estimated Interest on Long-Term Debt	55,542	37,122	18,248	172	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	28,038,495	28,038,495	—	—	—
Other Long-Term Liabilities	95,411	52,145	38,463	4,803	—
Total Contractual Cash Obligations	$29,023,103	$28,515,251	$489,169	$18,683	$—

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

As part of our trading activity, we use futures and option contracts offered through regulated commodity exchanges to reduce our risk and we are exposed to risk of loss in the market value of inventories. To reduce that risk, we generally take positions using futures contracts and options.

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

Goodwill

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Annually, as well as when an event triggering impairment may have occurred, the Company is required to perform an impairment test on goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. We perform our annual analysis on December 31 of each fiscal year. We determined that there was no impairment to our goodwill at December 31, 2011 or 2010.

Revenue Recognition

Revenue from the sale of our products is recognized at the time title to the goods and all risks of ownership transfer to the customers. The time of transfer is defined in the specific sales agreement; however, it generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Collectability of revenue is reasonably assured based on historical evidence of collectability between us and our customers. Interest income is recognized as earned.

Shipping costs incurred by us in the sale of ethanol and corn oil are not specifically identifiable and as a result, revenue from the sale of ethanol and corn oil are recorded based on the net selling price reported to us from our marketer. Shipping costs incurred by us in the sale of distiller grain products are included in cost of goods sold.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $3.3 million related to derivative instruments for the year ended December 31, 2011. We recorded an increase to our cost of revenues of approximately $6.8 million related to derivative instruments for the year ended December 31, 2010. We recorded a decrease to cost of revenue of approximately $3.5 million related to our derivative instruments for our fiscal year ended December 31, 2009. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of December 31, 2011, we had price protection for approximately 14% of our expected corn usage for fiscal year ended December 31, 2012 using CBOT futures and options and over-the-counter option contracts. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of December 31, 2011, we were committed to purchasing approximately 180,000 MMBtus of natural gas during our 2012 fiscal year, valued at approximately $369,000. The natural gas purchases represent approximately 13% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2011, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2011. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$10,192,000
Corn	15,065,059	Bushels	10%	$9,340,337
Natural Gas	1,220,000	MMBTU	10%	$435,540
For comparison purposes, our sensitivity analysis for our 2010 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$11,123,000
Corn	16,431,244	Bushels	10%	$9,201,497
Natural Gas	1,280,000	MMBTU	10%	$587,520

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members
Lake Area Corn Processors, LLC

We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in members' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa
March 23, 2012

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,225,659	$637,804
Accounts receivable	4,259,385	4,114,940
Other receivables	172,296	188,959
Inventory	10,680,451	10,063,208
Due from broker	907,349	3,725,998
Derivative financial instruments	29,263	73,800
Prepaid expenses	126,031	126,523
Total current assets	27,400,434	18,931,232

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	39,097,266	40,799,589
	50,527,574	52,229,897
Less accumulated depreciation	(24,053,888)	(22,469,329)
Net property and equipment	26,473,686	29,760,568

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	2,972,091	2,856,445
Other	150,875	234,410
Total other assets	13,518,732	13,486,621

TOTAL ASSETS	$67,392,852	$62,178,421

See Notes to Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$—	$584,412
Accounts payable	10,778,861	5,377,598
Accrued liabilities	763,526	672,802
Derivative financial instruments	1,226,705	2,527,175
Short-term notes payable	—	1,872,000
Current portion of guarantee payable	52,145	52,382
Current portion of notes payable	387,489	1,813,494
Total current liabilities	13,208,726	12,899,863

LONG-TERM LIABILITIES
Notes payable, net of current maturities	446,166	833,655
Guarantee payable, net of current portion	43,266	95,411
Other	—	252,344
Total long-term liabilities	489,432	1,181,410

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY (29,620,000 units issued and outstanding)	53,694,694	48,097,148

TOTAL LIABILITIES AND MEMBERS' EQUITY	$67,392,852	$62,178,421

See Notes to Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF INCOME

	December 31, 2011	December 31, 2010	December 31, 2009

REVENUES	$146,964,854	$96,395,789	$90,340,642

COSTS OF REVENUES	126,626,536	86,289,732	81,659,486

GROSS PROFIT	20,338,318	10,106,057	8,681,156

OPERATING EXPENSES	3,246,368	2,922,059	2,957,809

INCOME FROM OPERATIONS	17,091,950	7,183,998	5,723,347

OTHER INCOME (EXPENSE)
Interest and other income	420,420	31,379	106,854
Equity in net income of investments	115,646	230,466	(161,774)
Interest expense	(182,470)	(401,281)	(793,658)
Total other income (expense)	353,596	(139,436)	(848,578)

NET INCOME	$17,445,546	$7,044,562	$4,874,769

BASIC AND DILUTED EARNINGS PER UNIT	$0.59	$0.24	$0.16

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000

See Notes to Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Members'
Equity
Balance, December 31, 2008	$38,859,138
Net Income	4,874,769

Balance, December 31, 2009	$43,733,907
Net income	7,044,562
Equity adjustment in investee	280,679
Distributions paid ($.10 per capital unit)	(2,962,000)

Balance, December 31, 2010	$48,097,148
Net income	17,445,546
Distributions paid ($.40 per capital unit)	(11,848,000)

Balance, December 31, 2011	$53,694,694

See Notes to Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2011	December 31, 2010	December 31, 2009

OPERATING ACTIVITIES
Net income	$17,445,546	$7,044,562	4,874,769
Changes to net income not affecting cash and cash equivalents
Depreciation and amortization	2,744,683	2,759,379	2,775,009
Equity in net (income) loss of investments	(115,646)	(230,466)	161,774
Unrealized loss on purchase commitments	—	—	(2,735,966)
Lower of cost or market adjustment on inventory	—	—	211,935
Gain on litigation settlement	(380,994)	—	—
Loss on sale of property and equipment	45,539	—	—
(Increase) decrease in
Receivables	(127,782)	(571,246)	(796,528)
Inventory	(617,243)	(2,483,034)	(1,265,132)
Prepaid expenses	492	41,431	121,490
Derivative financial instruments and due from broker	1,562,716	(388,961)	(608,201)
Increase (decrease) in
Accounts payable	5,401,263	(867,820)	(1,209,677)
Accrued and other liabilities	(161,620)	(286,733)	486,111
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,796,954	5,017,112	2,015,584

INVESTING ACTIVITIES
Purchase of property and equipment	(38,811)	(31,325)	(1,033,331)
Purchase of other assets	—	(32,276)	—
Proceeds from Litigation settlement	1,000,000	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	961,189	(63,601)	(1,033,331)

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	(584,412)	298,608	(115,114)
Short-term notes payable issued	—	1,872,000	—
Long-term notes payable issued	—	—	3,339,000
Principal payments on short-term notes payable	(1,872,000)	—	—
Principal payments on long-term notes payable	(1,865,876)	(3,889,381)	(4,329,590)
Distributions paid to LACP members	(11,848,000)	(2,962,000)	—
NET CASH USED FOR FINANCING ACTIVITIES	(16,170,288)	(4,680,773)	(1,105,704)

NET INCREASE (DECREASE) IN CASH	10,587,855	272,738	(123,451)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	637,804	365,066	488,517

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,225,659	$637,804	365,066

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$302,707	$487,277	707,119

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES
Other assets acquired through issuance of note payable	$—	$147,102	—
Equity adjustment in investee	$—	280,679	—
See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009

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

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when title transfers to customers. Generally, ethanol and related products are shipped FOB shipping point, based on written contract terms between Dakota Ethanol and its customers. Collectability of revenue is reasonably assured based on historical evidence of collectability between Dakota Ethanol and its customers. Interest income is recognized as earned.

Shipping costs incurred by the Company in the sale of ethanol, dried distiller's grains and corn oil are not specifically identifiable and as a result, revenue from the sale of those products is recorded based on the net selling price reported to the Company from the marketer.

Cost of Revenues

The primary components of cost of revenues from the production of ethanol and related co-product are corn expense, energy expense (natural gas and electricity), raw materials expense (chemicals and denaturant), and direct labor costs.

Shipping costs on modified and wet distiller's grains are included in cost of revenues. Shipping costs were approximately $1,025,000, $629,000, and $795,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

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
DECEMBER 31, 2011, 2010 AND 2009

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

Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting. For transactions initiated prior to January 1, 2011, we applied the normal purchase and sales exemption under derivative accounting for forward purchases of corn and sales of distiller's grains. We are choosing not to exempt corn purchase contracts initiated after December 31, 2010 from the derivative accounting and reporting requirements. As of December 31, 2011, we are committed to purchasing 4.1 million bushels of corn on a forward contract basis with an average price of $6.49 per bushel, of which 4.1 million bushels are subject to derivative accounting treatment and 40,000 bushels are accounted for as normal purchases, and accordingly, are not marked to market and are accounted for using lower of cost or market accounting. Dakota Ethanol has a derivative financial instrument liability of approximately $1.2 million related to the forward contracted purchases of corn. The total corn purchase contracts represent 24% of the annual plant corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At December 31, 2011, we are committed to purchasing 180,000 MMBtu's of natural gas with an average price of $3.55 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, do not mark these transactions to market. The natural gas purchases represent approximately 13% of the annual plant requirements.

The Company enters into short-term forward, option and futures contracts for corn and natural gas as a means of managing exposure to changes in commodity and energy prices. The Company enters into short-term forward, option and futures contracts for sales of ethanol to manage exposure to changes in energy prices. All of our derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of our trading activity, The Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and we are exposed to risk of loss in the market value of inventories. To reduce that risk, we generally take positions using forward and futures contracts and options.

Derivatives not designated as hedging instruments at December 31, 2011 and December 31, 2010 were as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009

	Balance Sheet Classification	December 31, 2011	December 31, 2010
Forward contracts	Current Assets	$38,213	$73,800
Futures and options contracts	Current Assets	$1,012,825	$—
Forward contracts	(Current Liabilities)	$(1,264,918)	$—
Futures and options contracts	(Current Liabilities)	$(983,562)	$(2,527,175)

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Operations	Years Ended December 31,
	Classification	2011	2010	2009
Net realized and unrealized gains (losses) related to sales contracts:
Futures and options contracts	Revenues	$—	$252,938	$(1,487,368)

Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$(42,211)	$(6,912,347)	$720,608
Forward contracts	Cost of Revenues	$(3,230,710)	$133,371	$2,774,307

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

Dakota Ethanol has a seven percent investment interest in the company's ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company's income statement for RPMG is based on RPMG's September 30, 2011 audited results. The carrying amount of the Company's investment was approximately $1,973,000 and $1,863,000 as of December 31, 2011 and 2010, respectively.

Dakota Ethanol has a ten percent investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company's income statement for PGVP is based on PGVP's June 30, 2011 interim results. The carrying amount of the Company's investment was approximately $999,000 and $994,000 as of December 31, 2011 and 2010, respectively.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009

Concentrations of Credit Risk

The Company's cash balances are maintained in bank depositories and regularly exceed federally insured limits. The company has not experienced any losses in connection with these balances.

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

Goodwill

Goodwill is not amortized but is subject to annual impairment tests. The Company has performed the required impairment tests as of December 31, 2011, which have resulted in no impairment adjustments.

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator. There were no dilutive equity units for the years ending December 31, 2011, 2010, and 2009.

Income Taxes

The Company is taxed as a limited liability company under the Internal Revenue Code. The income of the Company flows through to the members to be taxed at the member level rather than the corporate level. Accordingly, the Company has no tax liability.

Management has evaluated the Company's tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. Generally, the Company is no longer subject to income tax examinations by the U.S. federal, state or local authorities for the years before 2008.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009

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

Recently Issued Accounting Pronouncements

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements. This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011.

ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

The Company does not expect that the adoption of the above guidance will have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3.     INVENTORY

Inventory consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Raw Materials	$7,617,243	$6,100,759
Finished Goods	1,283,093	2,233,676
Work in process	901,551	821,897
Parts inventory	878,564	906,876
	$10,680,451	$10,063,208

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009

NOTE 4.    INVESTMENTS

	RPMG		PGVP (unaudited)
	9/30/2011	9/30/2010	6/30/2011	6/30/2010

Current assets	152,212,260	125,291,437	—	—
Other assets	545,238	405,396	9,600,000	8,500,000
Current liabilities	130,415,610	105,780,199	8,203	6,404
Long-term liabilities	86,000	—	—	—
Members' equity	22,255,888	19,916,634	9,591,797	8,493,596
Revenue	3,066,159,932	1,790,452,547	—	—
Net income (loss)	1,473,661	2,737,451	(909)	(895)

NOTE 5.    SHORT-TERM NOTE PAYABLE

On June 6, 2011, Dakota Ethanol renewed a revolving promissory note from First National Bank of Omaha (FNBO) in the amount of $10,000,000. The note expires on May 1, 2012 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at 350 basis points above the 1 month LIBOR rate and is subject to a floor of 4.0 percent. The rate was 4.0 percent at December 31, 2011. There is a commitment fee of 0.4 percent on the unused portion of the $10,000,000 availability. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down or the shortfall is drawn upon the note as needed. The note is collateralized by the ethanol plant, its accounts receivable and inventories. On December 31, 2011, Dakota Ethanol had $0 outstanding and $10,000,000 available to be drawn on the revolving promissory note. On December 31, 2010, Dakota Ethanol had $1,872,000 outstanding and $3,128,000 available to be drawn on the revolving promissory note.

NOTE 6.    LONG-TERM NOTES PAYABLE

Dakota Ethanol has a note payable to FNBO (Term Note 5).

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventories. We are in compliance with our financial covenants as of December 31, 2011.

On June 6, 2011, Dakota Ethanol restructured Term Note 5. Term Note 5 is a reducing revolving note with an availability of $5,000,000. Interest on the outstanding principal balances will accrue at 350 basis points above the 1 month LIBOR rate and is subject to a floor of 4.0 percent. The rate was 4.0 percent at December 31, 2011. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess an unused commitment fee of 0.4 percent on the unused portion of the note. Term Note 5 has a reducing feature through which the available amount of the note is reduced by $500,000 on the anniversary of the note. The note matures on May 1, 2014. On December 31, 2011, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5. On December 31, 2010, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

Dakota Ethanol issued a note payable related to the purchase of land adjacent to the plant site. The note was issued for $450,000. The note matures on December 1, 2012. The note is payable in annual installments of $112,500 plus interest. Interest on outstanding principal balances will accrue at a fixed rate of 7.0 percent. The note is collateralized by the land.

Dakota Ethanol conducted a private placement offering of subordinated unsecured debt securities which closed on May 30, 2009. We issued $1,439,000 in subordinated debt through this offering. Interest on the outstanding balances will accrue at a fixed rate of 9 percent. The securities matured two years from the date of issuance. Interest was annually on January 30th of each year beginning on January 30, 2010. The outstanding balances were paid off during the second quarter of 2011.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009

Dakota Ethanol entered into two loan agreements for alternative financing for our corn oil extraction equipment as we had agreed with FNBO; one loan with Rural Electric Economic Development, Inc (REED) and the other loan with First District Development Company (FDDC).

The note to REED, originally for $1 million, has a fixed interest rate of 4.7%. The note requires monthly installments of $18,734 and matures on May 25, 2014. The note is secured by the oil extraction equipment.

The note to FDDC, originally for $200,000, has a fixed interest rate of 5.5%. The note requires monthly installments of $3,820 and matures on May 22, 2014. The note is secured by the oil extraction equipment.

The balance of the notes payable as of December 31, 2011 and 2010 is as follows:

	2011	2010
Note payable to FNBO Term Note 5	$—	$—
Note payable - Land	112,500	225,000
Note payable - Subordinated notes	—	1,439,000
Note payable - REED	513,210	708,881
Note payable - FDDC	103,519	142,497
Note payable - Other	104,426	131,771
	833,655	2,647,149

Less current portion	(387,489)	(1,813,494)

	$446,166	$833,655

Minimum principal payments for the next four years are as follows:

Years Ending September 30,	Amount
2012	$387,489
2013	288,631
2014	143,827
2015	13,708

NOTE 7.    EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees' contributed earnings. Employer contributions to the plan totaled approximately $88,000, $82,000 and $39,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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
DECEMBER 31, 2011, 2010 AND 2009

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2011

Assets:
Derivative financial instruments,
futures contracts	$1,012,825	$1,012,825	$—	$—
forward contracts	$38,213	$—	$38,213	—

Liabilities:
Derivative financial instruments,
futures contracts	$(983,562)	$(983,562)	$—	$—
forward contracts	$(1,264,918)	$—	$(1,264,918)	—

December 31, 2010

Assets:
Derivative financial instruments, forward contracts	$73,800	$—	$73,800	$—

Liabilities:
Derivative financial instruments, futures contracts	$(2,527,175)	$(2,527,175)	$—	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2011 and 2010.

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
DECEMBER 31, 2011, 2010 AND 2009

measured at fair value on a recurring or non recurring basis are discussed above. The methodologies for other financial assets and financial liabilities are discussed below.

The Company believes the carrying amount of cash and cash equivalents, accounts receivable, other receivables, due from broker, outstanding checks in excess of bank balance, accounts payable and short-term debt approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations at December 31, 2011 of $929,066 had an estimated fair value of approximately $930,139 based on estimated interest rates for comparable debt. The carrying amount and fair value were $2,794,942 and $2,797,016 respectively at December 31, 2010.

NOTE 9.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol has entered into contracts and agreements regarding the operation and management of the ethanol plant as follows:

Natural Gas - The agreement provides Dakota Ethanol with a fixed transportation rate for natural gas for a ten-year term through August 2021, and is renewable annually thereafter. The agreement does not require minimum purchases of natural gas during their initial term.

Electricity - The agreement provides Dakota Ethanol with electric service for a term of one year. The contract automatically renews unless prior notice of cancellation is given. The agreement sets rates for energy usage based on market rates and requires a minimum purchase of electricity each month during the term of the agreement.

Expenses related to the agreement for the purchase of electricity and natural gas were approximately $8,215,000, $8,779,000, and $9,585,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount

2012	$440,100

Ethanol Fuel Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 2), a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The agreement expires on March 31, 2012, and is automatically renewed for successive one-year terms unless terminated 90 days prior to expiration.

Distiller's Grain Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 2), for the marketing of all distiller's dried grains produced by the plant. The agreement expires on July 15, 2012 and is automatically renewed for successive one-year terms unless terminated 180 days prior to expiration.

Corn Oil Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 2), for the marketing of all corn oil produced by the plant. The agreement expires on August 11, 2012 and is automatically renewed for successive one-year terms unless terminated 180 days prior to expiration.

Dakota Ethanol receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on gallons of ethanol sold. Incentive revenue of $293,066, $669,956 and $641,649, was recorded for the years ended December 31, 2011, 2010 and 2009, respectively. Dakota Ethanol did not receive the annual maximum for the 2011 program year due to budget constraints on the State of South Dakota program and will not likely receive the annual maximum under the 2012 program year.

From time to time in the normal course of business the Company can be subject to litigation based on its operations. There is no current litigation that is considered probable and at this time and currently the Company cannot make a reasonable estimate of loss on any claims.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009

NOTE 10.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has 7% interest in RPMG, and Dakota Ethanol has entered into an ethanol marketing agreement for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Dakota Ethanol has entered into a dried distiller's grains marketing agreement with RPMG for the exclusive rights to market, sell and distribute the entire dried distiller's grains inventory produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Dakota Ethanol has entered into a corn oil marketing agreement with RPMG for the exclusive rights to market, sell and distribute the entire corn oil inventory produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Sales and marketing fees related to the agreements are as follows:

	Years Ended December 31,
	2011	2010	2009

Sales ethanol	$120,982,586	$80,384,553	$76,313,982
Sales distiller's grains and corn oil	8,981,324	7,934,785	6,183,806

Marketing fees ethanol	193,728	212,080	197,985
Marketing fees distillers grains and corn oil	42,658	96,596	88,533

Amounts due included in accounts receivable	$3,142,616	$3,504,400	$2,973,282
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

The maximum amount of estimated future payments on the taxable bond debt service is $1,065,518 as of December 31, 2011. The carrying amount of the guarantee liability on Dakota Ethanol's balance sheet is $95,411, which represents the estimated shortfall between the taxable bond amount and the amount of taxes estimated to be collected on Dakota Ethanol's property.

Estimated maturities of the guarantee for the next five years are as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009

Years Ending December 31,	Amount

2012	52,145
2013	34,540
2014	3,923
2015	4,153
2016	650

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

For losses covered by the Company's insurance, the Company is solely responsible for paying its deductible. The Company has a deductible of $100,000 for property damage claims plus the first five days of business interruption loss. The Company has a deductible of $10,000 for employee benefits claims. The Company has no deductible for products and premises liability claims and for workers compensation claims. The Company has a catastrophic loss limit of $90 million for property loss claims, a $1 million per occurrence with a $2 million annual aggregate for product liability claims, a $1 million per occurrence with a $10 million annual aggregate for premises liability claims, a $1 million per occurrence with a $2 million annual aggregate for employee benefit liability claims and a $500,000 per occurrence with a $500,000 annual aggregate for workers compensation claims. The Company also purchases a $15 million per occurrence with a $30 million aggregate umbrella to cover above the previously stated liability and workers compensation claims.

Amounts expensed related to the captive insurance were approximately $225,000, $256,000 and $42,000 for the years ending December 31, 2011, 2010 and 2009, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009

NOTE 13.    QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2011
Total revenues	$35,083,109	$36,943,458	$37,436,366	$37,501,921
Gross profit	5,238,676	5,591,145	3,594,801	5,913,696
Income from operations	4,422,206	4,821,183	2,799,628	5,048,933
Net income	4,434,494	4,872,650	3,228,398	4,910,004
Basic and diluted earnings per unit	0.15	0.16	0.11	0.17

Year ended December 31, 2010
Total revenues	$22,838,763	$20,245,683	$24,502,954	$28,808,389
Gross profit	3,356,683	1,703,097	1,916,291	3,129,986
Income from operations	2,596,673	995,094	1,237,184	2,355,047
Net income	2,546,687	962,841	1,213,113	2,321,921
Basic and diluted earnings per unit	0.09	0.03	0.04	0.08

Year ended December 31, 2009
Total revenues	$20,975,004	$22,487,000	$20,705,138	$26,173,500
Gross profit	38,588	1,030,400	1,255,086	6,357,082
Income (loss) from operations	(663,874)	283,257	568,372	5,535,592
Net income (loss)	(1,250,020)	182,653	375,551	5,566,585
Basic and diluted earnings (loss) per unit	(0.04)	0.01	0.01	0.19

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for the fair presentation of the selected data for these interim periods presented have been included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2011 which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to our definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (the "2012 Information Statement").

ITEM 10. MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2012 Information Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2012 Information Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2012 Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2012 Information Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2012 Information Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)                                  The financial statements appear beginning on page 33 of this report.

(2)                                  All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)                                  The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
2.1	Plan of Reorganization.		Filed as Exhibit 2.1 on the registrant's Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.
3.1	Articles of organization of the registrant.		Filed as Exhibit 3.1 on the registrant's Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.
3.2	Amended and restated operating agreement of the registrant.		Filed as Exhibit 3.6 on the registrant's Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.
3.3	First amendment to the amended and restated operating agreement of the registrant.		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on March 19, 2007 and incorporated by reference herein.
10.1	Distillers Grains Marketing Agreement dated July 15, 2008 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2008 and incorporated by reference herein.
10.2	Contribution Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, L.L.C. dated April 1, 2007.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.
10.3	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-K filed with the Commission on March 30, 2007.
10.4	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.
10.5	Employment Agreement between Scott Mundt and Dakota Ethanol, L.L.C. dated April 1, 2009		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 15, 2009 and incorporated by reference herein.
10.6	First Amended and Restated Construction Loan Agreement dated June 18, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.7	Corn Oil Marketing Agreement dated August 11, 2009 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.8	First Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.9	Long Term Reducing Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.10	Operating Line of Credit Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.11	Member Ethanol Fuel Marketing Agreement between Dakota Ethanol, LLC and RPMG, Inc. dated March 26, 2010. +		Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on March 30, 2011 and incorporated by reference herein.
10.12	Second Amendment of First Amended and Restated Construction Loan Agreement dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.

10.13	Operating Line of Credit First Amended and Restated Revolving Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.14	Long Term Reducing Revolver First Amended and Restated Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
101
The following financial information from Lake Area Corn Processors, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the fiscal years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements.**

+ Confidential Treatment Requested
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	March 23, 2012	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 23, 2012	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 23, 2012	/s/ Ronald Alverson
Ronald Alverson, Manager

Date:	March 23, 2012	/s/ Todd Brown
Todd Brown, Manager

Date:	March 23, 2012	/s/ Randy Hansen
Randy Hansen, Manager

Date:	March 23, 2012	/s/ Rick Kasperson
Rick Kasperson, Manager

Date:	March 23, 2012	/s/ Dale Thompson
Dale Thompson, Manager

Date:	March 23, 2012	/s/ Brian Woldt
Brian Woldt, Manager

Date:	March 23, 2012	/s/ Dave Wolles
Dave Wolles, Manager