Form 10-Q
period 2012-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2012-05-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

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

As of May 14, 2012, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	March 31, 2012	December 31, 2011*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,264,982	$11,225,659
Accounts receivable	4,134,414	4,259,385
Other receivables	122,463	172,296
Inventory	13,735,779	10,680,451
Due from broker	887,277	907,349
Derivative financial instruments	534,350	29,263
Prepaid expenses	133,693	126,031
Total current assets	20,812,958	27,400,434

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	39,172,503	39,097,266
Construction in progress	31,253	—
	50,634,064	50,527,574
Less accumulated depreciation	(24,702,222)	(24,053,888)
Net property and equipment	25,931,842	26,473,686

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	2,991,632	2,972,091
Other	133,920	150,875
Total other assets	13,521,318	13,518,732

TOTAL ASSETS	$60,266,118	$67,392,852

*Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

	March 31, 2012	December 31, 2011*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,004,802	$10,778,861
Accrued liabilities	492,764	763,526
Derivative financial instruments	1,756,156	1,226,705
Current portion of guarantee payable	52,145	52,145
Current portion of notes payable	278,338	387,489
Total current liabilities	5,584,205	13,208,726

LONG-TERM LIABILITIES
Notes payable, net of current maturities	375,303	446,166
Guarantee payable, net of current portion	43,266	43,266
Total long-term liabilities	418,569	489,432

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY (29,620,000 units issued and outstanding)	54,263,344	53,694,694

TOTAL LIABILITIES AND MEMBERS' EQUITY	$60,266,118	$67,392,852

*Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

REVENUES	$32,005,292	$35,241,656

COST OF REVENUES	30,684,024	30,041,527

GROSS PROFIT	1,321,268	5,200,129

OPERATING EXPENSES	768,173	777,923

INCOME FROM OPERATIONS	553,095	4,422,206

OTHER INCOME (EXPENSE)
Interest and other income	7,472	13,557
Equity in net income of investments	19,541	63,133
Interest and other expense	(11,458)	(64,402)
Total other income (expense)	15,555	12,288

NET INCOME	$568,650	$4,434,494

BASIC AND DILUTED EARNINGS PER UNIT	$0.02	$0.15

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

OPERATING ACTIVITIES
Net income	$568,650	$4,434,494
Changes to net income affecting cash and cash equivalents
Depreciation and amortization	665,288	699,223
Equity in net income loss of investments	(19,541)	(63,133)
Gain on sale of property and equipment	—	(9,300)
(Increase) decrease in
Receivables	174,804	(754,434)
Inventory	(3,055,328)	(445,963)
Prepaid expenses	(7,662)	(8,214)
Derivative financial instruments and due from broker	44,436	(620,710)
Increase (decrease) in
Accounts payable	(7,774,059)	(2,358,593)
Accrued liabilities	(270,762)	(289,431)
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(9,674,174)	583,939

INVESTING ACTIVITIES
Purchase of property and equipment	(106,489)	—
Sale of property and equipment	—	9,300
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(106,489)	9,300

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	—	268,582
Short-term notes payable issued	—	358,000
Principal payments on long-term notes payable	(180,014)	(1,420,940)
NET CASH (USED FOR) FINANCING ACTIVITIES	(180,014)	(794,358)

NET DECREASE IN CASH	(9,960,677)	(201,119)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,225,659	637,804

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,264,982	$436,685

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$10,204	$171,522

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012 and 2011

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 2011, contained in the annual report on Form 10-K for 2011.

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
March 31, 2012 and 2011

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

For transactions initiated prior to January 1, 2011, the Company applied the normal purchase and sales exemption under derivative accounting for forward purchases of corn. Corn purchase transactions initiated after December 31, 2010 are not exempted from the accounting and reporting requirements. As of March 31, 2012, the Company is committed to purchasing 4.6 million bushels of corn on a forward contract basis with an average price of $6.21 per bushel. Dakota Ethanol has a derivative financial instrument liability of approximately $1,756,000 related to the forward contracted purchases of corn. The corn purchase contracts represent 26% of the annual plant corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At March 31, 2012, we are committed to purchasing 480,000 MMBtu's of natural gas with an average price of $2.80 per MMBtu.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market. The natural gas purchases represent approximately 32% of the annual plant requirements.

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

Derivatives not designated as hedging instruments at March 31, 2012 and December 31, 2011 were as follows:

	Balance Sheet Classification	March 31, 2012	December 31, 2011*
Forward contracts	Current Assets	$11,349	$38,213
Futures contracts	Current Assets	$599,175	$1,012,825
Forward contracts	(Current Liabilities)	$(1,767,505)	$(1,264,918)
Futures contracts	(Current Liabilities)	$(64,825)	$(983,562)
*Derived from audited financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012 and 2011

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Income	Three Months Ended March 31,
	Classification	2012	2011
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$735,015	$(2,415,807)
Forward contracts	Cost of Revenues	$(807,610)	$321,517

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

Recently Issued Accounting Pronouncements

ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011. The Company has adopted the above guidance and it has not affected the Company's consolidated financial position or results of operations.

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

Reclassifications

Certain amounts on the 2011 financial statements have been reclassified to conform to the current year classification. Such reclassifications had no effect on previously reported net income.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012 and 2011

NOTE 3.     INVENTORY

Inventory consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011*
Raw Materials	$10,199,892	$7,617,243
Finished Goods	1,612,292	1,283,093
Work in process	1,018,979	901,551
Parts inventory	904,616	878,564
	$13,735,779	$10,680,451

*Derived from audited financial statements.

NOTE 4.    SHORT-TERM NOTE PAYABLE

Dakota Ethanol has a revolving promissory note from First National Bank of Omaha (FNBO) in the amount of $10,000,000. The note expires on May 1, 2012 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at 350 basis points above the 1 month LIBOR rate and is subject to a floor of 4.0 percent. The rate was 4.0 percent at March 31, 2012. There is a commitment fee of 0.4 percent on the unused portion of the $10,000,000 availability. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down the balance or any shortfall is drawn upon the note as needed. The note is collateralized by the ethanol plant, its accounts receivable and inventory. On March 31, 2012 and December 31, 2011, Dakota Ethanol had $0 outstanding and $10,000,000 available to be drawn on the revolving promissory note.

On May 7, 2012, Dakota Ethanol renewed the revolving promissory note from First National Bank of Omaha (FNBO) in the amount of $10,000,000. The note expires on May 1, 2013 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at 315 basis points above the 1 month LIBOR rate and is not subject to a floor. There is a commitment fee of 0.25 percent on the unused portion of the $10,000,000 availability.

NOTE 5.    LONG-TERM NOTES PAYABLE

Dakota Ethanol has a note payable to FNBO (Term Note 5).

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. We are in compliance with our financial covenants as of March 31, 2012.

Term Note 5 is a reducing revolving note with an availability of $5,000,000. Interest on the outstanding principal balance will accrue at 350 basis points above the 1 month LIBOR rate and is subject to a floor of 4.0 percent. The rate was 4.0 percent at March 31, 2012. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess an unused commitment fee of 0.4 percent on the unused portion of the note. Term Note 5 has a reducing feature through which the available amount of the note is reduced by $500,000 on the anniversary of the note. The note matures on May 1, 2014. On March 31, 2012 and December 31, 2011, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

On May 7, 2012, Dakota Ethanol restructured Term Note 5. Term Note 5 is a reducing revolving note with an availability of $5,000,000. Interest on the outstanding principal balances will accrue at 315 basis points above the 1 month LIBOR rate and is not subject to a floor. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess an unused commitment fee of 0.25 percent on the unused portion of the note. Term Note 5 has a reducing feature through which the available amount of the note is reduced by $500,000 on the anniversary of the note starting May 1, 2013. The note matures on May 1, 2017.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012 and 2011

Dakota Ethanol issued a note payable related to the purchase of land adjacent to the plant site. The note was originally issued for $450,000. The note was paid in full on February 8, 2012. The note was payable in annual installments of $112,500 plus interest. Interest on the outstanding principal balances accrued at a fixed rate of 7.0 percent. The note was collateralized by the land.

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

The balances of the notes payable are as follows:

	March 31, 2012	December 31, 2011*
Note payable to First National Bank, Omaha
Term Note 5	$—	$—
Note payable - Land	—	112,500
Note payable - REED	462,842	513,210
Note payable - FDDC	93,435	103,519
Note payable - Other	97,364	104,426
	653,641	833,655

Less current portion	(278,338)	(387,489)

	$375,303	$446,166

*Derived from audited financial statements

Minimum principal payments for the next four years are estimated as follows:

Years Ending March 31,	Amount
2013	$278,338
2014	292,147
2015	77,650
2016	5,506

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
March 31, 2012 and 2011

Level 3 uses unobservable inputs that are not corroborated by market data.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Derivative financial instruments. Commodity futures and options contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CME and NYMEX markets. Over-the-counter commodity options contracts are reported at fair value utilizing Level 2 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the over-the-counter markets. Forward purchase contracts are reported at fair value utilizing Level 2 inputs. For these contracts, the Company obtains fair value measurements from local grain terminal bid values. The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based off the CME markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
March 31, 2012

Assets:
Derivative financial instruments, futures contracts	$599,175	$599,175	$—	$—
forward contracts	$11,349	$—	$11,349	$—

Liabilities:
Derivative financial instruments, futures contracts	$(64,825)	$(64,825)	$—	$—
forward contracts	$(1,767,505)	$—	$(1,767,505)	$—

December 31, 2011*

Assets:
Derivative financial instruments, futures contracts	$1,012,825	$1,012,825	$—	$—
forward contracts	$38,213	$—	$38,213	$—

Liabilities:
Derivative financial instruments, futures contracts	$(983,562)	$(983,562)	$—	$—
forward contracts	$(1,264,918)	$—	$(1,264,918)	$—
*Derived from audited financial statements.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012 and 2011

there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2012.

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

The Company believes the carrying amount of cash and cash equivalents (level 1), accounts receivable (level 2), other receivables (level 2), due from broker (level 1), accounts payable (level 2) and short-term debt (level 3) approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations (level 3) at March 31, 2012 of $749,052 had an estimated fair value of approximately $750,125 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2011 of $929,066 had an estimated fair value of approximately $930,139 based on estimated interest rates for comparable debt.

NOTE 7.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 7% interest in RPMG, and Dakota Ethanol has entered into an ethanol marketing agreement for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by Dakota Ethanol.  The marketing fees are included in net revenues.
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
Sales and marketing fees related to the agreements are as follows:

	Three Months Ended March 31,
	2012	2011

Sales ethanol	$24,212,362	$29,602,306
Sales distiller's grains and corn oil	1,345,013	1,707,718

Marketing fees ethanol	46,713	60,756
Marketing fees distillers grains and corn oil	9,027	19,227

	March 31, 2012	December 31, 2011
Amounts due included in accounts receivable	$2,909,638	$4,149,286
NOTE 8.    SUBSEQUENT EVENTS

During May 2012, the Company declared and paid a distribution to its members of $1,481,000, or $0.05 per capital unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2012, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2011, included in the Company's Annual Report on Form 10-K for 2011.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

The ethanol industry was previously impacted by the Volumetric Ethanol Tax Credit (VEETC) which is frequently referred to as the blenders' credit. This blenders' credit provided a tax credit of 45 cents per gallon of ethanol that was blended with gasoline. This incentive expired on December 31, 2011 and was not renewed. Management has not seen any significant effects of the expiration of VEETC and believes that the expiration will not have a significant effect on ethanol demand going forward provided gasoline prices remain high and the renewable fuels use requirement of the Federal Renewable Fuels Standard (RFS) is maintained. The RFS requires that a certain amount of renewable fuels, including ethanol, must be used in the United States each year. However, if the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. Management does not believe that these proposals will be adopted in the near future. However, if the RFS is reduced or eliminated, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

On May 7, 2012, we executed amended loan agreements with our primary lender, First National Bank of Omaha ("FNBO"). We executed a Third Amendment of First Amended and Restated Construction Loan Agreement, a Second Amended and Restated Promissory Note (Long Term Reducing Revolver) and a Second Amended and Restated Revolving Promissory Note (Operating Line of Credit). These amended loan agreements extended the maturity dates of our revolving lines of credit, removed the minimum interest rate provisions of our loans and reduced the fee we pay on the unused portions of our loans. These amended loan agreements were effective as of May 1, 2012.

Results of Operations

Comparison of the Fiscal Quarters Ended March 31, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal quarters ended March 31, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$32,005,292	100.0	$35,241,656	100.0

Cost of Revenues	30,684,024	95.9	30,041,527	85.2

Gross Profit	1,321,268	4.1	5,200,129	14.8

Operating Expense	768,173	2.4	777,923	2.2

Income from Operations	553,095	1.7	4,422,206	12.5

Other Income	15,555	—	12,288	—

Net Income	$568,650	1.8	$4,434,494	12.6

Revenues

Revenue from ethanol sales decreased by approximately 18% during our first quarter of 2012 compared to the same period of 2011. Revenue from distillers grains increased by approximately 42% during our first quarter of 2012 compared to the same period of 2011. Revenue from corn oil remained relatively steady during our first quarter of 2012 compared to the same period of 2011.

Ethanol

Our ethanol revenue was approximately $5.4 million less during our first quarter of 2012 compared to our first quarter of 2011, a decrease of approximately 18%. This decrease in ethanol revenue was due in part to a decrease in ethanol sales of approximately 949,000 gallons, a decrease of approximately 7%, during our first quarter of 2012 compared to our first quarter of 2011. Management attributes this decrease in the volume of ethanol sold during the first quarter of 2012 compared with the same period of 2011 to a carryover of excess ethanol inventory at the end of 2010 that was shipped in 2011. Management anticipates that ethanol sales will remain at their current levels going forward.

The decrease in ethanol revenue was also due, in part, to a decrease in the average price we received for our ethanol of approximately $0.27 per gallon, a decrease of approximately 12%, during our first quarter of 2012 compared to our first quarter of 2011. Management attributes this decrease in ethanol prices to a decrease in demand during the first quarter of 2012 compared with the same period of 2011. Management anticipates that ethanol prices will remain at their current levels due to recent reductions in the United States ethanol stocks which may increase demand for ethanol along with higher corn prices. However, if the RFS is eliminated or reduced, it could negatively impact demand for ethanol which could result in lower ethanol prices.

Management believes that ethanol demand in the United States is affected by what is referred to as the "blend wall." Most gasoline used in the United States is blended at a rate of 10% ethanol and 90% gasoline. The blend wall refers to the maximum amount of ethanol that can be used in the United States, based on the total gasoline demand, when ethanol is blended at a rate of 10%. It is estimated that 130 billion gallons of gasoline are consumed in the United States each year. Therefore, the blend wall is approximately 13 billion gallons of ethanol. Because of the blend wall, domestic ethanol demand is not expected to increase significantly without the use of more mid-level blends of ethanol. Management believes that the recent push to increase ethanol demand in the United States through E15 may not result in a significant increase in ethanol demand due to infrastructure restrictions which limit the availability of E15. Further, management believes that gasoline retailers may refuse to carry E15 due to the fact that not all standard vehicles can use E15 and due to potential liability for gasoline retailers if customers use E15 in vehicles that are not approved for E15 along with other state and federal regulatory hurdles. Without increases in domestic ethanol demand, we may experience periods when ethanol supply exceeds ethanol demand which may negatively impact the price we receive for our ethanol.

Distillers Grains

Our total distillers grains sales increased significantly for our first quarter of 2012 compared to the same period of 2011. We sold less distillers grains in the dried form and more distillers grains in the modified/wet form during our first quarter of 2012 compared to the same period of 2011. For our first quarter of 2012, approximately 7% of our total revenue from distillers grains was attributable to revenue from distillers grains in the dried form, and approximately 93% of our total revenue from distillers grains was attributable to revenue from distillers grains in the modified/wet form. For our first quarter of 2011, approximately 24% of our total revenue from distillers grains was attributable to revenue from distillers grains in the dried form and approximately 76% of our total revenue from distillers grains was attributable to revenue from distillers grains in the modified/wet form. This change in the composition of our distillers grains sales was due to market conditions in the distillers grains market, including increased local demand for modified/wet distillers grains, as well as increased efficiencies in our methods of production, which made it more profitable for us to produce distillers grains in the modified/wet form than in the dried form. The average price we received for our dried distillers grains was approximately 94% greater during our first quarter of 2012 compared to the same period of 2011, an increase of approximately $95 per ton. The average price we received for our modified/wet distillers grains was approximately 29% greater for our first quarter of 2012 compared to the same period of 2011, an increase of approximately $43 per ton. Management attributes this increase in the selling price of our distillers grains to increased corn prices and increased distillers grains demand. Since distillers grains are typically used as a feed substitute for corn, as the price of corn increases, the price of and demand for distillers grains also increase.

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

Corn Oil

Our corn oil revenue was approximately the same during our first quarter of 2012 compared to our first quarter of 2011. Our total pounds of corn oil sold increased by approximately 16% during our first quarter of 2012 compared to the same period of 2011, primarily due to improved operation and efficiency of the corn oil extraction equipment. Management anticipates that our corn oil sales will remain at their current levels into the foreseeable future. Offsetting the increase in corn oil sales, the average price we received for our corn oil decreased by approximately 12% for our first quarter of 2012 compared to the same period of 2011. Management attributes this decrease in corn oil prices with weaker corn and soybean oil markets in 2012. Management anticipates corn oil prices will continue at their current price levels in the near future.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas. Our cost of revenues remained relatively steady for our first quarter of 2012 compared to the same period of 2011. Our average cost per bushel of corn increased by approximately 9% for our first quarter of 2012 compared to our first quarter of 2011, an increase of approximately $0.49 per bushel of corn. Management attributes this increase in corn costs with higher market corn prices and decreased corn carryover from the 2010/2011 crop year. We used approximately the same number of bushels of corn during our first quarter of 2012 as during the same period of 2011.

Our cost of revenues related to natural gas decreased by approximately $494,000, a decrease of approximately 27%, for our first quarter of 2012 compared to our first quarter of 2011. This decrease was due partly to a decrease in market natural gas prices during our first quarter of 2012 compared to the same period of 2011. Our average cost per MMBtu of natural gas during our first quarter of 2012 was lower than the cost per MMBtu during our first quarter of 2011 by $1.15, or approximately 23%. Management anticipates that natural gas prices may increase slightly in future years as overall demand returns to a more typical level. We anticipate higher natural gas prices during the winter months due to increased natural gas demand for heating needs which typically results in premium natural gas pricing during the winter months.

We also used less natural gas during our first quarter of 2012 compared to the same period of 2011 due to the unusually mild winter season and the fact that we were producing less distillers grains in the dried form than during 2011. We used approximately 5% less natural gas, a decrease of approximately 18,000 MMBtu of natural gas, during our first quarter of 2012 compared to the same period of 2011. Management anticipates that our natural gas consumption will remain at current levels into the foreseeable future.

Operating Expense

Our operating expenses were higher for our first quarter of 2012 compared to the same period of 2011 due primarily to higher professional fees and expenses related to public relations.

Other Income and Expense

Our interest expense was lower for our first quarter of 2012 compared to the same period of 2011 because we had less debt outstanding. We had less interest income during our first quarter of 2012 compared to the same period of 2011 due to having less cash on hand during the 2012 period.

Changes in Financial Condition for the Three Months Ended March 31, 2012.

Current Assets

Our current assets were lower at March 31, 2012 compared to December 31, 2011 primarily due to decreased cash on hand, offset by an increase in inventories. The decrease in our cash on hand is tied to cash requirements to pay for corn deliveries at year end that were deferred until 2012 and decreased net income during the 2012 period due to tighter operating margins in the ethanol industry. This decrease was partially offset by an increase in inventory between December 31, 2011 and March 31, 2012. The increase in inventory was the result of more corn on hand that was carried at a higher value and higher valued ethanol inventory at March 31, 2012.

Property and Equipment

Our net property and equipment was approximately the same at March 31, 2012 compared to December 31, 2011. We did not make any material capital expenditures or any significant capital write-downs during the three months ended March 31, 2012 that impacted the value of our property and equipment.

Current Liabilities

Our accounts payable was lower at March 31, 2012 compared to December 31, 2011 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes. These deferred payments were made early in our first quarter of 2012. Our accrued liability was lower at March 31, 2012 compared to December 31, 2011 because we reduced our liability for damages to the hopper car fleet we returned to the leasing company at the end of 2011. Our derivative financial instruments liability was higher at March 31, 2012 compared to December 31, 2011 because of increased unrealized losses we had outstanding on our derivative instruments at March 31, 2012. The current portion of our notes payable was lower at March 31, 2012 compared to December 31, 2011 because of ongoing payments we have made on our notes payable.

Long-Term Liabilities

Our long-term liabilities were lower at March 31, 2012 compared to December 31, 2011 because of our continuing payments on our various long-term promissory notes.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of March 31, 2012, we had $0 outstanding and $15,000,000 available to be drawn on these revolving loans. Based on current management forecasts, management anticipates that this is sufficient to maintain our liquidity and continue our operations for the next 12 months and beyond.

The following table shows cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used for) operating activities	$(9,674,174)	$583,939
Net cash provided by (used for) investing activities	(106,489)	9,300
Net cash (used for) financing activities	(180,014)	(794,358)

Cash Flow From Operations. Our operating activities used a significant amount of cash during the three months ended March 31, 2012 compared to the same period of 2011, primarily due to decreased net income during the 2012 period along with higher corn prices which increased our inventory. We also had approximately a $7.8 million decrease in accounts payable related to deferred corn payments that we made after the end of our 2011 fiscal year which used cash during the 2012 period compared to approximately a $2.4 million decrease in accounts payable in the prior year.

Cash Flow From Investing Activities. Our investing activities used cash during the three months ended March 31, 2012 due to a purchase of equipment related to the installation of a platform scale at the plant.

Cash Flow From Financing Activities. We used less cash for our financing activities during the three months ended March 31, 2012 compared to the same period of 2011 due to decreased payments on our long-term debt.

Indebtedness

First National Bank of Omaha (FNBO) is our primary lender. We have two loans outstanding with FNBO, a short-term revolving loan and a long-term revolving loan. In May 2012, we executed amendments to our FNBO revolving loans which extended the terms of these loans, reduced the interest rates payable under the loans and reduced the fee that we are charged on the unused portions of the loans. The material terms of these loans, as amended, are described below.

We also have two loans that we used to offset the cost of our corn oil extraction equipment which totaled $1,200,000 and we have a long-term loan related to a piece of property that we purchased adjacent to our ethanol plant. The specifics of each credit facility are discussed below.

Short-Term Debt Sources

We have a short-term revolving promissory note with FNBO that expired on May 1, 2012 and was subsequently extended until May 1, 2013. The principal amount of this short-term revolving promissory note is $10 million. However, the maximum amount we can draw on this short-term loan is limited by a borrowing base calculation, described in our loan agreements, based on a percentage of our inventory and accounts receivable less certain accounts payable and letters of credit that we may have outstanding from time to time. We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 350 basis points above the one month London Interbank Offered Rate (LIBOR), adjusted monthly. Pursuant to our May 2012 loan amendments, this rate was reduced to 315 basis points above the one month LIBOR effective as of May 1, 2012. The revolving promissory note was subject to a minimum interest rate of 4.0% per year, however, this minimum interest rate was removed in our May 2012 loan amendments. The interest rate for this loan at March 31, 2012 was the minimum interest rate of 4.0%. We were required to pay a fee of 0.4% on the unused portion of the revolving promissory note. This unused commitment fee was reduced in the May 2012 loan amendments to 0.25%. The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventory. As of March 31, 2012, we had $0 outstanding on our revolving promissory note and $10,000,000 available to be drawn.

Long-Term Debt Sources

We restructured our long-term revolving loan that we refer to as Term Note 5 in June 2011. Term Note 5 was restructured into a $5,000,000 loan with an interest rate that accrues at 350 basis points above the one month LIBOR, adjusted monthly. The interest rate was reduced by our May 2012 loan amendments to 315 basis points above the one month LIBOR. Term Note 5 is subject to a minimum interest rate of 4.0% per year. This minimum interest rate was removed in our May 2012 loan amendments. The credit limit on Term Note 5 reduces each year by $500,000 until the maturity date on May 1, 2014. However, this maturity date was extended by our May 2012 loan amendments to May 1, 2017 and the annual reductions will not start until May 1, 2013. Therefore, the funds available for us to draw on Term Note 5 will decrease each year, starting on May 1, 2013. If in any year we have a principal balance outstanding on Term Note 5 in excess of the new credit limit, we must make a payment to FNBO such that the amount outstanding on Term Note 5 does not exceed the new credit limit. We were required to pay a fee of 0.4% on the unused portion of Term Note 5. This fee was reduced to 0.25% in our May 2012 loan amendments. On March 31, 2012, we had $0 outstanding and $5,000,000 available to be drawn on this loan. As of March 31, 2012, interest accrued on Term Note 5 at the minimum interest rate of 4.0% per year.

We also have a long-term debt obligation related to our purchase of an additional 135 acres of land pursuant to a land purchase contract. The total cost of this additional land was $550,000. We paid the final installment on this note in February 2012. Therefore, as of March 31, 2012, we had $0 remaining to be paid pursuant to this land purchase contract.

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds.  The portion for which we are obligated is currently estimated at $172,000. Taxes levied on our property are used for paying the debt service on the bonds. We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service. The interest rate on the bonds is 7.75% annually.  The bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was approximately $883,095 as of March 31, 2012.

Subordinated Debt

We raised a total of $1,200,000 in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties. We secured $1,000,000 in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC). We closed on these loans on May 22, 2009. We agreed to pay 4.70% interest on the $1,000,000 loan from REED and 5.5% interest on the $200,000 FDDC loan. Both loans are amortized over a period of five years and both loans require monthly payments. The principal balance of the REED loan was approximately $463,000 as of March 31, 2012. The principal balance of the FDDC loan was approximately $93,000 as of March 31, 2012.

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

As of March 31, 2012, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FNBO, and FNBO refuses to waive the non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a increase to our cost of revenues of approximately $73,000 related to derivative instruments for the quarter ended March 31, 2012. We recorded an increase to our cost of revenues of approximately $2.1 million related to derivative instruments for the quarter ended March 31, 2011. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of March 31, 2012, we were committed to purchasing approximately 4.6 million bushels of corn valued at approximately $28.5 million using forward contracts. These corn purchases represent approximately 26% of our expected corn usage for the next 12 months As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of March 31, 2012, we were committed to purchasing approximately 480,000 MMBtus of natural gas during our 2012 fiscal year, valued at approximately $1.3 million. The natural gas purchases represent approximately 32% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2012, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2012. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$10,339,000
Corn	16,282,985	Bushels	10%	$10,062,885
Natural Gas	920,000	MMBTU	10%	$228,160

For comparison purposes, our sensitivity analysis for our 2011 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$10,192,000
Corn	15,065,059	Bushels	10%	$9,340,337
Natural Gas	1,220,000	MMBTU	10%	$435,540

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     Mine Safety Disclosures.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Third Amendment of First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.*
10.2	Second Amended and Restated Revolving Promissory Note (Operating Line of Credit) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.*
10.3	Second Amended and Restated Promissory Note (Long Term Reducing Revolver) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	May 14, 2012	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 14, 2012	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)