Form 10-Q
period 2012-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2012-08-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2012

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

As of August 14, 2012, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$876,038	$11,225,659
Accounts receivable	3,990,213	4,259,385
Other receivables	87,241	172,296
Inventory	12,679,696	10,680,451
Due from broker	4,087,107	907,349
Derivative financial instruments	—	29,263
Prepaid expenses	127,625	126,031
Total current assets	21,847,920	27,400,434

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,088,853	8,088,853
Equipment	39,172,503	39,097,266
Construction in progress	413,273	—
	51,016,084	50,527,574
Less accumulated depreciation	(25,350,482)	(24,053,888)
Net property and equipment	25,665,602	26,473,686

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	3,003,386	2,972,091
Other	117,553	150,875
Total other assets	13,516,705	13,518,732

TOTAL ASSETS	$61,030,227	$67,392,852

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

	June 30, 2012	December 31, 2011*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$888,833	$—
Accounts payable	3,153,997	10,778,861
Accrued liabilities	484,516	763,526
Derivative financial instruments	2,941,015	1,226,705
Short-term notes payable	1,430,000	—
Current portion of guarantee payable	52,145	52,145
Current portion of notes payable	281,727	387,489
Total current liabilities	9,232,233	13,208,726

LONG-TERM LIABILITIES
Notes payable, net of current maturities	303,597	446,166
Guarantee payable, net of current portion	43,266	43,266
Total long-term liabilities	346,863	489,432

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	51,451,131	53,694,694

TOTAL LIABILITIES AND MEMBERS' EQUITY	$61,030,227	$67,392,852

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

REVENUES	$30,843,839	$37,159,150	$62,849,131	$72,400,807

COSTS OF REVENUES	31,433,015	31,611,988	62,117,039	61,633,269

GROSS PROFIT (LOSS)	(589,176)	5,547,162	732,092	10,767,538

OPERATING EXPENSES	759,221	725,979	1,527,393	1,524,149

INCOME (LOSS) FROM OPERATIONS	(1,348,397)	4,821,183	(795,301)	9,243,389

OTHER INCOME (EXPENSE)
Interest and other income	15,144	43,605	22,616	57,162
Equity in net income of investments	11,754	48,958	31,295	112,091
Interest and other expense	(9,714)	(41,096)	(21,173)	(105,498)
Total other income	17,184	51,467	32,738	63,755

NET INCOME (LOSS)	$(1,331,213)	$4,872,650	$(762,563)	$9,307,144

BASIC AND DILUTED EARNINGS PER UNIT	$(0.04)	$0.16	$(0.03)	$0.31

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.05	$0.10	$0.05	$0.10

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

OPERATING ACTIVITIES
Net income (loss)	$(762,563)	$9,307,144
Changes to net income (loss) affecting cash and cash equivalents
Depreciation and amortization	1,329,915	1,397,799
Equity in net income of investments	(31,295)	(112,091)
Gain on sale of property and equipment	—	(9,300)
(Increase) decrease in
Receivables	354,227	(1,615,352)
Inventory	(1,999,245)	(2,012,252)
Prepaid expenses	(1,594)	7,542
Derivative financial instruments and due from broker	(1,436,184)	(599,557)
Increase (decrease) in
Accounts payable	(7,624,865)	(1,930,298)
Accrued and other liabilities	(279,010)	(223,815)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,450,614)	4,209,820

INVESTING ACTIVITIES
Purchase of property and equipment	(488,510)	—
Proceeds from sale of property and equipment	—	9,300
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(488,510)	9,300

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	888,833	1,875,171
Principal borrowings (payments) on short-term notes payable	1,430,000	(1,872,000)
Principal payments on long-term notes payable	(248,330)	(1,543,665)
Distributions paid to LACP members	(1,481,000)	(2,962,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	589,503	(4,502,494)

NET (DECREASE) IN CASH	(10,349,621)	(283,374)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,225,659	637,804

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$876,038	$354,430

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$21,924	$220,481

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012 and 2011

NOTE 1    .    NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC and subsidiary (the Company) is a South Dakota limited liability company located in Wentworth, South Dakota. The Company was organized by investors to provide a portion of the corn supply for a forty million-gallon (annual capacity) ethanol plant, owned by Dakota Ethanol, LLC (Dakota Ethanol). The Company sells ethanol and related products to customers located in North America.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for a full year.

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
June 30, 2012 and 2011

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

For transactions initiated prior to January 1, 2011, the Company applied the normal purchase and sales exemption under derivative accounting for forward purchases of corn. Corn purchase transactions initiated after December 31, 2010 are not exempted from the accounting and reporting requirements. As of June 30, 2012, the Company is committed to purchasing 3,700,000 bushels of corn on a forward contract basis with an average price of $6.09 per bushel. Dakota Ethanol has a derivative financial instrument liability of approximately $266,000 related to the forward contracted purchases of corn. The corn purchase contracts represent 21% of the annual plant corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At June 30, 2012, we are committed to purchasing 240,000 MMBtu's of natural gas with an average price of $2.78 per MMBtu.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market. The natural gas purchases represent approximately 16% of the annual plant requirements.

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

Derivatives not designated as hedging instruments at June 30, 2012 and December 31, 2011 were as follows:

	Balance Sheet Classification	June 30, 2012	December 31, 2011*
Forward contracts	Current Assets	$576,056	$38,213
Futures contracts	Current Assets	$26,550	$1,012,825
Forward contracts	(Current Liabilities)	$(842,096)	$(1,264,918)
Futures contracts	(Current Liabilities)	$(2,701,525)	$(983,562)
*Derived from audited financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012 and 2011

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Income	Three Months Ended June 30,
	Classification	2012	2011
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(1,209,496)	$4,297,045
Forward contracts	Cost of Revenues	$49,232	$(3,448,197)

	Statement of Income	Six Months Ended June 30,
	Classification	2012	2011
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(474,480)	$1,881,237
Forward contracts	Cost of Revenues	$(758,378)	$(3,126,680)

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

Recent Accounting Pronouncements

ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives an entity the option in its annual indefinite-lived impairment test to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying amount. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect that the adoption of the above guidance will have a material impact on the Company's consolidated financial position or results of operations.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012 and 2011

NOTE 3.     INVENTORY

Inventory consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011*
Raw materials	$9,212,068	$7,617,243
Finished goods	1,571,963	1,283,093
Work in process	976,378	901,551
Parts inventory	919,287	878,564
	$12,679,696	$10,680,451

*Derived from audited financial statements.

NOTE 4.    SHORT-TERM NOTE PAYABLE

Dakota Ethanol has a revolving promissory note from First National Bank of Omaha (FNBO) in the amount of $10,000,000. The note expires on May 1, 2013 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at 315 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.39% at June 30, 2012. There is a commitment fee of 0.25% on the unused portion of the $10,000,000 availability. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down the balance or any shortfall is drawn upon the note as needed. The note is collateralized by the ethanol plant, its accounts receivable and inventory. On June 30, 2012, Dakota Ethanol had $1,430,000 outstanding and $8,570,000 available to be drawn on the revolving promissory note under the borrowing base. On December 31, 2011, Dakota Ethanol had $0 outstanding and $10,000,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 5.    LONG-TERM NOTES PAYABLE

Dakota Ethanol has a long-term note payable to FNBO (Term Note 5).

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. We are in compliance with our financial covenants as of June 30, 2012.

Term Note 5 is a reducing revolving note with an availability of $5,000,000. Interest on the outstanding principal balance will accrue at 315 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.39% at June 30, 2012. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess an unused commitment fee of 0.25% on the unused portion of the note. Term Note 5 has a reducing feature through which the available amount of the note is reduced by $500,000 on the anniversary of the note starting May 1, 2013. The note matures on May 1, 2017. On June 30, 2012 and December 31, 2011, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

Dakota Ethanol issued a note payable related to the purchase of land adjacent to the plant site. The note was originally issued for $450,000. The note was paid in full on February 8, 2012. The note was payable in annual installments of $112,500 plus interest. Interest on outstanding principal balances accrued at a fixed rate of 7.0%. The note was collateralized by the land.

Dakota Ethanol entered into two loan agreements for alternative financing for our corn oil extraction equipment as we had agreed with FNBO; one loan with Rural Electric Economic Development, Inc (REED) and the other loan with First District Development Company (FDDC).

The note to REED, originally for $1,000,000, has a fixed interest rate of 4.7%. The note requires monthly installments of $18,734 and matures on May 25, 2014. The note is secured by the oil extraction equipment.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012 and 2011

The note to FDDC, originally for $200,000, has a fixed interest rate of 5.5%. The note requires monthly installments of $3,820 and matures on May 22, 2014. The note is secured by the oil extraction equipment.

	June 30, 2012	December 31, 2011*
Note payable to First National Bank, Omaha
Term Note 5	$—	$—
Note payable - Land	—	112,500
Note payable - REED	411,878	513,210
Note payable - FDDC	83,212	103,519
Note payable - Other	90,234	104,426
	585,324	833,655

Less current portion	(281,727)	(387,489)

	$303,597	$446,166

*Derived from audited financial statements

Minimum principal payments for the next three years are estimated as follows:

Years Ending June 30,	Amount
2013	$281,727
2014	273,811
2015	29,786

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
June 30, 2012 and 2011

values. The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based off the CBOT markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
June 30, 2012

Assets:
Derivative financial instruments, futures contracts	$26,550	$26,550	$—	$—
forward contracts	$576,056	$—	$576,056	$—

Liabilities:
Derivative financial instruments, futures contracts	$(2,701,525)	$(2,701,525)	$—	$—
forward contracts	$(842,096)	$—	$(842,096)	$—

December 31, 2011*

Assets:
Derivative financial instruments, futures contracts	$1,012,825	$1,012,825	$—	$—
forward contracts	$38,213	$—	$38,213	$—

Liabilities:
Derivative financial instruments, futures contracts	$(983,562)	$(983,562)	$—	$—
forward contracts	$(1,264,918)	$—	$(1,264,918)	$—
*Derived from audited financial statements.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2012.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012 and 2011

The carrying amount of long-term obligations (level 3) at June 30, 2012 of $680,735 had an estimated fair value of approximately $681,808 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2011 of $929,066 had an estimated fair value of approximately $930,139 based on estimated interest rates for comparable debt.

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
Sales and marketing fees related to the agreements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales ethanol	$23,541,622	$30,338,079	$47,753,984	$59,940,385
Sales distiller's grains and corn oil	1,740,007	1,939,033	3,085,020	3,646,751

Marketing fees ethanol	45,911	57,036	92,624	117,791
Marketing fees distillers grains and corn oil	10,140	18,086	19,167	37,313

	June 30, 2012	December 31, 2011
Amounts due included in accounts receivable	$2,943,372	$3,142,616
NOTE 8.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Construction Projects - Dakota Ethanol has entered into agreements for the construction of a platform scale and the upgrading of the plant control system . The total value of the projects is approximately $1,100,000. As of June 30, 2012, Dakota Ethanol has paid $413,000, with $687,000 yet to be completed. The scale is expected to be completed during the third quarter of 2012. The control system is expected to be completed during the fourth quarter of 2012. Dakota Ethanol plans to pay for the projects through short-term financing and cash flows from operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2012, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2011, included in the Company's Annual Report on Form 10-K for 2011.

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

In May 2012, our board of managers declared and paid a distribution to our members of $0.05 per capital unit for a total distribution of $1,481,000.

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

We have been experiencing tight margins due to the fact that corn prices have been rising faster than ethanol prices. This has resulted in several ethanol producers reducing production or ceasing operations altogether. Further, some ethanol producers are experiencing difficulty securing the corn they require to operate which has caused some ethanol producers to reduce production or cease operating altogether. The tight margins resulted in us experiencing net losses during our 2012 fiscal year. Management attributes the recent net losses that we have experienced primarily to declining margins and losses we have experienced on our derivative instruments. If these tight margins persist, it may impact our ability to operate the ethanol plant. Management currently believes that we have secured enough corn to continue to operate until the new corn crop is harvested in the fall. Further, recent increases in ethanol prices have led to improved margins. The increases in the price of ethanol have been higher than the recent increases in corn prices.

Results of Operations

Comparison of the Fiscal Quarters Ended June 30, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal quarters ended June 30, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$30,843,839	100.0	$37,159,150	100.0

Cost of Revenues	31,433,015	101.9	31,611,988	85.1

Gross Profit (Loss)	(589,176)	(1.9)	5,547,162	14.9

Operating Expense	759,221	2.5	725,979	2.0

Income (Loss) from Operations	(1,348,397)	(4.4)	4,821,183	13.0

Other Income	17,184	0.1	51,467	0.1

Net Income (Loss)	$(1,331,213)	(4.3)	$4,872,650	13.1

Revenues

Revenue from ethanol sales decreased by approximately 22% during our second quarter of 2012 compared to the same period of 2011. Revenue from distillers grains increased by approximately 9% during our second quarter of 2012 compared to the same period of 2011. Revenue from corn oil remained approximately the same during our second quarter of 2012 compared to the same period of 2011.

Ethanol

Our ethanol revenue was approximately $6.8 million less during our second quarter of 2012 compared to our second quarter of 2011, a decrease of approximately 22%. This decrease in ethanol revenue was due to a decrease in the average price we received for our ethanol of approximately $0.50 per gallon, a decrease of approximately 20%, during our second quarter of 2012 compared to our second quarter of 2011. Management attributes this decrease in ethanol prices with lower ethanol demand due to lower gasoline demand along with continued high ethanol stocks during our second quarter of 2012 compared to the same period of 2011. Following the end of our second quarter of 2012, ethanol prices increased. The ethanol price increases were greater than the corn price increases we had following the end of our second quarter of 2012 which has resulted in improved margins. Management anticipates that ethanol prices will remain higher due to higher corn prices along with the fact that ethanol production has decreased which has improved the supply and demand fundamentals in the ethanol industry.

In addition to this decrease in ethanol prices, ethanol sales were slightly lower during our second quarter of 2012 compared to the same period of 2011. Our total ethanol sales during our second quarter of 2012 were approximately 3% less than during the same period of 2011, a decrease of approximately 363,000 gallons. Management attributes this decrease in ethanol sales with more plant downtime and an effort to improve production efficiency which can result in decreased total ethanol production. Management anticipates that ethanol sales will be comparable to prior years going forward.

Distillers Grains

Our total distillers grains sales increased for our second quarter of 2012 compared to the same period of 2011. We sold less distillers grains in the dried form during our second quarter of 2012 compared to the same period of 2011. For our second quarter of 2012, we sold approximately 12% of our total distillers grains in the dried form and approximately 88% of our total distillers grains in the modified/wet form. For our second quarter of 2011, we sold approximately 19% of our total distillers grains in the dried form and approximately 81% of our total distillers grains in the modified/wet form. This change in the composition of our distillers grains sales was due to market conditions, including increased local demand. The average price we received for our dried distillers grains was approximately 31% greater during our second quarter of 2012 compared to the same period of 2011, an increase of approximately $45 per ton. The average price we received for our modified/wet distillers grains was approximately 13% greater for our second quarter of 2012 compared to the same period of 2011, an increase of approximately $22 per ton. Management attributes this increase in the selling price of our distillers grains with increased corn prices and correspondingly increased distillers grains demand. Since distillers grains are typically used as a feed substitute for corn, as the price of corn increases, the price of and demand for distillers grains typically also increase.

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

Corn Oil

Our total pounds of corn oil sold increased by approximately 3% during our second quarter of 2012 compared to the same period of 2011, an increase of approximately 67,000 pounds, primarily due to improved operation of the corn oil extraction equipment. Management anticipates that our corn oil sales will remain at their current levels into the foreseeable future. Offsetting the increase in corn oil sales slightly, the average price we received for our corn oil decreased by approximately 2% for our second quarter of 2012 compared to the same period of 2011, a decrease of approximately $0.01 per pound. Management anticipates corn oil prices will remain relatively steady for the remaining quarters of our 2012 fiscal year. Our corn oil is typically used to produce biodiesel. In the event biodiesel demand decreases, such as if the biodiesel use requirements of the RFS are decreased or eliminated, it may result in lower corn oil prices.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas. Our cost of revenues relating to corn was approximately 3% higher for our second quarter of 2012 compared to the same period of 2011. Our average cost per bushel of corn increased by approximately 5% for our second quarter of 2012 compared to our second quarter of 2011. Management attributes the increase in corn prices with higher market corn prices and a decreasing corn carryover from the prior year. Management anticipates that the corn harvest in the fall of 2012 will be lower than in previous years due to unfavorable weather conditions. This may reduce corn supplies in our area during our 2013 fiscal year which could cause higher corn prices during that time. Further, we may experience difficulty securing all of the corn we need to operate the ethanol plant at capacity in the future if a shortage of corn develops in our area. We used approximately 3% fewer bushels of corn during our second quarter of 2012 compared to the same period of 2011 due to improved operating efficiency at the ethanol plant and decreased ethanol production.

Our cost of revenues related to natural gas decreased by approximately $499,000, a decrease of approximately 33%, for our second quarter of 2012 compared to our second quarter of 2011. This decrease was due to a decrease in market natural gas prices during our second quarter of 2012 compared to the same period of 2011. Our average cost per MMBtu of natural gas during our second quarter of 2012 was the approximately 33% less per MMBtu compared to the price for our second quarter of 2011. The decrease in market price of natural gas was due to strong natural gas supplies and production. Management anticipates that natural gas prices will remain at their current low levels compared to prior years due to steady natural gas demand, strong supplies of natural gas and increased natural gas production. We anticipate higher natural gas prices during the winter months due to increased natural gas demand for heating needs which typically results in premium natural gas pricing during the winter months.

We used slightly less natural gas during our second quarter of 2012 compared to the same period of 2011 due to the fact that we were producing less distillers grains in the dried form. We used approximately 1% less natural gas, a decrease of approximately 4,000 MMBtu of natural gas, during our second quarter of 2012 compared to the same period of 2011. Management anticipates that our natural gas consumption will remain at current levels into the foreseeable future.

Operating Expense

Our operating expenses were higher for our second quarter of 2012 compared to the same period of 2011 due primarily to increases in professional and public relations fees. These increases were offset slightly by decreases in wages and bonuses.

Other Income and Expense

Our interest expense was lower for our second quarter of 2012 compared to the same period of 2011 because we had less debt outstanding and lower interest rates. We had less interest income during our second quarter of 2012 compared to the same period of 2011 due to having less cash on hand and having lower interest rates.

Comparison of the Six Months Ended June 30, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the six months ended June 30, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$62,849,131	100.0	$72,400,807	100.0

Cost of Revenues	62,117,039	98.8	61,633,269	85.1

Gross Profit	732,092	1.2	10,767,538	14.9

Operating Expense	1,527,393	2.4	1,524,149	2.1

Income (Loss) from Operations	(795,301)	(1.3)	9,243,389	12.8

Other Income	32,738	0.1	63,755	0.1

Net Income (Loss)	$(762,563)	(1.2)	$9,307,144	12.9

Revenues

Revenue from ethanol sales decreased by approximately 20% during the six months ended June 30, 2012 compared to the same period of 2011. Revenue from distillers grains increased by approximately 24% during the six months ended June 30, 2012 compared to the same period of 2011. Revenue from corn oil remained steady during the six months ended June 30, 2012 compared to the same period of 2011.

Ethanol

Our ethanol revenue was approximately $12,161,000 less during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, a decrease of approximately 20%. The average price we received for our ethanol decreased by approximately 16% for the six months ended June 30, 2012 compared to the same period of 2011, a decrease of approximately $0.38 per gallon of ethanol sold. Our total gallons of ethanol sold during the six months ended June 30, 2012 were approximately 5% less than during the same period of 2011, a decrease of approximately 1,312,000 gallons. This decrease was due in part to particularly high ethanol sales in 2011 that resulted from ethanol that we carried over from December 2010 into January 2011.

Distillers Grains

Our total distillers grains revenue increased by approximately $2,587,000 for the six months ended June 30, 2012 compared to the same period of 2011. We sold a greater number of tons of distillers grains during six months ended June 30, 2012, and the prices we received for our distillers grains were significantly higher for the six months ended June 30, 2012 compared to the same period of 2011. The average price we received for our dried distillers grains increased by approximately $72 per ton, an increase of approximately 59%, for the six months ended June 30, 2012 compared to the same period of 2011. The average price we received for our modified/wet distillers grains increased by approximately $32 per ton, an increase of approximately 20%, for the six months ended June 30, 2012 compared to the same period of 2011. Additionally, from 2011 to 2012, our distillers grain production continued to shift from distillers grains produced in the dried form to distillers grains in the modified/wet form. For the six months ended June 30, 2012, we sold approximately 9% of our distillers grains in the dried form and approximately 91% in the modified/wet form. During the six months ended June 30, 2011, we sold approximately 21% of our distillers grains in the dried form and approximately 79% in the modified/wet form.

Corn Oil

Our total pounds of corn oil sold increased by approximately 9% during the six months ended June 30, 2012 compared to the same period of 2011. Offsetting this increase in production, the average price we received for our corn oil decreased by approximately 7% for the six months ended June 30, 2012 compared to the same period of 2011.

Cost of Revenues

Our cost of revenues related to corn was approximately 5% higher for the six months ended June 30, 2012 compared to the same period of 2011. Our average cost per bushel of corn increased by approximately 8% for the six months ended June 30, 2012 compared to the same period of 2011, an increase of approximately $0.44 per bushel of corn. We used approximately 2% fewer bushels of corn during the six months ended June 30, 2012 compared to the same period of 2011.

Our cost of revenues related to natural gas decreased by approximately $993,000, a decrease of approximately 30%, for the six months ended June 30, 2012 compared to the same period of 2011. Our average cost per MMBtu of natural gas during the six months ended June 30, 2012 was approximately 28% lower compared to the six months ended June 30, 2011, a decrease of approximately $1.32 per MMBtu of natural gas. We used approximately 3% less natural gas during the six months ended June 30, 2012 compared to the same period of 2011. This decrease was due to a warmer winter and decreased production of distillers grains in the dried form.

Operating Expense

Our operating expenses were approximately the same for the six months ended June 30, 2012 compared to the same period of 2011. We had an increase in professional and public relations fess for the period, but our wages and bonuses were lower.

Other Income and Expense

Our interest expense was lower for the six months ended June 30, 2012 compared to the same period of 2011 because we had significantly less debt outstanding. We also had less interest income during the six months ended June 30, 2012 compared to the same period of 2011 due to lower interest rates and having less cash on hand during the 2012 period.

Changes in Financial Condition for the Six Months Ended June 30, 2012.

Current Assets

Our current assets were lower at June 30, 2012 compared to December 31, 2011 primarily due to decreased cash on hand, and receivables. The decrease in our cash on hand is tied partially to recent changes in corn prices impacting our derivative investments and partially to tighter operating margins which has effected our profitability and also to the reduction of the deferred corn payment liability at the end of December. The amount we had due from our commodities broker was higher at June 30, 2012 compared to December 31, 2011 because we were required to hold more cash in our margin account with our commodities broker due to greater unrealized losses on our risk management positions.

Property and Equipment

Our net property and equipment was slightly lower at June 30, 2012 compared to December 31, 2011 as a result of regular depreciation of our equipment. We had approximately $413,000 in construction in progress at June 30, 2012 due to our plant scale upgrade project and our plant control systems upgrade project.

Current Liabilities

We had more checks issued in excess of our bank balances as of June 30, 2012 compared to December 31, 2011 related to our ongoing operations. Our accounts payable was lower at June 30, 2012 compared to December 31, 2011 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes which increases our accounts payable. These deferred payments were made early in our first quarter of 2012. We had $1.4 million outstanding on our short-term revolving line of credit as of June 30, 2012 compared to $0 outstanding as of December 31, 2011. The current portion of our notes payable was lower at June 30, 2012 compared to December 31, 2011 because we repaid our land purchase promissory note early which was included in the current portion of our notes payable, along with our continuing payments on our subordinated debt.

Long-Term Liabilities

Our long-term liabilities were lower at June 30, 2012 compared to December 31, 2011 because of our continuing payments on our various long-term promissory notes.

Liquidity and Capital Resources

Our main sources of liquidity are cash from our continuing operations and amounts we have available to draw on our revolving lines of credit. Management does not anticipate that we will need to raise additional debt or equity financing in the next twelve months and management believes that our current sources of liquidity will be sufficient to continue our operations during that time period. We do not anticipate making any significant capital expenditures in the next 12 months other than ordinary repair and replacement of equipment in our ethanol plant in addition to our capital commitments which have previously been disclosed.

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of June 30, 2012, we had $1,430,000 outstanding and $13,570,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$(10,450,614)	$4,209,820
Net cash (used in) provided by investing activities	(488,510)	9,300
Net cash provided by (used for) financing activities	589,503	(4,502,494)

Cash Flow From Operations. Our operating activities used more cash during the six months ended June 30, 2012 compared to the same period of 2011, primarily due to decreased net income during the 2012 period. We also used more cash to pay down accounts payable during the six months ended June 30, 2012.

Cash Flow From Investing Activities. Our investing activities used more cash during the six months ended June 30, 2012 compared to the same period of 2011, due to our plant control and scale upgrade projects. We also purchased equipment for our lab during our 2012 fiscal year which was included in our purchases of property and equipment.

Cash Flow From Financing Activities. Our financing activities provided more cash during the six months ended June 30, 2012 compared to the same period of 2011 due to funds drawn on our revolving loan along with an increase in our checks issued in excess of our bank balances.

Indebtedness

First National Bank of Omaha ("FNBO") is our primary lender. We have two loans outstanding with FNBO, a short-term revolving loan and a long-term revolving loan. We also have two loans that we used to offset the cost of our corn oil extraction equipment which totaled $1,200,000. We had a long-term loan related to a piece of property that we purchased adjacent to our ethanol plant which was repaid in February 2012. The specifics of each credit facility are discussed below.

Short-Term Debt Sources

We have a short-term revolving promissory note with FNBO that expires on May 1, 2013. The principal amount of this short-term revolving promissory note is $10 million. However, the maximum amount we can draw on this short-term loan is limited by a borrowing base calculation, described in the May 2012 amendment, based on a percentage of our inventory and accounts receivable less certain accounts payable and letters of credit that we may have outstanding from time to time. We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 350 basis points above the one month London Interbank Offered Rate ("LIBOR"), adjusted monthly. The note is not subject to a floor. The interest rate for this loan at June 30, 2012 was 3.39%. We are required to pay a fee of 0.25% on the unused portion of the revolving promissory note. The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventories. As of June 30, 2012, we had $1,430,000 outstanding on our revolving promissory note and $8,570,000 available to be drawn.

Long-Term Debt Sources

We restructured our long-term revolving loan that we refer to as Term Note 5 in May 2012. Term Note 5 was restructured into a $5,000,000 loan with an interest rate that accrues at 350 basis points above the one month LIBOR, adjusted monthly. Term Note 5 is not subject to a floor. The credit limit on Term Note 5 reduces each year by $500,000 until the maturity date on May 1, 2017. Therefore, the funds available for us to draw on Term Note 5 will decrease each year. If in any year we have a principal balance outstanding on Term Note 5 in excess of the new credit limit, we must make a payment to FNBO such that the amount outstanding on Term Note 5 does not exceed the new credit limit. We are required to pay a fee of 0.25% on the unused portion of Term Note 5. On June 30, 2012, we had $0 outstanding and $5,000,000 available to be drawn on this loan. As of June 30, 2012, interest accrued on Term Note 5 at the rate of 3.39% per year.

We also had a long-term debt obligation related to our purchase of an additional 135 acres of land pursuant to a land purchase contract. The total cost of this additional land was $550,000. This note was paid in full on February 8, 2012.

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds.  The portion for which we are obligated is currently estimated at $172,000. Taxes levied on our property are used for paying the debt service on the bonds. We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service. The interest rate on the bonds is 7.75% annually.  The bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was approximately $1,217,000 as of June 30, 2012.

Subordinated Debt

We raised a total of $1,200,000 in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties. We secured $1,000,000 in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC). We closed on these loans on May 22, 2009. We agreed to pay 4.70% interest on the $1,000,000 loan from REED and 5.5% interest on the $200,000 FDDC loan. Both loans are amortized over a period of five years and both loans require monthly payments. The principal balance of the REED loan was approximately $412,000 as of June 30, 2012. The principal balance of the FDDC loan was approximately $83,000 as of June 30, 2012.

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

As of June 30, 2012, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FNBO, and FNBO refuses to waive the non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a increase to our cost of revenues of approximately $1.2 million related to derivative instruments for the quarter ended

June 30, 2012. We recorded an decrease to our cost of revenues of approximately $800,000 related to derivative instruments for the quarter ended June 30, 2011. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of June 30, 2012, we were committed to purchasing approximately 3.7 million bushels of corn valued at approximately $22.6 million using forward contracts. These corn purchases represent approximately 21% of our expected corn usage for the next 12 months As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of June 30, 2012, we were committed to purchasing approximately 240,000 MMBtus of natural gas during our 2012 fiscal year, valued at approximately $667,000. The natural gas purchases represent approximately 16% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2012, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2012. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$9,800,000
Corn	15,784,058	Bushels	10%	$9,770,332
Natural Gas	1,160,000	MMBTU	10%	$291,160

For comparison purposes, our sensitivity analysis for our 2011 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$10,192,000
Corn	15,065,059	Bushels	10%	$9,340,337
Natural Gas	1,220,000	MMBTU	10%	$435,540

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2011, included in our annual report on Form 10-K.

Recent increases in corn prices have led to tight operating margins which may make ethanol production unprofitable. Due to unfavorable weather conditions, corn prices have recently increased significantly. Many believe that current unfavorable weather conditions will result in a smaller corn harvest in the fall of 2012. This, along with smaller corn carryover in the last two crop years and higher export demand for corn has led to higher corn prices. The price of ethanol has not kept pace with rising corn prices which has resulted in tighter operating margins in the ethanol industry. These tighter operating margins have caused some ethanol producers to reduce production or cease operating altogether. We are also facing tighter operating margins which have reduced our net income. While management believes that it is still favorable for us to operate the ethanol plant, if conditions in the ethanol industry deteriorate, we may be forced to reduce production or cease operating altogether. This could negatively impact the value of our units.

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. Due to tighter corn supplies, many ethanol producers are experiencing difficulty securing the corn they require to operate. This may result in some ethanol producers reducing or terminating production, even if operating margins are favorable due to the lack of corn availability. This has increased the price we have to pay for corn and may reduce the number of bushels that we can purchase. If we are unable to secure the corn we require to continue to operate the ethanol plant, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	August 14, 2012	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2012	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)