Form 10-Q
period 2012-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2012-11-13
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2012

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

As of November 13, 2012, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,752,193	$11,225,659
Accounts receivable	3,939,434	4,259,385
Other receivables	85,664	172,296
Inventory	11,333,617	10,680,451
Due from broker	1,451,331	907,349
Derivative financial instruments	2,452,359	29,263
Prepaid expenses	73,495	126,031
Total current assets	21,088,093	27,400,434

PROPERTY AND EQUIPMENT
Land	676,096	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,330,927	8,088,853
Equipment	39,182,038	39,097,266
Construction in progress	554,057	—
	51,408,476	50,527,574
Less accumulated depreciation	(25,999,194)	(24,053,888)
Net property and equipment	25,409,282	26,473,686

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	3,065,788	2,972,091
Other	101,780	150,875
Total other assets	13,563,334	13,518,732

TOTAL ASSETS	$60,060,709	$67,392,852

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	6,280,785	10,778,861
Accrued liabilities	500,885	763,526
Derivative financial instruments	515,750	1,226,705
Current portion of guarantee payable	52,145	52,145
Current portion of notes payable	285,158	387,489
Total current liabilities	7,634,723	13,208,726

LONG-TERM LIABILITIES
Notes payable, net of current maturities	231,008	446,166
Guarantee payable, net of current portion	43,266	43,266
Total long-term liabilities	274,274	489,432

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	52,151,712	53,694,694

TOTAL LIABILITIES AND MEMBERS' EQUITY	$60,060,709	$67,392,852

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

REVENUES	$34,424,396	$37,567,181	$97,273,527	$109,967,989

COSTS OF REVENUES	33,114,047	34,008,510	95,231,086	95,651,902

GROSS PROFIT	1,310,349	3,558,671	2,042,441	14,316,087

OPERATING EXPENSES	649,491	759,043	2,176,884	2,273,070

INCOME (LOSS) FROM OPERATIONS	660,858	2,799,628	(134,443)	12,043,017

OTHER INCOME (EXPENSE)
Interest and other income	6,467	403,450	29,083	460,612
Equity in net income of investments	62,402	77,885	93,697	189,976
Interest and other expense	(29,145)	(52,565)	(50,318)	(158,063)
Total other income	39,724	428,770	72,462	492,525

NET INCOME (LOSS)	$700,582	$3,228,398	$(61,981)	$12,535,542

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.02	$0.11	$—	$0.42

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$0.10	$0.05	$0.20

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

OPERATING ACTIVITIES
Net income (loss)	$(61,981)	$12,535,542
Changes to net income (loss) affecting cash and cash equivalents
Depreciation and amortization	1,994,401	2,079,800
Equity in net income of investments	(93,697)	(189,976)
Gain on litigation settlement	—	(380,994)
Gain on sale of property and equipment	—	(9,300)
(Increase) decrease in
Receivables	406,582	(478,664)
Inventory	(653,166)	877,147
Prepaid expenses	52,537	49,757
Derivative financial instruments and due from broker	(3,678,033)	(565,799)
Increase (decrease) in
Accounts payable	(4,516,788)	(2,258,958)
Accrued and other liabilities	(262,641)	(203,104)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,812,786)	11,455,451

INVESTING ACTIVITIES
Litigation settlement	—	1,000,000
Purchase of property and equipment	(862,191)	(38,811)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(862,191)	961,189

FINANCING ACTIVITIES
Decrease in outstanding checks in excess of bank balance	—	(584,412)
Principal payments on short-term notes payable	—	(1,872,000)
Principal payments on long-term notes payable	(317,489)	(1,634,302)
Distributions paid to LACP members	(1,481,000)	(5,924,000)
NET CASH USED IN FINANCING ACTIVITIES	(1,798,489)	(10,014,714)

NET INCREASE (DECREASE) IN CASH	(9,473,466)	2,401,926

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,225,659	637,804

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,752,193	$3,039,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$53,031	$261,627
Capital expenditures in accounts payable	$18,711	$—

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012 and 2011

NOTE 1    .    NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC and subsidiary (the Company) is a South Dakota limited liability company located in Wentworth, South Dakota. The Company was organized by investors to provide a portion of the corn supply for a 40 million-gallon (annual nameplate capacity) ethanol plant, owned by Dakota Ethanol, LLC (Dakota Ethanol). The Company sells ethanol and related products to customers located in North America.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three and ninth months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for a full year.

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
September 30, 2012 and 2011

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

For transactions initiated prior to January 1, 2011, the Company applied the normal purchase and sales exemption under derivative accounting for forward purchases of corn. Corn purchase transactions initiated after December 31, 2010 are not exempted from the accounting and reporting requirements. As of September 30, 2012, the Company is committed to purchasing 2,700,000 bushels of corn on a forward contract basis with an average price of $6.40 per bushel. Dakota Ethanol has a derivative financial instrument asset of approximately $2,400,000 related to the forward contracted purchases of corn. The corn purchase contracts represent 15% of the annual plant corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At September 30, 2012, we are committed to purchasing 60,000 MMBtu's of natural gas with an average price of $2.78 per MMBtu.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market. The natural gas purchases represent approximately 4% of the annual plant requirements.

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

Derivatives not designated as hedging instruments at September 30, 2012 and December 31, 2011 were as follows:

	Balance Sheet Classification	September 30, 2012	December 31, 2011*
Forward contracts	Current Assets	$2,457,224	$38,213
Futures contracts	Current Assets	$272,313	$1,012,825
Forward contracts	(Current Liabilities)	$(4,865)	$(1,264,918)
Futures contracts	(Current Liabilities)	$(788,063)	$(983,562)
*Derived from audited financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012 and 2011

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Income	Three Months Ended September 30,
	Classification	2012	2011
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(5,076,551)	$(1,233,860)
Forward contracts	Cost of Revenues	$3,650,203	$(869,690)

	Statement of Income	Nine Months Ended September 30,
	Classification	2012	2011
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(5,551,028)	$647,376
Forward contracts	Cost of Revenues	$2,891,825	$(3,996,370)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012 and 2011

NOTE 3.     INVENTORY

Inventory consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011*
Raw materials	$6,758,863	$7,617,243
Finished goods	2,561,110	1,283,093
Work in process	1,021,883	901,551
Parts inventory	991,761	878,564
	$11,333,617	$10,680,451

*Derived from audited financial statements.

NOTE 4.    SHORT-TERM NOTE PAYABLE

Dakota Ethanol has a revolving promissory note from First National Bank of Omaha (FNBO) in the amount of $10,000,000. The note expires on May 1, 2013 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at 315 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.40% at September 30, 2012. There is a commitment fee of 0.25% on the unused portion of the $10,000,000 availability. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down the balance or any shortfall is drawn upon the note as needed. The note is collateralized by the ethanol plant, its accounts receivable and inventory. On both September 30, 2012, Dakota Ethanol had $0 outstanding and $10,000,000 available to be drawn on the revolving promissory note under the borrowing base. On December 31, 2011, Dakota Ethanol had $0 outstanding and $10,000,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 5.    LONG-TERM NOTES PAYABLE

Dakota Ethanol has a long-term note payable to FNBO (Term Note 5).

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. We are in compliance with our financial covenants as of September 30, 2012.

Term Note 5 is a reducing revolving note with an availability of $5,000,000. Interest on the outstanding principal balance will accrue at 315 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.40% at September 30, 2012. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess an unused commitment fee of 0.25% on the unused portion of the note. Term Note 5 has a reducing feature through which the available amount of the note is reduced by $500,000 on the anniversary of the note starting May 1, 2013. The note matures on May 1, 2017. On September 30, 2012 and December 31, 2011, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

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
September 30, 2012 and 2011

The note to FDDC, originally for $200,000, has a fixed interest rate of 5.5%. The note requires monthly installments of $3,820 and matures on May 22, 2014. The note is secured by the oil extraction equipment.

The balances of the notes payable are as follows:

	September 30, 2012	December 31, 2011*
Note payable to First National Bank, Omaha
Term Note 5	$—	$—
Note payable - Land	—	112,500
Note payable - REED	360,314	513,210
Note payable - FDDC	72,848	103,519
Note payable - Other	83,004	104,426
	516,166	833,655

Less current portion	(285,158)	(387,489)

	$231,008	$446,166

*Derived from audited financial statements

Minimum principal payments are estimated as follows:

Years Ending September 30,	Amount
2013	$285,158
2014	209,210
2015	21,798

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
September 30, 2012 and 2011

value utilizing Level 2 inputs. For these contracts, the Company obtains fair value measurements from local grain terminal bid values. The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based off the CBOT markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
September 30, 2012

Assets:
Derivative financial instruments, futures contracts	$272,313	$272,313	$—	$—
forward contracts	$2,457,224	$—	$2,457,224	$—

Liabilities:
Derivative financial instruments, futures contracts	$(788,063)	$(788,063)	$—	$—
forward contracts	$(4,865)	$—	$(4,865)	$—

December 31, 2011*

Assets:
Derivative financial instruments, futures contracts	$1,012,825	$1,012,825	$—	$—
forward contracts	$38,213	$—	$38,213	$—

Liabilities:
Derivative financial instruments, futures contracts	$(983,562)	$(983,562)	$—	$—
forward contracts	$(1,264,918)	$—	$(1,264,918)	$—
*Derived from audited financial statements.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2012.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012 and 2011

The carrying amount of long-term obligations (level 3) at September 30, 2012 of $611,577 had an estimated fair value of approximately $612,650 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2011 of $929,066 had an estimated fair value of approximately $930,139 based on estimated interest rates for comparable debt.

NOTE 7.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 7% interest in RPMG, and Dakota Ethanol has entered into an ethanol marketing agreement with RPMG for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by Dakota Ethanol.  The marketing fees are included in net revenues.
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
Sales and marketing fees related to the agreements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales ethanol	$26,390,388	$30,991,989	$74,144,372	$90,932,374
Sales distiller's grains and corn oil	2,403,627	3,120,057	5,488,648	6,766,808

Marketing fees ethanol	43,561	54,257	136,185	172,048
Marketing fees distillers grains and corn oil	12,909	21,131	32,076	58,444

	September 30, 2012	December 31, 2011
Amounts due included in accounts receivable	$2,889,091	$3,142,616
NOTE 8.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Construction Projects - Dakota Ethanol has entered into agreements for the upgrading of the plant control system . The total value of the project is approximately $900,000. As of September 30, 2012, Dakota Ethanol has paid $554,000, with $346,000 yet to be completed. The control system is expected to be completed during the fourth quarter of 2012. Dakota Ethanol plans to pay for the project through short-term financing and cash flows from operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2012, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2011, included in the Company's Annual Report on Form 10-K for 2011.

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

Our revenue is derived from the sale and distribution of our ethanol, distillers grains and corn oil.  The ethanol plant currently operates in excess of its nameplate capacity, producing approximately 47 million gallons of ethanol per year.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. We have engaged Renewable Products Marketing Group, Inc. ("RPMG") to market all of the ethanol and corn oil that we produce at the plant. Further, RPMG, Inc. markets all of the distillers grains that we produce that we do not market internally to local customers.

In May 2012, our board of managers declared and paid a distribution to our members of $0.05 per capital unit for a total distribution of $1,481,000.

We have an ethanol marketing agreement with RPMG, a professional third party marketer, which is the sole marketer of our ethanol. We are an equity owner of RPMG which allows us to realize favorable marketing fees in the sale of our ethanol, distillers grains and corn oil. On August 27, 2012, we executed an amended marketing agreement with RPMG. The Member Amended and Restated Ethanol Marketing Agreement (the "RPMG Agreement") was effective starting on October 1, 2012. Prior to October 1, 2012, we marketed our ethanol through RPMG pursuant to our previous ethanol marketing agreement. The RPMG Agreement changes the manner in which certain costs and capital requirements are allocated between the owners of RPMG. Further, the RPMG Agreement provides that we can sell our ethanol either through an index arrangement or at a fixed price agreed to between us and RPMG. The term of the RPMG Agreement is perpetual, until it is terminated according to the RPMG Agreement. The primary reasons the RPMG Agreement would terminate are if we cease to be an owner of RPMG, if there is a breach of the RPMG Agreement which is not cured, or if we give advance notice to RPMG that we wish to terminate the RPMG Agreement. Notwithstanding our right to terminate the RPMG Agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after the termination. Further, following the termination we agreed to accept an assignment of certain railcar leases which RPMG has secured to service our ethanol sales. If the RPMG Agreement is terminated, it would trigger a redemption by RPMG of our ownership interest in RPMG.

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

In the past, the ethanol industry was impacted by the Volumetric Ethanol Tax Credit ("VEETC") which is frequently referred to as the blenders' credit. The blenders' credit expired on December 31, 2011 and was not renewed. The blenders' credit provided a tax credit of 45 cents per gallon of ethanol that is blended with gasoline. The VEETC may have resulted in fuel blenders using more ethanol than was required pursuant to the Renewable Fuels Standard ("RFS") which may have increased demand for ethanol. Management believes that despite the expiration of VEETC, ethanol demand will be maintained provided the ethanol use requirement of the RFS continues. The RFS requires that a certain amount of renewable fuels must be used in the United States each year.

In August 2012, governors from eight states filed formal requests with the EPA to waive the requirements of the RFS. These waiver requests are subject to a public comment period which expired on October 11, 2012. Currently, the EPA is considering the waiver requests and the comments that it received. If the waiver requests are approved by the EPA, it could lead to a significant decrease in demand for ethanol which could negatively impact our operations and profitability.

Many in the ethanol industry believe that it would not be possible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. In February, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. Finally, in June 2012, the EPA issued its final approval for sales of E15. Although these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. In addition, sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label for E15 that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

United States ethanol production was previously benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. On December 31, 2011, this tariff expired. Due to higher ethanol prices and the elimination of the tariff imposed on ethanol imported into the United States, ethanol imports have increased during our 2012 fiscal year. These ethanol imports have increased the ethanol supply in the United States which has negatively impacted ethanol prices. Further, these ethanol imports have come at a time when ethanol demand has been lower which has magnified the negative impact of these ethanol imports.

Results of Operations

Comparison of the Fiscal Quarters Ended September 30, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal quarters ended September 30, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$34,424,396	100.0	$37,567,181	100.0

Cost of Revenues	33,114,047	96.2	34,008,510	90.5

Gross Profit	1,310,349	3.8	3,558,671	9.5

Operating Expense	649,491	1.9	759,043	2.0

Income from Operations	660,858	1.9	2,799,628	7.5

Other Income	39,724	0.1	428,770	1.1

Net Income	$700,582	2.0	$3,228,398	8.6

Revenues

Revenue from ethanol sales decreased by approximately 15% during our third quarter of 2012 compared to the same period of 2011. Revenue from distillers grains increased by approximately 28% during our third quarter of 2012 compared to the same period of 2011. Revenue from corn oil decreased by approximately 23% during our third quarter of 2012 compared to the same period of 2011.

Ethanol

Our ethanol revenue was approximately $4.6 million less during our third quarter of 2012 compared to our third quarter of 2011, a decrease of approximately 15%. This decrease in ethanol revenue was due to a decrease in the average price we received for our ethanol of approximately $0.32 per gallon, a decrease of approximately 12%, during our third quarter of 2012 compared to our third quarter of 2011. Management attributes this decrease in ethanol prices with lower ethanol demand along with continued high ethanol stocks during our third quarter of 2012 compared to the same period of 2011. Further, the demand for gasoline generally was lower during this period.

In addition to this decrease in ethanol prices, ethanol sales were lower during our third quarter of 2012 compared to the same period of 2011. Our total ethanol sales during our third quarter of 2012 were approximately 3% less than during the same period of 2011, a decrease of approximately 375,000 gallons. Management attributes this decrease in ethanol sales with more plant downtime which resulted in decreased total ethanol production and increased ethanol inventory. Management anticipates that ethanol sales will be comparable to prior years going forward.

Distillers Grains

Our total distillers grains revenue increased for our third quarter of 2012 compared to the same period of 2011. We sold less distillers grains in the dried form during our third quarter of 2012 compared to the same period of 2011. For our third quarter of 2012, we sold approximately 26% of our total distillers grains in the dried form and approximately 74% of our total distillers grains in the modified/wet form. For our third quarter of 2011, we sold approximately 37% of our total distillers grains in the dried form and approximately 63% of our total distillers grains in the modified/wet form. This change in the composition of our distillers grains sales was due to market conditions, including increased local demand. The average price we received for our dried distillers grains was approximately 24% greater during our third quarter of 2012 compared to the same period of 2011, an increase of approximately $39 per ton. The average price we received for our modified/wet distillers grains was approximately 51% greater for our third quarter of 2012 compared to the same period of 2011, an increase of approximately $86 per ton. Management attributes this increase in the selling price of our distillers grains with increased corn prices and correspondingly increased distillers grains demand. Since distillers grains are typically used as a feed substitute for corn, as the price of corn increases, the price of and demand for distillers grains typically also increase. In June 2012, following eighteen months of investigation, the Chinese dropped their anti-dumping complaint with respect to distillers grains produced in the United States. While the United States ethanol industry did not expect the Chinese to adopt a significant tariff on distillers grains due to China's rising demand for animal feed, the uncertainty that resulted from the antidumping investigation may have reduced distillers grains exports to China. Management anticipates that due to the termination of the anti-dumping investigation, distillers grains exports to China will increase, especially due to recent increases in corn prices. Rising distillers grains demand from China may lead to higher market prices for distillers grains in the United States.

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

Corn Oil

Our total pounds of corn oil sold decreased by approximately 13% during our third quarter of 2012 compared to the same period of 2011, a decrease of approximately 296,000 pounds, primarily due to more plant downtime and an effort to improve production efficiency which can result in decreased corn oil production. Management anticipates that corn oil production will continue to be variable based on the total production of ethanol at our plant. In addition to the decrease in pounds of corn oil sold, the average price we received for our corn oil decreased by approximately 12% for our third quarter of 2012 compared to the same period of 2011, a decrease of approximately $0.05 per pound. This decrease in market corn oil prices was primarily due to lower market corn oil demand, in part due to decreased biodiesel production. The biodiesel industry met its biodiesel use requirement under the RFS in the fall of 2012 and the biodiesel industry has significantly decreased production after the RFS was met. Management anticipates corn oil prices will be relatively flat in the foreseeable future depending on whether corn oil demand increases and whether this increase in demand is offset by additional corn oil supply.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas. Our cost of revenues relating to corn was approximately 2% higher for our third quarter of 2012 compared to the same period of 2011. Our average cost per bushel of corn increased by approximately 2% for our third quarter of 2012 compared to our third quarter of 2011. Management attributes the increase in corn prices with higher market corn prices due to decreased corn production resulting from this summer's drought, as well as a smaller corn carryover from the prior year. While we believe that we will be able to secure the corn we need to operate the ethanol plant during the remaining quarter of our 2012 fiscal year and into our 2013 fiscal year, we have been seeing increased competition for corn in our local market. We have seen other corn users expanding the area in which they purchase corn due to lower corn production to our south which can increase the price we pay for corn.

We used approximately the same number of bushels of corn during our third quarter of 2012 compared to the same period of 2011. Management anticipates that our corn consumption will remain at current levels into the foreseeable future.

Our cost of revenues related to natural gas decreased by approximately $489,000, a decrease of approximately 31%, for our third quarter of 2012 compared to our third quarter of 2011. This decrease was due to a decrease in market natural gas prices during our third quarter of 2012 compared to the same period of 2011. Our average cost per MMBtu of natural gas during our third quarter of 2012 was the approximately 31% less per MMBtu compared to the price for our third quarter of 2011. The decrease in market price of natural gas was due to strong natural gas supplies and production. Management anticipates that natural gas prices will remain at their current low levels compared to prior years due to steady natural gas demand, strong supplies of natural gas and increased natural gas production. We anticipate higher natural gas prices during the winter months due to increased natural gas demand for heating needs which typically results in premium natural gas pricing during the winter months.

We used the same number of MMBtus of natural gas during our third quarter of 2012 compared to the same period of 2011. Management anticipates that our natural gas consumption will remain at current levels into the foreseeable future.

Operating Expense

Our operating expenses were lower for our third quarter of 2012 compared to the same period of 2011 due primarily to decreases in professional and environmental compliance fees and wages and bonuses.

Other Income and Expense

Our interest expense was lower for our third quarter of 2012 compared to the same period of 2011 because we had less debt outstanding and lower interest rates. We had less interest income during our third quarter of 2012 compared to the same period of 2011 due to having less cash on hand and lower interest rates.

Comparison of the Nine Months Ended September 30, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the nine months ended September 30, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$97,273,527	100.0	$109,967,989	100.0

Cost of Revenues	95,231,086	97.9	95,651,902	87.0

Gross Profit	2,042,441	2.1	14,316,087	13.0

Operating Expense	2,176,884	2.2	2,273,070	2.1

Income (Loss) from Operations	(134,443)	(0.1)	12,043,017	11.0

Other Income	72,462	0.1	492,525	0.4

Net Income (Loss)	$(61,981)	(0.1)	$12,535,542	11.4

Revenues

Revenue from ethanol sales decreased by approximately 18% during the nine months ended September 30, 2012 compared to the same period of 2011. Revenue from distillers grains increased by approximately 26% during the nine months ended September 30, 2012 compared to the same period of 2011. Revenue from corn oil decreased by approximately 8% during the nine months ended September 30, 2012 compared to the same period of 2011.

Ethanol

Our ethanol revenue was approximately $16,752,000 less during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, a decrease of approximately 18%. The average price we received for our ethanol decreased by approximately 15% for the nine months ended September 30, 2012 compared to the same period of 2011, a decrease of approximately $0.36 per gallon of ethanol sold. Our total gallons of ethanol sold during the nine months ended September 30, 2012 were approximately 5% less than during the same period of 2011, a decrease of approximately 1,687,000 gallons. This decrease was due in part to particularly high ethanol sales in 2011 that resulted from ethanol that we carried over from December 2010 into January 2011.

Distillers Grains

Our total distillers grains revenue increased by approximately $4,188,000 for the nine months ended September 30, 2012 compared to the same period of 2011. We sold fewer tons of distillers grains during nine months ended September 30, 2012, however the prices we received for our distillers grains were significantly higher for the nine months ended September 30, 2012 compared to the same period of 2011. The average price we received for our dried distillers grains increased by approximately $58 per ton, an increase of approximately 41%, for the nine months ended September 30, 2012 compared to the same period of 2011. The average price we received for our modified/wet distillers grains increased by approximately $47 per ton, an increase of approximately 28%, for the nine months ended September 30, 2012 compared to the same period of 2011. Additionally, from 2011 to 2012, our distillers grain production continued to shift from distillers grains produced in the dried form to distillers grains produced in the modified/wet form. For the nine months ended September 30, 2012, we sold approximately 15% of our distillers grains in the dried form and approximately 85% in the modified/wet form. During the nine months ended September 30, 2011, we sold approximately 27% of our distillers grains in the dried form and approximately 73% in the modified/wet form.

Corn Oil

Our total pounds of corn oil sold increased by approximately 2% during the nine months ended September 30, 2012 compared to the same period of 2011 due to improved efficiency in operating our corn oil extraction equipment. Offsetting this increase in production, the average price we received for our corn oil decreased by approximately 9% for the nine months ended September 30, 2012 compared to the same period of 2011.

Cost of Revenues

Our cost of revenues related to corn was approximately 4% higher for the nine months ended September 30, 2012 compared to the same period of 2011. Our average cost per bushel of corn increased by approximately 6% for the nine months ended September 30, 2012 compared to the same period of 2011, an increase of approximately $0.36 per bushel of corn. We used approximately 2% fewer bushels of corn during the nine months ended September 30, 2012 compared to the same period of 2011.

Our cost of revenues related to natural gas decreased by approximately $1,482,000, a decrease of approximately 30%, for the nine months ended September 30, 2012 compared to the same period of 2011. Our average cost per MMBtu of natural gas during the nine months ended September 30, 2012 was approximately 29% lower compared to the nine months ended September 30, 2011, a decrease of approximately $1.38 per MMBtu of natural gas. We used approximately 2% less natural gas during the nine months ended September 30, 2012 compared to the same period of 2011. This decrease was due to decreased production of dried distillers grains and a warmer winter.

Operating Expense

Our operating expenses decreased by approximately 4%, or $96,000, for the nine months ended September 30, 2012 compared to the same period of 2011. This decrease was due primarily to decreases in professional and environmental compliance fees and wages and bonuses.

Other Income and Expense

Our interest expense was lower for the nine months ended September 30, 2012 compared to the same period of 2011 because we had significantly less debt outstanding. We also had less interest income during the nine months ended September 30, 2012 compared to the same period of 2011 due to lower interest rates and having less cash on hand during the 2012 period.

Changes in Financial Condition for the Nine Months Ended September 30, 2012

Current Assets

Our current assets were lower at September 30, 2012 compared to December 31, 2011 primarily due to decreased cash on hand and receivables. The decrease in our cash on hand is tied partially to recent changes in corn prices impacting our derivative investments and partially to tighter operating margins which has effected our profitability and also to the reduction of the deferred corn payment liability at the end of December. The amount we had due from our commodities broker was higher at September 30, 2012 compared to December 31, 2011 because we were required to hold more cash in our margin account with our commodities broker due to greater unrealized losses on our risk management positions.

Property and Equipment

Our net property and equipment was slightly lower at September 30, 2012 compared to December 31, 2011 as a result of regular depreciation of our equipment. We had approximately $554,000 in construction in progress at September 30, 2012 due to our plant scale upgrade project and our plant control systems upgrade project.

Current Liabilities

Our accounts payable were lower at September 30, 2012 compared to December 31, 2011 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes which increases our accounts payable. These deferred payments were made early in our first quarter of 2012. The current portion of our notes payable was lower at September 30, 2012 compared to December 31, 2011 because we repaid our land purchase promissory note early which was included in the current portion of our notes payable, along with our continuing payments on our subordinated debt.

Long-Term Liabilities

Our long-term liabilities were lower at September 30, 2012 compared to December 31, 2011 because of our continuing payments on our various long-term promissory notes.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of September 30, 2012, we had $0 outstanding and $15,000,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Net cash (used in) provided by operating activities	$(6,812,786)	$11,455,451
Net cash (used in) provided by investing activities	(862,191)	961,189
Net cash (used for) financing activities	(1,798,489)	(10,014,714)

Cash Flow From Operations. Our operating activities used more cash during the nine months ended September 30, 2012 compared to the same period of 2011, primarily due to decreased net income during the 2012 period. We also used more cash to pay down accounts payable and for margin calls related to our derivative instruments during the nine months ended September 30, 2012.

Cash Flow From Investing Activities. Our investing activities used more cash during the nine months ended September 30, 2012 compared to the same period of 2011, due to our plant control and scale upgrade projects. We also purchased equipment for our lab during our 2012 fiscal year which was included in our purchases of property and equipment. We received a one-time litigation settlement payment during the 2011 period which positively impacted our cash flows during that period.

Cash Flow From Financing Activities. Our financing activities used less cash during the nine months ended September 30, 2012 compared to the same period of 2011 as a result of decreased payments on checks drawn in excess of bank balance, decreased loan payments, decreased payments on our lines of credit, and decreased distributions to our owners.

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

Short-Term Debt Sources

We have a short-term revolving promissory note with FNBO that expires on May 1, 2013. The principal amount of this short-term revolving promissory note is $10 million. However, the maximum amount we can draw on this short-term loan is limited by a borrowing base calculation, described in the May 2012 amendment, based on a percentage of our inventory and accounts receivable less certain accounts payable and letters of credit that we may have outstanding from time to time. We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 315 basis points above the one month London Interbank Offered Rate ("LIBOR"), adjusted monthly. The note is not subject to a floor. The interest rate for this loan at September 30, 2012 was 3.40%. We are required to pay a fee of 0.25% on the unused portion of the revolving promissory note. The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventories. As of September 30,

2012, we had $0 outstanding on our revolving promissory note and $10,000,000 available to be drawn.

Long-Term Debt Sources

We restructured our long-term revolving loan that we refer to as Term Note 5 in May 2012. Term Note 5 was restructured into a $5,000,000 loan with an interest rate that accrues at 315 basis points above the one month LIBOR, adjusted monthly. Term Note 5 is not subject to a floor. The credit limit on Term Note 5 reduces each year by $500,000 starting in May 2013 until the maturity date on May 1, 2017. Therefore, the funds available for us to draw on Term Note 5 will decrease each year. If in any year we have a principal balance outstanding on Term Note 5 in excess of the new credit limit, we must make a payment to FNBO such that the amount outstanding on Term Note 5 does not exceed the new credit limit. We are required to pay a fee of 0.25% on the unused portion of Term Note 5. On September 30, 2012, we had $0 outstanding and $5,000,000 available to be drawn on this loan. As of September 30, 2012, interest accrued on Term Note 5 at the rate of 3.40% per year.

We also had a long-term debt obligation related to our purchase of an additional 135 acres of land pursuant to a land purchase contract. The total cost of this additional land was $550,000. This note was paid in full on February 8, 2012.

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds.  The portion for which we are obligated is currently estimated at $172,000. Taxes levied on our property are used for paying the debt service on the bonds. We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service. The interest rate on the bonds is 7.75% annually.  The bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was approximately $1,217,000 as of September 30, 2012.

Subordinated Debt

We raised a total of $1,200,000 in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties. We secured $1,000,000 in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC). We closed on these loans on May 22, 2009. We agreed to pay 4.70% interest on the $1,000,000 loan from REED and 5.5% interest on the $200,000 FDDC loan. Both loans are amortized over a period of five years and both loans require monthly payments. The principal balance of the REED loan was approximately $360,000 as of September 30, 2012. The principal balance of the FDDC loan was approximately $73,000 as of September 30, 2012.

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

As of September 30, 2012, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FNBO, and FNBO refuses to waive the non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans.

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

Lower of cost or market accounting for inventory

With the significant change in the prices of our main inputs and outputs, the lower of cost or market analysis of inventories can have a significant impact on our financial performance.

The impact of market activity related to pricing of corn and ethanol will require us to continuously evaluate the pricing of our inventory under a lower of cost or market analysis.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.  We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We have loans that are subject to variable interest rates, however, we have no amounts outstanding on these loans at this time. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $1.4 million related to derivative instruments for the quarter ended September 30, 2012. We recorded a decrease to our cost of revenues of approximately $2.1 million related to derivative instruments for the quarter ended September 30, 2011. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of September 30, 2012, we were committed to purchasing approximately 2.7 million bushels of corn with an average price of $6.40 per bushel. These corn purchases represent approximately 15% of our expected corn usage for the next 12 months As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of September 30, 2012, we were committed to purchasing approximately 60,000 MMBtus of natural gas during our 2012 fiscal year, with an average price of approximately $2.78 per MMBtu. The natural gas purchases represent approximately 4% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2012, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2012. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$10,535,000
Corn	15,327,312	Bushels	10%	$11,250,247
Natural Gas	1,340,000	MMBTU	10%	$355,100

For comparison purposes, our sensitivity analysis for our 2011 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$10,192,000
Corn	15,065,059	Bushels	10%	$9,340,337
Natural Gas	1,220,000	MMBTU	10%	$435,540

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If the ethanol use requirement of the Federal Renewable Fuels Standard ("RFS") is reduced or eliminated, it may negatively impact our profitability. The RFS requires that an increasing amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol we produce, can be used to meet a portion of the RFS requirement. In August 2012, governors from eight states petitioned the EPA for a waiver of the RFS requirement. The EPA is currently considering this waiver request. If the EPA decides to reduce or waive the RFS requirement, it may lead to a significant decrease in ethanol demand which could negatively impact our profitability and the value of our units.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Dakota Ethanol, L.L.C. dated August 27, 2012. *+
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith
+ Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	November 13, 2012	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2012	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)