Form 10-K
period 2012-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2013-03-29
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2012, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's membership units held by non-affiliates of the registrant was $14,218,375 computed by reference to the most recent public offering price on Form S-4.

As of March 29, 2013, there were 29,620,000 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2012). This information statement is referred to in this report as the 2013 Information Statement.

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

We have an ethanol marketing agreement with RPMG, Inc. ("RPMG"), a professional third party marketer, which is the sole marketer of our ethanol. We are an equity owner of Renewable Products Marketing Group, LLC ("RPMG, LLC") which allows us to realize favorable marketing fees in the sale of our ethanol, distillers grains and corn oil. On August 27, 2012, we executed an amended marketing agreement with RPMG. The Member Amended and Restated Ethanol Marketing Agreement (the "RPMG Agreement") was effective starting on October 1, 2012. Prior to October 1, 2012, we marketed our ethanol through RPMG pursuant to our previous ethanol marketing agreement. The RPMG Agreement changes the manner in which certain costs and capital requirements are allocated between the owners of RPMG, LLC. Further, the RPMG Agreement provides that we can sell our ethanol either through an index arrangement or at a fixed price agreed to between us and RPMG. The term of the RPMG Agreement is perpetual, until it is terminated according to the RPMG Agreement. The primary reasons the RPMG Agreement would terminate are if we cease to be an owner of RPMG, LLC, if there is a breach of the RPMG Agreement which is not cured, or if we give advance notice to RPMG that we wish to terminate the RPMG Agreement. Notwithstanding our right to terminate the RPMG Agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after the termination. Further, following the termination we agreed to accept an assignment of certain railcar leases which RPMG has secured to service our ethanol sales. If the RPMG Agreement is terminated, it would trigger a redemption by RPMG, LLC of our ownership interest in RPMG, LLC.

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

Product	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Ethanol	75%	82%	84%
Distillers Grains	22%	15%	14%
Corn Oil	3%	3%	2%

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

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. We primarily produce distillers grains in two forms, modified/wet distillers grains and dried distillers grains. Modified/wet distillers grains have a higher moisture content than dried distillers grains. Our modified/wet distillers grains are used primarily in our local market because they have a shorter shelf life and are more expensive to transport than dried distillers grains. During our 2012 fiscal year, approximately 84% of the distillers grains we sold were in the modified/wet form and approximately 16% were in the dried form.

Corn Oil

We operate corn oil extraction equipment which allows us to separate some of the corn oil contained in our distillers grains. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. However, corn oil can be used as the feedstock to produce biodiesel and has other industrial and feed uses.

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market. However, during 2011, the United States ethanol industry experienced increased ethanol exports to Brazil, the European Union and Canada. These exports decreased during 2012. In 2011, the European Union launched anti-dumping and anti-subsidy investigations related to ethanol exports from the United States. In August 2012, the European Union concluded the anti-subsidy investigation and decided not to impose a tariff related to the anti-subsidy portion of the investigation due to the fact that the VEETC blenders credit had expired. However, the European Union decided to impose a 9.6% tariff on ethanol imported from the United States based on the anti-dumping portion of the investigation. Management anticipates that this will result in decreased ethanol exports to Europe.

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

Distillers Grains

Distillers grains are primarily used as an animal feed substitute. Distillers grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. We market a portion of our distillers grains through a third-party marketer and we market a portion of our distillers grains directly into our local market without the assistance of a third party marketer. We believe that nearly all of our distillers grains are sold to consumers in the United States. However, distillers grains exports have increased in recent years as distillers grains have become a more accepted animal feed substitute. During 2010, China significantly increased its distillers grains imports as China continues to expand its animal feeding industry and as Chinese consumers increased their meat consumption. However, late in 2010, China instituted an investigation of the United States distillers grains industry based on claims that the United States was dumping distillers grains in China. In June 2012, the Chinese dropped this anti-dumping investigation without imposing a tariff on distiller grains produced in the United States. Management anticipates that this will clear the way for increased distiller grains exports to China. Other key importers of distillers grains are Mexico, Canada and Vietnam. Despite the recent increases in distillers grains exports, we anticipate that the vast majority of our distillers grains will continue to be sold in the domestic market due to our plant's location. Further, management anticipates that we will continue to sell a large proportion of our distillers grains in the modified/wet form which is marketed locally.

Distribution of Principal Products

Ethanol Distribution

As discussed above, RPMG markets all of our ethanol. Due to the fact that we are an owner of RPMG, LLC, we pay RPMG a fee to market our ethanol based on RPMG's actual cost to market our ethanol.

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

We market a portion of our distillers grains to our local market without the use of an external marketer. Currently, we market approximately 86% of our distillers grains internally. Shipments of these products are made to local markets by truck. This has allowed us to sell less distillers grains in the form of dried distillers grains which has decreased our natural gas usage and increased our revenues from the sale of distillers grains.

Corn Oil Distribution

We market all of our corn oil through RPMG, which is the same entity that markets our ethanol and distillers grains. Our corn oil marketing agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed. We agreed to pay RPMG a commission based on each pound of our corn oil that is sold by RPMG.

New Products and Services

We did not introduce any new products or services during our 2012 fiscal year.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a license by Broin and Associates, Inc., the company that designed and built the ethanol plant, to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by Broin was included in the amount we paid Broin to design and build our ethanol plant.

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

Corn prices have been volatile in recent years due to changes in supply and demand as well as yield and production fluctuations that have had a significant impact on corn prices. Corn prices have been higher due to lower corn carryover in 2010, 2011 and 2012 along with strong corn demand. Corn prices have typically fluctuated based on supply and demand factors as well as weather conditions that affect corn yields, both nationally and within our local corn market.

Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. We anticipate purchasing corn from third parties should our members fail to supply us with enough corn to operate the ethanol plant at capacity.

We have an agreement with John Stewart & Associates ("JS&A") to provide us with consulting services related to our risk management strategy. We pay JS&A a fee of $2,500 per month to assist us in making risk management decisions regarding our commodity purchases. The agreement renews on a month-to-month basis.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our credit facilities with our primary lender, FNBO. For our 2013 fiscal year, we anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2013 fiscal year and beyond.

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

Our Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distillers grains and corn oil customers and raw material suppliers. As of March 21, 2013, the Renewable Fuels Association estimates that there are 211 ethanol production facilities in the United States with capacity to produce approximately 14.7 billion gallons of ethanol per year. According to RFA estimates, approximately 12% of the ethanol production capacity in the United States was not operating as of March 21, 2013. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction (MMgy)	Percent of Total
Archer Daniels Midland	1,720	—	12%
POET Biorefining	1,629	—	11%
Valero Renewable Fuels	1,130	—	8%
Green Plains Renewable Energy	730	—	5%
Updated: March 21, 2013

The products that we produce are commodities. Since our products are commodities, there are typically no significant differences between the products we produce and the products of our competitors that would allow us to distinguish our products in the market. As a result, competition in the ethanol industry is primarily based on price and consistent fuel quality.

We have experienced increased competition from oil companies who have started purchasing ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Finally some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices. The drought that occurred during the summer of 2012 led to some areas of the United States with very poor corn crops and other areas with plentiful corn crops. Ethanol producers that own production facilities in different areas of the United States may reduce their risk of experiencing higher feedstock prices due to localized corn shortages.

The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012. These increased ethanol imports were likely the result of the expiration of the tariff on imported ethanol which expired on December 31, 2011. This increased competition from ethanol imports may have negatively impacted demand for ethanol produced in the United States which management believes led to lower operating margins in 2012.

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. There are several commercial scale cellulosic ethanol production facilities in the construction phase which may be completed during 2013. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Distillers Grains Competition

Our ethanol plant competes with other ethanol producers in the production and sales of distillers grains. Distillers grains are primarily used as an animal feed supplement which replaces corn and soybean meal. As a result, we believe that distillers grains prices are positively impacted by increases in corn and soybean prices. In addition, in recent years the United States ethanol industry has increased exports of distillers grains which management believes has positively impacted demand and prices for distillers grains in the United States. In the event these distillers grains exports decrease, it could lead to an oversupply of distillers grains. This could result in increased competition among ethanol producers for sales of distillers grains which could negatively impact distillers grains prices in the United States.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol, distillers grains and corn oil.

Governmental Regulation

Federal Ethanol Supports

The primary federal policy that supports the ethanol industry is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. However, the RFS requirement for corn-based ethanol, such as the ethanol we produce, is capped at 15 billion gallons starting in 2015. For 2012, the RFS for corn-based ethanol was approximately 13.2 billion gallons. Current ethanol production capacity exceeds the 2013 RFS requirement which can be satisfied by corn based ethanol. The RFS for 2013 for corn-based ethanol is 13.8 billion gallons.

Many in the ethanol industry believe that it will not be possible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard (non-flex fuel) vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed before E15 became available in the marketplace. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 could be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. Finally, in June 2012, the EPA issued its final approval for sales of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. In addition, sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

In August 2012, governors from six states filed formal requests with the EPA to waive the requirements of the RFS. The waiver request was denied by the EPA on November 16, 2012 so the RFS remains in effect. However, management anticipates that the groups supporting the waiver will increase their efforts to have Congress repeal the RFS since the waiver request failed. While management does not anticipate that efforts to repeal the RFS will be successful due to the composition of the Congress, it is possible that the RFS could be adjusted by Congress in the future which could negatively impact the ethanol industry.

In the past, the ethanol industry was impacted by the Volumetric Ethanol Tax Credit ("VEETC") which is frequently referred to as the blenders' credit. The blenders' credit for ethanol expired on December 31, 2011 and was not renewed. The ethanol blenders' credit provided a tax credit of 45 cents per gallon of ethanol that was blended with gasoline. In the past, VEETC may have resulted in fuel blenders using more ethanol than was required pursuant to the RFS which may have increased demand for ethanol. Management believes that despite the expiration of VEETC, ethanol demand will be maintained provided the ethanol use requirement of the RFS continues. However, fuel blenders may only use enough ethanol to meet the RFS requirement, as opposed to blending additional ethanol that is not required by the RFS, without this federal tax incentive.

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

In the past, United States ethanol production was benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. On December 31, 2011, this tariff expired. Due in part to the elimination of the tariff imposed on ethanol imported into the United States, ethanol imports increased significantly during our 2012 fiscal year. These ethanol imports increased the ethanol supply in the United States which negatively impacted ethanol prices. Further, these ethanol imports came at a time when ethanol demand was lower which magnified the negative impact of these ethanol imports.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis. Many in the ethanol industry believe that the lifecycle greenhouse gas analysis used by California unfairly impacts corn based ethanol. On December 29, 2011, a federal court in California ruled that the California LCFS was unconstitutional. This ruling halted implementation of the California LCFS for a period of time. However, in April 2012, a federal appeals court reviewing the case decided to allow California to continue to implement the LCFS until the federal court of appeals could decide the case. Oral arguments regarding the constitutionality of the California LCFS were presented to the federal appeals court on October 16, 2012 and a decision is expected in the near future. The California LCFS may prevent us from selling our ethanol in California. California represents a significant ethanol demand market. If we are unable to sell our ethanol in California, it may negatively impact our ability to profitably operate the ethanol plant.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations, and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to operate the plant. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional permits or spend considerable resources on complying with such regulations. In addition, we may be required to purchase and install equipment for controlling and improving emissions. During our 2012 fiscal year, our costs of environmental compliance were approximately $125,000. We anticipate that our environmental compliance costs will be approximately $125,000 during our 2013 fiscal year.

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

Employees

As of December 31, 2012, we had a total of 38 full-time employees. We do not expect to hire a significant number of employees in the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2012, 2011 and 2010 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer which decides where the majority of our products are marketed and we have no control over the marketing decisions made by our third-party professional marketer. Therefore, some of our products may be sold outside of the United States based on decisions made by our marketer.

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

Risks Relating to Our Business

If the ethanol use requirement of the Federal Renewable Fuels Standard ("RFS") is reduced or eliminated, it may negatively impact our profitability. The RFS requires that an increasing amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol we produce, can be used to meet a portion of the RFS requirement. In August 2012, governors from six states petitioned the EPA for a waiver of the RFS requirement. While the EPA denied the waiver request on November 16, 2012, management anticipates that opponents of the RFS will continue their efforts to repeal the RFS, either through lawsuits or actions by Congress. If ethanol's opponents are successful in reducing or eliminating the RFS, it may lead to a significant decrease in ethanol demand which could negatively impact our profitability and the value of our units.

The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at the high levels previously experienced by the ethanol industry. Our only source of revenue comes from sales of our ethanol, distillers grains and corn oil. The primary raw materials we use to produce our ethanol, distillers grains and corn oil are corn and natural gas. In order to operate the ethanol plant profitably, we must maintain a positive spread between the revenue we receive from sales of our products and our corn and natural gas costs. This spread between the market price of our products and our raw material costs has been volatile in the past, and management anticipates that this spread will likely continue to be volatile in the future. Management expects continued tight operating margins during our 2013 fiscal year. If we were to experience a period of time where this spread is negative, and the negative margins continue for an extended period of time, it may prevent us from profitably operating the ethanol plant which could decrease the value of our units.

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. Due to tighter corn supplies, many ethanol producers are experiencing difficulty securing the corn they require to operate. Lack of corn availability may result in some ethanol producers reducing or terminating production, even if operating margins are favorable due to the lack of corn availability. Lack of corn availability has increased the price we have to pay for corn and may reduce the number of bushels that we can purchase. If we are unable to secure the corn we require to continue to operate the ethanol plant, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

Our revenue will be greatly affected by the price at which we can sell our ethanol, distillers grains and corn oil. Our ability to generate revenue is dependent on our ability to sell the ethanol, distillers grains and corn oil that we produce. Ethanol, distillers grains and corn oil prices can be volatile as a result of a number of factors. These factors include overall supply and demand, the market price of corn, the market price of gasoline, level of government support, general economic conditions and the availability and price of competing products. Ethanol, distillers grains and corn oil prices tend to fluctuate based on changes in energy prices and other commodity prices, such as corn and soybean meal. Should we experience decreasing ethanol, distillers grain and corn oil prices, particularly if corn and natural gas prices remain high, we may not be able to profitably operate the ethanol plant. If we experience lower prices for our products for a significant period of time, the value of our units may be negatively affected.

Our business is not diversified. Our success depends on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distillers grains and corn oil. If economic or political factors adversely affect the market for ethanol, distillers grains and corn oil, we may not be able to continue our operations. Our business would also be significantly harmed if our ethanol plant could not operate at full capacity for any extended period of time, which could reduce or eliminate the value of our units.

Our inability to secure credit facilities we may require in the future may negatively impact our liquidity. Due to current conditions in the credit markets, it has been difficult for businesses to secure financing. While we do not currently require more financing than we have, in the future we may need additional financing. Our $10 million line of credit will need to be renewed in May 2013. We plan to renew this line of credit but we may be unsuccessful in doing so. If we require financing in the future and we are unable to secure such financing, or we are unable to secure the financing we require on reasonable terms, it may have a negative impact on our liquidity which could negatively impact the value of our units.

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

Our product marketer may fail to market our products at competitive prices which may cause us to operate unprofitably. RPMG is the sole marketer of all of our ethanol, corn oil and some of our distillers grains, and we rely heavily on its marketing efforts to successfully sell our products. Because RPMG sells ethanol, corn oil and distillers grains for a number of other producers, we have limited control over its sales efforts. Our financial performance is dependent upon the financial health of RPMG as most of our revenues are attributable to RPMG's sales. If RPMG breaches our marketing agreements or it cannot market all of the ethanol, corn oil and distillers grains we produce, we may not have any readily available means to sell our ethanol, corn oil and distillers grains and our financial performance could be negatively affected. While we market a portion of our distillers grains internally to local consumers, we do not anticipate that we would have the ability to sell all of the distillers grains, corn oil and ethanol we produce ourselves. If our agreements with RPMG terminate, we may seek other arrangements to sell our ethanol, corn oil and distillers grains, including selling our own product, but we may not be able to achieve results comparable to those achieved by RPMG which could harm our financial performance.

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

We may violate the terms of our loan agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our loan agreements, our primary lender could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease the value of our units.

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 134 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached this blend wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. Recently, the EPA approved the use of E15 for standard (non-flex fuel) vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably, which could reduce or eliminate the value of our units.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn-based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas of the country which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer strong incentives to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of advanced bio-fuels, such as cellulosic ethanol, must be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies which are seeking to develop commercial scale cellulosic ethanol plants. This has encouraged innovation and has led to several companies which are in the process of building commercial scale cellulosic ethanol plants. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than we are able.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

New plants under construction or decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of March 21, 2013, there are 211 ethanol plants in the United States with capacity to produce approximately 14.72 billion gallons of ethanol per year. In addition, there are 5 new ethanol plants under construction or expanding which together are estimated to increase ethanol production capacity by 158 million gallons per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 12% of the ethanol production capacity in the United States was idled as of March 21, 2013. Further, ethanol demand may not increase past approximately 13.4 billion gallons of ethanol due to the blend wall unless higher percentage blends of ethanol are approved by the EPA for use in all standard (non-flex fuel) vehicles. While the United States is currently exporting some ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

Competition from the advancement of alternative fuels may lessen demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, and electric cars or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes or based on perceived issues related to the use of corn as the feedstock to produce ethanol may affect demand for ethanol.  Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices at the pump. Some also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. Further, some consumers object to the fact that ethanol is produced using corn as the feedstock which these consumers perceive as negatively impacting food prices. These consumer beliefs could potentially be wide-spread and may be increasing as a result of recent efforts to increase the allowable percentage of ethanol that may be blended for use in vehicles. If consumers choose not to buy ethanol based on these beliefs, it would affect demand for the ethanol we produce which could negatively affect our profitability and financial condition.

If exports to Europe are decreased due to the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The European Union recently concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff of $83.03 per metric ton on ethanol which is produced in the United States and exported to Europe. If exports of ethanol to Europe decrease as a result of this tariff, it could negatively impact the market price of ethanol in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

Risks Related to Regulation and Governmental Action

The Federal Volumetric Ethanol Excise Tax Credit ("VEETC") expired on December 31, 2011 and its absence could negatively impact our profitability. The ethanol industry has historically been benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline. This excise tax credit expired on December 31, 2011. Management believes that without the ethanol blenders' credit, fuel blenders will stop blending more ethanol than is required by the Federal Renewable Fuels Standard as these fuel blenders have done in the past. This decrease in what is called discretionary blending may lead to decreased ethanol demand which could negatively impact our profitability and the value of our units.

The Secondary Tariff on Imported Ethanol expired on December 31, 2011, and its absence could negatively impact our profitability. The secondary tariff on imported ethanol was allowed to expire on December 31, 2011. This secondary tariff on imported ethanol was a 54 cent per gallon tariff on ethanol produced in certain foreign countries. This made the United States a favorable market for foreign ethanol producers to export ethanol, especially in areas of the United States which are served by international shipping ports. Ethanol imports increased significantly during 2012. This increase in ethanol imports resulted in lower demand for domestically produced ethanol. Management believes that the increase in ethanol imports may have resulted in less favorable operating margins during 2012 which negatively impacted our operations. These ethanol imports may continue which could decrease our ability to profitably operate the ethanol plant and may reduce the value of our units.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. While implementation of the California LCFS was delayed by a court ruling that the law is unconstitutional, the effect of this ruling was appealed by the State of California. The federal appeals court which is reviewing the California LCFS has allowed enforcement to continue until the court of appeals decides the case. Any decrease in ethanol demand as a result of the California LCFS regulations could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

All of Dakota Ethanol's tangible and intangible property, real and personal, serves as the collateral for debt financing with First National Bank of Omaha described below under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." We also granted a security interest in our corn oil extraction equipment in exchange for certain equipment financing we received to purchase and install this equipment.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Recent Sales of Unregistered Equity Securities

None.

Market Information

There is no public trading market for our units. Our units may only be transferred in accordance with our Capital Units Transfer System, which provides for transfers by gift to family members, upon death, and through a qualified matching service, subject to approval by our board of managers. Our qualified matching service is operated through Variable Investment Advisors, Inc., a registered broker-dealer based in Sioux Falls, South Dakota. Variable Investment Advisor's Alternative Trading System may be accessed at www.agstocktrade.com. The matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. We do not receive any compensation relating to the matching service. We have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates. So long as we remain a publicly reporting company, information about us will be publicly available through the SEC's filing system.

Unit Holders

As of March 29, 2013, the company had 29,620,000 membership units issued and outstanding and a total of approximately 1,051 unit holders.

Bid and Asked Prices

The following table contains information concerning completed unit transactions that occurred during our last two fiscal years. Our bulletin board trading system does not track bid and asked prices and therefore we only have information concerning completed unit transactions.

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2011	$1.00	$1.10	$1.05	172,500
Second Quarter 2011	0.95	1.00	0.98	40,000
Third Quarter 2011	1.00	1.07	1.01	180,000
Fourth Quarter 2011	1.50	2.01	1.76	35,000
First Quarter 2012	2.00	2.00	2.00	60,500
Second Quarter 2012	1.80	1.80	1.80	6,500
Third Quarter 2012	1.40	1.50	1.44	40,000
Fourth Quarter 2012	1.18	1.20	1.19	33,500

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

2012 Distributions

Our board of managers declared one distribution during our 2012 fiscal year. The distribution was for $0.05 per membership unit. The distribution was declared and paid in May 2012. The total amount of the distribution we paid was $1,481,000.

2011 Distributions

Our board of managers declared four distributions during our 2011 fiscal year. Each distribution was for $0.10 per membership unit for a total of $0.40 per membership unit during our 2011 fiscal year. Our distributions were declared and paid in May, July, November and December 2011. The total amount of the distributions we paid was $11,848,000.

Performance Graph

The following graph shows a comparison of cumulative total member return since January 1, 2008, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on January 1, 2008. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

COMPARISON OF CUMULATIVE TOTAL RETURN

Lake Area Corn Processors, LLC
NASDAQ Composite-Total Returns
SIC Code Index
$200
$150
$100
$50
$0
2007
2008
2009
2010
2011
2012

ASSUMES $100 ON JAN. 01, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2012

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data, which is derived from our audited financial statements for the periods indicated. The selected consolidated balance sheet financial data as of December 31, 2010, 2009 and 2008 and the selected consolidated income statement data and other financial data for the years ended December 31, 2009 and 2008 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of December 31, 2012 and 2011 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended December 31, 2012 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with (i) the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K; (ii) "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations"; and (iii) "Item 1A - Risk Factors" found elsewhere in this Form 10-K. Among other things, those items include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2012	2011	2010	2009	2008
Revenues	$132,284,993	$147,716,776	$96,716,136	$90,340,642	$111,778,588
Cost of Revenues	130,754,851	127,550,606	86,723,475	81,659,486	125,413,056
Gross Profit (Loss)	1,530,142	20,166,170	9,992,661	8,681,156	(13,634,468)
Operating Expense	2,864,188	3,074,220	2,808,663	2,957,809	3,534,274
Income (Loss) From Operations	(1,334,046)	17,091,950	7,183,998	5,723,347	(17,168,742)
Other Income (Expense)	56,565	353,596	(139,436)	(848,578)	555,293
Net Income (Loss)	$(1,277,481)	$17,445,546	$7,044,562	$4,874,769	$(16,613,449)
Capital Units Outstanding	29,620,000	29,620,000	29,620,000	29,620,000	29,620,000
Net Income (Loss) Per Capital Unit	$(0.04)	$0.59	$0.24	$0.16	$(0.56)
Cash Distributions per Capital Unit	$0.05	$0.40	$0.10	$—	$0.05

Balance Sheet Data:	2012	2011	2010	2009	2008
Working Capital	$12,286,617	$14,191,708	$6,031,369	$2,372,783	$(3,068,598)
Net Property, Plant & Equipment	25,086,125	26,473,686	29,760,568	32,445,979	34,531,667
Total Assets	65,973,079	67,431,065	62,178,421	58,625,220	58,206,448
Long-Term Obligations	166,261	489,432	1,181,410	3,923,596	5,664,276
Member's Equity	51,074,335	53,694,694	48,097,148	43,733,907	38,859,138
Book Value Per Capital Unit	$1.72	$1.81	$1.62	$1.48	$1.31

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$132,284,993	100.0	$147,716,776	100.0

Cost of Revenues	130,754,851	98.8	127,550,606	86.3

Gross Profit	1,530,142	1.2	20,166,170	13.7

Operating Expense	2,864,188	2.2	3,074,220	2.1

Income (Loss) from Operations	(1,334,046)	(1.0)	17,091,950	11.6

Other Income	56,565	—	353,596	0.2

Net Income (Loss)	$(1,277,481)	(1.0)	$17,445,546	11.8

Revenues

Revenue from ethanol sales decreased by approximately 18% during our 2012 fiscal year compared to the same period of 2011. Revenue from distillers grains sales increased by approximately 30% during our 2012 fiscal year compared to the same period of 2011. Revenue from corn oil sales decreased by approximately 10% during our 2012 fiscal year compared to the same period of 2011.

Ethanol

Our ethanol revenue was approximately $22.0 million less during our 2012 fiscal year compared to our 2011 fiscal year, a decrease of approximately 18%. This decrease in ethanol revenue was due to a decrease in the average price we received for our ethanol of approximately $0.33 per gallon, a decrease of approximately 13%, during our 2012 fiscal year compared to our 2011 fiscal year. Management attributes this decrease in ethanol prices with lower ethanol demand along with continued high ethanol supplies during our 2012 fiscal year compared to the same period of 2011. Further, the demand for gasoline generally was lower during our 2012 fiscal year. Since ethanol is typically blended with gasoline, when gasoline demand decreases, it results in lower ethanol demand.

Management anticipates stronger ethanol prices during the second quarter of our 2013 fiscal year when management anticipates ethanol demand will increase due to summer driving and ethanol imports will be lower. Management believes these supply and demand changes will create favorable conditions for higher ethanol prices. However, management anticipates that ethanol imports will increase during the third quarter of our 2013 fiscal year which may result in unfavorable operating margins during that time.

In 2011, the European Union launched anti-dumping and anti-subsidy investigations related to ethanol exports from the United States. In August 2012, the European Union concluded the anti-subsidy investigation and decided not to impose a tariff related to the anti-subsidy portion of the investigation due to the fact that the VEETC blenders credit had expired. However, the European Union decided to impose a 9.6% tariff on ethanol imported from the United States based on the anti-dumping portion of the investigation. Management anticipates that this will result in decreased ethanol exports to Europe.

In addition to the decrease in ethanol prices, ethanol sales were lower during our 2012 fiscal year compared to the same period of 2011. Our total ethanol sales during our 2012 fiscal year were approximately 5% less than during the same period of 2011, a decrease of approximately 2,625,000 gallons. Management attributes this decrease in ethanol sales with more plant downtime which resulted in decreased total ethanol production. Further, we carried over a significant amount of ethanol inventory from our 2010 fiscal year to our 2011 fiscal year which resulted in increased gallons of ethanol sold during the 2011 period. Management anticipates that ethanol sales will be comparable to prior years going forward provided that the economics of ethanol production remain relatively consistent during our 2013 fiscal year.

Distillers Grains

Our total distillers grains revenue increased for our 2012 fiscal year compared to the same period of 2011. We sold more distillers grains in the modified/wet form during our 2012 fiscal year compared to the same period of 2011 resulting in increased revenue since the selling price of modified/wet distillers grains is higher than dried distillers grains. For our 2012 fiscal year, we sold approximately 16% of our total distillers grains in the dried form and approximately 84% of our total distillers grains in the modified/wet form. For our 2011 fiscal year, we sold approximately 25% of our total distillers grains in the dried form and approximately 75% of our total distillers grains in the modified/wet form. This change in the composition of our distillers grains sales was due to market conditions, including increased local demand. The average price we received for our dried distillers grains was approximately 42% greater during our 2012 fiscal year compared to the same period of 2011, an increase of approximately $64 per ton. The average price we received for our modified/wet distillers grains was approximately 32% greater for our 2012 fiscal year compared to the same period of 2011, an increase of approximately $55 per ton. Management attributes this increase in the selling price of our distillers grains with increased corn prices and correspondingly increased distillers grains demand. Since distillers grains are typically used as a feed substitute for corn, as the price of corn increases, the price of and demand for distillers grains typically also increase.

In June 2012, following eighteen months of investigation, the Chinese dropped their anti-dumping complaint with respect to distillers grains produced in the United States. While the United States ethanol industry did not expect the Chinese to adopt a significant tariff on distillers grains due to China's rising demand for animal feed, the uncertainty that resulted from the anti-dumping investigation may have reduced distillers grains exports to China. Management anticipates that due to the termination of the anti-dumping investigation, distillers grains exports to China will increase, especially due to recent increases in corn prices. Rising distillers grains demand from China may lead to higher market prices for distillers grains in the United States.

Management expects to continue to make decisions as to whether our distillers grains will be marketed as dried distillers grains as opposed to modified/wet distillers grains based on market conditions. These market conditions include supply and demand factors as well as the price difference between dried distillers grains and modified/wet distillers grains, taking into account the higher natural gas costs associated with drying our distillers grains.

Corn Oil

Our total pounds of corn oil sold increased by approximately 1% during our 2012 fiscal year compared to the same period of 2011, an increase of approximately 52,000 pounds, primarily due to improved efficiency in operating our corn oil extraction equipment during our 2012 fiscal year compared to the same period of 2011. Management anticipates that corn oil production will continue to be variable based on the total production of ethanol at our plant and improvements we make in our operation of the corn oil extraction equipment. Offsetting the increase in pounds of corn oil sold, the average price we received for our corn oil decreased by approximately 10% for our 2012 fiscal year compared to the same period of 2011, a decrease of approximately $0.04 per pound. This decrease in market corn oil prices was primarily due to lower market corn oil demand, in part due to decreased biodiesel production, along with an increase in the market supply of corn oil. The biodiesel industry met its biodiesel use requirement under the RFS in the fall of 2012 and thereafter the biodiesel industry significantly decreased production after the RFS was met. Management anticipates corn oil prices will be relatively flat in the foreseeable future depending on whether corn oil demand increases and whether this increase in demand is offset by additional corn oil supply.

Government Incentives

We received more revenue from the State of South Dakota during our 2012 fiscal year compared to our 2011 fiscal year due to the State of South Dakota having more funding available to pay this incentive.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas. Our cost of revenues relating to corn was approximately 5% higher for our 2012 fiscal year compared to the same period of 2011. Our average cost per bushel of corn increased by approximately 9% for our 2012 fiscal year compared to our 2011 fiscal year. Management attributes the increase in corn prices with higher market corn prices due to decreased corn production resulting from this summer's drought, as well as a smaller corn carryover from the prior year. While we believe that we will be able to secure the corn we need to operate the ethanol plant during our 2013 fiscal year, we have been seeing increased competition for corn in our local market. We have seen other corn users expanding the area in which they purchase corn due to lower corn production to our south which can increase the price we pay for corn. If we are unable to purchase corn at prices that allow us to maintain favorable operating margins, we could be forced to reduce production until we can secure the corn that we need.

We used approximately 4% less bushels of corn during our 2012 fiscal year compared to the same period of 2011. This decrease in our corn consumption was due to reduced ethanol production due to more plant down time. Management anticipates comparable corn consumption during our 2013 fiscal year compared to our 2012 fiscal year.

Our cost of revenues related to natural gas decreased by approximately $1,788,000, a decrease of approximately 27%, for our 2012 fiscal year compared to our 2011 fiscal year. This decrease was due to a decrease in market natural gas prices during our 2012 fiscal year compared to the same period of 2011. Our average cost per MMBtu of natural gas during our 2012 fiscal year was the approximately 25% less per MMBtu compared to the price for our 2011 fiscal year. The decrease in market price of natural gas was due to strong natural gas supplies and production. Management anticipates that natural gas prices will remain at their current low levels compared to prior years due to steady natural gas demand, strong supplies of natural gas and increased natural gas production. We anticipate higher natural gas prices during the winter months due to increased natural gas demand for heating needs which typically results in premium natural gas pricing during the winter months.

We used approximately 3% less MMBtus of natural gas during our 2012 fiscal year compared to the same period of 2011 due to decreased production of distillers grains, particularly dried distillers grains. Management anticipates that our natural gas consumption will remain at current levels into the foreseeable future.

Operating Expense

Our operating expenses were lower for our 2012 fiscal year compared to the same period of 2011 due primarily to decreases in professional and environmental compliance fees and wages and bonuses, offset by increased public relations expenses.

Other Income and Expense

Our interest expense was lower for our 2012 fiscal year compared to the same period of 2011 because we had less debt outstanding and lower interest rates. We had less interest income during our 2012 fiscal year compared to the same period of 2011 due to having less cash on hand and lower interest rates. We had other income during our 2011 fiscal year related to a settlement agreement which provided us with additional cash during that period.

Comparison of the Fiscal Years Ended December 31, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$147,716,776	100.0	$96,716,136	100.0

Cost of Revenues	127,550,606	86.3	86,723,475	89.7

Gross Profit	20,166,170	13.7	9,992,661	10.3

Operating Expense	3,074,220	2.1	2,808,663	2.9

Income from Operations	17,091,950	11.6	7,183,998	7.4

Other Income	353,596	0.2	(139,436)	(0.1)

Net Income	$17,445,546	11.8	$7,044,562	7.3

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

Cost of Revenues

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

We used approximately 21,000 less MMBtu of natural gas during our 2011 fiscal year compared to our 2010 fiscal year, a decrease of approximately 2%. Management attributes this decrease in natural gas consumption with the reduction in the amount of dried distillers grains produced.

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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2012 compared to the Fiscal Year Ended December 31, 2011.

Current Assets

We had less cash and cash equivalents at December 31, 2012 compared to December 31, 2011 primarily due to lower operating margins during our 2012 fiscal year. We had more inventory at December 31, 2012 compared to December 31, 2011 due to higher values for corn and ethanol that was used to value our raw materials and finished goods inventory at December 31, 2012. We had more cash due from our commodities broker at December 31, 2012 compared to December 31, 2011 due to cash we are required to maintain in our margin account related to our derivative instrument positions. We also had an increase in the value of our derivative instruments at December 31, 2012 compared to December 31, 2011 due to unrealized gains on our derivative instruments.

Property and Equipment

Our net property and equipment was slightly lower at December 31, 2012 compared to December 31, 2011 as a result of regular depreciation of our equipment.

Current Liabilities

Our accounts payable was higher at December 31, 2012 compared to December 31, 2011 due to increased deferred corn payments requested by our corn suppliers. Our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes which increases our accounts payable. These deferred payments were made early in our first quarter of 2013. The liability on our balance sheet related to our derivative instruments was lower at December 31, 2012 compared to December 31, 2011 due to changes in the values of our derivative instruments. The current portion of our notes payable was lower at December 31, 2012 compared to December 31, 2011 because we repaid our land purchase promissory note which was included in the current portion of our notes payable, along with our continuing payments on our subordinated debt.

Long-Term Liabilities

Our long-term liabilities were lower at December 31, 2012 compared to December 31, 2011 because of our continuing payments on our various long-term promissory notes.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of December 31, 2012, we had $0 outstanding and $15,000,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the fiscal years ended December 31, 2012 and 2011:

	Fiscal Years Ended December 31,
	2012	2011
Net cash (used in) provided by operating activities	$(431,632)	$25,796,954
Net cash (used in) provided by investing activities	(1,262,637)	961,189
Net cash (used for) financing activities	(1,868,489)	(16,170,288)

Cash Flow From Operations. Our operating activities generated significantly less cash during our fiscal year ended December 31, 2012 compared to the same period of 2011, primarily due to decreased net income during the 2012 period. We also used more cash for margin calls related to our derivative instruments during our fiscal year ended December 31, 2012.

Cash Flow From Investing Activities. Our investing activities used more cash during our fiscal year ended December 31, 2012 compared to the same period of 2011, due to our plant control and scale upgrade projects. We also purchased equipment for our lab during our 2012 fiscal year which was included in our purchases of property and equipment. We received a one-time litigation settlement payment during the 2011 period which positively impacted our cash flows during that period.

Cash Flow From Financing Activities. Our financing activities used less cash during our fiscal year ended December 31, 2012 compared to the same period of 2011 as a result of decreased payments on checks drawn in excess of bank balance, decreased loan payments, decreased payments on our lines of credit, and decreased distributions to our owners.

The following table shows cash flows for the fiscal years ended December 31, 2011 and 2010:

	Fiscal Years Ended December 31,
	2011	2010
Net cash provided by operating activities	$25,796,954	$5,017,112
Net cash (used in) provided by investing activities	961,189	(63,601)
Net cash (used for) financing activities	(16,170,288)	(4,680,773)

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

Indebtedness

First National Bank of Omaha ("FNBO") is our primary lender. We have two revolving loan agreements with FNBO, a short-term revolving loan and a long-term revolving loan. As of December 31, 2012, no amounts were borrowed under these loan agreements. We also have two loans that we used to offset the cost of our corn oil extraction equipment which originally totaled $1,200,000. We had a long-term loan related to a piece of property that we purchased adjacent to our ethanol plant which was repaid in February 2012. The specifics of each credit facility are discussed below.

Short-Term Debt Sources

We have a short-term revolving promissory note with FNBO that expires on May 1, 2013. The principal amount of this short-term revolving promissory note is $10 million. However, the maximum amount we can draw on this short-term loan is limited by a borrowing base calculation, described in the May 2012 amendment, based on a percentage of our inventory and accounts receivable less certain accounts payable and letters of credit that we may have outstanding from time to time. We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 315 basis points above the one month London Interbank Offered Rate ("LIBOR"), adjusted monthly. The note is not subject to a floor. The interest rate for this loan at December 31, 2012 was 3.36%. We are required to pay a fee of 0.25% on the unused portion of the revolving promissory note. The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventories. As of December 31, 2012, we had $0 outstanding on our revolving promissory note and $10,000,000 available to be drawn.

Long-Term Debt Sources

We restructured our long-term revolving loan that we refer to as Term Note 5 in May 2012. Term Note 5 was restructured into a $5,000,000 loan with an interest rate that accrues at 315 basis points above the one month LIBOR, adjusted monthly. Term Note 5 is not subject to a floor. The credit limit on Term Note 5 reduces each year by $500,000 starting in May 2013 until the maturity date on May 1, 2017. Therefore, the funds available for us to draw on Term Note 5 will decrease each year. If in any year we have a principal balance outstanding on Term Note 5 in excess of the new credit limit, we must make a payment to FNBO such that the amount outstanding on Term Note 5 does not exceed the new credit limit. We are required to pay a fee of 0.25% on the unused portion of Term Note 5. On December 31, 2012, we had $0 outstanding and $5,000,000 available to be drawn on this loan. As of December 31, 2012, interest accrued on Term Note 5 at the rate of 3.36% per year.

We also had a long-term debt obligation related to our purchase of an additional 135 acres of land pursuant to a land purchase contract. The total cost of this additional land was $550,000. This note was paid in full on February 8, 2012.

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds.  The portion for which we are obligated is currently estimated at $43,000. Taxes levied on our property are used for paying the debt service on the bonds. We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service. The interest rate on the bonds is 7.75% annually.  The bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. The principal balance outstanding was approximately $1,035,000 as of December 31, 2012.

Subordinated Debt

We raised a total of $1,200,000 in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties. We secured $1,000,000 in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC). We agreed to pay 4.70% interest on the $1,000,000 loan from REED and 5.5% interest on the $200,000 FDDC loan. Both loans are amortized over a period of five years and both loans require monthly payments. The principal balance of the REED loan was approximately $308,000 as of December 31, 2012. The principal balance of the FDDC loan was approximately $62,000 as of December 31, 2012.

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

As of December 31, 2012, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FNBO, and FNBO refuses to waive the non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans.

In addition to our debt obligations, we have certain other contractual cash obligations and commitments.  The following table provides information regarding our consolidated contractual obligations and commitments as of December 31, 2012:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$446,166	$288,631	$157,535	$—	$—
Estimated Interest on Long-Term Debt	18,420	15,333	3,087	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	26,397,624	26,397,624	—	—	—
Other Long-Term Liabilities	43,266	34,540	8,076	650	—
Total Contractual Cash Obligations	$26,905,476	$26,736,128	$168,698	$650	$—

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

Goodwill

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Annually, as well as when an event triggering impairment may have occurred, the Company is required to perform an impairment test on goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. We perform our annual analysis on December 31 of each fiscal year. We determined that there was no impairment to our goodwill at December 31, 2012 or 2011.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $3.0 million related to derivative instruments for our fiscal year ended December 31, 2012. We recorded an increase to our cost of revenues of approximately $3.3 million related to derivative instruments for the fiscal year ended December 31, 2011. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of December 31, 2012, we were committed to purchasing approximately 3.8 million bushels of corn with an average price of $6.77 per bushel. These corn purchases represent approximately 22% of our expected corn usage for the next 12 months. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of December 31, 2012, we were committed to purchasing approximately 70,000 MMBtus of natural gas during our 2012 fiscal year, with an average price of approximately $3.49 per MMBtu. The natural gas purchases represent approximately 5% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2012, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2012. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$9,849,000
Corn	15,208,204	Bushels	10%	$10,539,285
Natural Gas	1,330,000	MMBTU	10%	$456,190

For comparison purposes, our sensitivity analysis for our 2011 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$10,192,000
Corn	15,065,059	Bushels	10%	$9,340,337
Natural Gas	1,220,000	MMBTU	10%	$435,540

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members
Lake Area Corn Processors, LLC

We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in members' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
March 29, 2013

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,662,901	$11,225,659
Accounts receivable	4,251,590	4,259,385
Other receivables	91,139	172,296
Inventory	11,552,830	10,680,451
Derivative financial instruments	3,322,650	974,825
Prepaid expenses	137,990	126,031
Total current assets	27,019,100	27,438,647

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,277,636	8,088,853
Equipment	39,828,295	39,097,266
	51,447,386	50,527,574
Less accumulated depreciation	(26,361,261)	(24,053,888)
Net property and equipment	25,086,125	26,473,686

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	3,385,479	2,972,091
Other	86,609	150,875
Total other assets	13,867,854	13,518,732

TOTAL ASSETS	$65,973,079	$67,431,065

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$13,518,218	$10,778,861
Accrued liabilities	355,278	763,526
Derivative financial instruments	535,816	1,264,918
Current portion of guarantee payable	34,540	52,145
Current portion of notes payable	288,631	387,489
Total current liabilities	14,732,483	13,246,939

LONG-TERM LIABILITIES
Notes payable, net of current maturities	157,535	446,166
Guarantee payable, net of current portion	8,726	43,266
Total long-term liabilities	166,261	489,432

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	51,074,335	53,694,694

TOTAL LIABILITIES AND MEMBERS' EQUITY	$65,973,079	$67,431,065

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations

	December 31, 2012	December 31, 2011	December 31, 2010

REVENUES	$132,284,993	$147,716,776	$96,716,136

COSTS OF REVENUES	130,754,851	127,550,606	86,723,475

GROSS PROFIT	1,530,142	20,166,170	9,992,661

OPERATING EXPENSES	2,864,188	3,074,220	2,808,663

INCOME (LOSS) FROM OPERATIONS	(1,334,046)	17,091,950	7,183,998

OTHER INCOME (EXPENSE)
Interest and other income	36,477	465,959	31,379
Equity in net income of investments	175,266	115,646	230,466
Interest expense	(155,178)	(228,009)	(401,281)
Total other income (expense)	56,565	353,596	(139,436)

NET INCOME (LOSS)	$(1,277,481)	$17,445,546	$7,044,562

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$(0.04)	$0.59	$0.24

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity
Years Ended December 31, 2012, 2011 and 2010

Members'
Equity
Balance, December 31, 2009	$43,733,907
Net income	7,044,562
Equity adjustment in investee	280,679
Distributions paid ($.10 per capital unit)	(2,962,000)

Balance, December 31, 2010	48,097,148
Net income	17,445,546
Distributions paid ($.40 per capital unit)	(11,848,000)

Balance, December 31, 2011	53,694,694
Net (loss)	(1,277,481)
Equity adjustment in investee	138,122
Distributions paid ($.05 per capital unit)	(1,481,000)

Balance, December 31, 2012	$51,074,335

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows

	December 31, 2012	December 31, 2011	December 31, 2010

OPERATING ACTIVITIES
Net income (loss)	$(1,277,481)	$17,445,546	$7,044,562
Changes to net income (loss) not affecting cash and cash equivalents
Depreciation and amortization	2,662,731	2,744,683	2,759,379
Equity in net (income) of investments	(175,266)	(115,646)	(230,466)
Gain on litigation settlement	—	(380,994)	—
Loss on disposal of property and equipment	97,031	45,539	—
(Increase) decrease in
Receivables	88,952	(127,782)	(571,246)
Inventory	(872,379)	(617,243)	(2,483,034)
Prepaid expenses	(11,959)	492	41,431
Derivative financial instruments and due from broker	(3,076,927)	1,562,716	(388,961)
Increase (decrease) in
Accounts payable	2,594,059	5,401,263	(867,820)
Accrued and other liabilities	(460,393)	(161,620)	(286,733)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(431,632)	25,796,954	5,017,112

INVESTING ACTIVITIES
Proceeds from litigation settlement	—	1,000,000	—
Purchase of property and equipment	(1,162,637)	(38,811)	(31,325)
Purchase of other assets	(100,000)	—	(32,276)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,262,637)	961,189	(63,601)

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	—	(584,412)	298,608
Short-term notes payable issued	—	—	1,872,000
Principal payments on short-term notes payable	—	(1,872,000)	—
Principal payments on long-term notes payable	(387,489)	(1,865,876)	(3,889,381)
Distributions paid to LACP members	(1,481,000)	(11,848,000)	(2,962,000)
NET CASH USED FOR FINANCING ACTIVITIES	(1,868,489)	(16,170,288)	(4,680,773)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,562,758)	10,587,855	272,738

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,225,659	637,804	365,066

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,662,901	$11,225,659	$637,804

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$58,412	$302,707	$487,277
Capital expenditures in accounts payable	$—	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES
Other assets acquired through issuance of note payable	$—	$—	$147,102
Equity adjustment in investee	$138,122	$—	$280,679
Purchase of property and equipment in accounts payable	$145,298	$—	$—
See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

NOTE 1    .    NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC and subsidiary (the Company) is a South Dakota limited liability company. The Company owns and manages Dakota Ethanol, LLC (Dakota Ethanol), a 40 million-gallon (annual nameplate capacity) ethanol plant located near Wentworth, South Dakota. The Company sells ethanol and related products to customers located in North America.

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

Receivables and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within fifteen days from the invoice date. Unpaid trade receivables with invoice dates over thirty days old bear interest at 1.5% per month. Trade receivables are stated at the amount billed to the customer. Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management reviews all trade receivable balances that exceed sixty days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

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

For transactions initiated prior to January 1, 2011, the Company applied the normal purchase and sales exemption under derivative accounting for forward purchases of corn. Corn purchase transactions initiated after that date are not exempted from the accounting and reporting requirements. As of December 31, 2012, the Company is committed to purchasing 3.8 million bushels of corn on a forward contract basis with an average price of $6.77 per bushel. Dakota Ethanol has a net derivative financial instrument asset of approximately $376,000 related to the forward contracted purchases of corn. The total corn purchase contracts represent 22% of the projected annual plant corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At December 31, 2012, we are committed to purchasing 70,000 MMBtu's of natural gas with an average price of $3.49 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, do not mark these transactions to market. The natural gas purchases represent approximately 5% of the projected annual plant requirements.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

Derivatives not designated as hedging instruments at December 31, 2012 and December 31, 2011 were as follows:

	Balance Sheet Classification	December 31, 2012	December 31, 2011
Forward contracts in gain position		$912,248	$38,213
Futures contracts in gain position		974,132	1,012,825
Futures contracts in loss position		(291,119)	(983,562)
Total forward and futures contracts		1,595,261	67,476
Cash held by broker		1,727,389	907,349
	Current Assets	$3,322,650	$974,825

Forward contracts in loss position	(Current Liabilities)	$(535,816)	$(1,264,918)

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Operations	Years Ended December 31,
	Classification	2012	2011	2010
Net realized and unrealized gains (losses) related to sales contracts:
Futures contracts	Revenues	$—	$—	$252,938
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(4,076,209)	$(42,211)	$(6,912,347)
Forward contracts	Cost of Revenues	$1,065,793	$(3,230,710)	$133,371

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

Dakota Ethanol has a 7% investment interest in the company's ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company's income statement for RPMG is based on RPMG's September 30, 2012 audited results. The carrying amount of the Company's investment was approximately $2,286,000 and $1,973,000 as of December 31, 2012 and 2011, respectively.

Dakota Ethanol has a 7% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company's income statement for PGVP is based on PGVP's June 30, 2012 interim results. The carrying amount of the Company's investment was approximately $1,099,000 and $999,000 as of December 31, 2012 and 2011, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair value of derivative financial instruments, lower of cost or market accounting for inventory and forward purchase contracts and goodwill impairment evaluation.

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

	Minimum	Maximum
Land improvements		40 years
Equipment	5 years	20 years
Buildings		40 years

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

Goodwill

Goodwill is not amortized but is subject to an annual impairment test. The Company has performed the required impairment test as of December 31, 2012, which has resulted in no impairment adjustments.

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator. There were no dilutive equity units for the years ending December 31, 2012, 2011, and 2010.

Income Taxes

The Company is taxed as a limited liability company under the Internal Revenue Code. The income of the Company flows through to the members to be taxed at the member level rather than the corporate level. Accordingly, the Company has no tax liability.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

Management has evaluated the Company's tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. Generally, the Company is no longer subject to income tax examinations by the U.S. federal, state or local authorities for the years before 2009.

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

Operating Segment

The Company uses the "management approach" for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single operating segment.

Reclassifications

Certain amounts on the 2011 and 2010 financial statements have been reclassified to conform to the current year classification. Such reclassifications had no effect on previously reported net income.

Recent Accounting Pronouncements

ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities:  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, clarified that ASU 2011-11 applies only to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB ASC Section 210-20-45 or Section 815-10-45 or subject to a master netting arrangement or similar agreement. The requirements are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company is assessing whether this pronouncement will have an effect on the financial statements.

NOTE 3.     INVENTORY

Inventory consisted of the following as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Raw materials	$8,117,020	$7,617,243
Finished goods	1,525,812	1,283,093
Work in process	990,002	901,551
Parts inventory	919,996	878,564
	$11,552,830	$10,680,451

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

NOTE 4.    INVESTMENTS

Condensed financial information of the investments is as follows:

	RPMG		PGVP (unaudited)
	September 30, 2012	September 30, 2011	June 30, 2012	June 30, 2011

Current assets	$152,212,260	$125,291,437	$—	$—
Other assets	545,238	405,396	9,600,000	8,500,000
Current liabilities	130,415,610	105,780,199	8,203	6,404
Long-term liabilities	86,000	—	—	—
Members' equity	22,255,888	19,916,634	9,591,797	8,493,596
Revenue	3,066,159,932	1,790,452,547	—	—
Net income (loss)	1,473,661	2,737,451	(909)	(895)

NOTE 5.    SHORT-TERM NOTE PAYABLE

Dakota Ethanol has a revolving promissory note from First National Bank of Omaha (FNBO) in the amount of $10,000,000. The note expires on May 1, 2013 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at 315 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.36% at December 31, 2012. There is a commitment fee of 0.25% on the unused portion of the $10,000,000 availability. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down the balance or any shortfall is drawn upon the note as needed. The note is collateralized by the ethanol plant, its accounts receivable and inventory. On December 31, 2012 and December 31, 2011, Dakota Ethanol had $0 outstanding and $10,000,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6.    LONG-TERM NOTES PAYABLE

Dakota Ethanol has a note payable to FNBO (Term Note 5).

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. We are in compliance with our financial covenants as of December 31, 2012.

Term Note 5 is a reducing revolving note with an availability of $5,000,000. Interest on the outstanding principal balance will accrue at 315 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.36% at December 31, 2012. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess an unused commitment fee of 0.25% on the unused portion of the note. Term Note 5 has a reducing feature through which the available amount of the note is reduced by $500,000 on the anniversary of the note starting May 1, 2013. The note matures on May 1, 2017. On December 31, 2012 and December 31, 2011, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

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

The balances of the notes payable as of December 31, 2012 and 2011 are as follows:

	2012	2011

Note payable - FNBO Term Note 5	$—	$—
Note payable - Land	—	112,500
Note payable - REED	308,142	513,210
Note payable - FDDC	62,341	103,519
Note payable - Other	75,683	104,426
	446,166	833,655

Less current portion	(288,631)	(387,489)

	$157,535	$446,166

Minimum principal payments for the next three years are as follows:

Years Ending December 31,	Amount
2013	$288,631
2014	143,827
2015	13,708

NOTE 7.    EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees' contributed earnings. Employer contributions to the plan totaled approximately $88,000, $88,000 and $82,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2012

Assets:
Derivative financial instruments, futures contracts	$974,132	$974,132	$—	$—
forward contracts	$912,248	$—	$912,248	$—

Liabilities:
Derivative financial instruments, futures contracts	$(291,119)	$(291,119)	$—	$—
forward contracts	$(535,816)	$—	$(535,816)	$—

December 31, 2011

Assets:
Derivative financial instruments, futures contracts	$1,012,825	$1,012,825	$—	$—
forward contracts	$38,213	$—	$38,213	$—

Liabilities:
Derivative financial instruments, futures contracts	$(983,562)	$(983,562)	$—	$—
forward contracts	$(1,264,918)	$—	$(1,264,918)	$—

During the years ended December 31, 2012 and 2011, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of December 31, 2012 and 2011, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2012 and 2011.

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
DECEMBER 31, 2012, 2011 AND 2010

measured at fair value on a recurring or non recurring basis are discussed above. The methodologies for other financial assets and financial liabilities are discussed below.

The Company believes the carrying amount of cash and cash equivalents (level 1), accounts receivable (level 2), other receivables (level 2), accounts payable (level 2) and short-term debt (level 3) approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations (level 3) at December 31, 2012 of $489,432 had an estimated fair value of approximately $489,840 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2011 of $929,066 had an estimated fair value of approximately $930,139 based on estimated interest rates for comparable debt.

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

Expenses related to the agreement for the purchase of electricity and natural gas were approximately $6,745,000, $8,215,000, and $8,779,000, for the years ended December 31, 2012, 2011 and 2010, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2013	$452,700

Ethanol Fuel Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 2), a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The agreement continues indefinitely unless terminated under terms set forth in the agreement.

Distiller's Grain Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 2), for the marketing of all distiller's dried grains produced by the plant. The agreement expires on July 15, 2013 and is automatically renewed for successive one-year terms unless terminated 180 days prior to expiration.

Corn Oil Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 2), for the marketing of all corn oil produced by the plant. The agreement expires on August 11, 2013 and is automatically renewed for successive one-year terms unless terminated 180 days prior to expiration.

Dakota Ethanol receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on gallons of ethanol sold. Incentive revenue of $390,726, $293,066 and $669,956, was recorded for the years ended December 31, 2012, 2011 and 2010, respectively. Dakota Ethanol did not receive the annual maximum for the 2012 program year due to budget constraints on the State of South Dakota program and will not likely receive the annual maximum under the 2013 program year.

From time to time in the normal course of business the Company can be subject to litigation based on its operations. There is no current litigation that is considered probable at this time and currently the Company cannot make a reasonable estimate of loss on any claims.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

NOTE 10.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 7% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distillers grains, and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Sales and marketing fees related to the agreements are as follows:

	Years Ended December 31,
	2012	2011	2010

Sales ethanol	$98,946,378	$120,982,586	$80,384,553
Sales distiller's grains and corn oil	8,058,637	8,981,324	7,934,785

Marketing fees ethanol	176,738	193,728	212,080
Marketing fees distillers grains and corn oil	36,171	79,740	96,596

Amounts due included in accounts receivable	2,656,091	3,142,616	3,504,400
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

The maximum amount of estimated future payments on the taxable bond debt service is $1,034,544 as of December 31, 2012. The carrying amount of the guarantee liability on Dakota Ethanol's balance sheet is $43,266, which represents the estimated shortfall between the taxable bond amount and the amount of taxes estimated to be collected on Dakota Ethanol's property.

Estimated maturities of the guarantee for the next four years are as follows:

Years Ending December 31,	Amount
2013	$34,540
2014	3,923
2015	4,153
2016	650

Dakota Ethanol has no recourse from third parties or collateral held by third parties related to the guarantee.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

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

For losses covered by the Company's insurance, the Company is solely responsible for paying its deductible. The Company has a deductible of $100,000 for property damage claims plus the first five days of business interruption loss. The Company has a deductible of $10,000 for employee benefits claims. The Company has no deductible for products and premises liability claims and for workers compensation claims. The Company has a catastrophic loss limit of $90 million for property loss claims, a $1 million per occurrence with a $2 million annual aggregate for product liability claims, a $1 million per occurrence with a $10 million annual aggregate for premises liability claims, a $1,000,000 per occurrence with a $2 million annual aggregate for employee benefit liability claims and a $500,000 per occurrence with a $500,000 annual aggregate for workers compensation claims. The Company also purchases a $15 million per occurrence with a $30 million aggregate umbrella to cover above the previously stated liability and workers compensation claims.

Amounts expensed related to the captive insurance were approximately $233,000, $225,000 and $256,000 for the years ending December 31, 2012, 2011 and 2010, respectively.

NOTE 13.    QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2012
Total revenues	$32,005,292	$30,843,839	$34,424,396	$35,011,466
Gross profit (loss)	1,321,268	(589,176)	1,310,349	(512,299)
Income (loss) from operations	553,095	(1,348,397)	660,858	(1,199,602)
Net income (loss)	568,650	(1,331,213)	700,582	(1,215,500)
Basic and diluted earnings (loss) per unit	0.02	(0.04)	0.02	(0.04)

Year ended December 31, 2011
Total revenues	$35,241,656	$37,159,150	$37,567,181	$37,748,789
Gross profit	5,200,129	5,547,162	3,558,671	5,860,208
Income from operations	4,422,206	4,821,183	2,799,628	5,048,933
Net income	4,434,494	4,872,650	3,228,398	4,910,004
Basic and diluted earnings per unit	0.15	0.16	0.11	0.17

Year ended December 31, 2010
Total revenues	$22,838,763	$20,245,683	$24,502,954	$29,128,736
Gross profit	3,356,683	1,703,097	1,916,291	3,016,590
Income from operations	2,596,673	995,094	1,237,184	2,355,047
Net income	2,546,687	962,841	1,213,113	2,321,921
Basic and diluted earnings per unit	0.09	0.03	0.04	0.08

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for the fair presentation of the selected data for these interim periods presented have been included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Robbi Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2012 which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10. MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2013 Information Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2013 Information Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2013 Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2013 Information Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2013 Information Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)                                  The financial statements appear beginning on page 29 of this report.

(2)                                  All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)                                  The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
2.1	Plan of Reorganization.		Filed as Exhibit 2.1 on the registrant's Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.
3.1	Articles of organization of the registrant.		Filed as Exhibit 3.1 on the registrant's Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.
3.2	Amended and restated operating agreement of the registrant.		Filed as Exhibit 3.6 on the registrant's Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.
3.3	First amendment to the amended and restated operating agreement of the registrant.		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on March 19, 2007 and incorporated by reference herein.
10.1	Distillers Grains Marketing Agreement dated July 15, 2008 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2008 and incorporated by reference herein.
10.2	Contribution Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, L.L.C. dated April 1, 2007.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.
10.3	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-K filed with the Commission on March 30, 2007.
10.4	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.
10.5	Employment Agreement between Scott Mundt and Dakota Ethanol, L.L.C. dated April 1, 2009		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 15, 2009 and incorporated by reference herein.
10.6	First Amended and Restated Construction Loan Agreement dated June 18, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.7	Corn Oil Marketing Agreement dated August 11, 2009 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.8	First Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.9	Long Term Reducing Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.10	Operating Line of Credit Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.11	Member Ethanol Fuel Marketing Agreement between Dakota Ethanol, LLC and RPMG, Inc. dated March 26, 2010. +		Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on March 30, 2011 and incorporated by reference herein.
10.12	Second Amendment of First Amended and Restated Construction Loan Agreement dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.

10.13	Operating Line of Credit First Amended and Restated Revolving Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.14	Long Term Reducing Revolver First Amended and Restated Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.15	Third Amendment of First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.16	Second Amended and Restated Revolving Promissory Note (Operating Line of Credit) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.17	Second Amended and Restated Promissory Note (Long Term Reducing Revolver) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.18	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Dakota Ethanol, L.L.C. dated August 27, 2012. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2012 and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
101
The following financial information from Lake Area Corn Processors, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the fiscal years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2012, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.**

+ Confidential Treatment Requested
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	March 29, 2013	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 29, 2013	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 29, 2013	/s/ Ronald Alverson
Ronald Alverson, Manager

Date:	March 29, 2013	/s/ Todd Brown
Todd Brown, Manager

Date:	March 29, 2013	/s/ Randy Hansen
Randy Hansen, Manager

Date:	March 29, 2013	/s/ Rick Kasperson
Rick Kasperson, Manager

Date:	March 29, 2013	/s/ Dale Thompson
Dale Thompson, Manager

Date:	March 29, 2013	/s/ Brian Woldt
Brian Woldt, Manager

Date:	March 29, 2013	/s/ Dave Wolles
Dave Wolles, Manager