Form 10-Q
period 2013-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2013-05-13
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2013

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

As of May 13, 2013, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	March 31, 2013	December 31, 2012*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$838,700	$7,662,901
Accounts receivable	5,333,842	4,251,590
Other receivables	19,804	91,139
Inventory	15,058,941	11,552,830
Derivative financial instruments	2,171,784	3,322,650
Prepaid expenses	129,693	137,990
Total current assets	23,552,764	27,019,100

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,277,636	8,277,636
Equipment	39,828,295	39,828,295
	51,447,386	51,447,386
Less accumulated depreciation	(27,020,831)	(26,361,261)
Net property and equipment	24,426,555	25,086,125

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	3,515,782	3,385,479
Other	426,963	86,609
Total other assets	14,338,511	13,867,854

TOTAL ASSETS	$62,317,830	$65,973,079

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	March 31, 2013	December 31, 2012*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$1,144,096	$—
Accounts payable	3,641,184	13,518,218
Accrued liabilities	392,740	355,278
Derivative financial instruments	302,760	535,816
Line of credit payable	2,050,000	—
Current portion of notes payable	292,146	288,631
Other	67,732	34,540
Total current liabilities	7,890,658	14,732,483

LONG-TERM LIABILITIES
Notes payable, net of current maturities	83,167	157,535
Other	323,626	8,726
Total long-term liabilities	406,793	166,261

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	54,020,379	51,074,335

TOTAL LIABILITIES AND MEMBERS' EQUITY	$62,317,830	$65,973,079

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

REVENUES	$38,292,468	$32,005,292

COSTS OF REVENUES	34,695,661	30,684,024

GROSS PROFIT	3,596,807	1,321,268

OPERATING EXPENSES	756,171	768,173

INCOME FROM OPERATIONS	2,840,636	553,095

OTHER INCOME (EXPENSE)
Interest and other income	8,651	7,472
Equity in net income of investments	130,303	19,541
Interest and other expense	(33,546)	(11,458)
Total other income	105,408	15,555

NET INCOME	$2,946,044	$568,650

BASIC AND DILUTED EARNINGS PER UNIT	$0.10	$0.02

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$—

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

OPERATING ACTIVITIES
Net income	$2,946,044	$568,650
Changes to net income affecting cash and cash equivalents
Depreciation and amortization	700,299	665,288
Equity in net income of investments	(130,303)	(19,541)
(Increase) decrease in
Receivables	(1,010,917)	174,804
Inventory	(3,506,111)	(3,055,328)
Prepaid expenses	8,297	(7,662)
Derivative financial instruments	917,810	44,436
Increase (decrease) in
Accounts payable	(9,731,737)	(7,774,059)
Accrued and other liabilities	37,462	(270,762)
NET CASH (USED IN) OPERATING ACTIVITIES	(9,769,156)	(9,674,174)

INVESTING ACTIVITIES
Purchase of property and equipment	(145,298)	(106,489)
Change in other assets	(32,990)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(178,288)	(106,489)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	1,144,096	—
Net borrowings on line of credit	2,050,000	—
Principal payments on long-term notes payable	(70,853)	(180,014)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,123,243	(180,014)

NET DECREASE IN CASH	(6,824,201)	(9,960,677)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,662,901	11,225,659

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$838,700	$1,264,982

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$27,747	$10,204

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013 and 2012

NOTE 1    .    NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC and subsidiary (the Company) is a South Dakota limited liability company. The Company owns and manages Dakota Ethanol, LLC (Dakota Ethanol), a 40 million-gallon (annual nameplate capacity) ethanol plant, located near Wentworth, South Dakota. The Company sells ethanol and related products to customers located in North America.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 2012, contained in the annual report on Form 10-K for 2012.

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
March 31, 2013 and 2012

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

We do not apply the normal purchase and sales exemption for forward corn purchase contracts. As of March 31, 2013, we are committed to purchasing 1,800,000 bushels of corn on a forward contract basis with an average price of $6.47 per bushel. Dakota Ethanol has a derivative financial instrument asset of approximately $198,000 related to the forward contracted purchases of corn. The corn purchase contracts represent 10% of the annual plant corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At March 31, 2013, we are not committed to purchasing any natural gas.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market.

The Company enters into firm-price sales commitments with our ethanol marketer under which we agree to sell ethanol at a price set in advance of the actual delivery of that ethanol by us.  Under these arrangements, we assume the risk of a price increase in the market price of ethanol between the time the price is fixed and the time the ethanol is delivered.  At March 31, 2013, we are committed to selling 855,000 gallons of ethanol with an average price of $1.87 per gallon.  The Company accounts for these transactions as normal sales, and accordingly, do not mark these transactions to market. The ethanol sales represent 2% of the projected annual plant production.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013 and 2012

Derivatives not designated as hedging instruments at March 31, 2013 and December 31, 2012 were as follows:

	Balance Sheet Classification	March 31, 2013	December 31, 2012*
Forward contracts in gain position	Current Assets	$500,795	$912,248
Futures contracts in gain position	Current Assets	284,038	974,132
Futures contracts in loss position	(Current Liabilities)	(74,513)	(291,119)
Total forward and futures contracts		710,320	1,595,261
Cash held by broker		1,461,464	1,727,389
	Current Assets	$2,171,784	$3,322,650

Forward contracts in loss position	(Current Liabilities)	$302,760	$(535,816)
*Derived from audited financial statements.

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Income	Three Months Ended March 31,
	Classification	2013	2012
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(239,414)	$735,015
Forward contracts	Cost of Revenues	$(62,951)	$(807,610)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013 and 2012

NOTE 3.     INVENTORY

Inventory consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012*
Raw materials	$10,832,060	$8,117,020
Finished goods	2,234,254	1,525,812
Work in process	1,065,071	990,002
Parts inventory	927,556	919,996
	$15,058,941	$11,552,830

*Derived from audited financial statements.

NOTE 4.    SHORT-TERM NOTE PAYABLE AND SUBSEQUENT EVENT

Dakota Ethanol has a revolving promissory note from First National Bank of Omaha (FNBO) in the amount of $10,000,000. The note expired on May 1, 2013 and the amount available is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital, net worth and borrowing base requirements. Interest on the outstanding principal balances will accrue at 315 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.36% at March 31, 2013. There is a commitment fee of 0.25% on the unused portion of the $10,000,000 availability. In addition, the bank draws the checking account balance to a minimum balance on a daily basis. The excess cash pays down the balance or any shortfall is drawn upon the note as needed. The note is collateralized by the ethanol plant, its accounts receivable and inventory. On March 31, 2013, Dakota Ethanol had $2,050,000 outstanding and $7,950,000 available to be drawn on the revolving promissory note under the borrowing base. On December 31, 2012, Dakota Ethanol had $0 outstanding and $10,000,000 available to be drawn on the revolving promissory note under the borrowing base.

FNBO extended the maturity date of the note to July 1, 2013. The terms of the note remain the same under the extension.

NOTE 5.    LONG-TERM NOTES PAYABLE

Dakota Ethanol has a long-term note payable to FNBO (Term Note 5).

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing minimum reporting requirements, ratios, working capital and net worth requirements. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. We are in compliance with our financial covenants as of March 31, 2013.

Term Note 5 is a reducing revolving note with an availability of $5,000,000. Interest on the outstanding principal balance will accrue at 315 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.36% at March 31, 2013. Dakota Ethanol may elect to borrow any principal amount repaid on Term Note 5 up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess an unused commitment fee of 0.25% on the unused portion of the note. Term Note 5 has a reducing feature through which the available amount of the note is reduced by $500,000 on the anniversary of the note starting May 1, 2013. The note matures on May 1, 2017. On March 31, 2013 and December 31, 2012, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on Term Note 5.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013 and 2012

In April of 2013, Dakota Ethanol paid off the remaining balances on the REED and FDDC notes.

The balances of the notes payable are as follows:

	March 31, 2013	December 31, 2012*
Note payable to First National Bank, Omaha
Term Note 5	$—	$—
Note payable - REED	255,354	308,142
Note payable - FDDC	51,689	62,341
Note payable - Other	68,270	75,683
	375,313	446,166

Less current portion	(292,146)	(288,631)

	$83,167	$157,535

*Derived from audited financial statements

Minimum scheduled principal payments for the next three years are estimated as follows:

Years Ending March 31,	Amount
2014	$292,146
2015	77,650
2016	5,517

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
March 31, 2013 and 2012

values. The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based off the CBOT markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
March 31, 2013

Assets:
Derivative financial instruments, futures contracts	$284,038	$284,038	$—	$—
forward contracts	$500,795	$—	$500,795	$—

Liabilities:
Derivative financial instruments, futures contracts	$(74,513)	$(74,513)	$—	$—
forward contracts	$(302,760)	$—	$(302,760)	$—

December 31, 2012*

Assets:
Derivative financial instruments, futures contracts	$974,132	$974,132	$—	$—
forward contracts	$912,248	$—	$912,248	$—

Liabilities:
Derivative financial instruments, futures contracts	$(291,119)	$(291,119)	$—	$—
forward contracts	$(535,816)	$—	$(535,816)	$—
*Derived from audited financial statements.

During the three months ended March 31, 2013, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of March 31, 2013 and December 31, 2012, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2013.

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
March 31, 2013 and 2012

The Company believes the carrying amount of cash and cash equivalents (level 1), accounts receivable (level 2), other receivables (level 2), accounts payable (level 2) and short-term debt (level 3) approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations (level 3) at March 31, 2013 of $375,313 had an estimated fair value of approximately $375,313 based on estimated interest rates for comparable debt.

NOTE 7.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 7% interest in RPMG, and Dakota Ethanol has entered into a marketing agreement for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Sales and marketing fees related to the agreements are as follows:

	Three Months Ended March 31,
	2013	2012

Sales ethanol	$27,674,376	$24,212,362
Sales distiller's grains and corn oil	1,784,571	1,345,013

Marketing fees ethanol	64,152	46,713
Marketing fees distillers grains and corn oil	9,474	9,027

	March 31, 2013	December 31, 2012
Amounts due included in accounts receivable	$3,391,861	$3,142,616
NOTE 8.    SUBSEQUENT EVENTS

During May 2013, the Company declared and paid a distribution to its members of $2,962,000, or $0.10 per capital unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2013, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2012, included in the Company's Annual Report on Form 10-K for 2012.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

Our revenue is derived from the sale and distribution of our ethanol, distillers grains and corn oil.  The ethanol plant currently operates in excess of its nameplate capacity, producing approximately 49 million gallons of ethanol per year.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. We have engaged Renewable Products Marketing Group, Inc. ("RPMG") to market all of the ethanol and corn oil that we produce at the plant. Further, RPMG, Inc. markets all of the distillers grains that we produce that we do not market internally to local customers.

On April 29, 2013, we executed amended loan agreements with our primary lender, First National Bank of Omaha, for the purpose of extending our short-term revolving loan's maturity date from May 1, 2013 to July 1, 2013. All of the other terms of our short-term revolving loan remain the same.

Results of Operations

Comparison of the Fiscal Quarters Ended March 31, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal quarters ended March 31, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$38,292,468	100.0	$32,005,292	100.0

Cost of Revenues	34,695,661	90.6	30,684,024	95.9

Gross Profit	3,596,807	9.4	1,321,268	4.1

Operating Expense	756,171	2.0	768,173	2.4

Income from Operations	2,840,636	7.4	553,095	1.7

Other Income	105,408	0.3	15,555	—

Net Income	$2,946,044	7.7	$568,650	1.8

Revenues

Revenue from ethanol sales increased by approximately 14% during our first quarter of 2013 compared to the same period of 2012. Revenue from distillers grains increased by approximately 42% during our first quarter of 2013 compared to the same period of 2012. Revenue from corn oil increased by approximately 2% during our first quarter of 2013 compared to the same period of 2012.

Ethanol

Our ethanol revenue was approximately $3.4 million more during our first quarter of 2013 compared to our first quarter of 2012, an increase of approximately 14%. This increase in ethanol revenue was due to an increase in the average price we received for our ethanol of approximately $0.29 per gallon, an increase of approximately 14%, during our first quarter of 2013 compared to our first quarter of 2012. Management attributes this increase in ethanol prices with higher commodity prices and a decrease in ethanol imports. Management anticipates that ethanol prices will remain favorable through our second quarter of 2013 but we anticipate that margins in the ethanol industry may be less favorable during our third quarter of 2013 when we anticipate increased ethanol imports from Brazil. The ethanol industry needs to continue to increase ethanol demand, primarily through higher blends such as E15, in order to maintain a favorable supply/demand balance. Gasoline demand has been decreasing in recent years which impacts ethanol demand since ethanol is typically blended with gasoline at a rate of 10% ethanol and 90% gasoline. When gasoline demand is lower, it negatively impacts ethanol demand.

We sold a comparable number of gallons of ethanol during our first quarter of 2013 and the same period of 2012. Management anticipates that ethanol sales will be comparable to prior years going forward unless the economics in the ethanol industry make it unfavorable to operate the ethanol plant. We expect that we will experience favorable operating margins during our second quarter of 2013 and that margins will be less favorable during our third quarter of 2013. Further, depending on whether corn production conditions are favorable during the 2013 growing season, margins in the ethanol industry could either improve or be less favorable during our fourth quarter of 2013.

Distillers Grains

Our total distillers grains revenue increased for our first quarter of 2013 compared to the same period of 2012. We continue to sell less distillers grains in the dried form compared to the modified/wet form due to market conditions near our plant. For our first quarter of 2013, we sold approximately 10% of our total distillers grains in the dried form and approximately 90% of our total distillers grains in the modified/wet form. For our first quarter of 2012, we sold approximately 7% of our total distillers grains in the dried form and approximately 93% of our total distillers grains in the modified/wet form. The average price we received for our dried distillers grains was approximately 37% greater during our first quarter of 2013 compared to the same period of 2012, an increase of approximately $73 per ton. The average price we received for our modified/wet distillers grains was approximately 44% greater for our first quarter of 2013 compared to the same period of 2012, an increase of approximately $85 per ton. Management attributes this increase in the selling price of our distillers grains with increased corn prices and correspondingly increased distillers grains demand. Since distillers grains are typically used as a feed substitute for corn, as the price of corn increases, the price of and demand for distillers grains typically also increase.

Management expects weaker distillers grains demand and prices during the remaining quarters of our 2013 fiscal year as more ethanol plants resume production and demand weakens with cows going on grass and fewer cattle in feedlots . Management expects to continue to make decisions as to whether our distillers grains will be marketed as dried distillers grains as opposed to modified/wet distillers grains based on market conditions. These market conditions include supply and demand factors as well as the price difference between dried distillers grains and modified/wet distillers grains along with the higher natural gas costs associated with drying our distillers grains.

Corn Oil

Our total pounds of corn oil sold increased by approximately 5% during our first quarter of 2013 compared to the same period of 2012, an increase of approximately 119,000 pounds, primarily due to improved efficiency in our operation of the corn oil extraction equipment. Partially offsetting the increase in pounds of corn oil sold, the average price we received for our corn oil decreased by approximately 3% for our first quarter of 2013 compared to the same period of 2012, a decrease of approximately $0.01 per pound. This decrease in market corn oil prices was primarily due to lower market corn oil demand, in part due to decreased biodiesel production. Biodiesel producers are just starting to ramp up production in 2013 which management anticipates will result in higher corn oil demand and prices going forward.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas. Our cost of revenues relating to corn was approximately 17% higher for our first quarter of 2013 compared to the same period of 2012. Our average cost per bushel of corn increased by approximately 18% for our first quarter of 2013 compared to our first quarter of 2012. Management attributes the increase in corn prices with higher market corn prices due to decreased corn production resulting from last summer's drought, as well as a smaller corn carryover from the prior year. Management anticipates that we will continue to deal with tight corn supplies and the effect that it has on corn prices through the rest of our 2013 fiscal year unless the corn crop harvested in the fall of 2013 is significantly larger than in previous years. While we believe that we will be able to secure the corn we need to operate the ethanol plant, we continue to experience increased competition for corn in our local market. We have seen other corn users expanding the area in which they purchase corn due to lower corn production to our south which can increase the price we pay for corn.

We used approximately the same number of bushels of corn during our first quarter of 2013 compared to the same period of 2012. Management anticipates that our corn consumption will remain at current levels into the foreseeable future.

Our cost of revenues related to natural gas increased by approximately $149,000, an increase of approximately 11%, for our first quarter of 2013 compared to our first quarter of 2012. This increase was due to a longer and colder winter during the 2013 period which resulted in increased natural gas demand and relatively stable natural gas supply. Our average cost per MMBtu of natural gas during our first quarter of 2013 was the approximately 9% more per MMBtu compared to the price for our first quarter of 2012. Management anticipates that natural gas prices will remain at their current levels due to steady natural gas demand and strong supplies of natural gas. We anticipate higher natural gas prices during the winter months due to increased natural gas demand for heating needs which typically results in premium natural gas pricing during the winter months.

We used approximately 2% more MMBtus of natural gas during our first quarter of 2013 compared to the same period of 2012 due to the colder and longer winter which resulted in greater natural gas demand to operate the plant. Management anticipates that our natural gas consumption will decrease during the summer months.

Operating Expense

Our operating expenses were slightly lower for our first quarter of 2013 compared to the same period of 2012 due primarily to lower environmental compliance costs.

Other Income and Expense

Our interest expense was higher for our first quarter of 2013 compared to the same period of 2012 because of increased borrowing we had on our line of credit. We had more equity in the net income of our investments during our first quarter of 2013 compared to the same period of 2012 due primarily to our investment in RPMG, our marketer.

Changes in Financial Condition for the Three Months Ended March 31, 2013

Current Assets

Our current assets were lower at March 31, 2013 compared to December 31, 2012 primarily due to decreased cash on hand offset by higher inventory and accounts receivable. The decrease in our cash on hand is tied to the reduction of the deferred corn payment liability at the end of December. Our accounts receivable was higher at March 31, 2013 compared to December 31, 2012 due to the higher prices of our ethanol and distillers grains which increase the amount that our marketer owes us for the sale of these products. The value of our inventory was higher at March 31, 2013 compared to December 31, 2012 due to higher corn, ethanol and distiller grains prices which are used to value our raw materials and finished goods inventory at the end of our reporting periods. The value of our derivative instruments was lower at March 31, 2013 compared to December 31, 2012 because the amount of our forward contracted corn decreased during the quarter.

Property and Equipment

Our net property and equipment was slightly lower at March 31, 2013 compared to December 31, 2012 as a result of regular depreciation of our equipment.

Current Liabilities

We had more checks issued in excess of our bank balances at March 31, 2013 compared to December 31, 2012 due primarily to having less cash on hand at March 31, 2013. Our accounts payable was lower at March 31, 2013 compared to December 31, 2012 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes which increases our accounts payable at the end of our fiscal year. These deferred payments were made early in our first quarter of 2013. We had approximately $2 million outstanding on our line of credit as of March 31, 2013 compared to no amount outstanding at December 31, 2012 because of deferred corn payments we made early in our 2013 fiscal year.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of March 31, 2013, we had $2,050,000 outstanding and $12,950,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net cash (used in) operating activities	$(9,769,156)	$(9,674,174)
Net cash (used in) investing activities	(178,288)	(106,489)
Net cash provided by (used for) financing activities	3,123,243	(180,014)

Cash Flow From Operations. Our operating activities used more cash during the three months ended March 31, 2013 compared to the same period of 2012, primarily due to cash we used to pay down our accounts payable and increase our inventory during the 2013 period. The increase in inventory was primarily due to higher corn and ethanol prices and quantities of both on hand.

Cash Flow From Investing Activities. Our investing activities used more cash during the three months ended March 31, 2013 compared to the same period of 2012, due to equipment replacement costs and costs we incurred related to our plant control upgrade project.

Cash Flow From Financing Activities. Our financing activities provided cash during the three months ended March 31, 2013 compared to the same period of 2012 as a result of funds we received from our short-term revolving loan as well as an increase in the checks we had outstanding in excess of our bank balances as of March 31, 2013.

Indebtedness

First National Bank of Omaha ("FNBO") is our primary lender. We have two loans outstanding with FNBO, a short-term revolving loan and a long-term revolving loan. We also have two loans that we used to offset the cost of our corn oil extraction equipment which originally totaled $1,200,000. The specifics of each credit facility are discussed below.

Short-Term Debt Sources

We have a short-term revolving promissory note with FNBO that was recently extended from May 1, 2013 to July 1, 2013. The principal amount of this short-term revolving promissory note is $10 million. However, the maximum amount we can draw on this short-term loan is limited by a borrowing base calculation based on a percentage of our inventory and accounts receivable less certain accounts payable and letters of credit that we may have outstanding from time to time. We agreed to pay a variable interest rate on the revolving promissory note at an annual rate 315 basis points above the one month London Interbank Offered Rate ("LIBOR"), adjusted monthly. The note is not subject to a floor. The interest rate for this loan at March 31, 2013 was 3.36%. We are required to pay a fee of 0.25% on the unused portion of the revolving promissory note. The revolving promissory note is collateralized by the ethanol plant, its accounts receivable and inventory. As of March 31, 2013, we had $2,050,000 outstanding on our revolving promissory note and $7,950,000 available to be drawn.

Long-Term Debt Sources

We restructured our long-term revolving loan that we refer to as Term Note 5 in May 2012. Term Note 5 was restructured into a $5,000,000 loan with an interest rate that accrues at 315 basis points above the one month LIBOR, adjusted monthly. Term Note 5 is not subject to a floor. The credit limit on Term Note 5 reduces each year by $500,000 starting in May 2013 until the maturity date on May 1, 2017. Therefore, the funds available for us to draw on Term Note 5 will decrease each year. If in any year we have a principal balance outstanding on Term Note 5 in excess of the new credit limit, we must make a payment to FNBO such that the amount outstanding on Term Note 5 does not exceed the new credit limit. We are required to pay a fee of 0.25% on the unused portion of Term Note 5. On March 31, 2013, we had $0 outstanding and $5,000,000 available to be drawn on this loan. As of March 31, 2013, interest accrued on Term Note 5 at the rate of 3.36% per year.

Subordinated Debt

We raised a total of $1,200,000 in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties. We secured $1,000,000 in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC). We closed on these loans on May 22, 2009. We agreed to pay 4.70% interest on the $1,000,000 loan from REED and 5.5% interest on the $200,000 FDDC loan. Both loans are amortized over a period of five years and both loans require monthly payments. The principal balance of the REED loan was approximately $255,000 as of March 31, 2013. The principal balance of the FDDC loan was approximately $52,000 as of March 31, 2013. In April 2013, we repaid the balances of the REED and FDDC loans in full.

Covenants

Our credit facilities with FNBO are subject to various loan covenants. If we fail to comply with these loan covenants, FNBO can declare us to be in default of our loans. The material loan covenants applicable to our credit facilities are our fixed charge coverage ratio, our minimum net worth and minimum working capital requirements.

As of March 31, 2013, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is likely that we will fall out of compliance with our loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FNBO, and FNBO refuses to waive the non-compliance, FNBO may require us to immediately repay all amounts outstanding on our loans.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $302,000 related to derivative instruments for the quarter ended March 31, 2013. We recorded an increase to our cost of revenues of approximately $73,000 related to derivative instruments for the quarter ended March 31, 2012. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of March 31, 2013, we were committed to purchasing approximately 1.8 million bushels of corn with an average price of $6.47 per bushel. These corn purchases represent approximately 10% of our expected corn usage for the next 12 months As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of March 31, 2013, we were committed to selling approximately 855,000 gallons of ethanol during during the next 12 months, with an average price of approximately $1.87 per gallon. The ethanol sales represent approximately 2% of the annual plant production.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$11,795,525
Corn	15,940,201	Bushels	10%	$10,950,918
Natural Gas	1,400,000	MMBTU	10%	$550,200

For comparison purposes, our sensitivity analysis as of December 31, 2012 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$9,849,000
Corn	15,208,204	Bushels	10%	$10,539,285
Natural Gas	1,330,000	MMBTU	10%	$456,190

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have not been any material changes to the risk factors that were previously disclosed on our annual report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Fourth Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.
10.2	Third Amended and Restated Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	May 13, 2013	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 13, 2013	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)