Form 10-Q
period 2013-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2013-08-13
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2013

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

As of August 13, 2013, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	June 30, 2013	December 31, 2012*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,504,547	$7,662,901
Accounts receivable	5,619,867	4,251,590
Other receivables	22,987	91,139
Inventory	9,196,680	11,552,830
Derivative financial instruments	1,198,158	3,322,650
Prepaid expenses	134,400	137,990
Total current assets	21,676,639	27,019,100

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,277,636	8,277,636
Equipment	39,828,295	39,828,295
	51,447,386	51,447,386
Less accumulated depreciation	(27,677,163)	(26,361,261)
Net property and equipment	23,770,223	25,086,125

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	3,605,594	3,385,479
Other	434,752	86,609
Total other assets	14,436,112	13,867,854

TOTAL ASSETS	$59,882,974	$65,973,079

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	June 30, 2013	December 31, 2012*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	5,454,151	13,518,218
Accrued liabilities	427,113	355,278
Derivative financial instruments	882,166	535,816
Current portion of notes payable	30,978	288,631
Other	67,732	34,540
Total current liabilities	6,862,140	14,732,483

LONG-TERM LIABILITIES
Notes payable, net of current maturities	29,786	157,535
Other	474,626	8,726
Total long-term liabilities	504,412	166,261

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	52,516,422	51,074,335

TOTAL LIABILITIES AND MEMBERS' EQUITY	$59,882,974	$65,973,079

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

REVENUES	$38,288,817	$30,843,839	$76,581,285	$62,849,131

COSTS OF REVENUES	35,860,462	31,433,015	70,556,122	62,117,039

GROSS PROFIT (LOSS)	2,428,355	(589,176)	6,025,163	732,092

OPERATING EXPENSES	1,070,134	759,221	1,826,305	1,527,393

INCOME (LOSS) FROM OPERATIONS	1,358,221	(1,348,397)	4,198,858	(795,301)

OTHER INCOME (EXPENSE)
Interest income	20,655	15,144	29,306	22,616
Equity in net income of investments	88,813	11,754	219,115	31,295
Interest expense	(9,646)	(9,714)	(43,192)	(21,173)
Total other income	99,822	17,184	205,229	32,738

NET INCOME (LOSS)	$1,458,043	$(1,331,213)	$4,404,087	$(762,563)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.05	$(0.04)	$0.15	$(0.03)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.10	$0.05	$0.10	$0.05

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

OPERATING ACTIVITIES
Net income (loss)	$4,404,087	$(762,563)
Changes to net income (loss) affecting cash and cash equivalents
Depreciation and amortization	1,403,411	1,329,915
Equity in net (income) of investments	(219,115)	(31,295)
(Increase) decrease in
Receivables	(1,300,125)	354,227
Inventory	2,356,150	(1,999,245)
Prepaid expenses	3,590	(1,594)
Derivative financial instruments and due from broker	2,470,842	(1,436,184)
Increase (decrease) in
Accounts payable	(7,918,769)	(7,624,865)
Accrued and other liabilities	222,835	(279,010)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,422,906	(10,450,614)

INVESTING ACTIVITIES
Purchase of property and equipment	(145,298)	(488,510)
Changes in other assets	(33,990)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(179,288)	(488,510)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	—	888,833
Net borrowings on line of credit	—	1,430,000
Principal payments on long-term notes payable	(385,402)	(248,330)
Financing costs paid	(54,570)	—
Distributions paid to LACP members	(2,962,000)	(1,481,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,401,972)	589,503

NET DECREASE IN CASH	(2,158,354)	(10,349,621)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,662,901	11,225,659

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,504,547	$876,038

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$37,014	$21,924

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013 and 2012

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for a full year.

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
June 30, 2013 and 2012

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

We do not apply the normal purchase and sales exemption for forward corn purchase contracts. As of June 30, 2013, the Company is committed to purchasing 2,100,000 bushels of corn on a forward contract basis with an average price of $5.93 per bushel. Dakota Ethanol has a net derivative financial instrument liability of approximately $880,000 related to the forward contracted purchases of corn. These corn purchase contracts represent 12% of our expected annual plant corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At June 30, 2013, we are committed to purchasing 99,000 MMBtu's of natural gas with an average price of $3.64 per MMBtu.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market. These natural gas purchases represent approximately 7% of our expected annual plant requirements.

The Company enters into firm-price sales commitments with our ethanol marketer under which we agree to sell ethanol at a price set in advance of the actual delivery of that ethanol by us.  Under these arrangements, we assume the risk of a price increase in the market price of ethanol between the time the price is fixed and the time the ethanol is delivered.  At June 30, 2013, we are committed to selling 855,000 gallons of ethanol with an average price of $1.87 per gallon.  The Company accounts for these transactions as normal sales, and accordingly, do not mark these transactions to market. These ethanol sales represent 2% of our expected annual plant production.

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

Derivatives not designated as hedging instruments at June 30, 2013 and December 31, 2012 were as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013 and 2012

	Balance Sheet Classification	June 30, 2013	December 31, 2012*
Forward contracts in gain position	Current Assets	$2,262	$912,248
Futures contracts in gain position	Current Assets	$149,763	$974,132
Forward contracts in loss position	(Current Liabilities)	$(144,663)	$(291,119)
Total forward and futures contracts		$7,362	$1,595,261
Cash held by broker		1,190,796	1,727,389
	Current Assets	$1,198,158	$3,322,650

Forward contracts in loss position	(Current Liabilities)	$(882,166)	$(535,816)
*Derived from audited financial statements.

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Income	Three Months Ended June 30,
	Classification	2013	2012
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$524,907	$(1,209,496)
Forward contracts	Cost of Revenues	$(989,146)	$49,232

	Statement of Income	Six Months Ended June 30,
	Classification	2013	2012
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$285,492	$(474,480)
Forward contracts	Cost of Revenues	$(1,052,097)	$(758,378)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013 and 2012

NOTE 3.     INVENTORY

Inventory consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012*
Raw materials	$4,820,869	$8,117,020
Finished goods	2,326,506	1,525,812
Work in process	1,076,526	990,002
Parts inventory	972,779	919,996
	$9,196,680	$11,552,830

*Derived from audited financial statements.

NOTE 4.    SHORT-TERM NOTE PAYABLE

On May 15, 2013, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount of $10,000,000 and the amount available is subject to a borrowing base. Interest on the outstanding principal balances will accrue at 310 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.30% at June 30, 2013. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by the ethanol plant, its accounts receivable and inventory. The note expires on May 31, 2015. On June 30, 2013, Dakota Ethanol had $0 outstanding and as a result of the borrowing base calculation, $6,400,000 available to be drawn on the revolving promissory note.

Prior to May 15, Dakota Ethanol had a revolving promissory note from First National Bank of Omaha (FNBO) in the amount of $10,000,000 and the amount available was subject to a borrowing base. On December 31, 2012, Dakota Ethanol had $0 outstanding and $10,000,000 available to be drawn on the revolving promissory note.

NOTE 5.    LONG-TERM NOTES PAYABLE

On May 15, 2013, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount of $5,000,000.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits and minimum working capital requirements. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. We are in compliance with our financial covenants as of June 30, 2013.

The note is a revolving note with an availability of $5,000,000. Interest on the outstanding principal balance will accrue at 335 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.55% at June 30, 2013. Dakota Ethanol may elect to borrow any principal amount repaid on the note up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess a non-use fee of 0.35% on the unused portion of the note. The note matures on May 31, 2018. On June 30, 2013, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on the note.

Prior to May 15, Dakota Ethanol had a revolving promissory note from First National Bank of Omaha (FNBO) in the amount of $5,000,000. On December 31, 2012, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on the revolving promissory note.

Dakota Ethanol entered into two loan agreements for alternative financing for our corn oil extraction equipment as we had agreed with FNBO; one loan with Rural Electric Economic Development, Inc (REED) and the other loan with First District Development Company (FDDC).

The note to REED, originally for $1,000,000, had a fixed interest rate of 4.7%. The note was secured by the oil extraction equipment.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013 and 2012

The note to FDDC, originally for $200,000, had a fixed interest rate of 5.5%. The note was secured by the oil extraction equipment.

In April of 2013, Dakota Ethanol paid off the remaining balances on the REED and FDDC notes.

The balances of the notes payable are as follows:

	June 30, 2013	December 31, 2012*

Note payable - Long-term bank note	$—	$—
Note payable - REED	—	308,142
Note payable - FDDC	—	62,341
Note payable - Other	60,764	75,683
	60,764	446,166

Less current portion	(30,978)	(288,631)

	$29,786	$157,535

*Derived from audited financial statements

Minimum scheduled principal payments for the next two years are estimated as follows:

Years Ending June 30,	Amount
2014	$30,978
2015	29,786

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
June 30, 2013 and 2012

values. The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based off the CME markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
June 30, 2013

Assets:
Derivative financial instruments, futures contracts	$149,763	$149,763	$—	$—
forward contracts	$2,262	$—	$2,262	$—

Liabilities:
Derivative financial instruments, futures contracts	$(144,663)	$(144,663)	$—	$—
forward contracts	$(882,166)	$—	$(882,166)	$—

December 31, 2012*

Assets:
Derivative financial instruments, futures contracts	$974,132	$974,132	$—	$—
forward contracts	$912,248	$—	$912,248	$—

Liabilities:
Derivative financial instruments, futures contracts	$(291,119)	$(291,119)	$—	$—
forward contracts	$(535,816)	$—	$(535,816)	$—
*Derived from audited financial statements.

During the three and six months ended June 30, 2013, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of June 30, 2013 and December 31, 2012, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2013.

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
June 30, 2013 and 2012

The Company believes the carrying amount of cash and cash equivalents (level 1), accounts receivable (level 2), other receivables (level 2), accounts payable (level 2) and short-term debt (level 3) approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations (level 3) at June 30, 2013 of $60,764 had an estimated fair value of approximately $60,764 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2012 of $929,066 had an estimated fair value of approximately $930,139 based on estimated interest rates for comparable debt.

NOTE 7.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 7% interest in RPMG, and Dakota Ethanol has entered into an ethanol marketing agreement with RPMG for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Sales and marketing fees related to the agreements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales ethanol	$29,363,677	$23,541,622	$57,038,053	$47,753,984
Sales distiller's grains and corn oil	1,841,800	1,740,007	3,626,371	3,085,020

Marketing fees ethanol	64,152	45,911	128,304	92,624
Marketing fees distillers grains and corn oil	9,288	10,140	18,761	19,167

	June 30, 2013	December 31, 2012*
Amounts due included in accounts receivable	$4,386,603	$3,142,616
*Derived from audited financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2013, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2012, included in the Company's Annual Report on Form 10-K for 2012.

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

On April 29, 2013, we executed amended loan agreements with our primary lender, First National Bank of Omaha, for the purpose of extending our short-term revolving loan's maturity date from May 1, 2013 to July 1, 2013. All of the other terms of our short-term revolving loan remained the same.

On May 20, 2013, we entered into a new comprehensive credit facility with Farm Credit Services of America ("FCSA"). The FCSA credit facility replaces our prior loans with First National Bank of Omaha. The FCSA loan is comprised of a $10 million revolving operating line of credit and a $5 million revolving term loan. The details of our new comprehensive credit facility with FCSA are described below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness."

Results of Operations

Comparison of the Fiscal Quarters Ended June 30, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal quarters ended June 30, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$38,288,817	100.0	$30,843,839	100.0

Cost of Revenues	35,860,462	93.7	31,433,015	101.9

Gross Profit (Loss)	2,428,355	6.3	(589,176)	(1.9)

Operating Expense	1,070,134	2.8	759,221	2.5

Income (Loss) from Operations	1,358,221	3.5	(1,348,397)	(4.4)

Other Income	99,822	0.3	17,184	0.1

Net Income (Loss)	$1,458,043	3.8	$(1,331,213)	(4.3)

Revenues

Revenue from ethanol sales increased by approximately 25% during our second quarter of 2013 compared to the same period of 2012. Revenue from distillers grains increased by approximately 27% during our second quarter of 2013 compared to the same period of 2012. Revenue from corn oil decreased by approximately 11% during our second quarter of 2013 compared to the same period of 2012.

Ethanol

Our ethanol revenue was approximately $5.8 million greater during our second quarter of 2013 compared to our second quarter of 2012, an increase of approximately 25%. This increase in ethanol revenue was due to an increase in the average price we received for our ethanol of approximately $0.43 per gallon, an increase of approximately 22%, during our second quarter of 2013 compared to our second quarter of 2012. Management attributes this increase in ethanol prices with higher corn prices during our second quarter of 2013 compared to the same period of 2012, which typically results in higher ethanol prices. Further, ethanol imports from Brazil were lower than expected during the 2013 period which along with greater gasoline demand increased the market price of ethanol during our second quarter of 2013 compared to the same period of 2012.

In addition to this increase in ethanol prices, ethanol sales were higher during our second quarter of 2013 compared to the same period of 2012. Our total ethanol sales during our second quarter of 2013 were approximately 2% greater than during the same period of 2012, an increase of approximately 261,000 gallons. Management attributes this increase in ethanol sales with improved plant efficiencies and throughput capacity. Management anticipates that ethanol sales will be comparable to prior years going forward.

Distillers Grains

Our total distillers grains revenue increased by approximately 27% during our second quarter of 2013 compared to the same period of 2012. We sold more distillers grains in the dried form during our second quarter of 2013 compared to the same period of 2012 due to better market conditions for the dried product. For our second quarter of 2013, we sold approximately 13% of our total distillers grains in the dried form and approximately 87% of our total distillers grains in the modified/wet form. For our second quarter of 2012, we sold approximately 12% of our total distillers grains in the dried form and approximately 88% of our total distillers grains in the modified/wet form.

The average price we received for our dried distillers grains was approximately 20% greater during our second quarter of 2013 compared to the same period of 2012, an increase of approximately $39 per ton. The average price we received for our modified/wet distillers grains was approximately 25% greater for our second quarter of 2013 compared to the same period of

2012, an increase of approximately $50 per ton. Management attributes this increase in the selling price of our distillers grains with increased corn prices and lower corn availability which both resulted in correspondingly increased distillers grains demand. Since distillers grains are typically used as a feed substitute for corn, as the price of corn increases and corn availability decreases, the price of and demand for distillers grains typically also increase.

Management anticipates that distillers grains prices will continue to follow the corn market. If the price of corn decreases significantly leading up to the fall harvest or after harvest, management expects that this will result in lower distillers grain prices. If the corn harvest in the fall of 2013 is smaller than expected, management anticipates that corn prices will increase which will likely benefit distillers grains prices.

Corn Oil

Our total pounds of corn oil sold increased by approximately 3% during our second quarter of 2013 compared to the same period of 2012, an increase of approximately 69,000 pounds, primarily due to improved efficiencies operating our corn oil extraction equipment. Management anticipates that corn oil production will continue to be variable based on the total production of ethanol at our plant and by operating efficiencies we achieve. Offsetting the increase in the total pounds of corn oil we sold was a decrease in the average price we received for our corn oil of approximately 14% for our second quarter of 2013 compared to the same period of 2012, a decrease of approximately $0.06 per pound. This decrease in market corn oil prices was primarily due to higher market corn oil supply which has negatively impacted corn oil prices. Management anticipates relatively stable corn oil prices as demand from biodiesel production continues to increase which may offset increases in corn oil supply.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas. Our cost of revenues relating to corn was approximately 13% higher for our second quarter of 2013 compared to the same period of 2012. Our average cost per bushel of corn increased by approximately 9% for our second quarter of 2013 compared to our second quarter of 2012. Management attributes the increase in corn prices with higher market corn prices due to decreased corn production resulting from last summer's drought, as well as a smaller corn carryover from the prior year. While we believe that we will be able to secure the corn we need to operate the ethanol plant during the remaining quarters of our 2013 fiscal year, we have been seeing increased competition for corn in our local market. We have seen other corn users expanding the area in which they purchase corn due to lower corn production to our south which can increase the price we pay for corn.

We used approximately 4% more bushels of corn during our second quarter of 2013 compared to the same period of 2012, due primarily to increased production at the ethanol plant. Management anticipates that our corn consumption will remain at current levels into the foreseeable future as management expects relatively consistent production levels.

Our cost of revenues related to natural gas increased by approximately $629,000, an increase of approximately 63%, for our second quarter of 2013 compared to our second quarter of 2012. This increase was due to an increase in market natural gas prices during our second quarter of 2013 compared to the same period of 2012 due to a longer and colder winter, with cold temperatures stretching into April. Our average cost per MMBtu of natural gas during our second quarter of 2013 was approximately 54% more per MMBtu compared to the price for our second quarter of 2012. Management anticipates higher natural gas prices during the winter months due to increased natural gas demand for heating needs which typically results in premium natural gas pricing during the winter months.

We used approximately 6% more MMBtus of natural gas during our second quarter of 2013 compared to the same period of 2012 due to an extended and colder winter during the 2013 period. Management anticipates that our natural gas consumption will remain at current levels into the foreseeable future.

Operating Expense

Our operating expenses were higher for our second quarter of 2013 compared to the same period of 2012 due primarily to a one-time pledge of $250,000 to support a technical development center for the development of innovations in bio-energy technology, partially offset by lower environmental compliance costs.

Other Income and Expense

Our income related to our investments was higher for our second quarter of 2013 compared to the same period of 2012 due to improved performance by the ethanol industry, particularly our investment in RPMG, our marketer. We had more interest income during our second quarter of 2013 compared to the same period of 2012 due to having more cash on hand during the 2013 period.

Comparison of the Six Months Ended June 30, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the six months ended June 30, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$76,581,285	100.0	$62,849,131	100.0

Cost of Revenues	70,556,122	92.1	62,117,039	98.8

Gross Profit	6,025,163	7.9	732,092	1.2

Operating Expense	1,826,305	2.4	1,527,393	2.4

Income (Loss) from Operations	4,198,858	5.5	(795,301)	(1.3)

Other Income	205,229	0.3	32,738	0.1

Net Income (Loss)	$4,404,087	5.8	$(762,563)	(1.2)

Revenues

Revenue from ethanol sales increased by approximately 19% during the six months ended June 30, 2013 compared to the same period of 2012. Revenue from distillers grains increased by approximately 35% during the six months ended June 30, 2013 compared to the same period of 2012. Revenue from corn oil decreased by approximately 5% during the six months ended June 30, 2013 compared to the same period of 2012.

Ethanol

Our ethanol revenue was approximately $9,248,000 more during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, an increase of approximately 19%. The average price we received for our ethanol increased by approximately 18% for the six months ended June 30, 2013 compared to the same period of 2012, an increase of approximately $0.36 per gallon of ethanol sold. Our total gallons of ethanol sold during the six months ended June 30, 2013 was approximately 1% more than during the same period of 2012, an increase of approximately 228,000 gallons. This increase was due to improved plant efficiencies.

Distillers Grains

Our total distillers grains revenue increased by approximately $4,607,000 for the six months ended June 30, 2013 compared to the same period of 2012. We sold approximately 1% more tons of distillers grains during the six months ended June 30, 2013 compared to the same period of 2012. The average price we received for our dried distillers grains increased by approximately $54 per ton, an increase of approximately 28%, for the six months ended June 30, 2013 compared to the same period of 2012. The average price we received for our modified/wet distillers grains increased by approximately $68 per ton, an increase of approximately 35%, for the six months ended June 30, 2013 compared to the same period of 2012. For the six months ended June 30, 2013, we sold approximately 11% of our distillers grains in the dried form and approximately 89% in the modified/wet form. During the six months ended June 30, 2012, we sold approximately 9% of our distillers grains in the dried form and approximately 91% in the modified/wet form.

Corn Oil

Our total pounds of corn oil sold increased by approximately 4% during the six months ended June 30, 2013 compared to the same period of 2012 due to improved efficiency in operating our corn oil extraction equipment. Offsetting this increase in production, the average price we received for our corn oil decreased by approximately 10% for the six months ended June 30, 2013 compared to the same period of 2012.

Cost of Revenues

Our cost of revenues related to corn was approximately 15% higher for the six months ended June 30, 2013 compared to the same period of 2012. Our average cost per bushel of corn increased by approximately 14% for the six months ended June 30, 2013 compared to the same period of 2012, an increase of approximately $0.84 per bushel of corn. We used approximately 1% more bushels of corn during the six months ended June 30, 2013 compared to the same period of 2012.

Our cost of revenues related to natural gas increased by approximately $778,000, an increase of approximately 33%, for the six months ended June 30, 2013 compared to the same period of 2012. Our average cost per MMBtu of natural gas during the six months ended June 30, 2013 was approximately 28% higher compared to the six months ended June 30, 2012, an increase of approximately $0.98 per MMBtu of natural gas. We used approximately 4% more natural gas during the six months ended June 30, 2013 compared to the same period of 2012. This increase was due to increased production of dried distillers grains and a colder and longer winter.

Operating Expense

Our operating expenses increased by approximately 20%, or approximately $299,000, for the six months ended June 30, 2013 compared to the same period of 2012. This increase was due primarily to a one-time pledge to support a technical development center partially offset by lower environmental compliance costs.

Other Income and Expense

Our interest expense was higher for the six months ended June 30, 2013 compared to the same period of 2012 because we had more borrowing on our revolving loan. We had more income from our investments during the six months ended June 30, 2013 compared to the same period of 2012 due primarily to our investment in our marketer, RPMG.

Changes in Financial Condition for the Six Months Ended June 30, 2013

Current Assets

Our current assets were lower at June 30, 2013 compared to December 31, 2012 primarily due to decreased cash on hand and decreased inventory. The decrease in our cash on hand is tied partially to a reduction in our accounts payable from deferred corn payments which occurred following the end of our 2012 fiscal year. Further, we paid a distribution of approximately $3 million which used cash during the first six months of our 2013 fiscal year. The value of our inventory was lower at June 30, 2013 compared to December 31, 2012 due to less corn inventory offset by increased ethanol inventory. The value of our derivative instruments was lower at June 30, 2013 compared to December 31, 2012 due to fewer forward and futures contracts in gain positions.

Property and Equipment

Our net property and equipment was slightly lower at June 30, 2013 compared to December 31, 2012 as a result of regular depreciation of our equipment.

Current Liabilities

Our accounts payable were lower at June 30, 2013 compared to December 31, 2012 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes which increases our accounts payable. These deferred payments were made early in our first quarter of 2013. The liability associated with our derivative financial instruments was higher at June 30, 2013 compared to December 31, 2012 due to more forward contracts in loss positions with the declining corn market.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of June 30, 2013, we had $0 outstanding and $11,400,000 available to be drawn on these revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$1,422,906	$(10,450,614)
Net cash (used in) investing activities	(179,288)	(488,510)
Net cash (used for) provided by financing activities	(3,401,972)	589,503

Cash Flow From Operations. Our operating activities provided more cash during the six months ended June 30, 2013 compared to the same period of 2012, primarily due to increased net income during the 2013 period. We also used less cash for margin calls related to our derivative instruments and inventory during the six months ended June 30, 2013 compared to the same period of 2012.

Cash Flow From Investing Activities. Our investing activities used less cash during the six months ended June 30, 2013 compared to the same period of 2012, due to having fewer capital expenditures during the 2013 period.

Cash Flow From Financing Activities. Our financing activities used more cash during the six months ended June 30, 2013 compared to the same period of 2012 as a result of having a larger distribution and the fact that our financing activities did not provide any cash for our operations during the 2013 period, unlike the 2012 period.

Indebtedness

On May 20, 2013, we entered into a new comprehensive credit facility with Farm Credit Services of America ("FCSA"). The FCSA credit facility replaces our prior loans with First National Bank of Omaha. The FCSA loan is comprised of a $10 million revolving operating line of credit (the "Operating Line") and a $5 million revolving term commitment (the "Term Revolver").

Pursuant to our FCSA loans, we are required to maintain working capital of $5 million. All of our assets, including the ethanol plant, its accounts receivable and inventories, serves as collateral for our loans with FCSA.

Operating Line

The Operating Line has a two year term which matures on May 31, 2015. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrues at the one month London Interbank Offered Rate ("LIBOR") plus 310 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at June 30, 2013 was 3.30%. As of June 30, 2013, we had $0 outstanding on the Operating Line and $6,400,000 available to be drawn, taking into account the borrowing base calculation.

Long-Term Debt Sources

The Term Revolver has a five year term which matures on May 31, 2018. We can use the Term Revolver for draws required to maintain compliance with our working capital requirements, funding approved capital expenditures and funding approved investments in other ethanol production facilities. Interest on the Term Revolver accrues at the one month LIBOR plus 335 basis points. There is a fee of 0.35% on the portion of the Term Revolver that we are not using, which is billed quarterly. As of June 30, 2013, the interest rate was 3.55%. On June 30, 2013, we had $0 outstanding and $5,000,000 available to be drawn on this loan.

Subordinated Debt

In 2009, we raised a total of $1,200,000 in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties. We secured $1,000,000 in financing for the corn oil extraction equipment from the Rural Electric

Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC). We agreed to pay 4.70% interest on the $1,000,000 loan from REED and 5.5% interest on the $200,000 FDDC loan. Both loans are amortized over a period of five years and both loans require monthly payments. In April 2013, we repaid the balances of the REED and FDDC loans in full.

Covenants

As of June 30, 2013, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $500,000 related to derivative instruments for the quarter ended June 30, 2013. We recorded an increase to our cost of revenues of approximately $1.2 million related to derivative instruments for the quarter ended June 30, 2012. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of June 30, 2013, we were committed to purchasing approximately 2.1 million bushels of corn with an average price of $5.93 per bushel. These corn purchases represent approximately 12% of our expected corn usage for the next 12 months As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of June 30, 2013, we were committed to purchasing approximately 99,000 MMBtus of natural gas with an average price of approximately $3.64 per MMBtu. The natural gas purchases represent approximately 7% of our expected annual plant requirements.

As of June 30, 2013, we were committed to selling approximately 855,000 gallons of ethanol with an average price of approximately $1.87 per gallon. The ethanol sales represent approximately 2% of our expected annual plant production.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	48,145,000	Gallons	10%	$11,410,365
Corn	15,840,930	Bushels	10%	$10,328,286
Natural Gas	1,300,639	MMBTU	10%	$487,740

For comparison purposes, our sensitivity analysis for our 2012 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$9,849,000
Corn	15,208,204	Bushels	10%	$10,539,285
Natural Gas	1,330,000	MMBTU	10%	$456,190

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated May 15, 2013.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	August 13, 2013	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2013	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)