Form 10-Q
period 2013-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2013-11-12
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2013

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

As of November 12, 2013, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	September 30, 2013	December 31, 2012*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,299,852	$7,662,901
Accounts receivable	3,353,921	4,251,590
Other receivables	21,728	91,139
Inventory	7,049,662	11,552,830
Derivative financial instruments and due from broker	701,886	3,322,650
Prepaid expenses	107,318	137,990
Total current assets	19,534,367	27,019,100

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,277,636	8,277,636
Equipment	40,111,984	39,828,295
Construction in progress	47,702	—
	51,778,777	51,447,386
Less accumulated depreciation	(28,333,951)	(26,361,261)
Net property and equipment	23,444,826	25,086,125

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	3,800,727	3,385,479
Other	385,261	86,609
Total other assets	14,581,754	13,867,854

TOTAL ASSETS	$57,560,947	$65,973,079

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	September 30, 2013	December 31, 2012*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,544,366	$13,518,218
Accrued liabilities	452,984	355,278
Derivative financial instruments	886,442	535,816
Current portion of notes payable	31,366	288,631
Other	119,732	34,540
Total current liabilities	6,034,890	14,732,483

LONG-TERM LIABILITIES
Notes payable, net of current maturities	21,797	157,535
Other	474,626	8,726
Total long-term liabilities	496,423	166,261

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	51,029,634	51,074,335

TOTAL LIABILITIES AND MEMBERS' EQUITY	$57,560,947	$65,973,079

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

REVENUES	$36,613,246	$34,424,396	$113,194,531	$97,273,527

COSTS OF REVENUES	34,505,581	33,114,047	105,061,703	95,231,086

GROSS PROFIT (LOSS)	2,107,665	1,310,349	8,132,828	2,042,441

OPERATING EXPENSES	762,794	649,491	2,589,099	2,176,884

INCOME (LOSS) FROM OPERATIONS	1,344,871	660,858	5,543,729	(134,443)

OTHER INCOME (EXPENSE)
Interest income	18,644	6,467	47,950	29,083
Equity in net income of investments	120,132	62,402	339,248	93,697
Interest expense	(8,435)	(29,145)	(51,627)	(50,318)
Total other income	130,341	39,724	335,571	72,462

NET INCOME (LOSS)	$1,475,212	$700,582	$5,879,300	$(61,981)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.05	$0.02	$0.20	$—

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.10	$—	$0.20	$0.05

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

OPERATING ACTIVITIES
Net income (loss)	$5,879,300	$(61,981)
Changes to net income (loss) affecting cash and cash equivalents
Depreciation and amortization	2,115,497	1,994,401
Equity in net (income) of investments	(339,248)	(93,697)
(Increase) decrease in
Receivables	967,080	406,582
Inventory	4,503,168	(653,166)
Prepaid expenses	30,672	52,537
Derivative financial instruments and due from broker	2,971,390	(3,678,033)
Increase (decrease) in
Accounts payable	(8,828,556)	(4,516,788)
Accrued and other liabilities	300,705	(262,641)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,600,008	(6,812,786)

INVESTING ACTIVITIES
Purchase of property and equipment	(482,495)	(862,191)
Changes in other assets	(108,990)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(591,485)	(862,191)

FINANCING ACTIVITIES
Principal payments on long-term notes payable	(393,002)	(317,489)
Financing costs paid	(54,570)	—
Distributions paid to LACP members	(5,924,000)	(1,481,000)
NET CASH (USED IN) FINANCING ACTIVITIES	(6,371,572)	(1,798,489)

NET INCREASE (DECREASE) IN CASH	636,951	(9,473,466)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,662,901	11,225,659

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,299,852	$1,752,193

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$26,958	$53,031

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013 and 2012

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for a full year.

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
September 30, 2013 and 2012

Investment in commodities contracts, derivative instruments and hedging activities

The Company is exposed to certain risks related to our ongoing business operations.  The primary risks that we manage by using forward or derivative instruments are price risk on anticipated purchases of corn, natural gas and the sale of ethanol.

The Company is subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol co-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.

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

We do not apply the normal purchase and sales exemption for forward corn purchase contracts. As of September 30, 2013, we are committed to purchasing 2,000,000 bushels of corn on a forward contract basis with an average price of $4.72 per bushel. Dakota Ethanol has a net derivative financial instrument liability of approximately $890,000 related to the forward contracted purchases of corn. These corn purchase contracts represent 11% of the projected annual plant corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At September 30, 2013, we are committed to purchasing 130,000 MMBtu's of natural gas with an average price of $3.67 per MMBtu.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market. These natural gas purchases represent approximately 9% of the projected annual plant requirements.

The Company enters into firm-price sales commitments with our ethanol marketer under which we agree to sell ethanol at a price set in advance of the actual delivery of that ethanol by us.  Under these arrangements, we assume the risk of a price increase in the market price of ethanol between the time the price is fixed and the time the ethanol is delivered.  At September 30, 2013, we are committed to selling 855,000 gallons of ethanol with an average price of $1.87 per gallon.  The Company accounts for these transactions as normal sales, and accordingly, do not mark these transactions to market. These ethanol sales represent 2% of the projected annual plant production.

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

Derivatives not designated as hedging instruments at September 30, 2013 and December 31, 2012 were as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013 and 2012

	Balance Sheet Classification	September 30, 2013	December 31, 2012*
Forward contracts in gain position	Current Assets	$—	$912,248
Futures contracts in gain position	Current Assets	$26,213	$974,132
Forward contracts in loss position	(Current Liabilities)	$(48,063)	$(291,119)
Total forward and futures contracts		$(21,850)	$1,595,261
Cash held by broker		723,736	1,727,389
	Current Assets	$701,886	$3,322,650

Forward contracts in loss position	(Current Liabilities)	$(886,442)	$(535,816)
*Derived from audited financial statements.

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Operations	Three Months Ended September 30,
	Classification	2013	2012
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$505,990	$(5,076,551)
Forward contracts	Cost of Revenues	$(1,488,342)	$3,650,203

	Statement of Operations	Nine Months Ended September 30,
	Classification	2013	2012
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$791,483	$(5,551,028)
Forward contracts	Cost of Revenues	$(2,540,438)	$2,891,825

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013 and 2012

NOTE 3.     INVENTORY

Inventory consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012*
Raw materials	$4,070,299	$8,117,020
Finished goods	1,294,637	1,525,812
Work in process	684,225	990,002
Parts inventory	1,000,501	919,996
	$7,049,662	$11,552,830

*Derived from audited financial statements.

NOTE 4.    REVOLVING OPERATING NOTE

On May 15, 2013, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount of $10,000,000 and the amount available is subject to a borrowing base. Interest on the outstanding principal balances will accrue at 310 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.30% at September 30, 2013. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. The note expires on May 31, 2015. On September 30, 2013, Dakota Ethanol had $0 outstanding and $10,000,000 available to be drawn on the revolving promissory note.

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

NOTE 5.    LONG-TERM NOTES PAYABLE

On May 15, 2013, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount of $5,000,000.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits and minimum working capital requirements. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. We are in compliance with our financial covenants as of September 30, 2013.

The note is a revolving note with an availability of $5,000,000. Interest on the outstanding principal balance will accrue at 335 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.55% at September 30, 2013. Dakota Ethanol may elect to borrow any principal amount repaid on the note up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess a non-use fee of 0.35% on the unused portion of the note. The note matures on May 31, 2018. On September 30, 2013, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on the note.

Prior to May 15, Dakota Ethanol had a revolving promissory note from First National Bank of Omaha (FNBO) in the amount of $5,000,000. On December 31, 2012, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on the revolving promissory note.

Dakota Ethanol entered into two loan agreements for alternative financing for our corn oil extraction equipment as we had agreed with FNBO; one loan with Rural Electric Economic Development, Inc (REED) and the other loan with First District Development Company (FDDC). In April 2013, Dakota Ethanol paid off the reamining balances on the notes.

The note to REED, originally for $1,000,000, had a fixed interest rate of 4.7%. The note was secured by the oil extraction equipment.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013 and 2012

The note to FDDC, originally for $200,000, had a fixed interest rate of 5.5%. The note was secured by the oil extraction equipment.

The balances of the notes payable are as follows:

	September 30, 2013	December 31, 2012*

Note payable - Long-term bank note	$—	$—
Note payable - REED	—	308,142
Note payable - FDDC	—	62,341
Note payable - Other	53,163	75,683
	53,163	446,166
Less current portion	(31,366)	(288,631)
	$21,797	$157,535

*Derived from audited financial statements

Minimum scheduled principal payments for the next two years are estimated as follows:

Years Ending September 30,	Amount
2014	$31,366
2015	21,797

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013 and 2012

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
September 30, 2013

Assets:
Derivative financial instruments, futures contracts	$26,213	$26,213	$—	$—
forward contracts	$—	$—	$—	$—

Liabilities:
Derivative financial instruments, futures contracts	$(48,063)	$(48,063)	$—	$—
forward contracts	$(886,442)	$—	$(886,442)	$—

December 31, 2012*

Assets:
Derivative financial instruments, futures contracts	$974,132	$974,132	$—	$—
forward contracts	$912,248	$—	$912,248	$—

Liabilities:
Derivative financial instruments, futures contracts	$(291,119)	$(291,119)	$—	$—
forward contracts	$(535,816)	$—	$(535,816)	$—
*Derived from audited financial statements.

During the nine months ended September 30, 2013, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of September 30, 2013 and December 31, 2012, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2013.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013 and 2012

The carrying amount of long-term obligations (level 3) at September 30, 2013 of $53,163 had an estimated fair value of approximately $53,163 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2012 of $446,166 had an estimated fair value of approximately $446,166 based on estimated interest rates for comparable debt.

NOTE 7.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 7% interest in RPMG, and Dakota Ethanol has entered into an ethanol marketing agreement with RPMG for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Sales and marketing fees related to the agreements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales ethanol	$28,061,341	$26,390,388	$85,099,394	$74,144,372
Sales distiller's grains and corn oil	3,017,840	2,403,627	6,644,211	5,488,648

Marketing fees ethanol	64,152	43,561	192,456	136,185
Marketing fees distillers grains and corn oil	14,609	12,909	33,370	32,076

	September 30, 2013	December 31, 2012*
Amounts due included in accounts receivable	$2,158,295	$3,142,616
*Derived from audited financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2013, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2012, included in the Company's Annual Report on Form 10-K for 2012.

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

Our revenue is derived from the sale and distribution of our ethanol, distillers grains and corn oil.  The ethanol plant currently operates in excess of its nameplate capacity, producing approximately 48 million gallons of ethanol per year.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. We have engaged Renewable Products Marketing Group, Inc. ("RPMG") to market all of the ethanol and corn oil that we produce at the ethanol plant. Further, RPMG, Inc. markets all of the distillers grains that we produce that we do not market internally to local customers.

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

Results of Operations

Comparison of the Fiscal Quarters Ended September 30, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal quarters ended September 30, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenues	$36,613,246	100.0	$34,424,396	100.0

Cost of Revenues	34,505,581	94.2	33,114,047	96.2

Gross Profit	2,107,665	5.8	1,310,349	3.8

Operating Expense	762,794	2.1	649,491	1.9

Income from Operations	1,344,871	3.7	660,858	1.9

Other Income	130,341	0.4	39,724	0.1

Net Income	$1,475,212	4.0	$700,582	2.0

Revenues

Revenue from ethanol sales increased by approximately 6% during our third quarter of 2013 compared to the same period of 2012. Revenue from distillers grains increased by approximately 4% during our third quarter of 2013 compared to the same period of 2012. Revenue from corn oil increased by approximately 34% during our third quarter of 2013 compared to the same period of 2012.

Ethanol

Our ethanol revenue was approximately $1.7 million greater during our third quarter of 2013 compared to our third quarter of 2012, an increase of approximately 6%. This increase in ethanol revenue was due to an increase in the total gallons of ethanol we sold during our third quarter of 2013 compared to our third quarter of 2012, partially offset by lower ethanol prices. Our total ethanol sales during our third quarter of 2013 were approximately 14% greater than during the same period of 2012, an increase of approximately 1,534,000 gallons. Management attributes this increase in ethanol sales with improved plant efficiencies and throughput capacity. In addition, we took our scheduled maintenance shutdown in October of 2013. In 2012, we had a scheduled maintenance shutdown in August which reduced our gallons of ethanol production during our third quarter of 2012. Management anticipates that ethanol sales will be lower during our fourth quarter of 2013 compared to our fourth quarter of 2012 as a result of this shift in our scheduled maintenance shutdown.

The average price we received for our ethanol was approximately $0.15 per gallon less during our third quarter of 2013 compared to our third quarter of 2012, a decrease of approximately 7%. Management attributes this decrease in ethanol prices with lower corn prices during our third quarter of 2013 compared to the same period of 2012, which typically results in lower ethanol prices. Management anticipates continued lower ethanol prices compared to 2012 due to a larger corn crop which has resulted in a significant decrease in corn prices.

Distillers Grains

Our total distillers grains revenue increased by approximately 4% during our third quarter of 2013 compared to the same period of 2012 due to increased production. For both our third quarter of 2013 and our third quarter of 2012, we sold approximately 26% of our total distillers grains in the dried form and approximately 74% of our total distillers grains in the modified/wet form. We decide the mix between dried distillers grains and modified/wet distillers grains we sell based on market conditions and the relative profitability of selling the different forms of distillers grains. Management anticipates that we will maintain this approximate mix between dried distillers grains and modified/wet distillers grains going forward unless market conditions change in a way that prefers one product over the other.

The average price we received for our dried distillers grains was approximately 3% greater during our third quarter of 2013 compared to the same period of 2012, an increase of approximately $6 per ton. Management attributes this increase in dried distillers grains prices with fixed price forward sales contracts for our dried distillers grains during a time when corn prices were decreasing. The average price we received for our modified/wet distillers grains was approximately 17% less for our third quarter of 2013 compared to the same period of 2012, a decrease of approximately $44 per ton. Management attributes this decrease in the selling price of our modified/wet distillers grains with decreasing corn prices. Since most of our modified/wet distillers grains are used in our local market, we have fewer forward sales contracts for modified/wet distillers grains which results in more rapid price adjustments for our modified/wet product in reaction to changing corn prices.

Management anticipates that distillers grains prices will continue to follow the corn market. Due to the fact that corn prices have decreased with the fall harvest and more corn production in the current year which has increased corn availability, management anticipates continued lower distillers grains prices for the remaining quarter of our 2013 fiscal year and into our 2014 fiscal year.

Corn Oil

Our total pounds of corn oil sold increased by approximately 37% during our third quarter of 2013 compared to the same period of 2012, an increase of approximately 764,000 pounds, primarily due to improved efficiencies operating our corn oil extraction equipment and increased ethanol production. Management anticipates that corn oil production will continue to be variable based on the total production of ethanol at our plant and by operating efficiencies we achieve. Offsetting the increase in the total pounds of corn oil we sold was a decrease in the average price we received for our corn oil of approximately 3% for our third quarter of 2013 compared to the same period of 2012, a decrease of approximately $0.01 per pound. This decrease in market corn oil prices was primarily due to higher corn oil supply which has negatively impacted corn oil prices along with lower corn oil demand for biodiesel production. Management anticipates continued variability of corn oil prices as increased corn oil supply interacts with variable demand. As corn oil prices decrease, management believes that new markets for corn oil may develop which may provide additional demand for corn oil which does not exist at higher corn oil prices.

Cost of Revenues

The primary raw materials we use to produce our products are corn and natural gas. Our cost of revenues relating to corn was approximately 5% less for our third quarter of 2013 compared to the same period of 2012 due to lower corn prices during the 2013 period. Our average cost per bushel of corn decreased by approximately 13% for our third quarter of 2013 compared to our third quarter of 2012. Management attributes the decrease in corn prices with lower market corn prices due to an anticipated increase in corn production as we approached the fall harvest. Corn production estimates and early harvest results led to decreasing corn prices during our third quarter of 2013 which has positively impacted the price we pay for corn. We experienced higher than average corn prices during the previous year due to drought conditions which negatively impacted corn production. Management anticipates lower corn prices and decreased corn basis during our fourth quarter of 2013 and into our 2014 fiscal year due to the higher corn production in 2013.

We used approximately 9% more bushels of corn during our third quarter of 2013 compared to the same period of 2012, due to increased production at the ethanol plant. Management anticipates that our corn consumption will remain at current levels into the foreseeable future as management expects relatively consistent production levels. However, we anticipate decreased corn consumption during our fourth quarter of 2013 compared to the same period of 2012 since we took our scheduled maintenance shutdown in October 2013 instead of during August as we did during 2012.

Our cost of revenues related to natural gas increased by approximately $345,000, an increase of approximately 32%, for our third quarter of 2013 compared to our third quarter of 2012. This increase was due to an increase in market natural gas prices and increased natural gas consumption during our third quarter of 2013 compared to the same period of 2012. Management attributes the higher natural gas prices during 2013 to higher energy prices in general compared to the 2012 period. Our average cost per MMBtu of natural gas during our third quarter of 2013 was approximately 28% higher per MMBtu compared to the price for our third quarter of 2012. Management anticipates higher natural gas prices during the winter months due to increased natural gas demand for heating needs which typically results in premium natural gas pricing during the winter months.

We used approximately 3% more MMBtus of natural gas during our third quarter of 2013 compared to the same period of 2012 due to increased production during the 2013 period. Management anticipates that our natural gas consumption will remain at current levels into the foreseeable future.

Operating Expense

Our operating expenses were higher for our third quarter of 2013 compared to the same period of 2012 due primarily to higher professional fees and increased bonus and profit sharing accruals, partially offset by lower environmental compliance costs.

Other Income and Expense

Our income related to our investments was higher for our third quarter of 2013 compared to the same period of 2012 due to improved performance by the ethanol industry, particularly our investment in RPMG, our product marketer. We had more interest income during our third quarter of 2013 compared to the same period of 2012 due to having more cash on hand during the 2013 period. We had less interest expense during our third quarter of 2013 compared to the same period of 2012 due to having less debt during the 2013 period.

Comparison of the Nine Months Ended September 30, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the nine months ended September 30, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenues	$113,194,531	100.0	$97,273,527	100.0

Cost of Revenues	105,061,703	92.8	95,231,086	97.9

Gross Profit	8,132,828	7.2	2,042,441	2.1

Operating Expense	2,589,099	2.3	2,176,884	2.2

Income (Loss) from Operations	5,543,729	4.9	(134,443)	(0.1)

Other Income	335,571	0.3	72,462	0.1

Net Income (Loss)	$5,879,300	5.2	$(61,981)	(0.1)

Revenues

Revenue from ethanol sales increased by approximately 15% during the nine months ended September 30, 2013 compared to the same period of 2012. Revenue from distillers grains increased by approximately 24% during the nine months ended September 30, 2013 compared to the same period of 2012. Revenue from corn oil increased by approximately 7% during the nine months ended September 30, 2013 compared to the same period of 2012.

Ethanol

Our ethanol revenue was approximately $10,899,000 more during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, an increase of approximately 15%. The average price we received for our ethanol increased by approximately 9% for the nine months ended September 30, 2013 compared to the same period of 2012, an increase of approximately $0.19 per gallon of ethanol sold. Our total gallons of ethanol sold during the nine months ended September 30, 2013 was approximately 5% more than during the same period of 2012, an increase of approximately 1,761,000 gallons. This increase was due to improved plant efficiencies and the fact that we took our maintenance shutdown during our fourth quarter in 2013 compared to our third quarter in 2012.

Distillers Grains

Our total distillers grains revenue increased by approximately $4,880,000 for the nine months ended September 30, 2013 compared to the same period of 2012. We sold approximately 6% more tons of distillers grains during the nine months ended September 30, 2013 compared to the same period of 2012. The average price we received for our dried distillers grains increased by approximately $28 per ton, an increase of approximately 14%, for the nine months ended September 30, 2013 compared to the same period of 2012. The average price we received for our modified/wet distillers grains increased by approximately $36 per ton, an increase of approximately 17%, for the nine months ended September 30, 2013 compared to the same period of 2012. For the nine months ended September 30, 2013, we sold approximately 16% of our distillers grains in the dried form and approximately 84% in the modified/wet form. During the nine months ended September 30, 2012, we sold approximately 15% of our distillers grains in the dried form and approximately 85% in the modified/wet form.

Corn Oil

Our total pounds of corn oil sold increased by approximately 14% during the nine months ended September 30, 2013 compared to the same period of 2012 due to improved efficiency in operating our corn oil extraction equipment and increased production at our ethanol plant. Partially offsetting this increase in production, the average price we received for our corn oil decreased by approximately 5% for the nine months ended September 30, 2013 compared to the same period of 2012.

Cost of Revenues

Our cost of revenues related to corn was approximately 8% higher for the nine months ended September 30, 2013 compared to the same period of 2012. Our average cost per bushel of corn increased by approximately 4% for the nine months ended September 30, 2013 compared to the same period of 2012, an increase of approximately $0.26 per bushel of corn. This increase in corn costs was primarily due to higher corn prices during the first half of our 2013 fiscal year. We used approximately 4% more bushels of corn during the nine months ended September 30, 2013 compared to the same period of 2012 due to increased production at the ethanol plant.

Our cost of revenues related to natural gas increased by approximately $1,123,000, an increase of approximately 33%, for the nine months ended September 30, 2013 compared to the same period of 2012. Our average cost per MMBtu of natural gas during the nine months ended September 30, 2013 was approximately 28% higher compared to the nine months ended September 30, 2012, an increase of approximately $0.96 per MMBtu of natural gas. We used approximately 4% more natural gas during the nine months ended September 30, 2013 compared to the same period of 2012, due to increased production at our ethanol plant, comparatively higher production of dried distillers grains and a colder and longer winter during the 2013 period.

Operating Expense

Our operating expenses increased by approximately 19%, or approximately $412,000, for the nine months ended September 30, 2013 compared to the same period of 2012. This increase was due primarily to a one-time pledge to support a technical development center, increased profit sharing and bonus accruals, partially offset by lower environmental compliance costs.

Other Income and Expense

Our interest expense was higher for the nine months ended September 30, 2013 compared to the same period of 2012 because we had more borrowing on our revolving loan. We had more income from our investments during the nine months ended September 30, 2013 compared to the same period of 2012 due primarily to our investment in our marketer, RPMG. Our interest income was higher for the nine months ended September 30, 2013 compared to the same period of 2012 due to having more cash on hand, primarily during the second half of our 2013 fiscal year, which provided us with additional interest income.

Changes in Financial Condition for the Nine Months Ended September 30, 2013

Current Assets

Our current assets were lower at September 30, 2013 compared to December 31, 2012 primarily due to decreased accounts receivable, inventory and derivative financial instruments. The decrease in our accounts receivable is due to lower prices for ethanol and distillers grains. The value of our inventory was significantly lower at September 30, 2013 compared to December 31, 2012 due to lower corn prices and having less corn inventory on hand along with a slight decrease in our finished goods and work in process inventory. The value of our derivative instruments was lower at September 30, 2013 compared to December 31, 2012 due to having fewer forward and futures contracts in gain positions along with a significant decrease in cash that was being held by our commodities broker in our margin account.

Property and Equipment

Our net property and equipment was lower at September 30, 2013 compared to December 31, 2012 as a result of regular depreciation of our equipment, partially offset by capital improvements we made during our 2013 fiscal year related to wheeled equipment and process equipment.

Current Liabilities

Our accounts payable was significantly lower at September 30, 2013 compared to December 31, 2012 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes which increases our accounts payable. These deferred payments were made early in our first quarter of 2013. The liability associated with our derivative financial instruments was higher at September 30, 2013 compared to December 31, 2012 due to more forward contracts in loss positions with the declining corn market. The current portion of our notes payable was lower at September 30, 2013 compared to December 31, 2012 due to continuing payments we made on our outstanding notes payable, the majority of which were repaid during our second quarter of 2013 when we refinanced our primary loans.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of September 30, 2013, we had $0 outstanding and $10,300,000 available to be drawn on these revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$7,600,008	$(6,812,786)
Net cash (used in) investing activities	(591,485)	(862,191)
Net cash (used in) financing activities	(6,371,572)	(1,798,489)

Cash Flow From Operations. Our operating activities provided more cash during the nine months ended September 30, 2013 compared to the same period of 2012, primarily due to increased net income during the 2013 period. We also used less cash for margin calls related to our derivative instruments and inventory during the nine months ended September 30, 2013 compared to the same period of 2012.

Cash Flow From Investing Activities. Our investing activities used less cash during the nine months ended September 30, 2013 compared to the same period of 2012, due to having fewer capital expenditures during the 2013 period.

Cash Flow From Financing Activities. Our financing activities used more cash during the nine months ended September 30, 2013 compared to the same period of 2012 as a result of having a larger distribution during the 2013 period.

Indebtedness

On May 20, 2013, we entered into a new comprehensive credit facility with Farm Credit Services of America ("FCSA"). The FCSA credit facility replaces our prior loans with First National Bank of Omaha. The FCSA loan is comprised of a $10 million revolving operating line of credit (the "Operating Line") and a $5 million revolving term commitment (the "Term Revolver").

Pursuant to our FCSA loans, we are required to maintain working capital of $5 million. All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serves as collateral for our loans with FCSA.

Operating Line

The Operating Line has a two year term which matures on May 31, 2015. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrues at the one month London Interbank Offered Rate ("LIBOR") plus 310 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at September 30, 2013 was 3.30%. As of September 30, 2013, we had $0 outstanding on the Operating Line and $5,300,000 available to be drawn, taking into account the borrowing base calculation.

Long-Term Debt Sources

The Term Revolver has a five year term which matures on May 31, 2018. We can use the Term Revolver for draws required to maintain compliance with our working capital requirements, funding approved capital expenditures and funding approved investments in other ethanol production facilities. Interest on the Term Revolver accrues at the one month LIBOR plus 335 basis points. There is a fee of 0.35% on the portion of the Term Revolver that we are not using, which is billed quarterly. As of September 30, 2013, the interest rate was 3.55%. On September 30, 2013, we had $0 outstanding and $5,000,000 available to be drawn on this loan.

Subordinated Debt

In 2009, we raised a total of $1,200,000 in subordinated loans to help offset the cost of our corn oil extraction equipment from two different parties. We secured $1,000,000 in financing for the corn oil extraction equipment from the Rural Electric Economic Development, Inc. (REED) and $200,000 from the First District Development Company (FDDC). We agreed to pay 4.70% interest on the $1,000,000 loan from REED and 5.5% interest on the $200,000 FDDC loan. Both loans were amortized over a period of five years and both loans required monthly payments. In April 2013, we repaid the balances of the REED and FDDC loans in full.

Covenants

As of September 30, 2013, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Lower of cost or market accounting for inventory

With the significant change in the prices of our main inputs and outputs, the lower of cost or market analysis of inventory can have a significant impact on our financial performance.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $1.0 million related to derivative instruments for the quarter ended September 30, 2013. We recorded an increase to our cost of revenues of approximately $1.4 million related to derivative instruments for the quarter ended September 30, 2012. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of September 30, 2013, we were committed to purchasing approximately 2.0 million bushels of corn with an average price of $4.72 per bushel. These corn purchases represent approximately 11% of our expected corn usage for the next 12 months. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of September 30, 2013, we were committed to purchasing approximately 130,000 MMBtus of natural gas with an average price of approximately $3.67 per MMBtu. The natural gas purchases represent approximately 9% of our expected annual plant requirements.

As of September 30, 2013, we were committed to selling approximately 855,000 gallons of ethanol with an average price of approximately $1.87 per gallon. The ethanol sales represent approximately 2% of our expected annual plant production.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	48,145,000	Gallons	10%	$9,147,550
Corn	14,618,758	Bushels	10%	$6,154,497
Natural Gas	1,270,332	MMBTU	10%	$462,401

For comparison purposes, our sensitivity analysis for our 2012 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$9,849,000
Corn	15,208,204	Bushels	10%	$10,539,285
Natural Gas	1,330,000	MMBTU	10%	$456,190

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2012, included in our annual report on Form 10-K.

Recent attempts to reduce or eliminate the Renewable Fuels Standard, if successful, could negatively impact our ability to operate profitably. The United States ethanol industry is highly dependent on several federal and state incentives which promote the use of ethanol. Without these incentives, demand for and the price of ethanol could be negatively impacted which could impair our ability to profitably operate. The most significant of the federal and state incentives which benefit ethanol is the Federal Renewable Fuels Standard ("RFS"). The RFS requires that an increasing amount of renewable fuels, including the corn-based ethanol we produce, must be blended with petroleum based fuels each year in the United States. The 2013 RFS requirement for corn-based ethanol was 13.8 billion gallons which pursuant to the requirements of the RFS should increase to 14.4 billion gallons in 2014. However, the EPA has authority to waive the requirements of the RFS, in whole or in part, provided one of two conditions are met. The conditions are: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. While we do not believe that either of these grounds exist with respect to corn-based ethanol, opponents of the RFS are seeking to force the EPA to reduce or eliminate the RFS. Further, several pieces of legislation have been introduced with the goal of significantly reducing or eliminating the RFS. While management believes that these legislative efforts will not be successful, it is possible that the EPA could adjust the RFS requirements during 2014. The EPA has refused to use its waiver authority in the past, however, it is possible that the EPA could use this authority for 2014. If the EPA were to adjust the RFS requirements in any material way, it could negatively impact demand for the ethanol we produce which could decrease or ability to profitably operate the ethanol plant.

Demand for ethanol may not increase past current levels unless higher percentage blends of ethanol are more widely used. Since ethanol is typically blended with gasoline, changes in gasoline demand affects demand for ethanol. In recent years, gasoline demand has been decreasing which has similarly impacted ethanol demand. While ethanol use has increased as more gallons of gasoline in the United States are blended with ethanol, this trend may not continue as ethanol is blended at a 10% rate in nearly all of the gasoline sold in the United States. In order to increase demand for ethanol past current levels, or to maintain current demand for ethanol if gasoline demand continues to decrease, the percentage of ethanol that is blended into gasoline must increase. While the EPA has approved the use of gasoline blends containing 15% ethanol (called E15) for use in vehicles produced in the model year 2001 and after, E15 has not become readily available in the marketplace. Demand for ethanol has been positively impacted by sales of E85 for use in flexible fuel vehicles, however, many in the ethanol industry believe that the best way to increase ethanol demand is through higher percentage blends of ethanol in standard vehicles. Opponents of ethanol, particularly the petroleum industry, have opposed the use of higher blends of ethanol in gasoline and are seeking to limit the use of ethanol. If ethanol demand decreases, particularly due to decreasing gasoline demand, it could negatively impact the price we receive for our ethanol which could negatively impact our ability to profitably operate the ethanol plant. Further, if domestic ethanol supplies increase, including through increased ethanol imports from Brazil, it could negatively impact demand for the ethanol we produce which could negatively impact our ability to profitably operate the ethanol plant.

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
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	November 12, 2013	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2013	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)