Form 10-K
period 2013-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2014-02-27
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2013, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's membership units held by non-affiliates of the registrant was $14,161,125 computed by reference to the most recent public offering price on Form S-4.

As of February 27, 2014, there were 29,620,000 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2013). This information statement is referred to in this report as the 2014 Information Statement.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Availability and costs of raw materials, particularly corn and natural gas;
•	Any reduction or waiver of the ethanol use requirements in the Renewable Fuels Standard;
•	Changes in the price and market for ethanol, distillers grains and corn oil;
•	Our ability to maintain liquidity and maintain our risk management positions;
•	Decreases in the price of gasoline or decreased gasoline demand;
•	Changes in the availability and cost of credit;
•	Changes and advances in ethanol production technology;
•	The effectiveness of our risk management strategy to offset increases in the price of our raw materials and decreases in the prices of our products;
•	Overcapacity within the ethanol industry causing supply to exceed demand;
•	Our ability to market and our reliance on third parties to market our products;
•	The decrease or elimination of governmental incentives which support the ethanol industry;
•	Changes in the weather or general economic conditions impacting the availability and price of corn;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in our business strategy, capital improvements or development plans;
•	Our ability to retain key employees and maintain labor relations;
•	Our liability resulting from potential litigation;
•	Competition from alternative fuels and alternative fuel additives; and
•	Other factors described elsewhere in this report.

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

Our ownership of Dakota Ethanol represents our primary asset and source of revenue. Since we operate Dakota Ethanol as a wholly-owned subsidiary, all revenues generated by Dakota Ethanol are passed to LACP. We make distributions of the income received from Dakota Ethanol to our unit holders in proportion to the number of units held by each member compared to the units held by our members generally.

Effective May 15, 2013, we entered into a new comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). The FCSA credit facility replaces our prior loans with First National Bank of Omaha. The FCSA loan was originally comprised of a $10 million revolving operating line of credit and a $5 million revolving term loan. However, effective November 20, 2013, we entered into the First Amendment to Credit Agreement in order to add an additional $10 million term loan which we used to fund a portion of our capital contribution to Guardian Hankinson, LLC discussed below. The details of our new comprehensive credit facility with FCSA are described in the section entitled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness."

Effective as of December 19, 2013, we invested $12 million in Guardian Hankinson, LLC.  Guardian Hankinson, LLC recently completed the acquisition of a 130 million gallon per year ethanol production facility located in Hankinson, North Dakota from Murphy USA Inc.

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

Product	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Ethanol	75%	75%	82%
Distillers Grains	22%	22%	15%
Corn Oil	3%	3%	3%

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. Ethanol is primarily used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products. Ethanol blended fuel is typically designated in the marketplace according to the percentage of the fuel that is ethanol, with the most common fuel blend being E10, which includes 10% ethanol. The United States Environmental Protection Agency ("EPA") has approved the use of gasoline blends that contain 15% ethanol, or E15, for use in all vehicles manufactured in model year 2001 and later. In addition, flexible fuel vehicles can use gasoline blends that contain up to 85% ethanol called E85.

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

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. We primarily produce distillers grains in two forms, modified/wet distillers grains and dried distillers grains. Modified/wet distillers grains have a higher moisture content than dried distillers grains. Our modified/wet distillers grains are used primarily in our local market because they have a shorter shelf life and are more expensive to transport than dried distillers grains. During our 2013 fiscal year, approximately 81%, based on volume, of the distillers grains we sold were in the modified/wet form and approximately 19% were in the dried form. During our 2012 fiscal year, approximately 84% of the distillers grains we sold were in the modified/wet form and approximately 16% were in the dried form.

Corn Oil

We separate a portion of the corn oil contained in our distillers grains which we market separately from our distillers grains. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. The primary uses for the corn oil that we produce are animal feed, industrial uses and biodiesel production.

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market. However, during 2011, the United States ethanol industry experienced increased ethanol exports to Brazil, the European Union and Canada. These exports decreased during 2012. In 2011, the European Union launched anti-dumping and anti-subsidy investigations related to ethanol exports from the United States. In August 2012, the European Union concluded the anti-subsidy investigation and decided not to impose a tariff related to the anti-subsidy portion of the investigation due to the fact that the VEETC blenders credit had expired. However, the European Union decided to impose a tariff on ethanol imported from the United States based on the anti-dumping portion of the investigation. Management anticipates that this will continue to result in decreased ethanol exports to Europe.

The United States has recently experienced increasing ethanol exports which has positively impacted ethanol demand. This increase in ethanol exports follows a conscious effort by the United States ethanol industry to expand ethanol exports. These efforts are continuing and may lead to further increases in ethanol exports. Along with this increase in ethanol exports, we have not experienced the amount of ethanol imports that occurred during 2012. The increase in ethanol exports along with lower ethanol imports has contributed to improved operating margins in the United States and has helped prevent excess ethanol supplies in the domestic market. However, due to our location, we do not anticipate a significant amount of the ethanol we produce will be exported.

Ethanol is generally blended with gasoline before it is sold to the end consumer. Therefore, the primary purchasers of ethanol are fuel blending companies who mix the ethanol we produce with gasoline. As discussed below in the section entitled "Distribution of Principal Products," we have a third party marketer that sells all of our ethanol. Our ethanol marketer makes substantially all decisions regarding where our ethanol is sold.

Distillers Grains

Distillers grains are primarily used as animal feed. Distillers grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. We market a portion of our distillers grains through a third-party marketer and we market a portion of our distillers grains directly into our local market without the assistance of a third party marketer. We believe that nearly all of our distillers grains are sold to consumers in the United States. However, distillers grains exports have increased in recent years as distillers grains have become a more accepted animal feed. The primary export markets for distillers grains are China, Mexico, Turkey and various Pacific Rim countries. The distillers grains market in China has recently become uncertain due to the fact that China has been rejecting loads of corn which contain a specific gene which has not been approved for use in China. Further, China has rejected loads of distillers grains made from corn which contains this gene. However, China has not been uniform in its rejections allowing some distillers grains shipments into the country. These rejections by China have negatively impacted distillers grains prices and have led to uncertainty regarding future exports of distillers grains to China.

Despite the recent increases in distillers grains exports, we anticipate that the vast majority of our distillers grains will continue to be sold in the domestic market due to our plant's location. Further, management anticipates that we will continue to sell a large proportion of our distillers grains in the modified/wet form which is marketed locally.

Distribution of Principal Products

Ethanol Distribution

We have an ethanol marketing agreement with RPMG, Inc. ("RPMG"), a professional third party marketer, which is the sole marketer of our ethanol. We are an equity owner of Renewable Products Marketing Group, LLC ("RPMG, LLC"), the parent company of RPMG, which allows us to realize favorable marketing fees in the sale of our ethanol, distillers grains and corn oil. Our ethanol marketing agreement provides that we can sell our ethanol either through an index arrangement or at a fixed price agreed to between us and RPMG. The term of our ethanol marketing agreement is perpetual, until it is terminated according to the terms of the agreement. The primary reasons our ethanol marketing agreement would terminate are if we cease to be an owner of RPMG, LLC, if there is a breach of our ethanol marketing agreement which is not cured, or if we give advance notice to RPMG that we wish to terminate our ethanol marketing agreement. Notwithstanding our right to terminate our ethanol marketing agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after the termination. Further, following the termination we agreed to accept an assignment of certain railcar leases which RPMG has secured to service our ethanol sales. If our ethanol marketing agreement is terminated, it would trigger a redemption by RPMG, LLC of our ownership interest in RPMG, LLC.

Distillers Grains Distribution

Other than the distillers grains that we market locally without a third party marketer, our distillers grains are marketed by RPMG. Our distillers grains marketing agreement with RPMG automatically renews for additional one-year terms unless notice of termination is given as provided by the distillers grains marketing agreement. We pay RPMG a commission based on each ton of distillers grains sold by RPMG.

We market a portion of our distillers grains to our local market without the use of an external marketer. Currently, we market approximately 81%, based on volume, of our distillers grains internally. Shipments of these products are made to local markets by truck. This has allowed us to sell less distillers grains in the form of dried distillers grains which has decreased our natural gas usage and increased our revenues from the sale of distillers grains.

Corn Oil Distribution

We market all of our corn oil through RPMG. Our corn oil marketing agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed. We pay RPMG a commission based on each pound of our corn oil that is sold by RPMG.

New Products and Services

We did not introduce any new products or services during our 2013 fiscal year.

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

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol, distillers grains and corn oil is corn.  The plant operates in excess of its nameplate capacity of 40 million gallons of ethanol per year, producing approximately 48.7 million gallons of ethanol annually from approximately 17.5 million bushels of corn.  The area surrounding the ethanol plant currently provides an ample supply of corn to meet and exceed our raw material requirements for the production capacity of the plant.

Corn prices have been volatile in recent years due to changes in corn demand as well as yield and production fluctuations that have had a significant impact on corn prices. During the 2012 growing season, many of the corn producing regions of the United States experienced drought conditions. In addition, in 2013, corn planting was delayed in a large percentage of the corn belt due to wet weather conditions during the planting season. Both of these factors resulted in increased corn prices. However, leading up to the corn harvest in 2013, projections regarding the condition and size of the 2013 corn crop improved which resulted in lower corn prices. Corn prices continued lower after the fall harvest due to the fact that a record number of bushels of corn were harvested in 2013. Management expects that corn prices will remain lower than in previous years due to the larger corn crop that was harvested in the fall of 2013 along with lower expected corn demand. This decrease in corn demand could be very pronounced if the ethanol use requirement in the RFS is reduced as has been proposed by the EPA. Management does not anticipate difficulty securing corn for our production process during our 2014 fiscal year.

Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. We anticipate purchasing corn from third parties should our members fail to supply us with enough corn to operate the ethanol plant at capacity.

We have an agreement with John Stewart & Associates ("JSA") to provide us with consulting services related to our risk management strategy. We pay JSA a fee of $2,500 per month to assist us in making risk management decisions regarding our commodity purchases. The agreement renews on a month-to-month basis.

Natural Gas

Natural gas is an important input to our manufacturing process.  We purchase our natural gas on the open market and the price for our natural gas is based on market rates. We have a contract with Northern Natural Gas for the interstate transportation of our natural gas. We contract with NorthWestern Energy for the local transportation of our natural gas. Both contracts expire in 2018. We have had no interruptions or shortages in the supply of natural gas to the plant since operations commenced in 2001.

During our 2013 fiscal year, natural gas prices have been increasing due to a combination of improving economic conditions along with two very cold winters which resulted in increased natural gas demand. We anticipate that natural gas prices will continue to trend higher with premium natural gas prices during the winter months. Further, should we experience supply interruptions during our 2014 fiscal year, such as from hurricane activity in the Gulf Coast region of the United States, we may continue to experience even higher natural gas prices.

Some believe that due to recent increases in natural gas production in the United States, the United States may start exporting natural gas in the future. If this were to occur, it may result in higher natural gas prices in the United States due to increased demand. The United States has been able to increase natural gas production due to a process called hydraulic fracturing frequently referred to as "fracking." The natural gas industry is experiencing challenges to this natural gas production process. If fracking is banned or limited due to these challenges, it could lead to less natural gas production which may negatively impact natural gas prices.

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

Seasonal Factors in Business

We experience some seasonality of demand for our ethanol, distiller grains and corn oil. Since ethanol is predominantly blended with gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving and, as a result, increased gasoline demand. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand. We also experience decreased distiller grains demand during the summer months due to natural depletion in the size of herds at cattle feed lots. Further, we expect some seasonality of demand for our corn oil since a major corn oil user is biodiesel plants which typically reduce production during the winter months. In addition, we experience some seasonality in the price we pay for natural gas with premium pricing during the winter months. This increase in natural gas prices coincides with increased natural gas demand for heating needs in the winter months.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations and investments as well as our revolving lines of credit with our primary lender, FCSA. For our 2014 fiscal year, we anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2014 fiscal year and beyond.

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

Our Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distillers grains and corn oil customers and raw material suppliers. As of February 10, 2014, the Renewable Fuels Association estimates that there are 211 ethanol production facilities in the United States with capacity to produce approximately 14.9 billion gallons of ethanol per year. According to RFA estimates, approximately 7% of the ethanol production capacity in the United States was not operating as of February 10, 2014. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction (MMgy)	Percent of Total
Archer Daniels Midland	1,720	—	12%
POET Biorefining	1,629	—	11%
Valero Renewable Fuels	1,130	—	8%
Green Plains Renewable Energy	1,004	—	7%
Updated: February 10, 2014

The products that we produce are commodities. Since our products are commodities, there are typically no significant differences between the products we produce and the products of our competitors that would allow us to distinguish our products in the market. As a result, competition in the ethanol industry is primarily based on price and consistent fuel quality.

We have experienced increased competition from oil companies who have started purchasing ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Finally some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices. The drought that occurred during the summer of 2012 resulted in some areas of the United States with very poor corn crops and other areas with plentiful corn crops. Ethanol producers that own production facilities in different areas of the United States may reduce their risk of experiencing higher feedstock prices due to localized corn shortages.

The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012. These increased ethanol imports were likely the result of the expiration of the tariff on imported ethanol on December 31, 2011. This increased competition from ethanol imports may have negatively impacted demand for ethanol produced in the United States which management believes led to lower operating margins in 2012. There were significantly less ethanol imports during 2013 which led to improved operating margins in the United States ethanol industry.

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. There are several commercial scale cellulosic ethanol production facilities in the construction phase which may be completed during 2014. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol, distillers grains and corn oil. However, we continually work to develop new methods of operating our ethanol plant more efficiently.

Governmental Regulation

Federal Ethanol Supports

The ethanol industry is dependent on several incentives to produce ethanol, the most significant of which is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. Subject to the EPA's ability to reduce the RFS limits, which authority it appears the EPA will use this year as discussed below, the RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

If the RFS were to be repealed or modified, ethanol demand may be significantly impacted. The RFS for 2013 was approximately 16.55 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.8 billion gallons. The statutory volume requirement of the RFS for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligations that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would also result in a lowering of the 2014 numbers below the 2013 level of 13.8 billion gallons. The EPA proposal was subject to a 60-day public comment period which expired on January 28, 2014. The EPA is also seeking comment on several petitions it has received for partial waiver of the statutory volumes for 2014. If the EPA's proposal becomes a final rule significantly reducing the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol will likely decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 renewable volume obligation which can be satisfied by corn based ethanol by approximately 1.8 billion gallons.

In February 2010, the EPA issued new regulations governing the RFS. These new regulations have been called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believe is scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane which could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 134 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons per year. This is commonly referred to as the "blending wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E15 and E85 used in flex fuel vehicles.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed before E15 would be widely available in the marketplace. The EPA has made gains towards clearing those federal regulatory hurdles. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. In April 2012, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. Finally, in June 2012, the EPA gave the final approval to allow the sale of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may prevent E15 from being used during certain times of the year in various states. As a result, E15 has not had an immediate impact on ethanol demand in the United States and E15 may not significantly increase ethanol demand in the future.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the ethanol plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. Plant operations are governed by the Occupational Safety and Health Administration ("OSHA"). OSHA regulations may change such that the costs of operating the ethanol plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court, finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. Recently, the federal court refused to allow a second hearing on this issue. In addition, a state court in California recently required that CARB take certain corrective actions regarding the approval of the LCFS regulations while allowing the LCFS regulations to remain in effect during this process. If federal and state challenges to the LCFS are ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol in California and result in decreased ethanol prices.

In 2012, the European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. This tariff has resulted in significantly decreased exports of ethanol to Europe which has negatively impacted ethanol demand.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations, and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to operate the plant. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional permits or spend considerable resources on complying with such regulations. In addition, we may be required to purchase and install equipment for controlling and improving emissions. During our 2013 fiscal year, our costs of environmental compliance were approximately $103,000. We anticipate that our environmental compliance costs will be approximately $200,000 during our 2014 fiscal year.

We are subject to environmental oversight by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than South Dakota's environmental administrators. South Dakota or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the ethanol plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of property.

Employees

As of December 31, 2013, we had a total of 38 full-time employees. We do not expect to hire a significant number of employees in the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2013, 2012 and 2011 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer which decides where the majority of our products are marketed and we have limited control over the marketing decisions made by our third-party professional marketer. Therefore, some of our products may be sold outside of the United States based on decisions made by our marketer.

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

Risks Relating to Our Business

The spread between ethanol and corn prices can vary significantly which can negatively impact our financial condition. Our only source of revenue comes from sales of our ethanol, distillers grains and corn oil. The primary raw materials we use to produce our ethanol, distillers grains and corn oil are corn and natural gas. In order to operate the ethanol plant profitably, we must maintain a positive spread between the revenue we receive from sales of our products and our corn and natural gas costs. This spread between the market price of our products and our raw material costs has been volatile in the past, and management anticipates that this spread will likely continue to be volatile in the future. Due to a potential change in the ethanol use requirement in the RFS, demand for ethanol may be lower during our 2014 fiscal year which could result in tighter operating margins. If we were to experience a period of time where this spread is negative, and the negative margins continue for an extended period of time, it may prevent us from profitably operating the ethanol plant which could decrease the value of our units.

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. Our ability to operate the ethanol plant requires us to purchase a sufficient amount of corn throughout the year in order to continuously operate the ethanol plant. If we are unable to secure the corn we require, either now or in the future, it could negatively impact our operations. We do not expect to encounter difficulty purchasing the corn we require due to the fact that the corn crop harvested in the fall of 2013 was the largest on record, however, shortages of corn could develop during the year or in future years. If we are unable to secure the corn we require to continue to operate the ethanol plant, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

Our revenue will be greatly affected by the price at which we can sell our ethanol, distillers grains and corn oil. Our ability to generate revenue is dependent on our ability to sell the ethanol, distillers grains and corn oil that we produce. Ethanol, distillers grains and corn oil prices can be volatile as a result of a number of factors. These factors include overall supply and demand, the market price of corn, the market price of gasoline, levels of government support, general economic conditions and the availability and price of competing products. Ethanol, distillers grains and corn oil prices tend to fluctuate based on changes in energy prices and other commodity prices, such as corn and soybean meal. Should we experience decreasing ethanol, distillers grain and corn oil prices, particularly if corn and natural gas prices remain high, we may not be able to profitably operate the ethanol plant. If we experience lower prices for our products for a significant period of time, the value of our units may be negatively affected.

Our business is not diversified. Our success depends primarily on our ability to profitably operate our ethanol plant. We do not have any other lines of business or any other significant source of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distillers grains and corn oil. If economic or political factors adversely affect the market for ethanol, distillers grains and corn oil, we may not be able to continue our operations. Our business would also be significantly harmed if our ethanol plant could not operate at full capacity for any extended period of time, which could reduce or eliminate the value of our units.

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

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our ethanol plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than we are able.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our ethanol plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Our product marketer may fail to market our products at competitive prices which may cause us to operate unprofitably. RPMG is the sole marketer of all of our ethanol, corn oil and some of our distillers grains, and we rely heavily on its marketing efforts to successfully sell our products. Because RPMG sells ethanol, corn oil and distillers grains for a number of other producers, we have limited control over its sales efforts. Our financial performance is dependent upon the financial health of RPMG as most of our revenue is attributable to RPMG's sales. If RPMG breaches our marketing agreements or it cannot market all of the ethanol, corn oil and distillers grains we produce, we may not have any readily available means to sell our ethanol, corn oil and distillers grains and our financial performance could be negatively affected. While we market a portion of our distillers grains internally to local consumers, we do not anticipate that we would have the ability to sell all of the distillers grains, corn oil and ethanol we produce ourselves. If our agreements with RPMG terminate, we may seek other arrangements to sell our ethanol, corn oil and distillers grains, including selling our own products, but we may not be able to achieve results comparable to those achieved by RPMG which could harm our financial performance.

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

We may incur casualty losses that are not covered by insurance which could negatively impact the value of our units. We have purchased insurance which we believe adequately covers our potential losses from foreseeable risks. However, there are risks that we may encounter for which there is no insurance or for which insurance is not available on terms that are acceptable to us. If we experience a loss which materially impairs our ability to operate the ethanol plant which is not covered by insurance, the value of our units could be reduced or eliminated.

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

We may violate the terms of our loan agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our loan agreements, FCSA, our primary lender, could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans. If we do not have the funds available to repay the loans and we cannot find another source of financing, we may fail which could decrease the value of our units.

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

New plants under construction or decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of February 10, 2014, there are 211 ethanol plants in the United States with capacity to produce approximately 14.9 billion gallons of ethanol per year. In addition, there are 6 new ethanol plants under construction or expanding which together are estimated to increase ethanol production capacity by 165 million gallons per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 7% of the ethanol production capacity in the United States was idled as of February 10, 2014. Further, ethanol demand may be negatively impacted if the ethanol use requirement in the RFS is reduced pursuant to the proposed renewable volume obligation proposed by the EPA for 2014. While the United States is currently exporting ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

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

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes or based on perceived issues related to the use of corn as the feedstock to produce ethanol may affect demand for ethanol.  Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices at the pump. Some also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. Further, some consumers object to the fact that ethanol is produced using corn as the feedstock which these consumers perceive as negatively impacting food prices. These consumer beliefs could potentially be wide-spread and may be increasing as a result of recent efforts to increase the use of E15. If consumers choose not to buy ethanol based on these beliefs, it would affect demand for the ethanol we produce which could negatively affect our profitability and financial condition.

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

We made a significant investment in Guardian Hankinson, LLC which may fail. We recently made a $12 million investment in Guardian Hankinson, LLC, an entity formed to purchase an ethanol plant in North Dakota. Since Guardian Hankinson, LLC operates an ethanol plant, it faces many of the same risks that we face in operating our ethanol plant. Further, we have limited control over the management decisions made by Guardian Hankison, LLC. If Guardian Hankinson, LLC is unsuccessful, it could negatively impact the return we receive on our investment which could negatively impact our financial performance and the value of our units.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal incentives, most importantly the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligations that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would also result in a lowering of the 2014 numbers below the 2013 level of 13.8 billion gallons. The EPA is also seeking comment on several petitions it has received for partial waiver of the statutory volumes for 2014. According to the RFS, the EPA only has authority to waive the requirements of the RFS, in whole or in part, provided one of two conditions are met. The conditions are: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Any challenge to a reduction in the RFS may take time to work through the courts and the waiver may be implemented despite the legal challenges. If the EPA's proposal becomes a final rule which significantly reduces the RFS or if the RFS were to be otherwise reduced or eliminated, it may lead to a significant decrease in ethanol demand which could negatively impact our results of operations.

The Secondary Tariff on Imported Ethanol expired on December 31, 2011, and its absence could negatively impact our profitability. The secondary tariff on imported ethanol was allowed to expire on December 31, 2011. This secondary tariff on imported ethanol was a 54 cent per gallon tariff on ethanol produced in certain foreign countries. This made the United States a favorable market for foreign ethanol producers to export ethanol, especially in areas of the United States which are served by international shipping ports. Management believes that any increase in ethanol imports may negatively impact the demand for and price of ethanol produced in the United States which could negatively impact our financial condition and may reduce the value of our units.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases, which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn based ethanol to California, it could significantly reduce demand for the ethanol we produce. Recently, a federal appellate court found the LCFS constitutional and remanded the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. If challenges to the LCFS are ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol which could negatively impact the price we receive for our ethanol. This could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for motor vehicle emissions. In 2011, the EPA issued a tailoring rule that deferred greenhouse gas regulations for ethanol plants until July of 2014. However, in July of 2013, the D.C. Circuit issued an opinion vacating the EPA's deferral of those regulations for biogenic sources, including ethanol plants. Our plant produces a significant amount of carbon dioxide. While there are currently no regulations restricting carbon dioxide emissions, if the EPA or the State of South Dakota were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2. PROPERTIES.

We own Dakota Ethanol as a wholly-owned subsidiary. The ethanol plant is located on Dakota Ethanol's 210-acre rural site near Wentworth, South Dakota. All of our operations occur at our plant in Wentworth, South Dakota.

All of Dakota Ethanol's tangible and intangible property, real and personal, serves as the collateral for debt financing with FCSA described below under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness."

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

Unit Holders

As of February 27, 2014, we had 29,620,000 membership units issued and outstanding and a total of approximately 1,053 unit holders.

Bid and Asked Prices

The following table contains information concerning completed unit transactions that occurred during our last two fiscal years. Our bulletin board trading system does not track bid and asked prices and therefore we only have information concerning completed unit transactions.

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2012	2.00	2.00	2.00	60,500
Second Quarter 2012	1.80	1.80	1.80	6,500
Third Quarter 2012	1.40	1.50	1.44	40,000
Fourth Quarter 2012	1.18	1.20	1.19	33,500
First Quarter 2013	1.25	1.35	1.27	26,000
Second Quarter 2013	1.40	1.47	1.42	92,000
Third Quarter 2013	1.41	1.75	1.55	31,000
Fourth Quarter 2013	1.76	2.00	1.86	15,000

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

2013 Distributions

Our board of managers declared two distributions during our 2013 fiscal year. Each distribution was for $0.10 per membership unit for a total of $0.20 per membership unit during our 2013 fiscal year. Our distributions were declared and paid in May and August 2013. The total amount of the distributions we paid was $5,924,000.

2012 Distributions

Our board of managers declared one distribution during our 2012 fiscal year. The distribution was for $0.05 per membership unit. The distribution was declared and paid in May 2012. The total amount of the distribution we paid was $1,481,000.

Performance Graph

The following graph shows a comparison of cumulative total member return since January 1, 2009, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on January 1, 2009. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

COMPARISON OF CUMULATIVE TOTAL RETURN

Lake Area Corn Processors, LLC
NASDAQ Composite-Total Returns
SIC Code Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013

ASSUMES $100 INVESTED ON JAN. 1, 2009
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2013

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data, which is derived from our audited financial statements for the periods indicated. The selected consolidated balance sheet financial data as of December 31, 2011, 2010 and 2009 and the selected consolidated income statement data and other financial data for the years ended December 31, 2010 and 2009 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of December 31, 2013 and 2012 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended December 31, 2013 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with (i) the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K; (ii) "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations"; and (iii) "Item 1A - Risk Factors" found elsewhere in this Form 10-K. Among other things, those items include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2013	2012	2011	2010	2009
Revenues	$145,412,968	$132,284,993	$147,716,776	$96,716,136	$90,340,642
Cost of Revenues	129,091,165	130,851,882	127,596,145	86,723,475	81,659,486
Gross Profit	16,321,803	1,433,111	20,120,631	9,992,661	8,681,156
Operating Expense	3,511,026	2,864,188	3,074,220	2,808,663	2,957,809
Income (Loss) From Operations	12,810,777	(1,431,077)	17,046,411	7,183,998	5,723,347
Other Income (Expense)	494,070	153,596	399,135	(139,436)	(848,578)
Net Income (Loss)	$13,304,847	$(1,277,481)	$17,445,546	$7,044,562	$4,874,769
Capital Units Outstanding	29,620,000	29,620,000	29,620,000	29,620,000	29,620,000
Net Income (Loss) Per Capital Unit	$0.45	$(0.04)	$0.59	$0.24	$0.16
Cash Distributions per Capital Unit	$0.20	$0.05	$0.40	$0.10	$—

Balance Sheet Data:	2013	2012	2011	2010	2009
Working Capital	$17,836,992	$12,286,617	$14,191,708	$6,031,369	$2,372,783
Net Property, Plant & Equipment	22,958,064	25,086,125	26,473,686	29,760,568	32,445,979
Total Assets	82,577,805	65,973,079	67,431,065	62,178,421	58,625,220
Long-Term Obligations	9,170,592	166,261	489,432	1,181,410	3,923,596
Member's Equity	58,455,182	51,074,335	53,694,694	48,097,148	43,733,907
Book Value Per Capital Unit	$1.97	$1.72	$1.81	$1.62	$1.48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$145,412,968	100.0	$132,284,993	100.0

Cost of Revenues	129,091,165	88.8	130,851,882	98.9

Gross Profit	16,321,803	11.2	1,433,111	1.1

Operating Expense	3,511,026	2.4	2,864,188	2.2

Income (Loss) from Operations	12,810,777	8.8	(1,431,077)	(1.1)

Other Income	494,070	0.3	153,596	0.1

Net Income (Loss)	$13,304,847	9.1	$(1,277,481)	(1.0)

Revenues

Revenue from ethanol sales increased by approximately 11% during our 2013 fiscal year compared to the same period of 2012. Revenue from distillers grains sales increased by approximately 7% during our 2013 fiscal year compared to the same period of 2012. Revenue from corn oil sales increased by approximately 9% during our 2013 fiscal year compared to the same period of 2012.

Ethanol

Our ethanol revenue increased by approximately $10.7 million during our 2013 fiscal year compared to our 2012 fiscal year, an increase of approximately 11%. This increase in ethanol revenue was due in part to an increase in the average price we received for our ethanol of approximately $0.11 per gallon, an increase of approximately 5%, during our 2013 fiscal year compared to our 2012 fiscal year. Management attributes this increase in ethanol prices with higher ethanol demand along with higher corn prices during the beginning of our 2013 fiscal year which positively impacted ethanol prices. The United States had less ethanol imports during 2013 than it had during 2012 which positively impacted ethanol prices during our 2013 fiscal year.

Ethanol prices were decreasing at the end of our 2013 fiscal year and have continued lower during the first part of our 2014 fiscal year. Management anticipates continued lower ethanol prices during our 2014 fiscal year due to a combination of lower corn prices and uncertainty regarding the amount of ethanol that will be used in the United States during 2014 as a result of the EPA's proposal to reduce the RFS renewable volume obligation (RVO) for corn-based ethanol. If the RVO for corn-based ethanol is reduced it could result in excess ethanol supplies which could negatively impact the price we receive for our ethanol. While we have recently experienced favorable operating margins, these margins may not continue if the price of ethanol is reduced. Management anticipates that ethanol prices could be supported by additional ethanol exports, especially if the market price of ethanol falls which may provide additional ethanol demand. While the tariff imposed by the European Union on ethanol produced in the United States reduced ethanol imports to the European Union, other countries have recently increased their demand for United States ethanol. These additional ethanol exports may positively impact operating margins in the United States during our 2014 fiscal year.

Ethanol sales were higher during our 2013 fiscal year compared to the same period of 2012 due to increased production at the ethanol plant. Our total ethanol sales during our 2013 fiscal year were approximately 5% greater than during the same period of 2012, an increase of approximately 2,429,000 gallons. Management attributes this increase in ethanol sales with reduced plant downtime during 2013 which resulted in increased total ethanol production in 2013. Management anticipates that ethanol sales will be comparable to prior years going forward provided the economics of ethanol production remain relatively consistent during our 2014 fiscal year.

Distillers Grains

Our total distillers grains revenue increased for our 2013 fiscal year compared to the same period of 2012. For our 2013 fiscal year, we sold approximately 19% of our total distillers grains, by volume, in the dried form and approximately 81% of our total distillers grains in the modified/wet form. For our 2012 fiscal year, we sold approximately 16% of our total distillers grains in the dried form and approximately 84% of our total distillers grains in the modified/wet form. This change in the composition of our distillers grains sales was due to market conditions. The average price we received for our dried distillers grains was approximately 3% less during our 2013 fiscal year compared to the same period of 2012, a decrease of approximately $7 per ton. Management attributes this decrease in dried distillers grains prices with lower commodity prices, primarily corn prices, which typically impact the price of distillers grains. The average price we received for our modified/wet distillers grains was approximately 3% greater for our 2013 fiscal year compared to the same period of 2012, an increase of approximately $8 per ton. Management attributes this increase in the selling price of our modified/wet distillers grains with increased local demand which positively impacted the price we received for our modified/wet distillers grains. Since distillers grains are typically used as a feed substitute for corn, as the price of corn decreases, the price of distillers grains typically also decreases.

Distillers grains exports have increased in recent years as distillers grains have become a more accepted animal feed. The primary export markets for distillers grains are China, Mexico, Turkey and various Pacific Rim countries. Management anticipates some uncertainty regarding distillers grains exports to China as a result of the fact that China has been rejecting loads of corn which contain a specific gene which has not been approved in China. As a result, China has rejected loads of distillers grains made from corn which contains this gene. Management believes these rejections have negatively impacted distillers grains prices in the United States, particularly since China is such a major importer of distillers grains produced in the United States.

Management expects that distillers grains prices will be lower during our 2014 fiscal year as a result of the uncertainty regarding China's imports along with lower corn prices. Management expects to continue to make decisions as to whether our distillers grains will be marketed as dried distillers grains as opposed to modified/wet distillers grains based on market conditions. These market conditions include supply and demand factors as well as the price difference between dried distillers grains and modified/wet distillers grains, taking into account the higher natural gas costs associated with drying our distillers grains. Due to some of the uncertainty regarding exports of distillers grains, the local market for our modified/wet distillers grains may be more favorable during our 2014 fiscal year.

Corn Oil

Our total pounds of corn oil sold increased by approximately 15% during our 2013 fiscal year compared to the same period of 2012, an increase of approximately 1,315,000 pounds, primarily due to improved efficiency in operating our corn oil extraction equipment and increased total production during our 2013 fiscal year compared to the same period of 2012. Management anticipates that corn oil production will continue to be variable based on the total production of ethanol at our plant and improvements we make in our operation of the corn oil extraction equipment. Offsetting the increase in pounds of corn oil sold, the average price we received for our corn oil decreased by approximately 5% for our 2013 fiscal year compared to the same period of 2012, a decrease of approximately $0.02 per pound. This decrease in market corn oil prices was primarily due to lower market corn oil demand along with an increase in the market supply of corn oil. Management anticipates that corn oil prices will remain lower as additional corn oil supply is introduced into the market with relatively stable corn oil demand.

Government Incentives

We received less revenue from the State of South Dakota during our 2013 fiscal year compared to the same period of 2012 due to the State of South Dakota having less funding available to pay this incentive in 2013 compared to 2012.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas. Our cost of revenues relating to corn was approximately 4% less for our 2013 fiscal year compared to the same period of 2012. Our average cost per bushel of corn decreased by approximately 9% for our 2013 fiscal year compared to our 2012 fiscal year. Management attributes the decrease in corn prices with the record corn crop which was harvested in the fall of 2013 which significantly reduced market corn prices in the United States. Corn prices started decreasing in the middle of the summer of 2013 and continued lower through the remaining months of our 2013 fiscal year. Management anticipates continued lower corn prices during our 2014 fiscal year due to the combination of a larger supply of corn due to the 2013 corn harvest along with uncertainty regarding corn demand due to the reduction in the RVO for corn-based ethanol which was proposed by the EPA in November 2013. If demand for corn from ethanol production decreases, corn prices could continue lower.

We used approximately 6% more bushels of corn during our 2013 fiscal year compared to the same period of 2012. This increase in our corn consumption was due to increased production during our 2013 fiscal year compared to the same period of 2012. Management anticipates comparable corn consumption during our 2014 fiscal year compared to our 2013 fiscal year provided we continue to maintain operating margins which allow us to operate the ethanol plant at capacity during our 2014 fiscal year. If operating margins are unfavorable, we may reduce production which may decrease our corn consumption during our 2014 fiscal year.

Our cost of revenues related to natural gas increased by approximately $1,466,000, an increase of approximately 31%, for our 2013 fiscal year compared to our 2012 fiscal year. This increase was due to an increase in market natural gas prices along with increased natural gas consumption during our 2013 fiscal year compared to the same period of 2012. Our average cost per MMBtu of natural gas during our 2013 fiscal year was approximately 26% greater compared to the price for our 2012 fiscal year. The increase in the market price of natural gas was due to a longer and colder winter at the beginning of our 2013 fiscal year along with colder weather during the end of our 2013 fiscal year, both of which impacted natural gas demand and prices. Management anticipates that natural gas prices will remain higher for the remaining winter months of our 2014 fiscal year and potentially beyond based on the interaction between natural gas supply and demand. We anticipate higher natural gas prices during the winter months due to increased natural gas demand for heating needs.

We used approximately 4% more MMBtus of natural gas during our 2013 fiscal year compared to the same period of 2012 due to increased production of distillers grains, particularly dried distillers grains. Management anticipates that our natural gas consumption will remain at current levels into the foreseeable future.

Operating Expense

Our operating expenses were higher for our 2013 fiscal year compared to the same period of 2012 due primarily to a one-time pledge to support a technical development center along with increased bonus and profit sharing expenses due to our improved financial performance. We also had increased engineering and consulting expenses during our 2013 fiscal year compared to the same period of 2012.

Other Income and Expense

Our interest expense was lower for our 2013 fiscal year compared to the same period of 2012 because we had less debt outstanding for most of our 2013 fiscal year. Near the end of our 2013 fiscal year, we borrowed $10 million on our term loan which did not have a material impact on our interest expense during our 2013 fiscal year. We had more interest income during our 2013 fiscal year compared to the same period of 2012 due to having more cash on hand. We had more equity in the net income of our investments during our 2013 fiscal year compared to the same period of 2012 due to greater earnings generated by our product marketer, RPMG.

Comparison of the Fiscal Years Ended December 31, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$132,284,993	100.0	$147,716,776	100.0

Cost of Revenues	130,851,882	98.9	127,596,145	86.4

Gross Profit	1,433,111	1.1	20,120,631	13.6

Operating Expense	2,864,188	2.2	3,074,220	2.1

Income (Loss) from Operations	(1,431,077)	(1.1)	17,046,411	11.5

Other Income	153,596	0.1	399,135	0.3

Net Income (Loss)	$(1,277,481)	(1.0)	$17,445,546	11.8

Revenues

Revenue from ethanol sales decreased by approximately 18% during our 2012 fiscal year compared to the same period of 2011. Revenue from distillers grains sales increased by approximately 30% during our 2012 fiscal year compared to the same period of 2011. Revenue from corn oil sales decreased by approximately 10% during our 2012 fiscal year compared to the same period of 2011.

Ethanol

Our ethanol revenue decreased by approximately $22.0 million during our 2012 fiscal year compared to our 2011 fiscal year, a decrease of approximately 18%. This decrease in ethanol revenue was due to a decrease in the average price we received for our ethanol of approximately $0.33 per gallon, a decrease of approximately 13%, during our 2012 fiscal year compared to our 2011 fiscal year. Management attributes this decrease in ethanol prices with lower ethanol demand along with continued high ethanol supplies during our 2012 fiscal year compared to the same period of 2011. Further, the demand for gasoline generally was lower during our 2012 fiscal year.

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

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas. Our cost of revenues relating to corn was approximately 5% higher for our 2012 fiscal year compared to the same period of 2011. Our average cost per bushel of corn increased by approximately 9% for our 2012 fiscal year compared to our 2011 fiscal year. Management attributes the increase in corn prices with higher market corn prices due to decreased corn production resulting from the drought which occurred during the summer of 2012, as well as a smaller corn carryover from the 2011/2012 crop year.

We used approximately 4% less bushels of corn during our 2012 fiscal year compared to the same period of 2011. This decrease in our corn consumption was due to reduced ethanol production due to more plant down time.

Our cost of revenues related to natural gas decreased by approximately $1,788,000, a decrease of approximately 31%, for our 2012 fiscal year compared to our 2011 fiscal year. This decrease was due to a decrease in market natural gas prices during our 2012 fiscal year compared to the same period of 2011. Our average cost per MMBtu of natural gas during our 2012 fiscal year was the approximately 25% less compared to the price for our 2011 fiscal year. The decrease in the market price of natural gas was due to strong natural gas supplies and production.

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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2013 compared to the Fiscal Year Ended December 31, 2012.

Current Assets

We had more cash and cash equivalents at December 31, 2013 compared to December 31, 2012, primarily due to significantly improved operating margins during our 2013 fiscal year. We had less accounts receivable at December 31, 2013 compared to December 31, 2012 due to lower ethanol, distillers grains and corn oil prices which impacts the amounts we are owed by our product marketers. We had less inventory at December 31, 2013 compared to December 31, 2012 due to lower prices for corn which reduced the value of our raw materials inventory along with lower prices for our products which decreased the value of our work in process inventory at December 31, 2013. We had a decrease in the value of our derivative instruments at December 31, 2013 compared to December 31, 2012 due to fewer forward corn purchase contracts and futures contracts in gain positions at December 31, 2013.

Property and Equipment

Our net property and equipment was lower at December 31, 2013 compared to December 31, 2012 as a result of regular depreciation of our equipment with a slight offset by equipment replacements.

Other Assets

The value of our investments was significantly higher at December 31, 2013 compared to December 31, 2012 due to our investment in Guardian Hankinson, LLC which we completed in December 2013. See discussion in Note 4 in the Notes to Consolidated Financial Statements.

Current Liabilities

Our accounts payable was lower at December 31, 2013 compared to December 31, 2012 due to lower corn prices which reduced the amount that we owed to our corn suppliers, despite the fact that we had deferred corn payments for more bushels of corn at December 31, 2013 compared to December 31, 2012. Our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes which increases our accounts payable. We had more accrued liabilities at December 31, 2013 compared to December 31, 2012 primarily due to accrued employee wages and bonuses due to our improved profitability. The liability on our balance sheet related to our derivative instruments was higher at December 31, 2013 compared to December 31, 2012 due to the significant decrease in corn prices at the end of our 2013 fiscal year which resulted in a large unrealized loss on our forward corn purchase contracts which were at prices higher than market prices at December 31, 2013. The current portion of our notes payable was higher at December 31, 2013 compared to December 31, 2012 due to amounts that we will pay in the next 12 months on our long-term note which we secured to offset part of our investment in Guardian Hankinson, LLC.

Long-Term Liabilities

Our long-term liabilities were higher at December 31, 2013 compared to December 31, 2012 primarily because of the amount we borrowed on our long-term notes payable related to our Guardian Hankinson, LLC investment.

Liquidity and Capital Resources

Our main sources of liquidity are cash from our continuing operations, dividends we receive from our investments and amounts we have available to draw on our revolving lines of credit. Management does not anticipate that we will need to raise additional debt or equity financing in the next twelve months and management believes that our current sources of liquidity will be sufficient to continue our operations during that time period. We are researching the feasibility of some energy reduction and process improvement projects for the plant that may involve significant capital expenditures in the next 12 months. Any such capital expenditures will be paid out of cash from operations and existing revolving loans.

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of December 31, 2013, we had $1,000 outstanding and $14,999,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the fiscal years ended December 31, 2013 and 2012:

	Fiscal Years Ended December 31,
	2013	2012
Net cash provided by (used in) operating activities	$22,038,463	$(431,632)
Net cash (used in) investing activities	(12,671,208)	(1,262,637)
Net cash provided by (used for) financing activities	3,676,302	(1,868,489)

Cash Flow From Operations. Our operating activities generated significantly more cash during our fiscal year ended December 31, 2013 compared to the same period of 2012, primarily due to increased net income during the 2013 period. We also experienced changes in our inventory and derivative instruments which positively impacted cash generated by our operations during our fiscal year ended December 31, 2013.

Cash Flow From Investing Activities. Our investing activities used more cash during our fiscal year ended December 31, 2013 compared to the same period of 2012, primarily due to the purchase of investments. We used less cash for capital projects during our fiscal year ended December 31, 2013 compared to the same period of 2012.

Cash Flow From Financing Activities. Our financing activities provided cash during our fiscal year ended December 31, 2013 compared to the same period of 2012 as a result of the net effect of borrowing we had on our long-term debt offset by an increase in the distributions we paid during our fiscal year ended December 31, 2013.

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

Cash Flow From Financing Activities.  Our financing activities used less cash during our fiscal year ended December 31, 2012 compared to the same period of 2011 as a result of decreased payments on checks drawn in excess of bank balance, decreased loan payments, decreased payments on our lines of credit, and decreased distributions to our owners, as compared to the 2011 period.

Indebtedness

Effective May 15, 2013, we entered into a new comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). Our FCSA credit facility replaces our prior loans with First National Bank of Omaha. Our new FCSA credit facility was originally comprised of a $10 million revolving operating line of credit (the "Operating Line") and a $5 million revolving term commitment (the "Term Revolver"). Our FCSA credit facility was amended in December 2013 to add an additional $10 million term loan (the "Term Loan"). Pursuant to our FCSA loans, we are required to maintain working capital of $5 million. All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

Operating Line

The Operating Line has a two year term which matures on May 31, 2015. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrues at the one month London Interbank Offered Rate ("LIBOR") plus 310 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at December 31, 2013 was 3.25%. As of December 31, 2013, we had $0 outstanding on the Operating Line and $10,000,000 available to be drawn, taking into account the borrowing base calculation.

Term Revolver

The Term Revolver has a five year term which matures on May 31, 2018. We can use the Term Revolver for draws required to maintain compliance with our working capital requirements, funding approved capital expenditures and funding approved investments in other ethanol production facilities. Interest on the Term Revolver accrues at the one month LIBOR plus 335 basis points. There is a fee of 0.35% on the portion of the Term Revolver that we are not using, which is billed quarterly. As of December 31, 2013, the interest rate was 3.50%. On December 31, 2013, we had $1,000 outstanding and $4,999,000 available to be drawn on this loan.

Term Loan

Our Term Loan has an eight year term which matures on December 31, 2021. We used the proceeds of the Term Loan to pay a portion of our capital contribution to Guardian Hankinson, LLC. The initial amount of the Term Loan is $10,000,000. Pursuant to the Term Loan, we make quarterly principal payments of $312,500 plus accrued interest with a final payment of all remaining principal and unpaid interest on the maturity date of December 31, 2021. Interest on the Term Loan accrues at a variable interest rate. Interest on the Term Loan accrues at the one-month LIBOR plus 3.35% until December 1, 2018. After December 1, 2018, interest on the Term Loan accrues at FCSA's cost of funds rate plus 3.35%. On December 31, 2013, the interest rate on the Term Loan was 3.50%. On December 31, 2013, we had $10,000,000 outstanding on the Term Loan.

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

Covenants

Our credit facilities with FCSA are subject to various loan covenants. If we fail to comply with these loan covenants, FCSA can declare us to be in default of our loans. The material loan covenants applicable to our credit facilities are our working capital covenant, local net worth covenant and our debt service coverage ratio. We are required to maintain working capital (current assets minus current liabilities) of at least $5 million. We are required to maintain local net worth (total assets minus total liabilities minus the value of certain investments) of at least $18 million. We are required to maintain a debt service coverage ratio of at least 1.25:1.00.

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

County Bond Obligation

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds. Taxes levied on our property are used for paying the debt service on the bonds. We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service. The interest rate on the bonds is 7.75% annually.  The bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. Our estimated liability related to this bond was approximately $324,000 as of December 31, 2013.

In addition to our debt obligations, we have certain other contractual cash obligations and commitments.  The following table provides information regarding our consolidated contractual obligations and commitments as of December 31, 2013:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$10,046,468	$1,281,760	$2,513,708	$2,501,000	$3,750,000
Estimated Interest on Long-Term Debt	1,437,481	326,276	536,110	360,938	214,157
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	18,413,042	18,413,042	—	—	—
Other Long-Term Liabilities	529,626	123,741	260,729	145,156	—
Total Contractual Cash Obligations	$30,426,617	$20,144,819	$3,310,547	$3,007,094	$3,964,157

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

Goodwill

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Annually, as well as when an event triggering impairment may have occurred, the Company is required to perform an impairment test on goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. We perform our annual analysis on December 31 of each fiscal year. We determined that there was no impairment to our goodwill at December 31, 2013 or December 31, 2012.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of December 31, 2013, we had $10,001,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.50%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of December 31, 2013, would be approximately $2,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $2.3 million related to derivative instruments for our fiscal year ended December 31, 2013. We recorded an increase to our cost of revenues of approximately $3.0 million related to derivative instruments for the fiscal year ended December 31, 2012. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of December 31, 2013, we were committed to purchasing approximately 4.2 million bushels of corn with an average price of $4.20 per bushel. These corn purchases represent approximately 24% of our expected corn usage for the next 12 months. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of December 31, 2013, we were committed to purchasing approximately 119,000 MMBtus of natural gas, with an average price of approximately $3.70 per MMBtu. The natural gas purchases represent approximately 8% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$9,310,000
Corn	15,075,695	Bushels	10%	$6,346,688
Natural Gas	1,280,600	MMBTU	10%	$466,138

For comparison purposes, our sensitivity analysis for our 2012 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$9,849,000
Corn	15,208,204	Bushels	10%	$10,539,285
Natural Gas	1,330,000	MMBTU	10%	$456,190

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members
Lake Area Corn Processors, LLC

We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in members' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
February 27, 2014

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$20,706,458	$7,662,901
Accounts receivable	3,522,497	4,251,590
Other receivables	17,707	91,139
Inventory	6,874,207	11,552,830
Derivative financial instruments	1,502,574	3,322,650
Prepaid expenses	165,580	137,990
Total current assets	32,789,023	27,019,100

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,277,636	8,277,636
Equipment	39,861,906	39,828,295
Construction in progress	199,302	—
	51,680,299	51,447,386
Less accumulated depreciation	(28,722,235)	(26,361,261)
Net property and equipment	22,958,064	25,086,125

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	16,078,269	3,385,479
Other	356,683	86,609
Total other assets	26,830,718	13,867,854

TOTAL ASSETS	$82,577,805	$65,973,079

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$11,953,957	$13,518,218
Accrued liabilities	613,638	355,278
Derivative financial instruments	978,935	535,816
Current portion of notes payable	1,281,760	288,631
Other	123,741	34,540
Total current liabilities	14,952,031	14,732,483

LONG-TERM LIABILITIES
Notes payable, net of current maturities	8,764,708	157,535
Other	405,884	8,726
Total long-term liabilities	9,170,592	166,261

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	58,455,182	51,074,335

TOTAL LIABILITIES AND MEMBERS' EQUITY	$82,577,805	$65,973,079

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations

	December 31, 2013	December 31, 2012	December 31, 2011

REVENUES	$145,412,968	$132,284,993	$147,716,776

COSTS OF REVENUES	129,091,165	130,851,882	127,596,145

GROSS PROFIT	16,321,803	1,433,111	20,120,631

OPERATING EXPENSES	3,511,026	2,864,188	3,074,220

INCOME (LOSS) FROM OPERATIONS	12,810,777	(1,431,077)	17,046,411

OTHER INCOME (EXPENSE)
Interest and other income	70,530	36,477	465,959
Equity in net income of investments	506,790	175,266	115,646
Interest expense	(83,250)	(58,147)	(182,470)
Total other income (expense)	494,070	153,596	399,135

NET INCOME (LOSS)	$13,304,847	$(1,277,481)	$17,445,546

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.45	$(0.04)	$0.59

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity
Years Ended December 31, 2013, 2012 and 2011

Members'
Equity
Balance, December 31, 2010	$48,097,148
Net income	17,445,546
Distributions paid ($.40 per capital unit)	(11,848,000)

Balance, December 31, 2011	53,694,694
Net (loss)	(1,277,481)
Equity adjustment in investee	138,122
Distributions paid ($.05 per capital unit)	(1,481,000)

Balance, December 31, 2012	51,074,335
Net income	13,304,847
Distributions paid ($.20 per capital unit)	(5,924,000)

Balance, December 31, 2013	$58,455,182

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows

	December 31, 2013	December 31, 2012	December 31, 2011

OPERATING ACTIVITIES
Net income (loss)	$13,304,847	$(1,277,481)	$17,445,546
Changes to net income (loss) not affecting cash and cash equivalents
Depreciation and amortization	2,827,141	2,662,731	2,744,683
Equity in net (income) of investments	(506,790)	(175,266)	(115,646)
Gain on litigation settlement	—	—	(380,994)
(Gain) loss on disposal of property and equipment	(27,800)	97,031	45,539
(Increase) decrease in
Receivables	802,525	88,952	(127,782)
Inventory	4,678,623	(872,379)	(617,243)
Prepaid expenses	(27,590)	(11,959)	492
Derivative financial instruments	2,263,195	(3,076,927)	1,562,716
Other assets	(456,146)	—	—
Increase (decrease) in
Accounts payable	(1,564,261)	2,594,059	5,401,263
Accrued and other liabilities	744,719	(460,393)	(161,620)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	22,038,463	(431,632)	25,796,954

INVESTING ACTIVITIES
Proceeds from litigation settlement	—	—	1,000,000
Proceeds from sale of property and equipment	27,800	—	—
Purchase of property and equipment	(513,008)	(1,162,637)	(38,811)
Purchase of investments	(12,186,000)	(100,000)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,671,208)	(1,262,637)	961,189

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	—	—	(584,412)
Proceeds from issuance of long-term notes payable	10,001,000	—	—
Principal payments on short-term notes payable	—	—	(1,872,000)
Principal payments on long-term notes payable	(400,698)	(387,489)	(1,865,876)
Distributions paid to LACP members	(5,924,000)	(1,481,000)	(11,848,000)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	3,676,302	(1,868,489)	(16,170,288)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,043,557	(3,562,758)	10,587,855

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,662,901	11,225,659	637,804

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,706,458	$7,662,901	$11,225,659

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$47,709	$58,412	$302,707

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES
Equity adjustment in investee	$—	$138,122	$—
See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

NOTE 1    .    NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC and subsidiary (the Company) is a South Dakota limited liability company.

The Company owns and manages Dakota Ethanol, LLC (Dakota Ethanol), a 40 million-gallon (annual nameplate capacity) ethanol plant located near Wentworth, South Dakota. Dakota Ethanol sells ethanol and related products to customers located in North America.

In addition, the Company has investment interests in four companies in related industries. See note 4 for further details.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all trade receivable balances that exceed thirty days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contacts. As of December 31, 2013, we are committed to purchasing 4.2 million bushels of corn on a forward contract basis with an average price of $4.20 per bushel. Dakota Ethanol has a net derivative financial instrument liability of approximately $979,000 related to the forward contracted purchases of corn. The total corn purchase contracts represent 24% of the projected annual plant corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At December 31, 2013, we are committed to purchasing 119,000 MMBtu's of natural gas with an average price of $3.70 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 8% of the projected annual plant requirements.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

Derivatives not designated as hedging instruments at December 31, 2013 and December 31, 2012 were as follows:

	Balance Sheet Classification	December 31, 2013	December 31, 2012
Forward contracts in gain position		$—	$912,248
Futures contracts in gain position		249,688	683,013
Total forward and futures contracts		249,688	1,595,261
Cash held by broker		1,252,886	1,727,389
	Current Assets	$1,502,574	$3,322,650

Forward contracts in loss position	(Current Liabilities)	$(978,935)	$(535,816)

Futures contracts and cash held by broker are all with one party and the right of offset exists. Therefore, on the balance sheet, these items are netted in one balance regardless of position.

Forward contracts are with multiple parties and the right of offset does not exist. Therefore, these contracts are reported at the gross amounts on the balance sheet.

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

	Statement of Operations	Years Ended December 31,
	Classification	2013	2012	2011
Net realized and unrealized gains (losses) related to sales contracts:
Futures contracts	Revenues	$—	$—	$—
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$1,142,170	$(4,076,209)	$(42,211)
Forward contracts	Cost of Revenues	$(3,417,362)	$1,065,793	$(3,230,710)

Investments

The Company has investment interests in four companies in related industries. All of these interests are at ownership shares less than 20%. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account.  Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

Actual results could differ from those estimates. Significant estimates include the fair value of derivative financial instruments, lower of cost or market accounting for inventory and forward purchase contracts and goodwill impairment evaluation.

Concentrations of Credit Risk

The Company’s cash balances are maintained in bank depositories and regularly exceed federally insured limits. The Company has not experienced any losses in connection with these balances.

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

Goodwill

Goodwill is not amortized but is subject to an annual impairment test. The Company has performed the required impairment test as of December 31, 2013, which has resulted in no impairment adjustments.

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator. There were no dilutive equity units for the years ending December 31, 2013, 2012, and 2011.

Income Taxes

The Company is taxed as a limited liability company under the Internal Revenue Code. The income of the Company flows through to the members to be taxed at the member level rather than the corporate level. Accordingly, the Company has no tax liability.

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. Generally, the Company is no longer subject to income tax examinations by the U.S. federal, state or local authorities for the years before 2010.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.

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

Reclassifications

Certain amounts on the 2012 and 2011 financial statements have been reclassified to conform to the current year classification. Such reclassifications had no effect on previously reported net income or members' equity.

NOTE 3.     INVENTORY

Inventory consisted of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Raw materials	$3,645,811	$8,117,020
Finished goods	1,544,426	1,525,812
Work in process	748,965	990,002
Parts inventory	935,005	919,996
	$6,874,207	$11,552,830

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s September 30, 2013 audited results. The carrying amount of the Company’s investment was approximately $2,793,000 and $2,286,000 as of December 31, 2013 and 2012, respectively.

Dakota Ethanol has a 9% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s June 30, 2013 and 2012 unaudited interim financials. The carrying amount of the Company’s investment was approximately $1,174,000 and $1,099,000 as of December 31, 2013 and 2012, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to construct and operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s December 31, 2013 unaudited results. The carrying amount of the Company’s investment was approximately $110,000 as of December 31, 2013. The investment occurred on November 21, 2013 and therefore 2013 is the initial investment year.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s December 31, 2013 unaudited results. Income for the period ended December 31, 2013 was immaterial. The carrying amount of the Company’s investment was approximately $12,000,000 as of December 31, 2013. The investment occurred on December 19, 2013 and therefore 2013 is the initial investment year.

Condensed financial information of the investments is as follows:

	RPMG		PGVP (unaudited)		GH (unaudited)
	9/30/2013	9/30/2012	6/30/2013	6/30/2012	12/31/2013

Current assets	$138,356,633	$154,285,332	$100,000	$—	$29,908,994
Other assets	688,613	644,431	12,229,409	11,100,000	171,981,431
Current liabilities	104,550,866	129,832,966	112,610	9,324	14,674,364
Long-term liabilities	—	136,000	—	—	67,216,061
Members' equity	34,494,380	24,960,797	12,216,799	11,090,676	120,000,000
Revenue	4,107,686,492	3,773,258,524	—	—	—
Net income (loss)	5,879,093	2,399,699	(1,974)	(901)	—

Lawrenceville Tanks, LLC’s financial information consists of current assets only as the company is preparing for construction.

NOTE 5.    SHORT-TERM NOTE PAYABLE

On May 15, 2013, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount of $10,000,000 and the amount available is subject to a borrowing base. Interest on the outstanding principal balances will accrue at 310 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.25% at December 31, 2013. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, debt service coverage ratios and minimum working capital requirements. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. The note expires on May 31, 2015. On December 31, 2013, Dakota Ethanol had $0 outstanding and $10,000,000 available to be drawn on the revolving promissory note.

Prior to May 15, Dakota Ethanol had a revolving promissory note from First National Bank of Omaha (FNBO) in the amount of $10,000,000 and the amount available was subject to a borrowing base. On December 31, 2012, Dakota Ethanol had $0 outstanding and $10,000,000 available to be drawn on the revolving promissory note.

NOTE 6.    LONG-TERM NOTES PAYABLE

Dakota Ethanol has two long-term notes payable with FCSA. As part of the note payable agreements, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, debt service coverage ratios and minimum working capital requirements. The notes are collateralized by the ethanol plant and equipment, its accounts receivable and inventory.

On May 15, 2013, Dakota Ethanol executed a revolving promissory note from FCSA in the amount of $5,000,000. Interest on the outstanding principal balance will accrue at 335 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.50% at December 31, 2013. Dakota Ethanol may elect to borrow any principal amount repaid on the note up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess a non-use fee of 0.35% on the unused portion of the note. The note matures on May 31, 2018. On December 31, 2013, Dakota Ethanol had $1,000 outstanding and $4,999,000 available to be drawn on the note.

On December 19, 2013, Dakota Ethanol executed a term note from FCSA in the amount of $10,000,000 to finance the investment in Guardian Hankinson, LLC. Interest on the outstanding principal balance will accrue at 335 basis points above the 1 month

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

LIBOR rate and is not subject to a floor. The rate was 3.50% at December 31, 2013. The note requires quarterly principal payments of $312,500 plus accrued interest. The note matures on December 31, 2021.

Prior to May 15, 2013, Dakota Ethanol had a revolving promissory note from First National Bank of Omaha (FNBO) in the amount of $5,000,000. On December 31, 2012, Dakota Ethanol had $0 outstanding and $5,000,000 available to be drawn on the revolving promissory note.

Dakota Ethanol entered into two loan agreements for alternative financing for our corn oil extraction equipment as we had agreed with FNBO; one loan with Rural Electric Economic Development, Inc (REED) and the other loan with First District Development Company (FDDC). In April of 2013, Dakota Ethanol paid off the remaining balances on the notes.

The note to REED, originally for $1,000,000, had a fixed interest rate of 4.7%. The note was secured by the oil extraction equipment.

The note to FDDC, originally for $200,000, had a fixed interest rate of 5.5%. The note was secured by the oil extraction equipment.

The balances of the notes payable as of December 31, 2013 and 2012 are as follows:

	2013	2012

Note payable - FNBO	$—	$—
Note payable - FCSA	10,001,000	—
Note payable - REED	—	308,142
Note payable - FDDC	—	62,341
Note payable - Other	45,468	75,683
	10,046,468	446,166

Less current portion	(1,281,760)	(288,631)

	$8,764,708	$157,535

Minimum principal payments for the next three years are as follows:

Years Ending December 31,	Amount
2014	$1,281,760
2015	1,263,708
2016	1,250,000
2017	1,250,000
2018	1,251,000

NOTE 7.    EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees' contributed earnings. Employer contributions to the plan totaled approximately $90,000, $88,000 and $88,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 8.    FAIR VALUE MEASUREMENTS

The Company complies with the fair value measurements and disclosures standard which defines fair value, establishes a framework for measuring fair value, and expands disclosure for those assets and liabilities carried on the balance sheet on a fair value basis.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2013

Assets:
Derivative financial instruments, futures contracts	$249,688	$249,688	$—	$—
forward contracts	$—	$—	$—	$—

Liabilities:
Derivative financial instruments, futures contracts	$—	$—	$—	$—
forward contracts	$(978,935)	$—	$(978,935)	$—

December 31, 2012

Assets:
Derivative financial instruments, futures contracts	$974,132	$974,132	$—	$—
forward contracts	$912,248	$—	$912,248	$—

Liabilities:
Derivative financial instruments, futures contracts	$(291,119)	$(291,119)	$—	$—
forward contracts	$(535,816)	$—	$(535,816)	$—

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

During the years ended December 31, 2013 and 2012, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of December 31, 2013 and 2012, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2013 and 2012.

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

The carrying amount of long-term obligations (level 3) at December 31, 2013 of $10,046,468 had an estimated fair value of approximately $10,046,468 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2012 of $446,166 had an estimated fair value of approximately $466,166 based on estimated interest rates for comparable debt.

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

Expenses related to the agreement for the purchase of electricity and natural gas were approximately $8,442,000, $6,745,000, and $8,215,000, for the years ended December 31, 2013, 2012 and 2011, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2014	$452,700

Ethanol Fuel Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 4), a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The agreement continues indefinitely unless terminated under terms set forth in the agreement.

Distiller’s Grain Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 4), for the marketing of all distiller’s dried grains produced by the plant. The agreement expires on July 15, 2014 and is automatically renewed for successive one-year terms unless terminated 180 days prior to expiration.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

Corn Oil Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 4), for the marketing of all corn oil produced by the plant. The agreement expires on August 11, 2014 and is automatically renewed for successive one-year terms unless terminated 180 days prior to expiration.

Dakota Ethanol receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on gallons of ethanol sold. Incentive revenue of $351,485, $390,726 and $293,066, was recorded for the years ended December 31, 2013, 2012 and 2011, respectively. Dakota Ethanol did not receive the annual maximum for the 2013 program year due to budget constraints on the State of South Dakota program and will not likely receive the annual maximum under the 2014 program year.

From time to time in the normal course of business the Company can be subject to litigation based on its operations. There is no current litigation nor any litigation that is considered probable at this time.

NOTE 10.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 7% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distillers grains, and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Revenues and marketing fees related to the agreements are as follows:

	Years Ended December 31,
	2013	2012	2011

Revenues ethanol	$109,684,152	$98,946,378	$120,982,586
Revenues distiller's grains and corn oil	9,282,072	8,058,637	8,981,324

Marketing fees ethanol	225,358	176,738	193,728
Marketing fees distillers grains and corn oil	41,478	36,171	79,740

Amounts due included in accounts receivable	2,382,068	2,656,091	3,142,616
Additional details of the agreements are included in Note 9.
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

The maximum amount of estimated future payments on the taxable bond debt service is $885,825 as of December 31, 2013. The carrying amount of the guarantee liability on Dakota Ethanol's balance sheet at December 31, 2013 is $323,626, which represents the estimated shortfall between the taxable bond amount and the amount of taxes estimated to be collected on Dakota Ethanol's property.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

Estimated maturities of the guarantee for the next five years are as follows:

Years Ending December 31,	Amount
2014	$71,741
2015	76,049
2016	80,680
2017	78,063
2018	17,092

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

Amounts expensed related to the captive insurance were approximately $206,000, $233,000 and $225,000 for the years ending December 31, 2013, 2012 and 2011, respectively.

NOTE 13.    SUBSEQUENT EVENTS

During January 2014, the Company declared and paid a distribution to its members of $5,924,000, or $0.20 per capital unit.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

NOTE 14.    QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2013
Total revenues	$38,292,468	$38,288,817	$36,613,246	$32,218,437
Gross profit	3,596,807	2,428,355	2,107,665	8,188,976
Income from operations	2,840,636	1,358,221	1,344,871	7,267,049
Net income	2,946,044	1,458,043	1,475,212	7,425,548
Basic and diluted earnings per unit	0.10	0.05	0.05	0.25

Year ended December 31, 2012
Total revenues	$32,005,292	$30,843,839	$34,424,396	$35,011,466
Gross profit (loss)	1,321,268	(589,176)	1,310,349	(512,299)
Income (loss) from operations	553,095	(1,348,397)	660,858	(1,199,602)
Net income (loss)	568,650	(1,331,213)	700,582	(1,215,500)
Basic and diluted earnings (loss) per unit	0.02	(0.04)	0.02	(0.04)

Year ended December 31, 2011
Total revenues	$35,241,656	$37,159,150	$37,567,181	$37,748,789
Gross profit	5,200,129	5,547,162	3,558,671	5,860,208
Income from operations	4,422,206	4,821,183	2,799,628	5,048,933
Net income	4,434,494	4,872,650	3,228,398	4,910,004
Basic and diluted earnings per unit	0.15	0.16	0.11	0.17

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for the fair presentation of the selected data for these interim periods presented have been included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 1992. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2013 which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10. MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive information statement from our 2014 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2013 fiscal year end on December 31, 2013. This information statement is referred to in this report as the 2014 Information Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2014 Information Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2014 Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2014 Information Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2014 Information Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)                                  The financial statements appear beginning on page 31 of this report.

(2)                                  All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)                                  The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
2.1	Plan of Reorganization.		Filed as Exhibit 2.1 on the registrant's Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.
3.1	Articles of organization of the registrant.		Filed as Exhibit 3.1 on the registrant's Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.
3.2	Amended and restated operating agreement of the registrant.		Filed as Exhibit 3.6 on the registrant's Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.
3.3	First amendment to the amended and restated operating agreement of the registrant.		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on March 19, 2007 and incorporated by reference herein.
10.1	Distillers Grains Marketing Agreement dated July 15, 2008 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2008 and incorporated by reference herein.
10.2	Contribution Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, L.L.C. dated April 1, 2007.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.
10.3	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-K filed with the Commission on March 30, 2007.
10.4	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.
10.5	Employment Agreement between Scott Mundt and Dakota Ethanol, L.L.C. dated April 1, 2009		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 15, 2009 and incorporated by reference herein.
10.6	First Amended and Restated Construction Loan Agreement dated June 18, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.7	Corn Oil Marketing Agreement dated August 11, 2009 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.8	First Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.9	Long Term Reducing Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.10	Operating Line of Credit Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.11	Member Ethanol Fuel Marketing Agreement between Dakota Ethanol, LLC and RPMG, Inc. dated March 26, 2010. +		Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on March 30, 2011 and incorporated by reference herein.
10.12	Second Amendment of First Amended and Restated Construction Loan Agreement dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.

10.13	Operating Line of Credit First Amended and Restated Revolving Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.14	Long Term Reducing Revolver First Amended and Restated Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.15	Third Amendment of First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.16	Second Amended and Restated Revolving Promissory Note (Operating Line of Credit) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.17	Second Amended and Restated Promissory Note (Long Term Reducing Revolver) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.18	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Dakota Ethanol, L.L.C. dated August 27, 2012. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2012 and incorporated by reference herein.
10.19	Fourth Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.20	Third Amended and Restated Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.21	Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated May 15, 2013.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2013 and incorporated by reference herein.
10.22	First Amendment to Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated November 20, 2013.	X
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
101
The following financial information from Lake Area Corn Processors, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the fiscal years ended December 31, 2013, 2012 and 2011, (iii) Statement of Changes in Members' Equity, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2013, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.**

+ Confidential Treatment Requested
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	February 27, 2014	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 27, 2014	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2014	/s/ Ronald Alverson
Ronald Alverson, Manager

Date:	February 27, 2014	/s/ Todd Brown
Todd Brown, Manager

Date:	February 27, 2014	/s/ Randy Hansen
Randy Hansen, Manager

Date:	February 27, 2014	/s/ Rick Kasperson
Rick Kasperson, Manager

Date:	February 27, 2014	/s/ Dale Thompson
Dale Thompson, Manager

Date:	February 27, 2014	/s/ Brian Woldt
Brian Woldt, Manager

Date:	February 27, 2014	/s/ Dave Wolles
Dave Wolles, Manager