Form 10-Q
period 2014-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2014-05-15
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2014

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

As of May 15, 2014, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	March 31, 2014	December 31, 2013*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,880,593	$20,706,458
Accounts receivable	9,169,561	3,522,497
Other receivables	19,651	17,707
Inventory	9,278,858	6,874,207
Derivative financial instruments and due from broker	1,599,268	1,502,574
Prepaid expenses	143,915	165,580
Total current assets	30,091,846	32,789,023

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,665,358	2,665,358
Buildings	8,277,636	8,277,636
Equipment	39,896,906	39,861,906
Construction in progress	1,732,307	199,302
	53,248,304	51,680,299
Less accumulated depreciation	(29,388,095)	(28,722,235)
Net property and equipment	23,860,209	22,958,064

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	18,309,355	16,078,269
Other	313,105	356,683
Total other assets	29,018,226	26,830,718

TOTAL ASSETS	$82,970,281	$82,577,805

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	March 31, 2014	December 31, 2013*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$2,222,561	$—
Accounts payable	4,574,577	11,953,957
Accrued liabilities	606,851	613,638
Derivative financial instruments	849,278	978,935
Current maturities of notes payable	1,282,159	1,281,760
Other	123,741	123,741
Total current liabilities	9,659,167	14,952,031

LONG-TERM LIABILITIES
Notes payable, net of current maturities	8,444,018	8,764,708
Other	403,884	405,884
Total long-term liabilities	8,847,902	9,170,592

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	64,463,212	58,455,182

TOTAL LIABILITIES AND MEMBERS' EQUITY	$82,970,281	$82,577,805

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

REVENUES	$38,291,090	$38,292,468

COSTS OF REVENUES	27,423,861	34,695,661

GROSS PROFIT	10,867,229	3,596,807

OPERATING EXPENSES	1,033,381	756,171

INCOME FROM OPERATIONS	9,833,848	2,840,636

OTHER INCOME (EXPENSE)
Interest income	8,070	8,651
Equity in net income of investments	2,216,087	130,303
Interest expense	(83,702)	(33,546)
Total other income	2,140,455	105,408

NET INCOME	$11,974,303	$2,946,044

BASIC AND DILUTED EARNINGS PER UNIT	$0.40	$0.10

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.20	$—

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

OPERATING ACTIVITIES
Net income	$11,974,303	$2,946,044
Changes to net income affecting cash and cash equivalents
Depreciation and amortization	709,438	700,298
Equity in net income of investments	(2,216,087)	(130,303)
(Increase) decrease in
Receivables	(5,649,006)	(1,010,917)
Inventory	(2,404,651)	(3,506,111)
Prepaid expenses	21,665	8,297
Derivative financial instruments	(226,351)	917,810
Other assets	—	(32,990)
Increase (decrease) in
Accounts payable	(7,379,380)	(9,731,737)
Accrued and other liabilities	(8,787)	37,462
NET CASH USED IN OPERATING ACTIVITIES	(5,178,856)	(9,802,147)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,568,005)	(145,297)
Purchase of investments	(15,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(1,583,005)	(145,297)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	2,222,561	1,144,096
Net borrowings on line of credit	—	2,050,000
Principal payments on long-term notes payable	(320,292)	(70,853)
Distributions paid to LACP members	(5,966,273)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,064,004)	3,123,243

NET (DECREASE) IN CASH	(10,825,865)	(6,824,201)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,706,458	7,662,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,880,593	$838,700

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$92,085	$27,747

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014 and 2013

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

In addition, the Company has investment interest in five companies in related industries. See note 4 for further details.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited financial statements for the year ended December 31, 2013, contained in the annual report on Form 10-K for 2013.

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
March 31, 2014 and 2013

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of March 31, 2014, we are committed to purchasing 5.7 million bushels of corn on a forward contract basis with an average price of $4.44 per bushel. Dakota Ethanol has a net derivative financial instrument liability of approximately $639,000 related to the forward contracted purchases of corn. These corn purchase contracts represent 33% of the projected annual plant corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At March 31, 2014, we are not committed to purchasing any natural gas.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market.

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

Derivatives not designated as hedging instruments at March 31, 2014 and December 31, 2013 were as follows:

	Balance Sheet Classification	March 31, 2014	December 31, 2013*
Forward contracts in gain position	Current Assets	$210,368	$—
Futures contracts in gain position	Current Assets	—	249,688
Futures contracts in loss position	(Current Liabilities)	(1,692,012)	—
Total forward and futures contracts		(1,481,644)	249,688
Cash held by broker		3,080,912	1,252,886
	Current Assets	$1,599,268	$1,502,574

Forward contracts in loss position	(Current Liabilities)	$(849,278)	$(978,935)
*Derived from audited financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014 and 2013

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

	Statement of Operations	Three Months Ended March 31,
	Classification	2014	2013
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(2,713,674)	$(239,414)
Forward contracts	Cost of Revenues	14,151	(62,951)

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

NOTE 3.     INVENTORY

Inventory consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013*
Raw materials	$6,510,093	$3,645,811
Finished goods	1,205,009	1,544,426
Work in process	604,312	748,965
Parts inventory	959,444	935,005
	$9,278,858	$6,874,207

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s December 31, 2013 unaudited interim results. The carrying amount of the Company’s investment was approximately $2,873,000 and $2,793,000 as of March 31, 2014 and December 31, 2013, respectively.

Dakota Ethanol has a 9% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s December 31, 2013 unaudited interim financials. The carrying amount of the Company’s investment was approximately $1,174,000 and $1,174,000 as of March 31, 2014 and December 31, 2013, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014 and 2013

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to construct and operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s March 31, 2014 unaudited interim results. The carrying amount of the Company’s investment was approximately $110,000 as of March 31, 2014 and December 31, 2013, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s March 31, 2014 unaudited interim results. The carrying amount of the Company’s investment was approximately $14,135,000 and $12,000,000 as of March 31, 2014 and December 31, 2013, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GH is based on GH’s March 31, 2014 unaudited interim results. The carrying amount of the Company’s investment was approximately $15,000 and $0 as of March 31, 2014 and December 31, 2013, respectively. 2014 is the initial investment year.

Condensed, combined unaudited financial information of the Company’s investments in RPMG, PGVP, LT, GH and GEM is as follows:

Balance Sheet	March 31, 2014	December 31, 2013
Current Assets	$218,295,344	$165,653,623
Other Assets	182,633,073	184,749,457
Current Liabilities	168,172,866	116,462,830
Long-term Debt	43,256,155	67,216,061
Members' Equity	189,499,396	166,724,189

	Three Months Ended
Income Statement	March 31, 2014	March 31, 2013
Revenue	$87,414,233	$2,748,690
Gross Profit	26,927,277	2,746,477
Net Income	20,363,963	1,691,724

The Company recorded equity in net income of approximately $2,136,000 from GH and $80,000 from our other investments for a total of approximately $2,216,000 the three months ended March 31, 2014. Income for the three months ended March 31, 2013 totaled approximately $130,000.

NOTE 5.    REVOLVING OPERATING NOTE

On May 15, 2013, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount of $10,000,000 and the amount available is subject to a borrowing base. Interest on the outstanding principal balances will accrue at 310 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.25% at March 31, 2014. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. The note expires on May 31, 2015. On March 31, 2014 and December 31, 2013, Dakota Ethanol had $0 outstanding and $10,000,000 available to be drawn on the revolving promissory note.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014 and 2013

On May 15, 2013, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount of $5,000,000. Interest on the outstanding principal balance will accrue at 335 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.50% at March 31, 2014. Dakota Ethanol may elect to borrow any principal amount repaid on the note up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess a non-use fee of 0.35% on the unused portion of the note. The note matures on May 31, 2018. On March 31, 2014 and December 31, 2013, Dakota Ethanol had $1,000 outstanding and $4,999,000 available to be drawn on the note.

On December 19, 2013, Dakota Ethanol executed a term note from FCSA in the amount of $10,000,000 to finance the investment in Guardian Hankinson, LLC. Interest on the outstanding principal balance will accrue at 335 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.50% at March 31, 2014. The note requires quarterly principal payments of $312,500 plus accrued interest. The note matures on December 31, 2021.

The balances of the notes payable are as follows:

	March 31, 2014	December 31, 2013*

Notes payable - FCSA	$9,688,500	$10,001,000
Note payable - Other	37,677	45,468
	9,726,177	10,046,468
Less current portion	(1,282,159)	(1,281,760)
	$8,444,018	$8,764,708

*Derived from audited financial statements

Minimum scheduled principal payments for the next five years are estimated as follows:

Years Ending March 31,	Amount
2015	$1,282,159
2016	1,255,517
2017	1,250,000
2018	1,251,000
2019	1,250,000

NOTE 7.    FAIR VALUE MEASUREMENTS

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
March 31, 2014 and 2013

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
March 31, 2014

Assets:
Derivative financial instruments, forward contracts	$210,368	$—	$210,368	$—

Liabilities:
Derivative financial instruments, futures contracts	$(1,692,013)	$(1,692,013)	$—	$—
forward contracts	(849,278)	—	(849,278)	—

December 31, 2013*

Assets:
Derivative financial instruments, futures contracts	$249,688	$249,688	$—	$—

Liabilities:
Derivative financial instruments, forward contracts	$(978,935)	$—	$(978,935)	$—
*Derived from audited financial statements.

During the three months ended March 31, 2014, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of March 31, 2014 and December 31, 2013, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2014.

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

The Company believes the carrying amount of cash and cash equivalents (level 1), accounts receivable (level 2), other receivables (level 2), accounts payable (level 2) and short-term notes payable (level 3) approximates fair value due to the short maturity of these instruments.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014 and 2013

The carrying amount of long-term notes payable (level 3) approximates fair value based on estimated interest rates for comparable debt.

NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 7% interest in RPMG, and Dakota Ethanol has entered into an ethanol marketing agreement with RPMG for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Sales and marketing fees related to the agreements are as follows:

	Three Months Ended March 31,
	2014	2013

Revenue - ethanol	$30,921,477	$27,674,376
Revenue - distiller's grains and corn oil	2,589,760	1,784,571

Marketing fees - ethanol	32,903	64,152
Marketing fees - distillers grains and corn oil	14,667	9,474

	March 31, 2014	December 31, 2013*
Amounts due included in accounts receivable	$2,158,295	$2,382,068
*Derived from audited financial statements.
NOTE 9.    COMMITMENTS

Plant upgrade projects- Dakota Ethanol has committed to contracts to upgrade various components of the plant. The total value of the contracts is approximately $7 million. The projects are expected to be completed in the third quarter of 2014. Dakota Ethanol will pay for the upgrades with cash flows from operations and the long-term revolving debt currently in place.

NOTE 10.            SUBSEQUENT EVENTS

During May 2014, the Company declared and paid a distribution to its members of $7,405,000, or $0.25 per capital unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2014, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2013, included in the Company's Annual Report on Form 10-K for 2013.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

We are in the process of making approximately $7 million in capital improvements to the ethanol plant related to various equipment upgrades designed to improve our energy efficiency and increase our total production by eliminating bottlenecks in our production process. We anticipate that these projects will be completed by the end of our third quarter of 2014. We plan to finance the plant upgrades using cash from our operations and amounts we have available to borrow on our long-term revolving debt. Management does not anticipate securing additional equity or debt financing in order to complete these projects.

Results of Operations

Comparison of the Fiscal Quarters Ended March 31, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended March 31, 2014 and 2013:

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenues	$38,291,090	100.0	$38,292,468	100.0

Cost of Revenues	27,423,861	71.6	34,695,661	90.6

Gross Profit	10,867,229	28.4	3,596,807	9.4

Operating Expense	1,033,381	2.7	756,171	2.0

Income from Operations	9,833,848	25.7	2,840,636	7.4

Other Income	2,140,455	5.6	105,408	0.3

Net Income	$11,974,303	31.3	$2,946,044	7.7

Revenues

Revenue from ethanol sales increased by approximately 12% during our first quarter of 2014 compared to the same period of 2013. Revenue from distillers grains sales decreased by approximately 33% during our first quarter of 2014 compared to the same period of 2013. Revenue from corn oil sales decreased by approximately 21% during our first quarter of 2014 compared to the same period of 2013.

Ethanol

Our ethanol revenue was approximately $3.3 million greater during our first quarter of 2014 compared to our first quarter of 2013, an increase of approximately 12%. This increase in ethanol revenue was due to an increase in the total gallons of ethanol we sold during our first quarter of 2014 compared to our first quarter of 2013, in addition to an increase in the average price we received per gallon of ethanol sold. We sold approximately 4% more gallons of ethanol during our first quarter of 2014 compared to the same period of 2013, an increase of approximately 437,000 gallons. Management attributes this increase in ethanol sales with increased production capacity during the 2014 period. Management anticipates that ethanol sales will be higher than prior years going forward as management anticipates continued production increases and positive operating margins. Further, as we complete our plant upgrade projects, we anticipate increased ethanol production in our fourth quarter of 2014. However, if economic factors in the ethanol industry occur, such as a reduction or elimination of the RFS, we may be forced to reduce production.

The average price we received for our ethanol was approximately $0.18 per gallon greater during our first quarter of 2014 compared to our first quarter of 2013, an increase of approximately 8%. Management attributes this increase in ethanol prices with logistics problems which made it more difficult for ethanol to be transported from the Midwest where it is primarily produced to higher demand markets. Many ethanol producers experienced delays in shipping their ethanol by rail as a result of a combination of poor weather conditions and a lack of shipping capacity by the railroads. Management believes that due to increased economic activity in the United States, including an improved corn crop in the fall of 2013, the railroads have experienced increased demand for rail shipments. Management believes that the railroads do not have sufficient infrastructure and manpower to accommodate this increased demand. As a result, shipments of ethanol have been delayed which have reduced ethanol supply in the market and resulted in increased ethanol prices. Management anticipates that these higher ethanol prices will continue until rail shipping times normalize. While these shipping delays have been reduced as the weather has improved following the winter months, management believes that until the railroads increase infrastructure to accommodate increased demand, these delays may occur in the future. These higher ethanol prices have occurred at a time when corn prices have been lower. Typically, ethanol prices have decreased when corn prices trend lower. However, the disconnect between corn and ethanol prices has resulted in very favorable operating margins in the ethanol industry which management anticipates will continue until the supply and demand balance for ethanol returns to more traditional levels.

Distillers Grains

Our total distillers grains revenue decreased by approximately 33% during our first quarter of 2014 compared to the same period of 2013 due to decreased distillers grains prices. For our first quarter of 2014, we sold approximately 29% of our total distillers grains in the dried form and approximately 71% of our total distillers grains in the modified/wet form. By comparison, for our first quarter of 2013, we sold approximately 10% of our total distillers grains in the dried form and approximately 90% of our total distillers grains in the modified/wet form. We experienced premium pricing for our dried distillers grains during our first quarter of 2014 and as a result we produced more distillers grains in the dried form. We determine the mix between dried distillers grains and modified/wet distillers grains we sell based on market conditions and the relative profitability of selling the different forms of distillers grains. We experience additional natural gas costs associated with producing dried distillers grains. Management anticipates that we will maintain the current mix between dried distillers grains and modified/wet distillers grains going forward unless market conditions change in a way that favors one product over the other.

The average price we received for our dried distillers grains was approximately 32% less during our first quarter of 2014 compared to the same period of 2013, a decrease of approximately $86 per ton. The average price we received for our modified/wet distillers grains was approximately 33% less for our first quarter of 2014 compared to the same period of 2013, a decrease of approximately $93 per ton. Management attributes the decrease in the selling price of our distillers grains with decreasing corn and feed prices. Distillers grains prices typically fluctuate based on the price of corn, soy bean meal and other competing feed products. Distillers grains prices may have been somewhat supported by reduced production by the ethanol industry during the 2014 period. Since distillers grains are a co-product of the ethanol production process, when market ethanol production decreases, it has a corresponding effect on market distillers grains supplies. Since many animal feeders have come to rely on distillers grains in their animal rations, management believes distillers grains prices were somewhat supported during our first quarter of 2014 due to tighter distillers grains supplies which resulted from lower market ethanol production.

Management anticipates that distillers grains prices will continue to follow the corn and soy bean meal market. Due to the fact that corn prices have decreased since the harvest in the fall of 2013 and management anticipates continued lower corn prices during our 2014 fiscal year, management anticipates that distillers grains prices will remain lower during our 2014 fiscal year compared to our 2013 fiscal year.

Corn Oil

Our total pounds of corn oil sold decreased by approximately 6% during our first quarter of 2014 compared to the same period of 2013, a decrease of approximately 150,000 pounds, primarily due to more maintenance downtime for our corn oil extraction equipment and lower corn oil extraction efficiency due to the composition of the corn harvested in the fall of 2013 which tends to have less oil than the corn harvested in the previous year. Management anticipates that corn oil production will continue to be variable based on the total production of ethanol at our plant and by operating efficiencies we achieve along with the properties of the corn we use to produce ethanol at the ethanol plant. In addition to the decrease in the total pounds of corn oil we sold was a decrease in the average price we received for our corn oil of approximately 17% for our first quarter of 2014 compared to the same period of 2013, a decrease of approximately $0.06 per pound. This decrease in market corn oil prices was primarily due to higher corn oil supply which has negatively impacted corn oil prices along with lower corn oil demand for biodiesel production. The biodiesel industry has been impacted by recent legislative changes, including the expiration of the biodiesel blenders' tax credit and uncertainty regarding the biodiesel use requirements for 2014 under the Federal Renewable Fuels Standard (RFS). Since biodiesel production is a major source of corn oil demand, lower biodiesel demand has impacted corn oil prices. In addition, corn oil prices have been impacted by lower corn prices. Management anticipates continued lower corn oil prices as additional corn oil supply enters the market with volatile corn oil demand.

Cost of Revenues

The primary raw materials we use to produce our products are corn and natural gas. Our cost of revenues relating to corn was approximately 34% less for our first quarter of 2014 compared to the same period of 2013 due to lower corn prices during the 2014 period, partially offset by increased corn consumption during the 2014 period. Our average cost per bushel of corn decreased by approximately 36% for our first quarter of 2014 compared to our first quarter of 2013. Management attributes the decrease in corn prices with lower market corn prices as a result of the large corn crop which was harvested in the fall of 2013. Management anticipates continued lower corn prices during our 2014 fiscal year unless we were to experience either localized or national poor growing conditions which negatively impact the amount of corn harvested in the fall of 2014.

We used approximately 2% more bushels of corn during our first quarter of 2014 compared to the same period of 2013 due to increased production at the ethanol plant. Management anticipates that our corn consumption will remain at current levels until our plant upgrade project is complete which will likely result in increased corn consumption due to anticipated increases in ethanol production.

Our cost of revenues related to natural gas increased by approximately $1,781,000, an increase of approximately 120%, for our first quarter of 2014 compared to our first quarter of 2013. This increase was due to an increase in market natural gas prices during our first quarter of 2014 compared to the same period of 2013. Management attributes the higher natural gas prices during 2014 to a longer and colder winter which reduced natural gas supplies in the United States and led to several natural gas price spikes during our first quarter of 2014. Our average cost per MMBtu of natural gas during our first quarter of 2014 was approximately 119% higher per MMBtu compared to the price for our first quarter of 2013. Management anticipates higher natural gas prices will continue in our 2014 fiscal year unless natural gas supplies in the United States are replenished. However, if we experience another cold and longer winter in 2014/2015, these high natural gas prices will likely return and may increase.

We used approximately 1% more MMBtus of natural gas during our first quarter of 2014 compared to the same period of 2013 due to increased production during the 2013 period. Management anticipates that our natural gas consumption will remain at current levels despite anticipated increases in production due to energy efficiency projects we are pursuing as part of our plant upgrade projects.

Operating Expense

Our operating expenses were higher for our first quarter of 2014 compared to the same period of 2013 due primarily to increased wage and bonus costs and profit sharing accruals due to our improved profitability. In addition, we experienced higher professional fees related to engineering and environmental services.

Other Income and Expense

Our income related to our investments was higher for our first quarter of 2014 compared to the same period of 2013 due to our investments in Guardian Hankinson, LLC and RPMG, our product marketer. We did not have the investment in Guardian Hankinson, LLC during the first quarter of 2013. We had more interest expense during our first quarter of 2014 compared to the same period of 2013 due to having more debt outstanding during the 2014 period.

Changes in Financial Condition for the Three Months Ended March 31, 2014

Current Assets

We had less cash on hand at March 31, 2014 compared to December 31, 2013, primarily due to deferred corn payments and a distribution which were paid during our first quarter of 2014. The increase in our accounts receivable is due to elevated ethanol prices and the timing of payments from our marketer. The value of our inventory was significantly higher at March 31, 2014 compared to December 31, 2013 due to having more corn inventory as of March 31, 2014.

Property and Equipment

Our net property and equipment was higher at March 31, 2014 compared to December 31, 2013 as a result of the capital improvements we are in the process of making for our plant upgrade projects, partially offset by regular depreciation of our equipment.

Other Assets

The value of our investments was higher at March 31, 2014 compared to December 31, 2013, primarily due to earnings from our investment in Guardian Hankinson, LLC.

Current Liabilities

We had more than $2.2 million in checks which were issued in excess of our bank balances at March 31, 2014. These amounts are paid from our revolving loans provided we do not have sufficient cash in our accounts when these checks are presented for payment. Our accounts payable was significantly lower at March 31, 2014 compared to December 31, 2013 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes which increases our accounts payable at that time. These deferred payments were made early in our first quarter of 2014.

Liquidity and Capital Resources

Our main sources of liquidity are cash generated from our continuing operations and amounts we have available to draw on our revolving lines of credit. Management does not anticipate that we will need to raise additional debt or equity financing in the next twelve months and management believes that our current sources of liquidity will be sufficient to continue our operations during that time period. We are in the process of implementing plant upgrades which we anticipate financing from operating cash and our existing loans.

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of March 31, 2014, we had $1,000 outstanding and $14,999,000 available to be drawn on these revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net cash (used in) operating activities	$(5,178,856)	$(9,802,147)
Net cash (used in) investing activities	(1,583,005)	(145,297)
Net cash (used in) provided by financing activities	(4,064,004)	3,123,243

Cash Flow From Operations. Our operating activities used less cash during the three months ended March 31, 2014 compared to the same period of 2013, primarily due to increased net income during the 2014 period offset by increased accounts receivable. We also used less cash for inventory and accounts payable during the three months ended March 31, 2014 compared to the same period of 2013.

Cash Flow From Investing Activities. We used more cash for capital projects during the three months ended March 31, 2014 compared to the same period of 2013, due to having more capital expenditures related to our plant upgrade projects during the 2014 period.

Cash Flow From Financing Activities. Our financing activities used cash during the three months ended March 31, 2014 related to a distribution and debt payments we made compared to the same period of 2013 when our financing activities provided cash due to borrowings on our line of credit.

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

Operating Line

The Operating Line has a two year term which matures on May 31, 2015. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrues at the one month London Interbank Offered Rate ("LIBOR") plus 310 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at March 31, 2014 was 3.25%. As of March 31, 2014, we had $0 outstanding on the Operating Line and $10,000,000 available to be drawn, taking into account the borrowing base calculation.

Term Revolver

The Term Revolver has a five year term which matures on May 31, 2018. We can use the Term Revolver for draws required to maintain compliance with our working capital requirements, funding approved capital expenditures and funding approved investments in other ethanol production facilities. Interest on the Term Revolver accrues at the one month LIBOR plus

335 basis points. There is a fee of 0.35% on the portion of the Term Revolver that we are not using, which is billed quarterly. As of March 31, 2014, the interest rate was 3.50%. On March 31, 2014, we had $1,000 outstanding and $4,999,000 available to be drawn on this loan.

Term Loan

Our Term Loan has an eight year term which matures on December 31, 2021. We used the proceeds of the Term Loan to pay a portion of our capital contribution to Guardian Hankinson, LLC. The initial amount of the Term Loan is $10,000,000. Pursuant to the Term Loan, we make quarterly principal payments of $312,500 plus accrued interest with a final payment of all remaining principal and unpaid interest on the maturity date of December 31, 2021. Interest on the Term Loan accrues at a variable interest rate. Interest on the Term Loan accrues at the one-month LIBOR plus 3.35% until December 1, 2018. After December 1, 2018, interest on the Term Loan accrues at FCSA's cost of funds rate plus 3.35%. On March 31, 2014, the interest rate on the Term Loan was 3.50%. On March 31, 2014, we had $9,687,500 outstanding on the Term Loan.

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

As of March 31, 2014, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.  We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We have loans that are subject to variable interest rates. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of March 31, 2014, we had $9,688,500 outstanding on our variable interest rate loans with interest accruing at a rate of 3.50%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2014, would be approximately $2,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $2.7 million related to derivative instruments for the quarter ended March 31, 2014. We recorded an increase to our cost of revenues of approximately $302,000 related to derivative instruments for the quarter ended March 31, 2013. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of March 31, 2014, we were committed to purchasing approximately 5.7 million bushels of corn with an average price of $4.44 per bushel. These corn purchases represent approximately 33% of our expected corn usage for the next 12 months. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2014. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	50,000,000	Gallons	10%	$16,050,000
Corn	15,161,947	Bushels	10%	$6,368,018
Natural Gas	1,400,000	MMBTU	10%	$1,597,400

For comparison purposes, our sensitivity analysis for our 2013 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$11,795,525
Corn	15,940,201	Bushels	10%	$10,950,918
Natural Gas	1,400,000	MMBTU	10%	$550,200

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2013, included in our annual report on Form 10-K.

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal incentives, most importantly the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligations that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would also result in a lowering of the 2014 numbers below the 2013 level of 13.8 billion gallons. The EPA is also seeking comments on several petitions it has received for partial waiver of the statutory volumes for 2014. According to the RFS, the EPA only has authority to waive the requirements of the RFS, in whole or in part, provided one of two conditions are met. The conditions are: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Many in the ethanol industry believe that neither of these two conditions have been met. However, any challenge to a reduction in the RFS may take time to work through the courts and the waiver may be implemented despite the legal challenges. If the EPA's proposal becomes a final rule which significantly reduces the RFS or if the RFS were to be otherwise reduced or eliminated, it may lead to a significant decrease in ethanol demand which could negatively impact our results of operations.

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. The ethanol industry has recently been experiencing difficulty transporting the ethanol which is produced. This difficulty has impacted our operations. Ethanol is typically transported by rail. At times during our 2014 fiscal year, we have been required to reduce production due to these shipping delays. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews, and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower railcar shipments will continue at least until the weather improves but may continue for some period of time until the rail transportation capacity in the United States increases. These delays in shipping our products have resulted in decreased revenue and have required us to reduce the amount of ethanol we produce which has a negative impact on our financial performance. If these rail shipment challenges continue, they may negatively impact our ability to operate the ethanol plant profitably which could reduce the value of our units.

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
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	May 15, 2014	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2014	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)