Form 10-Q
period 2014-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2014-08-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2014

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

As of August 14, 2014, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	June 30, 2014	December 31, 2013*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,212,517	$20,706,458
Accounts receivable	3,750,333	3,522,497
Other receivables	16,185	17,707
Inventory	8,287,780	6,874,207
Derivative financial instruments	2,932,596	1,502,574
Prepaid expenses	138,775	165,580
Total current assets	25,338,186	32,789,023

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,716,368	2,665,358
Buildings	8,277,636	8,277,636
Equipment	39,971,717	39,861,906
Construction in progress	5,590,295	199,302
	57,232,113	51,680,299
Less accumulated depreciation	(30,053,545)	(28,722,235)
Net property and equipment	27,178,568	22,958,064

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	20,601,156	16,078,269
Other	273,456	356,683
Total other assets	31,270,378	26,830,718

TOTAL ASSETS	$83,787,132	$82,577,805

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	June 30, 2014	December 31, 2013*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,588,046	$11,953,957
Accrued liabilities	566,000	613,638
Derivative financial instruments	1,889,102	978,935
Current maturities of notes payable	1,279,786	1,281,760
Other	123,741	123,741
Total current liabilities	9,446,675	14,952,031

LONG-TERM LIABILITIES
Notes payable, net of current maturities	6,626,000	8,764,708
Other	403,884	405,884
Total long-term liabilities	7,029,884	9,170,592

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	67,310,573	58,455,182

TOTAL LIABILITIES AND MEMBERS' EQUITY	$83,787,132	$82,577,805

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

REVENUES	$30,468,555	$38,288,817	$68,759,645	$76,581,285

COSTS OF REVENUES	21,337,052	35,860,462	48,760,913	70,556,122

GROSS PROFIT	9,131,503	2,428,355	19,998,732	6,025,163

OPERATING EXPENSES	883,570	1,070,134	1,916,950	1,826,305

INCOME FROM OPERATIONS	8,247,933	1,358,221	18,081,782	4,198,858

OTHER INCOME (EXPENSE)
Interest income	18,808	20,655	26,878	29,306
Equity in net income of investments	2,071,801	88,813	4,287,887	219,115
Interest expense	(86,181)	(9,646)	(169,884)	(43,192)
Total other income	2,004,428	99,822	4,144,881	205,229

NET INCOME	$10,252,361	$1,458,043	$22,226,663	$4,404,087

BASIC AND DILUTED EARNINGS PER UNIT	$0.35	$0.05	$0.75	$0.15

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.25	$0.10	$0.45	$0.10

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

OPERATING ACTIVITIES
Net income	$22,226,663	$4,404,087
Changes to net income affecting cash and cash equivalents
Depreciation and amortization	1,414,537	1,403,411
Equity in net income of investments	(4,287,887)	(219,115)
(Increase) decrease in
Receivables	(226,314)	(1,300,125)
Inventory	(1,413,573)	2,356,150
Prepaid expenses	26,805	3,590
Derivative financial instruments	(519,855)	2,470,842
Increase (decrease) in
Accounts payable	(6,365,911)	(7,918,769)
Accrued and other liabilities	(49,638)	222,835
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,804,827	1,422,906

INVESTING ACTIVITIES
Purchase of property and equipment	(5,551,814)	(145,298)
Purchase of investments	(235,000)	(33,990)
NET CASH USED IN INVESTING ACTIVITIES	(5,786,814)	(179,288)

FINANCING ACTIVITIES
Principal payments on long-term notes payable	(2,140,682)	(385,402)
Financing costs paid	—	(54,570)
Distributions paid to LACP members	(13,371,272)	(2,962,000)
NET CASH (USED IN) FINANCING ACTIVITIES	(15,511,954)	(3,401,972)

NET (DECREASE) IN CASH	(10,493,941)	(2,158,354)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,706,458	7,662,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,212,517	$5,504,547

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$179,077	$37,014

See Notes to Unaudited Consolidated Financial Statements

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

In addition, the Company has investment interests in five companies related to ethanol. See note 4 for further details.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for a full year.

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
June 30, 2014 and 2013

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of June 30, 2014, we are committed to purchasing 3.7 million bushels of corn on a forward contract basis with an average price of $4.23 per bushel. Dakota Ethanol has a net derivative financial instrument liability of approximately $1,900,000 related to the forward contracted purchases of corn. The corn purchase contracts represent 21% of the annual plant corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At June 30, 2014, we are not committed to purchasing any natural gas.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market.

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

Derivatives not designated as hedging instruments at June 30, 2014 and December 31, 2013 were as follows:

	Balance Sheet Classification	June 30, 2014	December 31, 2013*
Futures contracts in gain position	Current Assets	$1,332,413	$249,688
Total forward and futures contracts		1,332,413	249,688
Cash held by broker		1,600,183	1,252,886
	Current Assets	$2,932,596	$1,502,574

Forward contracts in loss position	(Current Liabilities)	$(1,889,102)	$(978,935)
*Derived from audited financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014 and 2013

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

	Statement of Operations	Three Months Ended June 30,
	Classification	2014	2013
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$2,543,696	$524,907
Forward contracts	Cost of Revenues	(2,002,175)	(989,146)

	Statement of Operations	Six Months Ended June 30,
	Classification	2014	2013
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(169,978)	$285,492
Forward contracts	Cost of Revenues	(1,988,023)	(1,052,097)

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014 and 2013

NOTE 3.     INVENTORY

Inventory consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013*
Raw materials	$5,075,089	$3,645,811
Finished goods	1,521,323	1,544,426
Work in process	726,934	748,965
Parts inventory	964,434	935,005
	$8,287,780	$6,874,207

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s March 31, 2014 unaudited interim results. The carrying amount of the Company’s investment was approximately $2,958,000 and $2,793,000 as of June 30, 2014 and December 31, 2013, respectively.

Dakota Ethanol has a 9% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s December 31, 2013 unaudited interim financials. The carrying amount of the Company’s investment was approximately $1,174,000 and $1,174,000 as of June 30, 2014 and December 31, 2013, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to construct and operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s June 30, 2014 unaudited interim results. The carrying amount of the Company’s investment was approximately $330,000 and $110,000 as of June 30, 2014 and December 31, 2013, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s June 30, 2014 unaudited interim results. The carrying amount of the Company’s investment was approximately $16,123,000 and $12,000,000 as of June 30, 2014 and December 31, 2013, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s June 30, 2014 unaudited interim results. The carrying amount of the Company’s investment was approximately $15,000 as of June 30, 2014. 2014 is the initial investment year.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014 and 2013

Condensed, combined unaudited financial information of the Company’s investments in RPMG, PGVP, LT, GH and GEM is as follows:

Balance Sheet	June 30, 2014	December 31, 2013
Current Assets	$358,464,862	$165,653,623
Other Assets	178,328,662	184,749,457
Current Liabilities	283,217,749	116,462,830
Long-term Debt	40,594,794	67,216,061
Members' Equity	212,980,983	166,724,189

	Three Months Ended
Income Statement	June 30, 2014	June 30, 2013
Revenue	$82,363,732	$2,241,237
Gross Profit	27,469,034	2,241,237
Net Income	20,970,588	1,154,573

The Company recorded equity in net income of approximately $4,123,000 and $1,988,000 from GH for the six and three months ended June 30, 2014, respectively. 2013 is the initial investment year for GH. The Company recorded equity in net income of approximately $165,000 and $84,000 from our other investments for the six and three months ended June 30, 2014, respectively. The Company recorded equity in net income of approximately $219,000 and $89,000 from our other investments for the six and three months ended June 30, 2013, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On May 15, 2013, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount of $10,000,000 and the amount available is subject to a borrowing base. Interest on the outstanding principal balances will accrue at 310 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.25% at June 30, 2014. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. The note expires on May 31, 2015. On June 30, 2014 and December 31, 2013, Dakota Ethanol had $0 outstanding and $10,000,000 available to be drawn on the revolving promissory note.

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

On May 15, 2013, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount of $5,000,000. Interest on the outstanding principal balance will accrue at 335 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.50% at June 30, 2014. Dakota Ethanol may elect to borrow any principal amount repaid on the note up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess a non-use fee of 0.35% on the unused portion of the note. The note matures on May 31, 2018. On June 30, 2014 and December 31, 2013, Dakota Ethanol had $1,000 outstanding and $4,999,000 available to be drawn on the note.

On December 19, 2013, Dakota Ethanol executed a term note from FCSA in the amount of $10,000,000 to finance the investment in Guardian Hankinson, LLC. Interest on the outstanding principal balance will accrue at 335 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.50% at June 30, 2014. The note requires quarterly principal payments of $312,500 plus accrued interest. The note matures on December 31, 2021.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014 and 2013

The balances of the notes payable are as follows:

	June 30, 2014	December 31, 2013*

Notes payable - FCSA	$7,876,000	$10,001,000
Note payable - Other	29,786	45,468
	7,905,786	10,046,468
Less current portion	(1,279,786)	(1,281,760)
	$6,626,000	$8,764,708

*Derived from audited financial statements

Minimum principal payments for the next five years are estimated as follows:

Years Ending June 30,	Amount
2015	$1,279,786
2016	1,250,000
2017	1,250,000
2018	1,251,000
2019	1,250,000

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014 and 2013

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
June 30, 2014

Assets:
Derivative financial instruments, futures contracts	$1,332,413	$1,332,413	$—	$—

Liabilities:
Derivative financial instruments, forward contracts	$(1,889,102)	$—	$(1,889,102)	$—

December 31, 2013*

Assets:
Derivative financial instruments, futures contracts	$249,688	$249,688	$—	$—

Liabilities:
Derivative financial instruments, forward contracts	$(978,935)	$—	$(978,935)	$—
*Derived from audited financial statements.

During the three and six months ended June 30, 2014, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of June 30, 2014 and December 31, 2013, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2014.

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

NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 7% interest in RPMG, and Dakota Ethanol has entered into an ethanol marketing agreement with RPMG for the exclusive rights to market, sell and distribute the entire ethanol and corn oil inventory as well as all dried distillers grains produced by Dakota Ethanol.  The marketing fees are included in net revenues.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014 and 2013

Sales and marketing fees related to the agreements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue - ethanol	$23,786,271	$29,363,677	$54,707,748	$57,038,053
Revenue - distiller's grains and corn oil	2,994,070	1,841,800	5,583,830	3,626,371

Marketing fees - ethanol	32,903	64,152	65,805	128,304
Marketing fees - distillers grains and corn oil	16,206	9,288	30,874	18,761

	June 30, 2014	December 31, 2013*
Amounts due included in accounts receivable	$3,055,707	$2,382,068
*Derived from audited financial statements.
NOTE 9.    COMMITMENTS

Dakota Ethanol has committed to contracts to upgrade various components of the plant. The total value of the contracts is approximately $7 million. As of June 30, 2014, we have paid $3.3 million in costs related to this project. The projects are expected to be completed in the third quarter of 2014. Dakota Ethanol will pay for the upgrades with cash flows from operations and the long-term revolving debt currently in place.

NOTE 10.            SUBSEQUENT EVENTS

During July 2014, the Company declared and paid a distribution to its members of $2,962,000, or $0.10 per capital unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2014, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2013, included in the Company's Annual Report on Form 10-K for 2013.

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

We are in the process of making approximately $7 million in capital improvements to the ethanol plant related to various equipment upgrades designed to improve our energy efficiency and increase our total production by eliminating bottlenecks in our production process. As of June 30, 2014, we have paid $3.3 million in costs related to this project. We anticipate that these projects will be completed by the end of our third quarter of 2014. We plan to finance the plant upgrades using cash from our operations and amounts we have available to borrow on our long-term revolving debt. Management does not anticipate securing additional equity or debt financing in order to complete these projects.

To date, we have paid a total of $16,291,000 in distributions to our members or $0.55 per membership unit, during our 2014 fiscal year. This amount includes a $0.10 per unit distribution which was declared and paid in July 2014 after the end of our second quarter of 2014.

Results of Operations

Comparison of the Fiscal Quarters Ended June 30, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended June 30, 2014 and 2013:

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenues	$30,468,555	100.0	$38,288,817	100.0

Cost of Revenues	21,337,052	70.0	35,860,462	93.7

Gross Profit	9,131,503	30.0	2,428,355	6.3

Operating Expense	883,570	2.9	1,070,134	2.8

Income from Operations	8,247,933	27.1	1,358,221	3.5

Other Income	2,004,428	6.6	99,822	0.3

Net Income	$10,252,361	33.6	$1,458,043	3.8

Revenues

Revenue from ethanol sales decreased by approximately 19% during our second quarter of 2014 compared to the same period of 2013. Revenue from distillers grains sales decreased by approximately 28% during our second quarter of 2014 compared to the same period of 2013. Revenue from corn oil sales decreased by approximately 2% during our second quarter of 2014 compared to the same period of 2013. Despite these decreases in revenue, we continue to experience strong operating margins due to comparatively larger decreases in our cost of revenues.

Ethanol

Our ethanol revenue was approximately $5.5 million less during our second quarter of 2014 compared to our second quarter of 2013, a decrease of approximately 19%. This decrease in ethanol revenue was due to a decrease in both the amount of ethanol we sold and the average price we received for the ethanol we sold during our second quarter of 2014 compared to our second quarter of 2013. We sold approximately 10% fewer gallons of ethanol during our second quarter of 2014 compared to the same period of 2013, a decrease of approximately 1,200,000 gallons, due to rail logistics issues which required us to produce and sell less ethanol. Management anticipates continued difficulty with ethanol transportation logistics as the railroads work to increase capacity to meet current demand. Management anticipates that as we complete our plant upgrade projects, we will experience increased ethanol production in our fourth quarter of 2014, provided we can continue to ship our ethanol in a timely manner in order to continue operating at capacity. However, if economic factors in the ethanol industry occur, such as a reduction or elimination of the Federal Renewable Fuels Standard (RFS) for 2014, we may be forced to reduce production.

The average price we received for our ethanol was approximately $0.24 per gallon less during our second quarter of 2014 compared to our second quarter of 2013, a decrease of approximately 10%. Management attributes this decrease in ethanol prices with lower corn prices during our 2014 fiscal year which typically results in lower ethanol prices. Management anticipates continued lower ethanol prices due to anticipated lower corn prices and relatively stable ethanol demand. However, if the EPA significantly reduces the RFS requirement for corn-based ethanol for 2014, it could negatively impact demand for ethanol and may result in lower ethanol prices for the rest of our 2014 fiscal year.

Ethanol prices have recently been supported by rail logistics issues which have restricted ethanol supplies in the United States. During 2014, many ethanol producers have experienced delays in shipping their ethanol by rail as a result of a combination of poor weather conditions and a lack of shipping capacity by the railroads. Management believes that due to increased economic activity in the United States, including an improved corn crop in the fall of 2013, the railroads have experienced increased demand for rail shipments. Management believes that the railroads do not have sufficient infrastructure and manpower to accommodate this increased demand. As a result, shipments of ethanol have been delayed which have reduced ethanol supply in the market and resulted in increased ethanol prices. Management anticipates that ethanol prices will continue to be supported by the supply constraints until rail shipping times normalize. While these shipping delays have been reduced as the weather has improved following the winter months, management believes that until the railroads increase capacity to accommodate increased demand, these delays may occur in the future.

Distillers Grains

Our total distillers grains revenue decreased by approximately 28% during our second quarter of 2014 compared to the same period of 2013 due to decreased distillers grains prices and production. For our second quarter of 2014, we sold approximately 37% of our total distillers grains in the dried form and approximately 63% of our total distillers grains in the modified/wet form. By comparison, for our second quarter of 2013, we sold approximately 13% of our total distillers grains in the dried form and approximately 87% of our total distillers grains in the modified/wet form. We experienced premium pricing for our dried distillers grains during our first two quarters of 2014 and as a result we produced more distillers grains in the dried form. We determine the mix between dried distillers grains and modified/wet distillers grains we sell based on market conditions and the relative profitability of selling the different forms of distillers grains. We consume additional natural gas when we produce dried distillers grains as compared to modified/wet distillers grains which can impact the profit we generate from sales of dried distillers grains. Management anticipates that we will maintain the current mix between dried distillers grains and modified/wet distillers grains going forward unless market conditions change in a way that favors one product over the other.

The average price we received for our dried distillers grains was approximately 23% less during our second quarter of 2014 compared to the same period of 2013, a decrease of approximately $54 per ton. The average price we received for our modified/wet distillers grains was approximately 26% less for our second quarter of 2014 compared to the same period of 2013, a decrease of approximately $64 per ton. Management attributes the decrease in the selling price of our distillers grains with decreasing corn and feed prices. Distillers grains prices typically fluctuate based on the price of corn, soy bean meal and other competing feed products.

Management anticipates that distillers grains prices will continue to follow the corn and soy bean meal market. Due to the fact that corn prices have decreased since the harvest in the fall of 2013 and management anticipates continued lower corn prices during our 2014 fiscal year.

Corn Oil

Our total pounds of corn oil sold increased by approximately 9% during our second quarter of 2014 compared to the same period of 2013, an increase of approximately 199,000 pounds, primarily due to improved operating efficiency by our corn oil extraction equipment. This increase in corn oil extraction occurred despite the fact that the corn we are using during our 2014 fiscal year tends to have less corn oil compared to the corn we were using during our 2013 fiscal year. Management anticipates that corn oil production will continue to be variable based on the total production of ethanol at our plant and by operating efficiencies we achieve at the ethanol plant. Offsetting the increase in corn oil production was a decrease in the average price we received for our corn oil of approximately 9% for our second quarter of 2014 compared to the same period of 2013, a decrease of approximately $0.04 per pound. This decrease in market corn oil prices was primarily due to lower corn oil demand. The biodiesel industry has been impacted by recent legislative changes, including the expiration of the biodiesel blenders' tax credit and uncertainty regarding the biodiesel use requirements for 2014 under the RFS. Since biodiesel production is a major source of corn oil demand, lower biodiesel demand has impacted corn oil prices. In addition, corn oil prices have been impacted by lower corn prices. Management anticipates continued lower corn oil prices as additional corn oil supply enters the market along with volatile corn oil demand.

Cost of Revenues

The primary raw materials we use to produce our products are corn and natural gas. Our cost of revenues relating to corn was approximately 46% less for our second quarter of 2014 compared to the same period of 2013 due to lower corn prices and corn consumption during the 2014 period. Our average cost per bushel of corn decreased by approximately 44% for our second quarter of 2014 compared to our second quarter of 2013. Management attributes the decrease in corn prices with lower market corn prices as a result of the large corn crop which was harvested in the fall of 2013. Management anticipates continued lower corn prices during our 2014 fiscal year unless we were to experience either localized or national poor growing conditions which negatively impact the amount of corn harvested in the fall of 2014.

We used approximately 4% less bushels of corn during our second quarter of 2014 compared to the same period of 2013 due to decreased production at the ethanol plant. Management anticipates that our corn consumption will remain at current levels until our plant upgrade project is complete which will likely result in increased corn consumption due to anticipated increases in ethanol production.

Our cost of revenues related to natural gas increased by approximately $66,000, an increase of approximately 4%, for our second quarter of 2014 compared to our second quarter of 2013. This increase was due to an increase in market natural gas prices during our second quarter of 2014 compared to the same period of 2013. Management attributes the higher natural gas prices during 2014 to a longer and colder winter which reduced natural gas supplies in the United States. Our average cost per MMBtu of natural gas during our second quarter of 2014 was approximately 7% higher compared to the price for our second quarter of 2013. While domestic natural gas supplies have started to return to more normal levels, management anticipates higher natural gas prices will continue in our 2014 fiscal year. If we experience another cold and long winter in 2014/2015, these high natural gas prices will likely return and may increase.

We used approximately 2% less MMBtus of natural gas during our second quarter of 2014 compared to the same period of 2013 due to decreased production during the 2014 period. Management anticipates that our natural gas consumption will remain at current levels despite anticipated increases in production due to energy efficiency projects we are pursuing as part of our plant upgrade projects.

Operating Expenses

Our operating expenses were lower for our second quarter of 2014 compared to the same period of 2013 due primarily to a one-time pledge to support a technical development center that we paid in 2013 partially offset by increased wages and bonuses due to our increased profitability.

Other Income and Expense

Our income related to our investments was higher for our second quarter of 2014 compared to the same period of 2013 due to our investments in Guardian Hankinson, LLC and RPMG, our product marketer. We did not have the investment in Guardian Hankinson, LLC during the second quarter of 2013. We had more interest expense during our second quarter of 2014 compared to the same period of 2013 due to having more debt outstanding during the 2014 period.

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the six months ended June 30, 2014 and 2013:

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenues	$68,759,645	100.0	$76,581,285	100.0

Cost of Revenues	48,760,913	70.9	70,556,122	92.1

Gross Profit	19,998,732	29.1	6,025,163	7.9

Operating Expense	1,916,950	2.8	1,826,305	2.4

Income from Operations	18,081,782	26.3	4,198,858	5.5

Other Income	4,144,881	6.0	205,229	0.3

Net Income	$22,226,663	32.3	$4,404,087	5.8

Revenues

Revenue from ethanol sales decreased by approximately 4% during the six months ended June 30, 2014 compared to the same period of 2013. Revenue from distillers grains decreased by approximately 31% during the six months ended June 30, 2014 compared to the same period of 2013. Revenue from corn oil decreased by approximately 12% during the six months ended June 30, 2014 compared to the same period of 2013.

Ethanol

Our ethanol revenue was approximately $2,268,000 less during the six months ended June 30, 2014 compared to the same period of 2013, a decrease of approximately 4%. The average price we received for our ethanol decreased by approximately 1% for the six months ended June 30, 2014 compared to the same period of 2013, a decrease of approximately$0.02 per gallon of ethanol sold. Our total gallons of ethanol sold during the six months ended June 30, 2014 was approximately 3% less than during the same period of 2013, a decrease of approximately 763,000 gallons. This decrease was due to logistics issues which required us to reduce production along with a longer maintenance shutdown.

Distillers Grains

Our total distillers grains revenue decreased by approximately $5,438,000 for the six months ended June 30, 2014 compared to the same period of 2013. We sold approximately 1% fewer tons of distillers grains during the six months ended June 30, 2014 compared to the same period of 2013. The average price we received for our dried distillers grains decreased by approximately $68 per ton, a decrease of approximately 28%, for the six months ended June 30, 2014 compared to the same period of 2013. The average price we received for our modified/wet distillers grains decreased by approximately $79 per ton, a decrease of approximately 30%, for the six months ended June 30, 2014 compared to the same period of 2013. For the six months ended June 30, 2014, we sold approximately 33% of our distillers grains in the dried form and approximately 67% in the modified/wet form. During the six months ended June 30, 2013, we sold approximately 11% of our distillers grains in the dried form and approximately 89% in the modified/wet form.

Corn Oil

Our total pounds of corn oil sold increased by approximately 1% during the six months ended June 30, 2014 compared to the same period of 2013 due to improved efficiency in operating our corn oil extraction equipment. Offsetting this increase in production, the average price we received for our corn oil decreased by approximately 11% for the six months ended June 30, 2014 compared to the same period of 2013.

Cost of Revenues

Our cost of revenues related to corn was approximately 40% less for the six months ended June 30, 2014 compared to the same period of 2013. Our average cost per bushel of corn decreased by approximately 40% for the six months ended June 30, 2014 compared to the same period of 2013, a decrease of approximately $2.78 per bushel of corn. We used approximately 1% fewer bushels of corn during the six months ended June 30, 2014 compared to the same period of 2013. Our cost of revenues related to natural gas increased by approximately $1,847,000, an increase of approximately 60%, for the six months ended June 30, 2014 compared to the same period of 2013. Our average cost per MMBtu of natural gas during the six months ended June 30, 2014 was approximately 61% higher compared to the same period of 2013, an increase of approximately $2.73 per MMBtu of natural gas. We used approximately 1% less natural gas during the six months ended June 30, 2014 compared to the same period of 2013. This decrease was due to decreased production at the plant.

Operating Expense

Our operating expenses increased by approximately 5%, or approximately $91,000, for the six months ended June 30, 2014 compared to the same period of 2013. This increase was due primarily to increased wages and bonuses due to our increased profitability. The increased wages were partially offset by a one-time pledge to support a technical development center that we paid in 2013.

Other Income and Expense

Our interest expense was higher for the six months ended June 30, 2014 compared to the same period of 2013 because of interest costs from our term-loan. We had more income from our investments during the six months ended June 30, 2014 compared to the same period of 2013 due primarily to our investment Guardian Hankinson, LLC and in our marketer, RPMG.

Changes in Financial Condition for the Six Months Ended June 30, 2014

Current Assets

We had less cash on hand at June 30, 2014 compared to December 31, 2013, primarily due to deferred corn payments and distributions which were paid during our 2014 fiscal year. The increase in our inventory is due to having more bushels of corn on hand at June 30, 2014 compared to December 31, 2013. We had more unrealized gains on our risk management positions as of June 30, 2014 compared to December 31, 2013 which increased the value of our derivative financial instruments at June 30, 2014.

Property and Equipment

Our net property and equipment was higher at June 30, 2014 compared to December 31, 2013 as a result of the capital improvements we are in the process of making, partially offset by regular depreciation of our equipment.

Other Assets

The value of our investments was higher at June 30, 2014 compared to December 31, 2013 primarily due to earnings from our investment in Guardian Hankinson, LLC that were retained in that entity.

Current Liabilities

Our accounts payable was significantly lower at June 30, 2014 compared to December 31, 2013 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes which increases our accounts payable at that time. These deferred payments were made early in our first quarter of 2014. We had a greater liability associated with our derivative financial instruments at June 30, 2014 compared to December 31, 2013 due to unrealized losses on our risk management positions at June 30, 2014.

Long-Term Liabilities

The long-term portion of our notes payable was lower at June 30, 2014 compared to December 31, 2013 due to ongoing payments we made on our long-term debt during our 2014 fiscal year. In addition, in May 2014, we made a $1.5 million prepayment on our long-term loan which reduced the outstanding balance of our long-term loan.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of June 30, 2014, we had $1,000 outstanding and $14,999,000 available to be drawn on these revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$10,804,827	$1,422,906
Net cash (used in) investing activities	(5,786,814)	(179,288)
Net cash (used in) financing activities	(15,511,954)	(3,401,972)

Cash Flow From Operations. Our operating activities provided more cash during the six months ended June 30, 2014 compared to the same period of 2013, primarily due to increased net income during the 2014 period offset by increases in our equity in the net income of our investments as well as cash we used to pay down our accounts payable during the 2014 period.

Cash Flow From Investing Activities. We used more cash for capital projects during the six months ended June 30, 2014 compared to the same period of 2013 as we complete our plant upgrade projects during the 2014 period.

Cash Flow From Financing Activities. Our financing activities used more cash during the six months ended June 30, 2014 compared to the same period of 2013 due to increased payments on our long-term debt along with significantly more cash that we used for distributions during the 2014 period.

Indebtedness

Effective May 15, 2013, we entered into a new comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). Our FCSA credit facility replaced our prior loans with First National Bank of Omaha. Our new FCSA credit facility was originally comprised of a $10 million revolving operating line of credit (the "Operating Line") and a $5 million revolving term commitment (the "Term Revolver"). Our FCSA credit facility was amended in December 2013 to add an additional $10 million term loan (the "Term Loan"). All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

Operating Line

The Operating Line has a two year term which matures on May 31, 2015. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrues at the one month London Interbank Offered Rate ("LIBOR") plus 310 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at June 30, 2014 was 3.25%. As of June 30, 2014, we had $0 outstanding on the Operating Line and $10,000,000 available to be drawn, taking into account the borrowing base calculation.

Term Revolver

The Term Revolver has a five year term which matures on May 31, 2018. We can use the Term Revolver for draws required to maintain compliance with our working capital requirements, funding approved capital expenditures and funding approved investments in other ethanol production facilities. Interest on the Term Revolver accrues at the one month LIBOR plus 335 basis points. There is a fee of 0.35% on the portion of the Term Revolver that we are not using, which is billed quarterly. As of June 30, 2014, the interest rate was 3.50%. On June 30, 2014, we had $1,000 outstanding and $4,999,000 available to be drawn on this loan.

Term Loan

Our Term Loan has an eight year term which matures on December 31, 2021. We used the proceeds of the Term Loan to pay a portion of our capital contribution to Guardian Hankinson, LLC. The initial amount of the Term Loan was $10,000,000. Pursuant to the Term Loan, we make quarterly principal payments of $312,500 plus accrued interest with a final payment of all remaining principal and unpaid interest on the maturity date of December 31, 2021. Interest on the Term Loan accrues at a variable interest rate. Interest on the Term Loan accrues at the one-month LIBOR plus 3.35% until December 1, 2018. After December 1, 2018, interest on the Term Loan accrues at FCSA's cost of funds rate plus 3.35%. On June 30, 2014, the interest rate on the Term Loan was 3.50%. On June 30, 2014, we had $7,875,000 outstanding on the Term Loan.

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

As of June 30, 2014, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of June 30, 2014, we had $7,876,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.50%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of June 30, 2014, would be approximately $2,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an decrease to our cost of revenues of approximately $541,000 related to derivative instruments for the quarter ended June 30, 2014. We recorded an increase to our cost of revenues of approximately $464,000 related to derivative instruments for the quarter ended June 30, 2013. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of June 30, 2014, we were committed to purchasing approximately 3.7 million bushels of corn with an average price of $4.23 per bushel. These corn purchases represent approximately 21% of our expected corn usage for the next 12 months. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2014. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	50,000,000	Gallons	10%	$10,500,000
Corn	15,851,385	Bushels	10%	$5,738,201
Natural Gas	1,400,000	MMBTU	10%	$644,000

For comparison purposes, our sensitivity analysis for our second quarter of 2013 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	48,145,000	Gallons	10%	$11,410,365
Corn	15,840,930	Bushels	10%	$10,328,286
Natural Gas	1,300,639	MMBTU	10%	$487,740

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. The ethanol industry has recently been experiencing difficulty transporting the ethanol which is produced. This difficulty has impacted our operations. Ethanol is typically transported by rail. At times during our 2014 fiscal year, we have been required to reduce production due to these shipping delays. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews, and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower railcar shipments will continue until the rail transportation capacity in the United States increases. These delays in shipping our products have resulted in decreased revenue and have required us to reduce the amount of ethanol we produce which has a negative impact on our financial performance. If these rail shipment challenges continue, they may negatively impact our ability to operate the ethanol plant profitably which could reduce the value of our units.

If China's ban on imports of U.S. distillers grains continues, exports of distillers grains could be dramatically reduced which could have a negative effect on the price of distillers grains in the U.S. and affect our profitability. China, the largest buyer of distillers grains in the world, announced on June 9, 2014 that it would stop issuing import permits for U.S. distillers grains due to the presence of a genetically modified trait not approved by China for import.  It is unknown how long this ban on U.S. distillers grains will continue.  Even if China agrees to accept U.S. distillers grains in the future, it is expected that additional restrictions will be placed on such imports which may be difficult to satisfy.  If export demand of distillers grains is significantly reduced, the price of distillers grains in the U.S. would likely decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

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
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	August 14, 2014	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2014	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)