Form 10-Q
period 2014-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2014-11-13
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2014

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

As of November 13, 2014, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,567,231	$20,706,458
Accounts receivable	3,284,160	3,522,497
Other receivables	18,064	17,707
Inventory	2,853,978	6,874,207
Derivative financial instruments	2,346,437	1,502,574
Prepaid expenses	99,309	165,580
Total current assets	22,169,179	32,789,023

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,716,368	2,665,358
Buildings	8,277,636	8,277,636
Equipment	39,971,717	39,861,906
Construction in progress	7,193,451	199,302
	58,835,269	51,680,299
Less accumulated depreciation	(30,716,182)	(28,722,235)
Net property and equipment	28,119,087	22,958,064

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	23,034,932	16,078,269
Other	238,870	356,683
Total other assets	33,669,568	26,830,718

TOTAL ASSETS	$83,957,834	$82,577,805

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$1,436,470	$—
Accounts payable	4,625,298	11,953,957
Accrued liabilities	548,123	613,638
Derivative financial instruments	3,331,758	978,935
Current maturities of notes payable	1,271,797	1,281,760
Other	123,741	123,741
Total current liabilities	11,337,187	14,952,031

LONG-TERM LIABILITIES
Notes payable, net of current maturities	6,313,500	8,764,708
Other	403,884	405,884
Total long-term liabilities	6,717,384	9,170,592

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	65,903,263	58,455,182

TOTAL LIABILITIES AND MEMBERS' EQUITY	$83,957,834	$82,577,805

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

REVENUES	$28,961,413	$36,613,246	$97,721,057	$113,194,531

COSTS OF REVENUES	21,309,028	34,505,581	70,069,939	105,061,703

GROSS PROFIT	7,652,385	2,107,665	27,651,118	8,132,828

OPERATING EXPENSES	843,870	762,794	2,760,821	2,589,099

INCOME FROM OPERATIONS	6,808,515	1,344,871	24,890,297	5,543,729

OTHER INCOME (EXPENSE)
Interest income	14,532	18,644	41,410	47,950
Equity in net income of investments	2,213,776	120,132	6,501,663	339,248
Interest expense	(77,133)	(8,435)	(247,017)	(51,627)
Total other income	2,151,175	130,341	6,296,056	335,571

NET INCOME	$8,959,690	$1,475,212	$31,186,353	$5,879,300

BASIC AND DILUTED EARNINGS PER UNIT	$0.30	$0.05	$1.05	$0.20

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.35	$0.10	$0.80	$0.20

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

OPERATING ACTIVITIES
Net income	$31,186,353	$5,879,300
Changes to net income affecting cash and cash equivalents
Depreciation and amortization	2,111,759	2,115,497
Equity in net income of investments	(6,501,663)	(339,248)
(Increase) decrease in
Receivables	237,982	967,080
Inventory	4,020,229	4,503,168
Prepaid expenses	66,270	30,672
Derivative financial instruments	1,508,959	2,971,390
Increase (decrease) in
Accounts payable	(9,161,420)	(8,828,556)
Accrued and other liabilities	(67,515)	300,705
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,400,954	7,600,008

INVESTING ACTIVITIES
Purchase of property and equipment	(5,322,208)	(482,495)
Purchase of investments	(455,000)	(108,990)
NET CASH (USED IN) INVESTING ACTIVITIES	(5,777,208)	(591,485)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	1,436,470	—
Principal payments on long-term notes payable	(2,461,171)	(393,002)
Financing costs paid	—	(54,570)
Distributions paid to LACP members	(23,738,272)	(5,924,000)
NET CASH (USED FOR) FINANCING ACTIVITIES	(24,762,973)	(6,371,572)

NET INCREASE (DECREASE) IN CASH	(7,139,227)	636,951

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,706,458	7,662,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,567,231	$8,299,852

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$249,937	$26,958
Capital expenditures in accounts payable	$1,832,762	$—

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014 and 2013

NOTE 1    .    NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC and subsidiary (the Company) is a South Dakota limited liability company.

The Company owns and manages Dakota Ethanol, LLC. (Dakota Ethanol), a 40 million-gallon (annual nameplate capacity) ethanol plant, located near Wentworth, South Dakota. Dakota Ethanol sells ethanol and related products to customers located in North America.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for a full year.

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
September 30, 2014 and 2013

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of September 30, 2014, we are committed to purchasing 3.2 million bushels of corn on a forward contract basis with an average price of $3.74 per bushel. Dakota Ethanol has a net derivative financial instrument liability of approximately $3,300,000 related to the forward contracted purchases of corn. The corn purchase contracts represent 18% of the annual plant corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At September 30, 2014, we are not committed to purchasing any natural gas.  We account for these transactions as normal purchases, and accordingly, do not mark these transactions to market.

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

Derivatives not designated as hedging instruments at September 30, 2014 and December 31, 2013 were as follows:

	Balance Sheet Classification	September 30, 2014	December 31, 2013*
Forward contracts in gain position	Current Assets	$456	$—
Futures contracts in gain position	Current Assets	989,963	249,688
Total forward and futures contracts		990,419	249,688
Cash held by broker		1,356,018	1,252,886
	Current Assets	$2,346,437	$1,502,574

Forward contracts in loss position	(Current Liabilities)	$(3,331,758)	$(978,935)
*Derived from audited financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014 and 2013

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

	Statement of Operations	Three Months Ended September 30,
	Classification	2014	2013
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$2,413,385	$505,990
Forward contracts	Cost of Revenues	(2,551,374)	(1,488,342)

	Statement of Operations	Nine Months Ended September 30,
	Classification	2014	2013
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$2,243,407	$791,483
Forward contracts	Cost of Revenues	(4,539,397)	(2,540,438)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014 and 2013

NOTE 3.     INVENTORY

Inventory consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013*
Raw materials	$854,966	$3,645,811
Finished goods	494,866	1,544,426
Work in process	455,905	748,965
Parts inventory	1,048,241	935,005
	$2,853,978	$6,874,207

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s June 30, 2014 unaudited interim results. The carrying amount of the Company’s investment was approximately $3,050,000 and $2,793,000 as of September 30, 2014 and December 31, 2013, respectively.

Dakota Ethanol has a 9% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s June 30, 2014 unaudited interim financials. The carrying amount of the Company’s investment was approximately $1,174,000 and $1,174,000 as of September 30, 2014 and December 31, 2013, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to construct and operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s September 30, 2014 unaudited interim results. The carrying amount of the Company’s investment was approximately $550,000 and $110,000 as of September 30, 2014 and December 31, 2013, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s September 30, 2014 unaudited interim results. The carrying amount of the Company’s investment was approximately $18,244,000 and $12,000,000 as of September 30, 2014 and December 31, 2013, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s September 30, 2014 unaudited interim results. The carrying amount of the Company’s investment was approximately $15,000 as of September 30, 2014. 2014 is the initial investment year.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014 and 2013

Condensed, combined unaudited financial information of the Company’s investments in RPMG, PGVP, LT, GH and GEM is as follows:

Balance Sheet	September 30, 2014	December 31, 2013
Current Assets	$251,593,463	$165,653,623
Other Assets	174,705,325	184,749,457
Current Liabilities	152,552,385	116,462,830
Long-term Debt	37,933,251	67,216,061
Members' Equity	235,813,152	166,724,189

	Three Months Ended		Nine Months Ended
Income Statement	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$79,417,635	$2,501,852	$249,195,600	$7,491,779
Gross Profit	28,463,658	2,499,878	82,863,893	7,489,805
Net Income	22,522,147	1,559,748	63,860,622	4,408,258

The Company recorded equity in net income of approximately $6,244,000 and $2,121,000 from GH for the nine and three months ended September 30, 2014, respectively. 2013 was the initial investment year for GH. The Company recorded equity in net income of approximately $257,000 and $93,000 from our other investments for the nine and three months ended September 30, 2014, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On May 15, 2013, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount of $10,000,000 and the amount available is subject to a borrowing base. Interest on the outstanding principal balances will accrue at 310 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.25% at September 30, 2014. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. The note expires on May 31, 2015. On September 30, 2014 and December 31, 2013, Dakota Ethanol had $0 outstanding and $10,000,000 available to be drawn on the revolving promissory note.

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

On May 15, 2013, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount of $5,000,000. Interest on the outstanding principal balance will accrue at 335 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.50% at September 30, 2014. Dakota Ethanol may elect to borrow any principal amount repaid on the note up to $5,000,000 subject to the terms of the agreement. Should Dakota Ethanol elect not to utilize this feature, the lender will assess a non-use fee of 0.35% on the unused portion of the note. The note matures on May 31, 2018. On September 30, 2014 and December 31, 2013, Dakota Ethanol had $1,000 outstanding and $4,999,000 available to be drawn on the note.

On December 19, 2013, Dakota Ethanol executed a term note from FCSA in the amount of $10,000,000 to finance the investment in Guardian Hankinson, LLC. Interest on the outstanding principal balance will accrue at 335 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.50% at September 30, 2014. The note requires quarterly principal payments of $312,500 plus accrued interest. The note matures on December 31, 2021. Dakota Ethanol had $7,562,500 and $10,000,000 outstanding on September 30, 2014 and December 31, 2013, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014 and 2013

The balances of the notes payable are as follows:

	September 30, 2014	December 31, 2013*

Notes payable - FCSA	$7,563,500	$10,001,000
Note payable - Other	21,797	45,468
	7,585,297	10,046,468
Less current portion	(1,271,797)	(1,281,760)
	$6,313,500	$8,764,708

*Derived from audited financial statements

Minimum principal payments for the next five years are estimated as follows:

Years Ending September 30,	Amount
2015	$1,271,797
2016	1,250,000
2017	1,250,000
2018	1,251,000
2019	1,250,000

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014 and 2013

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
September 30, 2014

Assets:
Derivative financial instruments, futures contracts	$989,963	$989,963	$—	$—
Derivative financial instruments, forward contracts	$456	$—	$456	$—

Liabilities:
Derivative financial instruments, forward contracts	$(3,331,758)	$—	$(3,331,758)	$—

December 31, 2013*

Assets:
Derivative financial instruments, futures contracts	$249,688	$249,688	$—	$—

Liabilities:
Derivative financial instruments, forward contracts	$(978,935)	$—	$(978,935)	$—
*Derived from audited financial statements.

During the three and nine months ended September 30, 2014, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of September 30, 2014 and December 31, 2013, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2014.

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
September 30, 2014 and 2013

NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 7% interest in RPMG, and Dakota Ethanol has entered into an ethanol marketing agreement with RPMG for the exclusive rights to market, sell and distribute the entire ethanol and corn oil inventory as well as all dried distillers grains produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Sales and marketing fees related to the agreements are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Revenue - ethanol	$23,770,949	$28,061,341	$78,478,697	$85,099,394
Revenue - distiller's grains and corn oil	3,196,584	3,017,840	8,780,414	6,644,211

Marketing fees - ethanol	32,903	64,152	98,708	192,456
Marketing fees - distillers grains and corn oil	22,374	14,609	53,248	33,370

	September 30, 2014	December 31, 2013*
Amounts due included in accounts receivable	$2,721,716	$2,382,068
*Derived from audited financial statements.
NOTE 9.    COMMITMENTS

Dakota Ethanol has committed to contracts to upgrade various components of the plant. The total value of the contracts is approximately $7 million. As of September 30, 2014, we have paid $5 million in costs related to this project. The projects are expected to be completed in the fourth quarter of 2014. Dakota Ethanol will pay for the upgrades with cash flows from operations and the long-term revolving debt currently in place.

NOTE 10.            SUBSEQUENT EVENTS

On November 11, 2014, the Company executed a Second Amendment to Credit Agreement (the "Amendment") amending the Company's financing agreements with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). The Amendment replaces the Company's $5 million long-term revolving loan and the Company's $10 million term loan with a new $15 million reducing revolving loan. Interest accrues on the new $15 million reducing revolving loan at a rate of 325 basis points in excess of the one-month London Interbank Offered Rate (LIBOR) and the Company agreed to pay a fee of 50 basis points for any unused amount of the reducing revolving loan. The amount the Company can borrow on the new $15 million reducing revolving loan decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The Company also agreed to increase the Company's minimum working capital requirement to $6 million and to change the manner in which the Company's debt service coverage ratio is calculated. The Amendment also extends the maturity date of the Company's loans until November 1, 2016 for the $10 million short-term revolving loan and October 1, 2024 for the $15 million reducing revolving loan. Further, the Amendment decreases the interest the Company pays on the $10 million short-term revolving note to 300 basis points in excess of the one-month LIBOR.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2014, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2013, included in the Company's Annual Report on Form 10-K for 2013.

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

Overview

Lake Area Corn Processors, LLC is a South Dakota limited liability company that owns and manages its wholly-owned subsidiary, Dakota Ethanol, LLC Dakota Ethanol, LLC owns and operates an ethanol plant located near Wentworth, South Dakota that has a nameplate production capacity of 40 million gallons of ethanol per year. Lake Area Corn Processors, LLC is referred to in this report as "LACP," the "company," "we," or "us." Dakota Ethanol, LLC is referred to in this report as "Dakota Ethanol" "we" "us" or the "ethanol plant."

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

We recently completed approximately $7 million in capital improvements to the ethanol plant related to various equipment upgrades designed to improve our energy efficiency and increase our total production by eliminating bottlenecks in our production process. As of September 30, 2014, we had paid $5.0 million in costs related to this project which was completed early in the fourth quarter. We financed the plant upgrades using cash from our operations and amounts we have available to borrow on our long-term revolving debt.

On November 11, 2014, we executed a Second Amendment to Credit Agreement (the "Amendment") amending our financing agreements with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). The Amendment replaces our $5 million long-term revolving loan and our $10 million term loan with a new $15 million reducing revolving loan. Interest accrues on the new $15 million reducing revolving loan at a rate of 325 basis points in excess of the one-month LIBOR and we agreed to pay a fee of 50 basis points for any unused amount of the reducing revolving loan. The amount we can borrow on the new $15 million reducing revolving loan decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. We also agreed to increase our minimum working capital requirement to $6 million and we agreed to change the manner in which our debt service coverage ratio is calculated. The Amendment also extends the maturity date of our loans until November 1, 2016 for our $10 million short-term revolving loan and October 1, 2024 for our $15 million reducing revolving loan. Further, the Amendment decreases the interest we pay on our $10 million short-term revolving note to 300 basis points in excess of the one-month LIBOR.

During our 2014 fiscal year, we have paid a total of $23,738,000 in distributions to our members or $0.80 per membership unit.

Results of Operations

Comparison of the Fiscal Quarters Ended September 30, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended September 30, 2014 and 2013:

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenues	$28,961,413	100.0	$36,613,246	100.0

Cost of Revenues	21,309,028	73.6	34,505,581	94.2

Gross Profit	7,652,385	26.4	2,107,665	5.8

Operating Expense	843,870	2.9	762,794	2.1

Income from Operations	6,808,515	23.5	1,344,871	3.7

Other Income	2,151,175	7.4	130,341	0.4

Net Income	$8,959,690	30.9	$1,475,212	4.0

Revenues

Revenue from ethanol sales decreased by approximately 15% during our third quarter of 2014 compared to the same period of 2013. Revenue from distillers grains sales decreased by approximately 41% during our third quarter of 2014 compared to the same period of 2013. Revenue from corn oil sales decreased by approximately 28% during our third quarter of 2014 compared to the same period of 2013. Despite these decreases in revenue, we continue to experience strong operating margins due to comparatively larger decreases in our cost of revenues.

Ethanol

Our ethanol revenue was approximately $4.3 million less during our third quarter of 2014 compared to our third quarter of 2013, a decrease of approximately 15%. This decrease in ethanol revenue was due to a decrease in the average price we received for the ethanol we sold during our third quarter of 2014 compared to our third quarter of 2013, partially offset by a slight increase in our ethanol sales. We sold approximately 1% more gallons of ethanol during our third quarter of 2014 compared to the same period of 2013, an increase of approximately 173,000 gallons, due to increased production capacity partially offset by rail logistics issues which required us to reduce capacity periodically during the 2014 period. Management anticipates continued difficulty with ethanol transportation logistics as the railroads work to increase capacity to meet current demand. Management anticipates increased ethanol production as a result of the plant upgrade projects that we completed at the beginning of our fourth quarter of 2014, provided we can continue to ship our ethanol in a timely manner in order to continue operating at capacity. However, if economic factors in the ethanol industry occur, such as a reduction or elimination of the Federal Renewable Fuels Standard (RFS), we may be forced to reduce production.

The average price we received for our ethanol was approximately $0.36 per gallon less during our third quarter of 2014 compared to our third quarter of 2013, a decrease of approximately 16%. Management attributes this decrease in ethanol prices with lower corn prices and lower gasoline prices along with an increase in ethanol supplies in the market during our third quarter of 2014 which all combined to decrease market ethanol prices. Ethanol prices decreased significantly during September 2014 but prices have recovered in October and early November 2014 and management anticipates relatively stable ethanol prices for the rest of our 2014 fiscal year. However, if the EPA significantly reduces the RFS requirement for corn-based ethanol as it signaled in November 2013, it could negatively impact demand for ethanol and may result in lower ethanol prices for the rest of our 2014 fiscal year and into our 2015 fiscal year.

During our first two quarters of 2014, the ethanol industry experienced shipping delays due to railroad congestion. These shipping delays restricted ethanol supplies in the United States which increased ethanol prices. While these shipping delays were reduced during our third quarter of 2014, these delays may reoccur during the winter months due to poor weather conditions which typically delay rail shipments. Management believes that the railroads do not have sufficient infrastructure and manpower to accommodate recent increases in demand which could take the railroads a period of time to address. If we again experience shipping delays during the winter months it may increase market ethanol prices which could improve our operating margins but may require us to reduce production.

Distillers Grains

Our total distillers grains revenue decreased by approximately 41% during our third quarter of 2014 compared to the same period of 2013 due to decreased distillers grains prices partially offset by increased distillers grains sales. For our third quarter of 2014, we sold approximately 52% of our total distillers grains in the dried form and approximately 48% of our total distillers grains in the modified/wet form. By comparison, for our third quarter of 2013, we sold approximately 26% of our total distillers grains in the dried form and approximately 74% of our total distillers grains in the modified/wet form. We experienced premium pricing for our dried distillers grains during our first three quarters of 2014 and as a result we produced more distillers grains in the dried form. We determine the mix between dried distillers grains and modified/wet distillers grains we sell based on market conditions and the relative profitability of selling the different forms of distillers grains. We consume additional natural gas when we produce dried distillers grains as compared to modified/wet distillers grains which can impact the profit we generate from sales of dried distillers grains. Management anticipates that we will maintain the current mix between dried distillers grains and modified/wet distillers grains going forward unless market conditions change in a way that favors one product over the other.

The average price we received for our dried distillers grains was approximately 40% less during our third quarter of 2014 compared to the same period of 2013, a decrease of approximately $83 per ton. The average price we received for our modified/wet distillers grains was approximately 45% less for our third quarter of 2014 compared to the same period of 2013, a decrease of approximately $95 per ton. Management attributes the decrease in the selling price of our distillers grains with decreasing corn and feed prices. Distillers grains prices typically fluctuate based on the price of corn, soy bean meal and other competing feed products. Due to increased corn supplies and anticipated corn production during the current crop year, corn prices have continued lower which management believes will result in lower distillers prices for the rest of our 2014 fiscal year and into our 2015 fiscal year.

Corn Oil

Our total pounds of corn oil sold decreased by approximately 14% during our third quarter of 2014 compared to the same period of 2013, a decrease of approximately 386,000 pounds, primarily due to the composition of the corn we used during 2014. The corn we used during 2014 contained less corn oil compared to the corn we used during 2013 which resulted in lower corn oil yields. Management anticipates that corn oil production will continue to be variable based on the total production of ethanol at our plant and by operating efficiencies we achieve at the ethanol plant. In addition to the decrease in corn oil sales was a decrease in the average price we received for our corn oil of approximately 16% for our third quarter of 2014 compared to the same period of 2013, a decrease of approximately $0.06 per pound. This decrease in market corn oil prices was primarily due to lower corn oil demand and increased corn oil supplies in the market. The biodiesel industry has been impacted by recent legislative changes, including the expiration of the biodiesel blenders' tax credit and uncertainty regarding the biodiesel use requirements for 2014 under the RFS. Since biodiesel production is a major source of corn oil demand, lower biodiesel demand has impacted corn oil prices. In addition, corn oil prices have been impacted by lower corn prices. Management anticipates continued lower corn oil prices as additional corn oil supply enters the market along with volatile corn oil demand.

Cost of Revenues

The primary raw materials we use to produce our products are corn and natural gas. Our cost of revenues relating to corn was approximately 48% less for our third quarter of 2014 compared to the same period of 2013 due to lower corn prices during the 2014 period. Our average cost per bushel of corn decreased by approximately 48% for our third quarter of 2014 compared to our third quarter of 2013. Management attributes the decrease in corn prices with lower market corn prices as a result of the large corn crop which was harvested in the fall of 2013 along with the large corn crop which is currently being harvested. Management anticipates continued lower corn prices during our 2014 fiscal year and into our 2015 fiscal year as a result of the increased corn supplies.

We used a comparable number of bushels of corn during our third quarter of 2014 compared to the same period of 2013. Management anticipates that our corn consumption will increase during our fourth quarter of 2014 and into our 2015 fiscal year due to our plant upgrade project which was completed shortly after the end of our third quarter of 2014 and which may increase our ethanol production.

Our cost of revenues related to natural gas increased by approximately $178,000, an increase of approximately 13%, for our third quarter of 2014 compared to our third quarter of 2013. This increase was due to an increase in market natural gas prices during our third quarter of 2014 compared to the same period of 2013. Management attributes the higher natural gas prices during 2014 to a longer and colder winter which reduced natural gas supplies in the United States. Our average cost per MMBtu of natural gas during our third quarter of 2014 was approximately 8% higher compared to the price for our third quarter of 2013. While domestic natural gas supplies have started to return to more normal levels, management anticipates higher natural gas prices will continue. If we experience another cold and long winter in 2014/2015 it may result in significantly higher natural gas prices comparable to what we experienced in our first quarter of 2014.

We used approximately 5% more MMBtus of natural gas during our third quarter of 2014 compared to the same period of 2013 due to increased dried distillers grains production during the 2014 period. Management anticipates that our natural gas consumption will remain at current levels despite anticipated increases in production due to energy efficiency projects we are pursuing as part of our plant upgrade projects.

Operating Expenses

Our operating expenses were higher for our third quarter of 2014 compared to the same period of 2013 due primarily to increased bonuses and profit sharing awards due to our increased profitability.

Other Income and Expense

Our income related to our investments was higher for our third quarter of 2014 compared to the same period of 2013 due to our investments in Guardian Hankinson, LLC and RPMG, our product marketer. We did not have the investment in Guardian Hankinson, LLC during our third quarter of 2013. We had more interest expense during our third quarter of 2014 compared to the same period of 2013 due to having more debt outstanding during the 2014 period.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the nine months ended September 30, 2014 and 2013:

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenues	$97,721,057	100.0	$113,194,531	100.0

Cost of Revenues	70,069,939	71.7	105,061,703	92.8

Gross Profit	27,651,118	28.3	8,132,828	7.2

Operating Expense	2,760,821	2.8	2,589,099	2.3

Income from Operations	24,890,297	25.5	5,543,729	4.9

Other Income	6,296,056	6.4	335,571	0.3

Net Income	$31,186,353	31.9	$5,879,300	5.2

Revenues

Revenue from ethanol sales decreased by approximately 8% during the nine months ended September 30, 2014 compared to the same period of 2013. Revenue from distillers grains decreased by approximately 34% during the nine months ended September 30, 2014 compared to the same period of 2013. Revenue from corn oil decreased by approximately 18% during the nine months ended September 30, 2014 compared to the same period of 2013.

Ethanol

Our ethanol revenue was approximately $6,527,000 less during the nine months ended September 30, 2014 compared to the same period of 2013, a decrease of approximately 8%. The average price we received for our ethanol decreased by approximately 6% for the nine months ended September 30, 2014 compared to the same period of 2013, a decrease of approximately $0.14 per gallon of ethanol sold. Our total gallons of ethanol sold during the nine months ended September 30, 2014 was approximately 2% less than during the same period of 2013, a decrease of approximately 590,000 gallons. This decrease was due to logistics issues which required us to reduce production along with a longer maintenance shutdown partially offset by increased throughput capacity during the 2014 period.

Distillers Grains

Our total distillers grains revenue decreased by approximately $8,542,000 for the nine months ended September 30, 2014 compared to the same period of 2013. We sold approximately 1% more tons of distillers grains during the nine months ended September 30, 2014 compared to the same period of 2013. The average price we received for our dried distillers grains decreased by approximately $72 per ton, a decrease of approximately 32%, for the nine months ended September 30, 2014 compared to the same period of 2013. The average price we received for our modified/wet distillers grains decreased by approximately $82 per ton, a decrease of approximately 33%, for the nine months ended September 30, 2014 compared to the same period of 2013. For the nine months ended September 30, 2014, we sold approximately 40% of our distillers grains in the dried form and approximately 60% in the modified/wet form. During the nine months ended September 30, 2013, we sold approximately 16% of our distillers grains in the dried form and approximately 84% in the modified/wet form.

Corn Oil

Our total pounds of corn oil sold decreased by approximately 4% during the nine months ended September 30, 2014 compared to the same period of 2013 due to a reduction in the amount of corn oil which is in the corn we used during our 2014 fiscal year compared to the corn we used during 2013. The average price we received for our corn oil decreased by approximately 14% for the nine months ended September 30, 2014 compared to the same period of 2013.

Cost of Revenues

Our cost of revenues related to corn was approximately 43% less for the nine months ended September 30, 2014 compared to the same period of 2013. Our average cost per bushel of corn decreased by approximately 42% for the nine months ended September 30, 2014 compared to the same period of 2013, a decrease of approximately $2.86 per bushel of corn. We consumed a comparable number of bushels of corn during the nine months ended September 30, 2014 compared to the same period of 2013. Our cost of revenues related to natural gas increased by approximately $2,026,000, an increase of approximately 45%, for the nine months ended September 30, 2014 compared to the same period of 2013. Our average cost per MMBtu of natural gas during the nine months ended September 30, 2014 was approximately 43% higher compared to the same period of 2013, an increase of approximately $1.89 per MMBtu of natural gas. We used approximately 1% more natural gas during the nine months ended September 30, 2014 compared to the same period of 2013 due to producing more dried distillers grains partially offset by energy efficiency projects we implemented during our 2014 fiscal year.

Operating Expense

Our operating expenses increased by approximately 7%, or approximately $172,000, for the nine months ended September 30, 2014 compared to the same period of 2013. This increase was due primarily to increased wages and bonuses due to our increased profitability. The increased wages were partially offset by a one-time pledge to support a technical development center that we made in 2013.

Other Income and Expense

Our interest expense was higher for the nine months ended September 30, 2014 compared to the same period of 2013 because of interest costs from our term-loan. We had more income from our investments during the nine months ended September 30, 2014 compared to the same period of 2013 due primarily to our investment Guardian Hankinson, LLC and in our marketer, RPMG.

Changes in Financial Condition for the Nine Months Ended September 30, 2014

Current Assets

We had less cash on hand at September 30, 2014 compared to December 31, 2013, primarily due to deferred corn payments and distributions which were paid during our 2014 fiscal year. The decrease in our inventory is due to a significant decrease in the market prices of corn and ethanol which were used to value our inventory at September 30, 2014 compared to market prices at December 31, 2013. We had more unrealized gains on our risk management positions as of September 30, 2014 compared to December 31, 2013 which increased the value of our derivative financial instruments at September 30, 2014.

Property and Equipment

Our net property and equipment was higher at September 30, 2014 compared to December 31, 2013 as a result of the capital improvements we made, partially offset by regular depreciation of our equipment.

Other Assets

The value of our investments was higher at September 30, 2014 compared to December 31, 2013 primarily due to earnings from our investment in Guardian Hankinson, LLC that were retained in that entity.

Current Liabilities

We had checks issued in excess of our bank balances at September 30, 2014 due to timing of transfers between accounts. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was significantly lower at September 30, 2014 compared to December 31, 2013 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes, which increases our accounts payable at that time. These deferred payments were made early in our first quarter of 2014. We had a greater liability associated with our derivative financial instruments at September 30, 2014 compared to December 31, 2013 due to unrealized losses on our risk management positions at September 30, 2014 due primarily to decreasing corn prices.

Long-Term Liabilities

The long-term portion of our notes payable was lower at September 30, 2014 compared to December 31, 2013 due to ongoing payments we made on our long-term debt during our 2014 fiscal year. In addition, in May 2014, we made a $1.5 million prepayment on our long-term loan which reduced the outstanding balance of our long-term loan.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of September 30, 2014, we had $1,000 outstanding and $14,999,000 available to be drawn on these revolving loans, after taking into account the borrowing base calculation. As of November 11, 2014, the maximum amount we have available to borrow on our revolving loans increased to $25 million. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$23,400,954	$7,600,008
Net cash (used in) investing activities	(5,777,208)	(591,485)
Net cash (used for) financing activities	(24,762,973)	(6,371,572)

Cash Flow From Operations. Our operating activities provided more cash during the nine months ended September 30, 2014 compared to the same period of 2013, primarily due to significantly increased net income during the 2014 period partially offset by increases in our equity in the net income of our investments during the 2014 period.

Cash Flow From Investing Activities. We used more cash for capital projects and investments during the nine months ended September 30, 2014 compared to the same period of 2013 as we complete our plant upgrade projects during the 2014 period and due to an investment we made in an ethanol terminal during 2014.

Cash Flow From Financing Activities. Our financing activities used more cash during the nine months ended September 30, 2014 compared to the same period of 2013 due to increased payments on our long-term debt along with significantly more cash that we used for distributions during the 2014 period.

Indebtedness

Effective May 15, 2013, we entered into a new comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). Our FCSA credit facility replaced our prior loans with First National Bank of Omaha. Our new FCSA credit facility was originally comprised of a $10 million revolving operating line of credit (the "Operating Line") and a $5 million revolving term commitment (the "Term Revolver"). Our FCSA credit facility was amended in December 2013 to add an additional $10 million term loan (the "Term Loan"). In addition, we amended our FCSA loans on November 11, 2014, the primary purpose of which was to replace our $5 million long-term revolving loan and our $10 million term loan with a new $15 million reducing revolving loan. All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

Operating Line

The Operating Line's term was extended in our November 11, 2014 amendment to November 1, 2016. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. During our third quarter of 2014, interest on the Operating Line accrued at the one month London Interbank Offered Rate ("LIBOR") plus 310 basis points. The interest rate was reduced in our November 11, 2014 amendment to 300 basis points above the one-month LIBOR. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at September 30, 2014 was 3.25%. As of September 30, 2014, we had $0 outstanding on the Operating Line and $10,000,000 available to be drawn, taking into account the borrowing base calculation.

Term Revolver

The Term Revolver had a five year term which matured on May 31, 2018. The Term Revolver was replaced in the November 11, 2014 amendment with the $15 million reducing revolving loan. We could use the Term Revolver for draws required to maintain compliance with our working capital requirements, funding approved capital expenditures and funding approved investments in other ethanol production facilities. Interest on the Term Revolver accrued at the one-month LIBOR plus 335 basis points. There was a fee of 0.35% on the portion of the Term Revolver that we are not using, which was billed quarterly. As of September 30, 2014, the interest rate was 3.50%. On September 30, 2014, we had $1,000 outstanding and $4,999,000 available to be drawn on this loan.

Term Loan

Our Term Loan had an eight year term which matured on December 31, 2021. The Term Loan was replaced in the November 11, 2014 amendment with the $15 million reducing revolving loan. We used the proceeds of the Term Loan to pay a portion of our capital contribution to Guardian Hankinson, LLC. The initial amount of the Term Loan was $10,000,000. Pursuant to the Term Loan, we made quarterly principal payments of $312,500 plus accrued interest with a final payment of all remaining principal and unpaid interest on the maturity date of December 31, 2021. Interest on the Term Loan accrued at a variable interest rate. Interest on the Term Loan accrued at the one-month LIBOR plus 3.35% until December 1, 2018. After December 1, 2018, interest on the Term Loan accrued at FCSA's cost of funds rate plus 3.35%. On September 30, 2014, the interest rate on the Term Loan was 3.50%. On September 30, 2014, we had $7,562,500 outstanding on the Term Loan.

Covenants

Our credit facilities with FCSA are subject to various loan covenants. If we fail to comply with these loan covenants, FCSA can declare us to be in default of our loans. The material loan covenants applicable to our credit facilities are our working capital covenant, local net worth covenant and our debt service coverage ratio. We were required to maintain working capital (current assets minus current liabilities) of at least $5 million which increased to $6 million in the November 11, 2014 amendment. We are required to maintain local net worth (total assets minus total liabilities minus the value of certain investments) of at least $18 million. We are required to maintain a debt service coverage ratio of at least 1.25:1.00, the calculation of which was amended in our November 11, 2014 amendment.

As of September 30, 2014, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of September 30, 2014, we had $7,563,500 outstanding on our variable interest rate loans with interest accruing at a rate of 3.50%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of September 30, 2014, would be approximately $2,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $138,000 related to derivative instruments for the quarter ended September 30, 2014. We recorded an increase to our cost of revenues of approximately $982,000 related to derivative instruments for the quarter ended September 30, 2013. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of September 30, 2014, we were committed to purchasing approximately 3.2 million bushels of corn with an average price of $3.74 per bushel. These corn purchases represent approximately 18% of our expected corn usage for the next 12 months. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2014. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	50,000,000	Gallons	10%	$7,350,000
Corn	15,644,750	Bushels	10%	$4,615,201
Natural Gas	1,400,000	MMBTU	10%	$544,600

For comparison purposes, our sensitivity analysis for our third quarter of 2013 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	48,145,000	Gallons	10%	$9,147,550
Corn	14,618,758	Bushels	10%	$6,154,497
Natural Gas	1,270,332	MMBTU	10%	$462,401

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. The ethanol industry has recently been experiencing difficulty transporting the ethanol which is produced. This difficulty has impacted our operations. Ethanol is typically transported by rail. At times during our 2014 fiscal year, we have been required to reduce production due to these shipping delays. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower railcar shipments will continue until the rail transportation capacity in the United States increases. These delays in shipping our products have resulted in decreased revenue and have required us to reduce the amount of ethanol we produce which has a negative impact on our financial performance. If these rail shipment challenges continue, they may negatively impact our ability to operate the ethanol plant profitably which could reduce the value of our units.

If China's effective ban on imports of U.S. distillers grains continues, exports of distillers grains could be dramatically reduced which could have a negative effect on the price of distillers grains in the U.S. and affect our profitability. China, the largest buyer of distillers grains in the world, announced on June 9, 2014 that it would stop issuing import permits for U.S. distillers grains due to the presence of a genetically modified trait not approved by China for import.  It is unknown how long this effective ban on U.S. distillers grains will continue.  Even if China agrees to accept U.S. distillers grains in the future, it is expected that additional restrictions will be placed on such imports which may be difficult to satisfy.  China's position has effectively ceased all distillers grains sales to China from the United States which may continue indefinitely. If export demand of distillers grains continues to be significantly reduced, the price of distillers grains in the U.S. would likely continue to decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Second Amendment to Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C. dated November 12, 2014.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	November 13, 2014	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2014	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)