Form 10-K
period 2014-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2015-02-26
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2014, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's membership units held by non-affiliates of the registrant was $14,311,625 computed by reference to the most recent public offering price on Form S-4.

As of February 26, 2015, there were 29,620,000 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2014). This information statement is referred to in this report as the 2015 Information Statement.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Lower gasoline prices may negatively impact ethanol prices which could hurt our profitability;
•	Rail logistics issues could impair our ability to operate at capacity;
•	Availability and costs of raw materials, particularly corn and natural gas;
•	Any reduction or waiver of the ethanol use requirements in the Renewable Fuels Standard;
•	Changes in the price and market for ethanol, distillers grains and corn oil;
•	Our ability to maintain liquidity and maintain our risk management positions;
•	Decreases in the price of gasoline or decreased gasoline demand;
•	Changes in the availability and cost of credit;
•	Changes and advances in ethanol production technology;
•	The effectiveness of our risk management strategy to offset increases in the price of our raw materials and decreases in the prices of our products;
•	Overcapacity within the ethanol industry causing supply to exceed demand;
•	Our ability to market and our reliance on third parties to market our products;
•	The decrease or elimination of governmental incentives which support the ethanol industry;
•	Changes in the weather or general economic conditions impacting the availability and price of corn;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in our business strategy, capital improvements or development plans;
•	Our ability to retain key employees and maintain labor relations;
•	Our liability resulting from potential litigation;
•	Competition from alternative fuels and alternative fuel additives; and
•	Other factors described elsewhere in this report.

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

We recently completed approximately $8 million in capital improvements to the ethanol plant related to various equipment upgrades designed to improve our energy efficiency and increase our total production by eliminating bottlenecks in our production process. We financed the plant upgrades using cash from our operations and amounts we have available to borrow on our long-term revolving debt.

On November 11, 2014, we executed a Second Amendment to Credit Agreement (the "Amendment") amending our financing agreements with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). The Amendment replaces our $5 million long-term revolving loan and our $10 million term loan with a new $15 million reducing revolving loan. Interest accrues on the new $15 million reducing revolving loan at a rate of 325 basis points in excess of the one-month LIBOR and we agreed to pay a fee of 50 basis points for any unused amount of the reducing revolving loan. The amount we can borrow on the new $15 million reducing revolving loan decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. We also agreed to increase our minimum working capital requirement to $6 million and we agreed to change the manner in which our debt service coverage ratio is calculated. The Amendment also extends the maturity date of our loans to November 1, 2016 for our $10 million short-term revolving loan and October 1, 2024 for our $15 million reducing revolving loan. Further, the Amendment decreases the interest we pay on our $10 million short-term revolving note to 300 basis points in excess of the one-month LIBOR.

During our 2014 fiscal year, we paid a total of $29,662,273 in distributions to our members or approximately $1.00 per membership unit.

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

Product	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Ethanol	80%	75%	82%
Distillers Grains	17%	22%	15%
Corn Oil	2%	3%	3%

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

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. We primarily produce distillers grains in two forms, modified/wet distillers grains and dried distillers grains. Modified/wet distillers grains have a higher moisture content than dried distillers grains. Our modified/wet distillers grains are used primarily in our local market because they have a shorter shelf life and are more expensive to transport than dried distillers grains. During our 2014 fiscal year, approximately 61%, based on volume, of the distillers grains we sold were in the modified/wet form and approximately 39% were in the dried form. During our 2013 fiscal year, approximately 81% of the distillers grains we sold were in the modified/wet form and approximately 19% were in the dried form.

Corn Oil

We separate a portion of the corn oil contained in our distillers grains which we market separately from our distillers grains. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. The primary uses for the corn oil that we produce are animal feed, industrial uses and biodiesel production.

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market. However, in recent years the United States has experienced increased ethanol exports. This increase in ethanol exports follows a conscious effort by the United States ethanol industry to expand ethanol exports along with lower ethanol prices which encouraged exports. The increase in ethanol exports along with lower ethanol imports contributed to improved operating margins in the United States for most of 2014 and has prevented excess ethanol supplies in the domestic market. However, due to our location, we do not anticipate a significant amount of the ethanol we produce will be exported.

In 2011, the European Union launched anti-dumping and anti-subsidy investigations related to ethanol exports from the United States. In August 2012, the European Union concluded the anti-subsidy investigation and decided not to impose a tariff related to the anti-subsidy portion of the investigation. However, the European Union decided to impose a tariff on ethanol imported from the United States based on the anti-dumping portion of the investigation. While this tariff has negatively impacted ethanol exports to the European Union, other countries have increased their ethanol imports. Further, some ethanol exports to the European Union have continued despite the tariff due to the relatively lower price of ethanol produced in the United States in 2014.

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

Distillers Grains

Distillers grains are primarily used as animal feed. Distillers grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distillers grains exports have increased in recent years as distillers grains have become a more accepted animal feed. The primary export markets for distillers grains are China, Mexico, Turkey and Canada along with many Pacific Rim countries. However, demand for distillers grains from China decreased during the second half of 2014 when China announced in June 2014 that it would stop issuing import permits for distillers grains produced in the United

States due to the presence in some shipments of a genetically modified corn trait not approved by China. This announcement was followed in July 2014 by a new requirement by China of a certification by the United States government that distillers grains shipments to China are free of the genetically modified corn trait. Officials from the United States and China were unable to agree on testing procedures for distillers grains exported to China. Recently, China has lifted these requirements for distillers grains produced in the United States which has reopened the Chinese market to United States distiller grains. However, China could reimpose this restriction at any time which makes the Chinese distillers grains market uncertain.

We anticipate that the vast majority of our distillers grains will continue to be sold in the domestic market due to our plant's location. Further, management anticipates that we will continue to sell a large proportion of our distillers grains in the modified/wet form which is marketed locally.

Corn Oil

The primary markets for corn oil are the industrial chemicals market, animal feeding market and the biodiesel production market. Domestic corn oil supplies have been increasing in recent years at a time when demand has been relatively stable which has resulted in decreasing corn oil prices. The market for corn oil is expected to continue to shift as changes in supply and demand of corn oil interact. Our corn oil is primarily marketed in the United States and we do not expect that significant exports of corn oil will occur in the near future.

Distribution of Principal Products

Ethanol Distribution

We have an ethanol marketing agreement with RPMG, Inc. ("RPMG"), a professional third party marketer, which is the sole marketer of our ethanol. We are an equity owner of Renewable Products Marketing Group, LLC ("RPMG, LLC"), the parent company of RPMG, which allows us to realize favorable marketing fees in the sale of our ethanol, distillers grains and corn oil. Our ethanol marketing agreement provides that we can sell our ethanol either through an index arrangement or at a fixed price agreed to between us and RPMG. The term of our ethanol marketing agreement is perpetual, until it is terminated according to the terms of the agreement. The primary reasons our ethanol marketing agreement would terminate are if we cease to be an owner of RPMG, LLC, if there is a breach of our ethanol marketing agreement which is not cured, or if we give advance notice to RPMG that we wish to terminate our ethanol marketing agreement. Notwithstanding our right to terminate our ethanol marketing agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after termination. Further, following termination we agreed to accept an assignment of certain railcar leases which RPMG has secured to service our ethanol sales. If our ethanol marketing agreement is terminated, it would trigger a redemption by RPMG, LLC of our ownership interest in RPMG, LLC.

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

We market a portion of our distillers grains to our local market without the use of an external marketer. Currently, we market approximately 61%, based on volume, of our distillers grains internally. Shipments of these products are made to local markets by truck. This has allowed us to sell less distillers grains in the form of dried distillers grains which has decreased our natural gas usage and increased our revenues from the sale of distillers grains.

Corn Oil Distribution

We market all of our corn oil through RPMG. Our corn oil marketing agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed. We pay RPMG a commission based on each pound of our corn oil that is sold by RPMG.

New Products and Services

We did not introduce any new products or services during our 2014 fiscal year.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a license by Broin and Associates, Inc. ("Broin"), the company that designed and built the ethanol plant, to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by Broin was included in the amount we paid Broin to design and build our ethanol plant.

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol, distillers grains and corn oil is corn.  The plant operates in excess of its nameplate capacity of 40 million gallons of ethanol per year, producing approximately 48 million gallons of ethanol annually from approximately 17 million bushels of corn.  The area surrounding the ethanol plant currently provides an ample supply of corn to meet and exceed our raw material requirements for the production capacity of the plant.

Corn prices have been volatile in recent years due to changes in corn demand as well as yield and production fluctuations that have had a significant impact on corn prices. During the 2012 growing season, many of the corn producing regions of the United States experienced drought conditions. In addition, in 2013, corn planting was delayed in a large percentage of the corn belt due to wet weather conditions during the planting season, however, the corn crop harvest in the fall of 2013 was large which resulted in dropping corn prices that continued through our 2014 fiscal year. The corn crop harvested in the fall of 2014 was a record crop which along with the significant corn carryover from the 2013 crop has resulted in lower corn prices. Management anticipates continued low corn prices. Management does not anticipate difficulty securing corn for our production process during our 2015 fiscal year.

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

During our 2014 fiscal year, natural gas prices were higher than in previous years due primarily to a spike in natural gas demand and prices during the first quarter of our 2014 fiscal year which resulted from sustained cold temperatures which reduced natural gas supplies. Following the first quarter of our 2014 fiscal year, natural gas prices decreased and supplies returned to a more normal level, however, natural gas prices still remained higher than in previous years. We anticipate that natural gas prices will continue to trend higher with premium natural gas prices during the winter months. Further, should we experience supply interruptions during our 2015 fiscal year, such as from hurricane activity in the Gulf Coast region of the United States, we may continue to experience even higher natural gas prices.

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

Water

Water is a necessary part of the ethanol production process. It is used in the fermentation process and to produce steam for the cooking, evaporation, and distillation processes. We contract with Big Sioux Community Water System, Inc. to meet our water requirements. Our current agreement with Big Sioux is for a five-year term commencing in December 2014 and is renewable for additional five year terms. Since our operations commenced in September 2001, we have had no interruption in the supply of water and all of our requirements have been met.

Seasonal Factors in Business

We experience some seasonality of demand for our ethanol, distillers grains and corn oil. Since ethanol is predominantly blended with gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving and, as a result, increased gasoline demand. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand. We also experience decreased distillers grains demand during the summer months due to natural depletion in the size of herds at cattle feed lots. Further, we expect some seasonality of demand for our corn oil since the biodiesel industry is a major corn oil user and biodiesel plants typically reduce production during the winter months. We experience some seasonality in the price we pay for natural gas with premium pricing during the winter months. This increase in natural gas prices coincides with increased natural gas demand for heating needs in the winter months.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations and investments as well as our revolving lines of credit with our primary lender, FCSA. For our 2015 fiscal year, we anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2015 fiscal year and beyond.

Dependence on One or a Few Major Customers

As discussed above, we have entered into marketing agreements with RPMG to market our ethanol, distillers grains and corn oil. Therefore, we rely on RPMG to market almost all of our products, except for the modified/wet distillers grains that we market locally. Our financial success will be highly dependent on RPMG's ability to market our products at competitive prices. Any loss of RPMG as our marketing agent or any lack of performance under these agreements or inability to secure competitive prices could have a significant negative impact on our revenues. While we believe we can secure new marketers if RPMG were to fail, we may not be able to secure such new marketers at rates which are competitive with RPMG's.

Our Competition

Ethanol Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distillers grains and corn oil customers and raw material suppliers. As of January 8, 2015, the Renewable Fuels Association estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 15.1 billion gallons of ethanol per year. According to RFA estimates, approximately 3% of the ethanol production capacity in the United States was not operating as of January 8, 2015. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction (MMgy)	Percent of Total
Archer Daniels Midland	1,762	—	12%
POET Biorefining	1,626	—	11%
Valero Renewable Fuels	1,240	—	8%
Green Plains Renewable Energy	1,004	—	7%
Flint Hills Resources	760	—	5%
Updated: January 8, 2015

The products that we produce are commodities. Since our products are commodities, there are typically no significant differences between the products we produce and the products of our competitors that would allow us to distinguish our products in the market. As a result, competition in the ethanol industry is primarily based on price and consistent fuel quality.

We have experienced increased competition from oil companies that have purchased ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. Finally some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices due to localized corn shortages or poor growing conditions.

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. There are several commercial scale cellulosic ethanol production facilities either in production or in the construction phase which may be completed during 2015. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Competition among ethanol producers may continue to increase as gasoline demand decreases due to more fuel efficient vehicles being produced. If the concentration of ethanol used in most gasoline does not increase and gasoline demand is lower due to increased fuel efficiency by the vehicles operated in the United States, competition may increase among ethanol producers to supply the ethanol market.

Distillers Grains Competition

Our ethanol plant competes with other ethanol producers in the production and sales of distillers grains. Distillers grains are primarily used as an animal feed supplement which replaces corn and soybean meal. As a result, we believe that distillers grains prices are positively impacted by increases in corn and soybean prices. In addition, in recent years the United States ethanol industry has increased exports of distillers grains which management believes has positively impacted demand and prices for distillers grains in the United States. In the event these distillers grains exports decrease, as it did when China ceased importing distillers grains for the second half of 2014, it could lead to an oversupply of distillers grains. This oversupply of distillers grains could result in increased competition among ethanol producers for sales of distillers grains which could negatively impact distillers grains prices in the United States.

Corn Oil Competition

We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distillers grains they produce which has increased competition for corn oil sales and has resulted in lower market corn oil prices.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol, distillers grains or corn oil. However, we continually work to develop new methods of operating our ethanol plant more efficiently.

Governmental Regulation

Federal Ethanol Supports

The ethanol industry is primarily dependent on the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations.

The RFS statutory volume requirement for 2014 was approximately 18.15 billion gallons, of which corn based ethanol could be used to satisfy approximately 14.4 billion gallons. The RFS statutory volume requirement for 2015 is approximately 20.5 billion gallons, of which corn based ethanol can be used to satisfy approximately 15 billion gallons. However, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 to 15.21 billion gallons of which corn based ethanol could be used to satisfy only 13 billion gallons. This proposed rule would result in a lowering of the 2014 standard below the 2013 level of 13.8 billion gallons. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period ended on January 28, 2014 and the rule was submitted by the EPA to the Office of Management and Budget for review on August 22, 2014. On November 21, 2014, the EPA announced that it would delay finalizing the rule on the 2014 RFS standards until after the end of 2014. The EPA indicated that it intends to take action on the 2014 standards in 2015 prior to or in conjunction with action on the 2015 and 2016 standards. If the EPA's proposal becomes a final rule significantly reducing the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 standard which can be satisfied by corn based ethanol.

In February 2010, the EPA issued new regulations governing the RFS. These new regulations are called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 134 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market. Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, the approval of E15 has not had an immediate impact on ethanol demand in the United States.

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

In 2012, the European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. This tariff has resulted in significantly decreased exports of ethanol to Europe which has negatively impacted ethanol demand.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations, and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to operate the plant. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional permits or spend considerable resources on complying with such regulations. In addition, we may be required to purchase and install equipment for controlling and improving emissions. During our 2014 fiscal year, our costs of environmental compliance were approximately $138,000. We anticipate that our environmental compliance costs will be approximately $70,000 during our 2015 fiscal year.

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

Employees

As of December 31, 2014, we had a total of 38 full-time employees. We do not expect to hire a significant number of employees in the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2014, 2013 and 2012 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer that decides where the majority of our products are marketed and we have limited control over the marketing decisions made by our third-party professional marketer. Therefore, some of our products may be sold outside of the United States based on decisions made by our marketer.

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

Risks Relating to Our Business

The spread between ethanol and corn prices can vary significantly which can negatively impact our financial condition. Our only source of revenue comes from sales of our ethanol, distillers grains and corn oil. The primary raw materials we use to produce our ethanol, distillers grains and corn oil are corn and natural gas. In order to operate the ethanol plant profitably, we must maintain a positive spread between the revenue we receive from sales of our products and our corn and natural gas costs. This spread between the market price of our products and our raw material costs has been volatile in the past, and management anticipates that this spread will likely continue to be volatile in the future. Due to a potential change in the ethanol use requirement in the RFS, demand for ethanol may be lower during our 2015 fiscal year which could result in tighter operating margins. If we were to experience a period of time where this spread is negative, and the negative margins continue for an extended period of time, it may prevent us from profitably operating the ethanol plant which could decrease the value of our units.

Decreasing gasoline prices may lower ethanol prices which could negatively impact our ability to operate profitably. In recent years, the price of ethanol has been less than the price of gasoline which increased ethanol demand. Recently, the price of gasoline has been decreasing significantly which has reduced the spread between the price of gasoline and the price of ethanol. This trend has negatively impacted ethanol prices. These lower ethanol prices have come at a time when corn prices are increasing which has decreased our profit margins. If this trend continues for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

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

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. The ethanol industry has recently been experiencing difficulty transporting ethanol by rail. This difficulty has impacted our operations. Ethanol is typically transported by rail. At times during our 2014 fiscal year, we were required to reduce production due to these shipping delays. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower railcar shipments will continue until the rail transportation capacity in the United States increases. These delays in shipping our products have resulted in decreased revenue and have required us to reduce the amount of ethanol we produce which has a negative impact on our financial performance. If these rail shipment challenges continue, they may negatively impact our ability to operate the ethanol plant profitably which could reduce the value of our units.

Our revenue will be greatly affected by the price at which we can sell our ethanol, distillers grains and corn oil. Our ability to generate revenue is dependent on our ability to sell the ethanol, distillers grains and corn oil that we produce. Ethanol, distillers grains and corn oil prices can be volatile as a result of a number of factors. These factors include overall supply and demand, the market price of corn, the market price of gasoline, levels of government support, general economic conditions and the availability and price of competing products. Ethanol, distillers grains and corn oil prices tend to fluctuate based on changes in energy prices and other commodity prices, such as corn and soybean meal. Should we experience decreasing ethanol, distillers grain and corn oil prices, particularly if corn and natural gas prices remain relatively higher, we may not be able to profitably operate the ethanol plant. If we experience lower prices for our products for a significant period of time, the value of our units may be negatively affected.

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

Our inability to secure credit facilities we may require in the future may negatively impact our liquidity. Due to current conditions in the credit markets, it has been difficult for some businesses to secure financing. While we do not currently require more financing than we have, in the future we may need additional financing. If we require financing in the future and we are unable to secure such financing, or we are unable to secure the financing we require on reasonable terms, it may have a negative impact on our liquidity which could negatively impact the value of our units.

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

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn-based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas of the country which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer strong incentives to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of advanced bio-fuels, such as cellulosic ethanol, must be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies which are seeking to develop commercial scale cellulosic ethanol plants. This has encouraged innovation and has led to several companies that are in the process of building or have completed and are operating commercial scale cellulosic ethanol plants. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

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

New plants under construction or decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of January 8, 2015, there are 213 ethanol plants in the United States with capacity to produce approximately 15.1 billion gallons of ethanol per year. In addition, there are 3 new ethanol plants under construction or expanding which together are estimated to increase ethanol production capacity by 100 million gallons per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 3% of the ethanol production capacity in the United States was idled as of January 8, 2015. Further, ethanol demand may be negatively impacted if the ethanol use requirement in the RFS is reduced pursuant to the proposed renewable volume obligation proposed by the EPA for 2014. While the United States is currently exporting ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants operating throughout the Midwest and elsewhere in the United States.  We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry which will likely lead to a few companies that control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

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

We made a significant investment in Guardian Hankinson, LLC which may fail. In December 2013, we made a $12 million investment in Guardian Hankinson, LLC, an entity formed to purchase an ethanol plant in North Dakota. Since Guardian Hankinson, LLC operates an ethanol plant, it faces many of the same risks that we face in operating our ethanol plant. Further, we have limited control over the management decisions made by Guardian Hankison, LLC. If Guardian Hankinson, LLC is unsuccessful, it could negatively impact the return we receive on our investment which could negatively impact our financial performance and the value of our units.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted primarily by the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. On November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 to 15.21 billion gallons of which corn based ethanol could be used to satisfy only 13 billion gallons. This proposed rule would result in a lowering of the 2014 standard below the 2013 level of 13.8 billion gallons. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period ended on January 28, 2014 and the rule was submitted by the EPA to the Office of Management and Budget ("OMB") for review on August 22, 2014. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. On November 21, 2014, the EPA announced that it would delay finalizing the rule on the 2014 RFS standards until after the end of 2014. The EPA indicated that it intends to take action on the 2014 standards in 2015 and 2016 prior to or in conjunction with action on the 2015 standards. If the EPA's proposal becomes a final rule significantly reducing the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

The Secondary Tariff on Imported Ethanol expired on December 31, 2011, and its absence could negatively impact our profitability. The secondary tariff on imported ethanol was allowed to expire on December 31, 2011. This secondary tariff on imported ethanol was a 54 cent per gallon tariff on ethanol produced in certain foreign countries. Elimination of the tariff made the United States a favorable market for foreign ethanol producers to export ethanol, especially in areas of the United States which are served by international shipping ports. Management believes that any increase in ethanol imports may negatively impact the demand for and price of ethanol produced in the United States which could negatively impact our financial condition and may reduce the value of our units.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn based ethanol to California, it could significantly reduce demand for the ethanol we produce which could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for motor vehicle emissions. In 2011, the EPA issued a tailoring rule that deferred greenhouse gas regulations for ethanol plants until July of 2014. However, in July of 2013 the D.C. Circuit issued an opinion vacating the EPA's deferral of those regulations for biogenic sources, including ethanol plants. On June 23, 2014 the U.S. Supreme Court affirmed in part and reversed in part the D.C. Circuit’s decision. For plants that already hold PSD permits the court generally affirmed the EPA's ability to regulate greenhouse gas regulations. Our plant produces a significant amount of carbon dioxide. While there are currently no regulations restricting carbon dioxide emissions, if the EPA or the State of South Dakota were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

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

Unit Holders

As of February 26, 2015, we had 29,620,000 membership units issued and outstanding and a total of approximately 1,054 unit holders.

Bid and Asked Prices

The following table contains information concerning completed unit transactions that occurred during our last two fiscal years. Our bulletin board trading system does not track bid and asked prices and therefore we only have information concerning completed unit transactions.

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2013	1.25	1.35	1.27	26,000
Second Quarter 2013	1.40	1.47	1.42	92,000
Third Quarter 2013	1.41	1.75	1.55	31,000
Fourth Quarter 2013	1.76	2.00	1.86	15,000
First Quarter 2014	1.90	2.69	2.11	82,000
Second Quarter 2014	—	—	—	—
Third Quarter 2014	3.03	3.56	3.24	50,000
Fourth Quarter 2014	3.60	5.13	4.44	43,500

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

2014 Distributions

Our board of managers declared five distributions which totaled $1.00 per membership unit in distributions for our 2014 fiscal year. Our distributions were declared and paid in January, May, July, September and December 2014. The total amount of the distributions we paid was $29,662,273.

2013 Distributions

Our board of managers declared two distributions during our 2013 fiscal year. Each distribution was for $0.10 per membership unit for a total of $0.20 per membership unit during our 2013 fiscal year. Our distributions were declared and paid in May and August 2013. The total amount of the distributions we paid was $5,924,000.

Performance Graph

The following graph shows a comparison of cumulative total member return since January 1, 2010, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on January 1, 2010. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

COMPARISON OF CUMULATIVE TOTAL RETURN
Lake Area Corn Processors, LLC
NASDAQ Composite-Total Returns
SIC Code Index
$1,200
$1,000
$800
$600
$400
$200
$0
2009
2010
2011
2012
2013
2014
ASSUMES $100 INVESTED ON JAN. 1, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2014

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data, which is derived from our audited financial statements for the periods indicated. The selected consolidated balance sheet financial data as of December 31, 2012, 2011 and 2010 and the selected consolidated income statement data and other financial data for the years ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of December 31, 2014 and 2013 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended December 31, 2014 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with (i) the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K; (ii) "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations"; and (iii) "Item 1A - Risk Factors" found elsewhere in this Form 10-K. Among other things, those items include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2014	2013	2012	2011	2010
Revenues	$124,469,094	$145,412,968	$132,284,993	$147,716,776	$96,716,136
Cost of Revenues	89,068,125	129,091,165	130,851,882	127,596,145	86,723,475
Gross Profit	35,400,969	16,321,803	1,433,111	20,120,631	9,992,661
Operating Expense	3,550,980	3,511,026	2,864,188	3,074,220	2,808,663
Income (Loss) From Operations	31,849,989	12,810,777	(1,431,077)	17,046,411	7,183,998
Other Income (Expense)	7,957,330	494,070	153,596	399,135	(139,436)
Net Income (Loss)	$39,807,319	$13,304,847	$(1,277,481)	$17,445,546	$7,044,562
Capital Units Outstanding	29,620,000	29,620,000	29,620,000	29,620,000	29,620,000
Net Income (Loss) Per Capital Unit	$1.34	$0.45	$(0.04)	$0.59	$0.24
Cash Distributions per Capital Unit	$1.00	$0.20	$0.05	$0.40	$0.10

Balance Sheet Data:	2014	2013	2012	2011	2010
Working Capital	$6,634,185	$17,836,992	$12,286,617	$14,191,708	$6,031,369
Net Property, Plant & Equipment	28,349,272	22,958,064	25,086,125	26,473,686	29,760,568
Total Assets	78,574,975	82,577,805	65,973,079	67,431,065	62,178,421
Long-Term Obligations	226,940	9,170,592	166,261	489,432	1,181,410
Member's Equity	68,600,228	58,455,182	51,074,335	53,694,694	48,097,148
Book Value Per Capital Unit	$2.32	$1.97	$1.72	$1.81	$1.62

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2014 and 2013:

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenue	$124,469,094	100.0	$145,412,968	100.0

Cost of Revenues	89,068,125	71.6	129,091,165	88.8

Gross Profit	35,400,969	28.4	16,321,803	11.2

Operating Expense	3,550,980	2.9	3,511,026	2.4

Income from Operations	31,849,989	25.6	12,810,777	8.8

Other Income	7,957,330	6.4	494,070	0.3

Net Income	$39,807,319	32.0	$13,304,847	9.1

Revenues

Revenue from ethanol sales decreased by approximately 9% during our 2014 fiscal year compared to the same period of 2013. Revenue from distillers grains sales decreased by approximately 34% during our 2014 fiscal year compared to the same period of 2013. Revenue from corn oil sales decreased by approximately 18% during our 2014 fiscal year compared to the same period of 2013.

Ethanol

Our ethanol revenue decreased by approximately $9.4 million during our 2014 fiscal year compared to our 2013 fiscal year, a decrease of approximately 9%. This decrease in ethanol revenue was primarily due to a decrease in the average price we received for our ethanol of approximately $0.17 per gallon. Management attributes this decrease in ethanol prices with lower corn and gasoline prices during our 2014 fiscal year which negatively impacted ethanol prices. Ethanol in recent years has sold at a discount compared to gasoline prices which has made ethanol an attractive fuel for blending with gasoline. Ethanol provides additional octane to fuels and the lower price of ethanol positively impacts the overall cost of ethanol blended fuels. However, with the recent decreases in gasoline prices, the spread between the price of ethanol and the price of gasoline has decreased significantly which has made ethanol less attractive in the marketplace and has negatively impacted ethanol prices. Further, management believes that uncertainty regarding the renewable volume obligation (RVO) for corn-based ethanol under the Federal Renewable Fuels Standard (RFS) during 2014 negatively impacted ethanol demand. This uncertainty stemmed from the fact that the EPA announced an anticipated drop in the RVO for 2014 in November 2013 but then failed to complete the rule-making process to definitively establish the RVO for 2014. To date, the EPA has not established the RVO for 2014 and will not complete the process until sometime in 2015.

Management anticipates that ethanol prices will remain lower due to a combination of lower gasoline prices and continued uncertainty regarding the ethanol use requirements in the RFS. However, these lower ethanol prices may spur exports which could provide some support for domestic ethanol prices. Any decrease in the RVO for corn-based ethanol could significantly decrease ethanol prices and could result in negative operating margins in the United States ethanol industry.

Ethanol sales volumes were slightly lower during our 2014 fiscal year compared to the same period of 2013 due to the net effect of more plant downtime for equipment upgrades during our 2014 fiscal year partially offset by increased production capacity during the 2014 period. Our total ethanol sales during our 2014 fiscal year were approximately 1% less than during the same period of 2013, a decrease of approximately 515,000 gallons. Management anticipates slightly higher ethanol sales in the future due to our increased production capacity provided economics in the ethanol industry allow us to continue to operate at full capacity and provided rail logistics issues do not prevent us from operating at full capacity during our 2015 fiscal year.

Distillers Grains

Our total distillers grains revenue decreased for our 2014 fiscal year compared to the same period of 2013. For our 2014 fiscal year, we sold approximately 39% of our total distillers grains, by volume, in the dried form and approximately 61% of our total distillers grains in the modified/wet form. For our 2013 fiscal year, we sold approximately 19% of our total distillers grains in the dried form and approximately 81% of our total distillers grains in the modified/wet form. This change in the composition of our distillers grains sales was due to market conditions. The average price we received for our dried distillers grains was approximately 32% less during our 2014 fiscal year compared to the same period of 2013, a decrease of approximately $67 per ton. Management attributes this decrease in dried distillers grains prices with lower corn and soybean prices. Since distillers grains are typically used as a feed substitute for corn and soybean meal, as the prices of corn and soybeans decrease, the price of distillers grains typically also decreases. The average price we received for our modified/wet distillers grains was approximately 34% less for our 2014 fiscal year compared to the same period of 2013, a decrease of approximately $80 per dry equivalent ton.

Distillers grains exports have been an important factor in distillers grain prices in recent years. The primary export markets for distillers grains during our 2014 fiscal year were China, Mexico, Turkey and various Pacific Rim countries. However, distillers grains exports to China ceased in June 2014 when China imposed a virtual ban on distillers grains produced in the United States as a result of a genetically modified corn trait contained in some shipments of distillers grain which was not approved in China. In July 2014, China imposed a new requirement that the United States government certify that distiller grains shipments to China were free of the genetically modified corn trait. However, officials from the United States and China were unable to agree on testing procedures for distillers grains exported to China. Recently, China has lifted these requirements for distiller grains produced in the United States which has reopened the Chinese market to United States distillers grains. However, China could reimpose this restriction at any time which makes the Chinese distillers grains market uncertain. The decrease in demand which resulted from China refusing to purchase distillers grains for half of our 2014 fiscal year negatively impacted domestic distillers grains prices, especially in conjunction with the lower corn prices and increased corn availability during our 2014 fiscal year. Management anticipates that trade difficulties in the future could impact distillers grains demand and prices in the United States which could again impact our profitability.

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

Corn Oil

Our total pounds of corn oil sold decreased by approximately 2% during our 2014 fiscal year compared to the same period of 2013, a decrease of approximately 250,000 pounds, primarily due to decreased corn oil yield from the corn we used during our 2014 fiscal year compared to our 2013 fiscal year. Management anticipates that corn oil production will continue to be variable based on the total production of ethanol at our plant and improvements we make in our operation of the corn oil extraction equipment along with the amount of corn oil contained in the corn we use at the ethanol plant. Management anticipates slightly increased corn oil sales during our 2015 fiscal year due to an anticipated increase in total production and more corn oil in the corn harvested in the fall of 2014. The average price we received for our corn oil decreased by approximately 16% for our 2014 fiscal year compared to the same period of 2013, a decrease of approximately $0.06 per pound. This decrease in market corn oil prices was primarily due to lower market corn oil demand along with an increase in the market supply of corn oil. Corn oil demand was negatively impacted by the elimination of the biodiesel blenders' credit on December 31, 2013. The biodiesel industry is a major source of demand for the corn oil we produce. The biodiesel blenders' tax credit was renewed retroactively in December 2014 but was not extended to 2015. As a result, management anticipates lower corn oil demand and prices during our 2015 fiscal year due to anticipated increases in corn oil supply which are not anticipated to be met by increased corn oil demand.

Government Incentives

We received more revenue from the State of South Dakota during our 2014 fiscal year compared to the same period of 2013 due to an increase in state funding for an ethanol production incentive during our 2014 fiscal year compared to our 2013 fiscal year.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas. Our cost of revenues relating to corn was approximately 40% less for our 2014 fiscal year compared to the same period of 2013. Our average cost per bushel of corn decreased by approximately 40% for our 2014 fiscal year compared to our 2013 fiscal year. Management attributes the decrease in corn prices with the record corn crop which was harvested in the fall of 2014 along with additional corn carryover from the corn crop in 2013 which was also a record at that time. This increase in corn supply resulted in lower market corn prices during our 2014 fiscal year. Management anticipates that corn prices will remain lower during our 2015 fiscal year as a result of the large corn crop in the fall of 2014 along with relatively stable corn demand. However, if corn exports increase significantly, it could negatively impact corn prices in the United States. Further, if the EPA reduces the RVO for corn-based ethanol in the RFS, it could result in further corn price decreases during our 2015 fiscal year.

We used approximately 1% less bushels of corn during our 2014 fiscal year compared to the same period of 2013 due to decreased production caused by downtime for equipment upgrades during our 2014 fiscal year compared to the same period of 2013. Management anticipates slightly increased corn consumption during our 2015 fiscal year compared to our 2014 fiscal year due to our capital improvement projects which may increase our production capacity. This increase in consumption depends on whether we continue to maintain a positive operating margin which allows us to operate the ethanol plant at capacity throughout our 2015 fiscal year. If operating margins are unfavorable, we may reduce production which may decrease our corn consumption during our 2015 fiscal year.

Our cost of revenues related to natural gas increased by approximately $2,068,000, an increase of approximately 33%, for our 2014 fiscal year compared to our 2013 fiscal year. This increase was due to an increase in market natural gas prices along with increased natural gas consumption during our 2014 fiscal year compared to the same period of 2013. Our average cost per MMBtu of natural gas during our 2014 fiscal year was approximately 33% greater compared to the price for our 2013 fiscal year. The increase in the market price of natural gas was due to a longer and colder winter at the beginning of our 2014 fiscal year which depleted natural gas supplies and resulted in increased natural gas prices. While natural gas supplies were replenished and prices receded during the summer months, the significantly higher natural gas prices we paid during our first two quarters of 2014 increased our cost of revenues for the year. Management anticipates continued higher natural gas prices compared to previous years but does not anticipate the same price spikes during our 2015 fiscal year that we experienced during our 2014 fiscal year. We always anticipate higher natural gas prices during the winter months due to increased natural gas demand for heating needs and seasonal increases in natural gas transportation prices.

We used approximately 1% more MMBtus of natural gas during our 2014 fiscal year compared to the same period of 2013 due to increased production of dried distillers grains. Management anticipates that our natural gas consumption will remain at current levels into the foreseeable future unless the ratio of distillers grains we produce shifts back towards modified/wet distillers grains which require less natural gas to produce.

Operating Expense

Our operating expenses were higher for our 2014 fiscal year compared to the same period of 2013 due primarily to increased wages and bonuses due to our improved profitability during our 2014 fiscal year. During our 2013 fiscal year, our operating expenses were increased by a one-time pledge to support a technical development center.

Other Income and Expense

Our interest income was higher during our 2014 fiscal year compared to our 2013 fiscal year due to increased cash on hand during the 2014 period. In addition, our equity in the net income of our investments was significantly higher during our 2014 fiscal year compared to our 2013 fiscal year due to our investment in Guardian Hankinson, LLC which was made during December 2013. Our interest expense was higher during our 2014 fiscal year compared to our 2013 fiscal year due to the funds we borrowed to make a portion of the investment in Guardian Hankinson, LLC. Near the end of our 2013 fiscal year, we borrowed $10 million on our term loan which did not have a material impact on our interest expense during our 2013 fiscal year but increased our interest expense during our 2014 fiscal year.

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

Operating Expense

Our operating expenses were higher for our 2013 fiscal year compared to the same period of 2012 due primarily to a one-time pledge to support a technical development center along with increased bonus and profit sharing expenses due to our improved financial performance during 2013. We also had increased engineering and consulting expenses during our 2013 fiscal year compared to the same period of 2012.

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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2014 compared to the Fiscal Year Ended December 31, 2013.

Current Assets

We had less cash and cash equivalents at December 31, 2014 compared to December 31, 2013, primarily due to the fact that we used additional cash during our 2014 fiscal year to repay our long-term loan which was used to fund a portion of our investment in Guardian Hankinson, LLC and due to distributions we made to our members. We had less accounts receivable at December 31, 2014 compared to December 31, 2013 due to lower ethanol, distillers grains and corn oil prices which impact the amounts we are owed by our product marketer along with the timing of our 2014 fiscal year end in relation to our ethanol shipments. We had more other receivables at December 31, 2014 compared to December 31, 2013 due to a receivable for the December 2014 distribution declared by RPMG. We had less inventory at December 31, 2014 compared to December 31, 2013 due primarily to lower prices for our products which is used to measure our inventory. We had more cash being held by our commodities broker at December 31, 2014 compared to December 31, 2013.

Property and Equipment

The gross value of our property and equipment was higher at December 31, 2014 compared to December 31, 2013 due to plant improvement projects which were completed during our 2014 fiscal year. This increase in the gross amount of our property and equipment was partially offset by our regular depreciation of our assets during our 2014 fiscal year.

Other Assets

The value of our investments was significantly higher at December 31, 2014 compared to December 31, 2013 due to earnings from our investment in Guardian Hankinson, LLC which we completed in December 2013.

Current Liabilities

At December 31, 2014, we had checks which were issued in excess of the amount of cash we had in our bank accounts. Any checks which are presented for payment in excess of the balances in our bank accounts are paid from our revolving lines of credit. Our accounts payable was lower at December 31, 2014 compared to December 31, 2013 due to lower corn prices which reduced the amount that we owed to our corn suppliers. Our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes which increases our accounts payable during our fourth quarter each year. The liability on our balance sheet related to our derivative instruments was higher at December 31, 2014 compared to December 31, 2013 due to unrealized losses on our forward corn purchase contracts which were at prices higher than market prices at December 31, 2014. The current portion of our notes payable was significantly less at December 31, 2014 compared to December 31, 2013 due to the fact that we repaid our $10 million long-term note during our 2014 fiscal year.

Long-Term Liabilities

Our long-term liabilities were lower at December 31, 2014 compared to December 31, 2013 due to payments we made on our long-term loan during our 2014 fiscal year.

Liquidity and Capital Resources

Our main sources of liquidity are cash from our continuing operations, dividends we receive from our investments and amounts we have available to draw on our revolving lines of credit. Management does not anticipate that we will need to raise additional debt or equity financing in the next twelve months and management believes that our current sources of liquidity will be sufficient to continue our operations during that time period. We do not currently anticipate any significant capital expenditures in the next 12 months. We anticipate that any such capital expenditures we undertake will be paid out of cash from operations and existing revolving loans.

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of December 31, 2014, we had $1,000 outstanding and $14,999,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the fiscal years ended December 31, 2014 and 2013:

	Fiscal Years Ended December 31
	2014	2013
Net cash provided by operating activities	$33,485,235	$22,038,463
Net cash (used in) investing activities	(8,640,124)	(12,671,208)
Net cash (used for) provided by financing activities	(39,447,186)	3,676,302

Cash Flow From Operations. Our operating activities generated significantly more cash during our fiscal year ended December 31, 2014 compared to the same period of 2013, primarily due to increased net income during the 2014 period.

Cash Flow From Investing Activities. Our investing activities used less cash during our fiscal year ended December 31, 2014 compared to the same period of 2013, primarily due to the net effect of additional capital purchases due to our capital improvement project offset by less cash used for purchases of investments during the 2014 period.

Cash Flow From Financing Activities. Our financing activities used significantly more cash during our fiscal year ended December 31, 2014 compared to the same period of 2013 as a result of payments we made on our long-term loans along with increased distributions we paid to our members during our 2014 fiscal year. Our financing activities provided cash during our 2013 fiscal year due to proceeds we received on our term loan related to our investment in Guardian Hankinson, LLC.

The following table shows cash flows for the fiscal years ended December 31, 2013 and 2012:

	Fiscal Years Ended December 31
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

Cash Flow From Investing Activities. Our investing activities used more cash during our fiscal year ended December 31, 2013 compared to the same period of 2012, primarily due to the purchase of investments. We also used less cash for capital projects during our fiscal year ended December 31, 2013 compared to the same period of 2012.

Cash Flow From Financing Activities. Our financing activities provided cash during our fiscal year ended December 31, 2013 compared to the same period of 2012 as a result of the net effect of borrowing we had on our long-term debt offset by an increase in the distributions we paid during our fiscal year ended December 31, 2013.

Indebtedness

Effective May 15, 2013, we entered into a new comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). Our FCSA credit facility replaced our prior loans with First National Bank of Omaha. For the majority of our 2014 fiscal year, we had three loans with FCSA, a $10 million revolving operating line of credit (the "Operating Line"), a $5 million revolving term commitment (the "Term Revolver"), and a $10 million term loan (the "Term Loan"). However, on November 11, 2014, we restructured our loans with FCSA by consolidating our Term Revolver and our Term Loan into a new $15 million reducing revolving loan (the "Reducing Revolving Loan"). All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

Operating Line

The Operating Line has a maturity date of November 1, 2016. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrues at the one month London Interbank Offered Rate ("LIBOR") plus 300 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at December 31, 2014 was 3.15%. As of December 31, 2014, we had $0 outstanding on the Operating Line and $0 available to be drawn, taking into account the borrowing base calculation.

Term Revolver

The Term Revolver had a five year term which was scheduled to mature on May 31, 2018. We replaced the Term Revolver with the new Reducing Revolving Loan on November 11, 2014. The Term Revolver was used for draws required to maintain compliance with our working capital requirements, funding approved capital expenditures and funding approved investments in other ethanol production facilities. Interest on the Term Revolver accrued at the one month LIBOR plus 335 basis points. There was a fee of 0.35% on the portion of the Term Revolver that we were not using, which was billed quarterly. As of December 31, 2014, the Term Revolver had been terminated.

Term Loan

Our Term Loan had an eight year term which was scheduled to mature on December 31, 2021. We replaced the Term Loan with the new Reducing Revolving Loan on November 11, 2014. We used the proceeds of the Term Loan to pay a portion of our capital contribution to Guardian Hankinson, LLC. The initial amount of the Term Loan was $10,000,000. Pursuant to the Term Loan, we agreed to make quarterly principal payments of $312,500 plus accrued interest with a final payment of all remaining principal and unpaid interest on the maturity date of December 31, 2021. Interest on the Term Loan accrued at a variable interest rate. Interest on the Term Loan accrued at the one-month LIBOR plus 3.35% until December 1, 2018. After December 1, 2018, interest on the Term Loan was to accrue at FCSA's cost of funds rate plus 3.35%. On December 31, 2014, the Term Loan had been terminated.

Reducing Revolving Loan

On November 11, 2014, we executed a loan amendment with FCSA which eliminated the Term Loan and Term Revolver and replaced them with the new $15 million Reducing Revolving Loan. Interest accrues on the Reducing Revolving Loan at a rate of 325 basis points in excess of the one-month LIBOR and we agreed to pay a fee of 50 basis points for any unused amount of the Reducing Revolving Loan. The amount we can borrow on the Reducing Revolving Loan decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The Reducing Revolving Loan matures on October 1, 2024. The interest rate for this loan at December 31, 2014 was 3.40%. As of December 31, 2014, we had $1,000 outstanding on the Operating Line and $14,999,000 available to be drawn.

Covenants

Our credit facilities with FCSA are subject to various loan covenants. If we fail to comply with these loan covenants, FCSA can declare us to be in default of our loans. The material loan covenants applicable to our credit facilities are our working capital covenant, local net worth covenant and our debt service coverage ratio. We are required to maintain working capital (current assets minus current liabilities) of at least $6 million. We are required to maintain local net worth (total assets minus total liabilities minus the value of certain investments) of at least $18 million. We are required to maintain a debt service coverage ratio of at least 1.25:1.00.

As of December 31, 2014, we were out of compliance with certain covenants related to the FCSA loans. FCSA granted us a waiver of these loan covenants, including the minimum borrowing base covenant and the post-distribution working capital covenant as of December 31, 2014.

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

County Bond Obligation

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds. Taxes levied on our property are used for paying the debt service on the bonds. We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service. The interest rate on the bonds is 7.75% annually.  The bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. Our estimated liability related to this bond was approximately $193,000 as of December 31, 2014. The guarantee liability is included in other long-term liabilities on the balance sheet.

In addition to our debt obligations, we have certain other contractual cash obligations and commitments.  The following table provides information regarding our consolidated contractual obligations and commitments as of December 31, 2014:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$14,708	$13,708	$—	$—	$1,000
Estimated Interest on Long-Term Debt	172	172	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	20,189,042	20,189,042	—	—	—
Other Long-Term Liabilities	346,575	120,635	225,940	—	—
Total Contractual Cash Obligations	$20,550,497	$20,323,557	$225,940	$—	$1,000

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

Derivative Instruments

We enter into short-term forward grain, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices. We enter into short-term forward, option and futures contracts for sales of ethanol to manage exposure to changes in energy prices. All of our derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as nor accounted for as hedging instruments.

As part of our trading activity, we use futures and option contracts offered through regulated commodity exchanges to reduce our risk and we are exposed to risk of loss in the market value of inventories. To reduce that risk, we generally take positions using cash and futures contracts and options.

Unrealized gains and losses related to derivative contracts for corn and natural gas purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements. The fair values of derivative contracts are presented on the accompanying balance sheets as derivative financial instruments.

Goodwill

Goodwill is not amortized but is subject to an annual impairment test. The Company has performed the required impairment test as of December 31, 2014 and December 31, 2013, which indicated no impairment exists.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of December 31, 2014, we had $1,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.50%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans as of December 31, 2014, would be approximately $1.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $2.0 million related to derivative instruments for our fiscal year ended December 31, 2014. We recorded an increase to our cost of revenues of approximately $2.3 million related to derivative instruments for the fiscal year ended December 31, 2013. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of December 31, 2014, we were committed to purchasing approximately 4.6 million bushels of corn with an average price of $3.80 per bushel. These corn purchases represent approximately 26% of our expected corn usage for the next 12 months. As corn prices move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of December 31, 2014, we were committed to purchasing approximately 680,000 MMBtus of natural gas, with an average price of approximately $3.44 per MMBtu. The natural gas purchases represent approximately 45% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2014. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	58,800,000	Gallons	10%	$8,702,400
Corn	18,270,627	Bushels	10%	$6,321,637
Natural Gas	643,000	MMBTU	10%	$229,551

For comparison purposes, our sensitivity analysis for our 2013 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,000,000	Gallons	10%	$10,486,000
Corn	15,075,695	Bushels	10%	$6,346,868
Natural Gas	1,280,600	MMBTU	10%	$466,138

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members
Lake Area Corn Processors, LLC

We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in members' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
February 26, 2015

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,104,383	$20,706,458
Accounts receivable	1,025,685	3,522,497
Other receivables	1,381,468	17,707
Inventory	6,106,646	6,874,207
Derivative financial instruments	1,457,459	1,502,574
Prepaid expenses	306,351	165,580
Total current assets	16,381,992	32,789,023

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,739,818	2,665,358
Buildings	9,655,192	8,277,636
Equipment	46,138,840	39,861,906
Construction in progress	626,085	199,302
	59,836,032	51,680,299
Less accumulated depreciation	(31,486,760)	(28,722,235)
Net property and equipment	28,349,272	22,958,064

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	23,214,456	16,078,269
Other	233,489	356,683
Total other assets	33,843,711	26,830,718

TOTAL ASSETS	$78,574,975	$82,577,805

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$246,847	$—
Accounts payable	7,407,491	11,953,957
Accrued liabilities	511,613	613,638
Derivative financial instruments	1,447,513	978,935
Current portion of notes payable	13,708	1,281,760
Other	120,635	123,741
Total current liabilities	9,747,807	14,952,031

LONG-TERM LIABILITIES
Notes payable, net of current maturities	1,000	8,764,708
Other	225,940	405,884
Total long-term liabilities	226,940	9,170,592

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	68,600,228	58,455,182

TOTAL LIABILITIES AND MEMBERS' EQUITY	$78,574,975	$82,577,805

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations

	December 31, 2014	December 31, 2013	December 31, 2012

REVENUES	$124,469,094	$145,412,968	$132,284,993

COSTS OF REVENUES	89,068,125	129,091,165	130,851,882

GROSS PROFIT	35,400,969	16,321,803	1,433,111

OPERATING EXPENSES	3,550,980	3,511,026	2,864,188

INCOME (LOSS) FROM OPERATIONS	31,849,989	12,810,777	(1,431,077)

OTHER INCOME (EXPENSE)
Interest and other income	103,237	70,530	36,477
Equity in net income of investments	8,041,347	506,790	175,266
Interest expense	(187,254)	(83,250)	(58,147)
Total other income (expense)	7,957,330	494,070	153,596

NET INCOME (LOSS)	$39,807,319	$13,304,847	$(1,277,481)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$1.34	$0.45	$(0.04)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity
Years Ended December 31, 2014, 2013 and 2012

Members'
Equity
Balance, December 31, 2011	$53,694,694
Net (loss)	(1,277,481)
Equity adjustment in investee	138,122
Distributions paid ($.05 per capital unit)	(1,481,000)

Balance, December 31, 2012	51,074,335
Net income	13,304,847
Distributions paid ($.20 per capital unit)	(5,924,000)

Balance, December 31, 2013	58,455,182
Net income	39,807,319
Distributions paid ($1.00 per capital unit)	(29,662,273)

Balance, December 31, 2014	$68,600,228

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows

	December 31, 2014	December 31, 2013	December 31, 2012

OPERATING ACTIVITIES
Net income (loss)	$39,807,319	$13,304,847	$(1,277,481)
Changes to net income (loss) not affecting cash and cash equivalents
Depreciation and amortization	2,943,796	2,827,141	2,662,731
Equity in net income of investments	(8,041,347)	(506,790)	(175,266)
(Gain) loss on disposal of property and equipment	—	(27,800)	97,031
(Increase) decrease in
Receivables	2,493,211	802,525	88,952
Inventory	767,561	4,678,623	(872,379)
Prepaid expenses	(140,771)	(27,590)	(11,959)
Derivative financial instruments	513,693	2,263,195	(3,076,927)
Other assets	(26,686)	(456,146)	—
Increase (decrease) in
Accounts payable	(4,726,410)	(1,564,261)	2,594,059
Accrued and other liabilities	(105,131)	744,719	(460,393)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	33,485,235	22,038,463	(431,632)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	27,800	—
Purchase of property and equipment	(8,185,124)	(513,008)	(1,162,637)
Purchase of investments	(455,000)	(12,186,000)	(100,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(8,640,124)	(12,671,208)	(1,262,637)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	246,847	—	—
Proceeds from issuance of notes payable	—	10,001,000	—
Principal payments on notes payable	(10,031,760)	(400,698)	(387,489)
Distributions to members	(29,662,273)	(5,924,000)	(1,481,000)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(39,447,186)	3,676,302	(1,868,489)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,602,075)	13,043,557	(3,562,758)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,706,458	7,662,901	11,225,659

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,104,383	$20,706,458	$7,662,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $95,771, $0 and $0 in 2014, 2013 and 2012, respectively	$236,524	$47,709	$58,412

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES
Equity adjustment in investee	$—	$—	$138,122
See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

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

In addition, the Company has investment interests in five companies in related industries. See note 4 for further details.

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

Inventory Valuation

Ethanol inventory, raw materials, work-in-process, and parts inventory are valued using methods which approximate the lower of cost (first-in, first-out) or market. Distillers grains and related products are stated at net realizable value. In the valuation of inventories and purchase commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand accounts and other accounts that provide withdrawal privileges.

Receivables and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within fifteen days from the invoice date. Unpaid accounts receivable with invoice dates over thirty days old bear interest at 1.5% per month. Accounts receivable are stated at the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all trade receivable balances that exceed thirty days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was $51,791 and $66,563 as of December 31, 2014 and 2013, respectively.

Investment in commodities contracts, derivative instruments and hedging activities

The Company is exposed to certain risks related to our ongoing business operations.  The primary risks that the Company manages by using forward or derivative instruments are price risk on anticipated purchases of corn and natural gas and the sale of ethanol, distillers grains and distillers corn oil.

The Company is subject to market risk with respect to the price and availability of corn, the principal raw material the Company uses to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contacts. As of December 31, 2014, the Company is committed to purchasing approximately 4.6 million bushels of corn on a forward contract basis with an average price of $3.80 per bushel. The total corn purchase contracts represent 26% of the projected annual plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At December 31, 2014, the Company is committed to purchasing approximately 680,000 MMBtu's of natural gas with an average price of $3.44 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 45% of the projected annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery of the distillers grains to them.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time this price is fixed and the time the distillers grains are delivered.  At December 31, 2014, the Company is committed to selling approximately 33,000 dry equivalent tons of distillers grains with an average price of $102 per ton.  The Company accounts for these transactions as normal sales, and accordingly, do not mark these transactions to market. The distillers grains sales represent approximately 23% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery of the distillers corn oil to them.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time this price is fixed and the time the distillers corn oil is delivered.  At December 31, 2014, the Company is committed to selling approximately 1,438,000 pounds of distillers corn oil with an average price of $.30 per pound.  The Company accounts for these transactions as normal sales, and accordingly, do not mark these transactions to market. The distillers corn oil sales represent approximately 14% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of December 31, 2014.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

The Company enters into short-term forward, option and futures contracts for corn and natural gas as a means of managing exposure to changes in commodity and energy prices. The Company enters into short-term forward, option and futures contracts for sales of ethanol to manage exposure to changes in energy prices. All of the Company's derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of our trading activity, The Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using forward and futures contracts and options.

Derivatives not designated as hedging instruments at December 31, 2014 and December 31, 2013 were as follows:

	Balance Sheet Classification	December 31, 2014	December 31, 2013

Forward contracts in gain position		$105,813	$—
Futures contracts in gain position		9,112	249,688
Futures contracts in loss position		(109,200)	—
Total forward and futures contracts		5,725	249,688
Cash held by broker		1,451,734	1,252,886
	Current Assets	$1,457,459	$1,502,574

Forward contracts in loss position	(Current Liabilities)	$(1,447,513)	$(978,935)

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

	Statement of Operations	Years Ended December 31,
	Classification	2014	2013	2012
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$1,249,072	$1,142,170	$(4,076,209)
Forward contracts	Cost of Revenues	(3,231,490)	(3,417,362)	1,065,793

Investments

The Company has investment interests in four companies in related industries. All of these interests are at ownership shares less than 20%. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

investment account.  Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset group. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. No impairment has been identified.

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment to our goodwill at December 31, 2014 and 2013.

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator. There were no dilutive equity units for the years ending December 31, 2014, 2013, and 2012.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

Income Taxes

The Company is taxed as a limited liability company under the Internal Revenue Code. The income of the Company flows through to the members to be taxed at the member level rather than the corporate level. Accordingly, the Company has no tax liability.

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. Generally, the Company is no longer subject to income tax examinations by the U.S. federal, state or local authorities for the years before 2011.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal year 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

NOTE 3.     INVENTORY

Inventory consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Raw materials	$3,815,780	$3,645,811
Finished goods	689,276	1,544,426
Work in process	571,521	748,965
Parts inventory	1,030,069	935,005
	$6,106,646	$6,874,207

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s statements of operations for RPMG is based on RPMG’s September 30, 2014 audited results. The carrying amount of the Company’s investment was approximately $1,748,000 and $2,793,000 as of December 31, 2014 and 2013, respectively. The carrying amount of the investment was reduced by a distribution declared in December 2014 of approximately $1,360,000.

Dakota Ethanol has a 9% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s statements of operations for PGVP is based on PGVP’s June 30, 2014 and 2013 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,174,000 and $1,174,000 as of December 31, 2014 and 2013, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to construct and operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s statements of operations for LT is based on LT’s December 31, 2014 unaudited results. The carrying amount of the Company’s investment was approximately $540,000 and $110,000 as of December 31, 2014 and 2013 respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s statements of operations for GH is based on GH’s December 31, 2014 audited results. The carrying amount of the Company’s investment was approximately $19,720,000 and $12,000,000 as of December 31, 2014 and 2013 respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s statements of operations for GEM is based on GEM’s December 31, 2014 unaudited interim results. The carrying amount of the Company’s investment was approximately $33,000 as of December 31, 2014.

Condensed, combined unaudited financial information of the Company's investments in RPMG, PGVP, LT, GH and GEM are as follows:

Balance Sheet	12/31/2014	12/31/2013	12/31/2012

Current assets	$209,600,962	$169,157,773	$138,356,633
Other assets	176,468,346	185,165,603	11,788,613
Current liabilities	95,234,540	119,337,840	104,560,190
Long-term liabilities	34,280,219	67,216,061	—
Member's equity	256,554,549	167,769,475	45,585,056
Revenue	320,484,814	25,403,155	11,768,851
Gross Profit	105,589,056	15,966,038	11,767,950
Net Income	79,122,028	7,891,408	2,398,798

The following table shows the condensed financial information of Guardian Hankinson, which represents greater than 10% of the Company's net income for the year ended December 31, 2014.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

Balance Sheet	12/31/2014	12/31/2013
Current assets	$90,121,911	$29,908,994
Other assets	157,660,672	171,981,431
Current liabilities	16,384,133	14,674,364
Long-term liabilities	34,264,219	67,216,061
Members' equity	197,134,231	120,000,000
Revenue	307,142,125	12,575,020
Gross Profit	93,397,938	3,139,877
Net Income	75,078,238	2,055,993

The Company recorded equity in net income of approximately $7,719,000 and $0 from GH for the years ended December 31, 2014, and 2013 respectively. 2013 was the initial investment year for GH. The Company recorded equity in net income of approximately $322,000, $507,000 and $175,000 from our other investments for the years ended December 31, 2014, 2013 and 2012 respectively. The Company has undistributed net earnings of investees of approximately $8,880,000 and $2,188,000 as of December 31, 2014 and 2013, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On November 11, 2014, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation. Interest on the outstanding principal balances will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.15% at December 31, 2014. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. The note expires on November 1, 2016. On December 31, 2014, Dakota Ethanol had $0 outstanding and $0 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6.    LONG-TERM NOTES PAYABLE

Dakota Ethanol has a long-term note payable with FCSA. As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios and working capital requirements. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory.

On November 11, 2014, Dakota Ethanol executed a revolving promissory note from FCSA in the amount of $15,000,000. The amount Dakota Ethanol can borrow on the note decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The note matures on October 1, 2024. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.40% at December 31, 2014. The note contains a non-use fee of 0.5% on the unused portion of the note. On December 31, 2014, Dakota Ethanol had $1,000 outstanding and $14,999,000 available to be drawn on the note.

Prior to November 11, 2014, Dakota Ethanol had two long-term notes payable with FCSA. A revolving promissory note in the amount of $5,000,000 and a term note in the amount of $10,000,000. On December 31, 2013, Dakota Ethanol had $1,000 outstanding and $4,999,000 available to be drawn on the revolving promissory note and $10,000,000 outstanding on the term note.

As of December 31, 2014, Dakota Ethanol was out of compliance with certain covenants related to the notes held by FCSA. FCSA has granted Dakota Ethanol a waiver of the minimum borrowing base covenant and the post-distribution working capital covenant as of December 31, 2014.

The balances of the notes payable as of December 31, 2014 and 2013 are as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

	2014	2013

Note payable - FCSA	$1,000	$10,001,000
Note payable - Other	13,708	45,468
	14,708	10,046,468
Less current portion	(13,708)	(1,281,760)

	$1,000	$8,764,708

Minimum principal payments for the next five years are as follows:

Years Ending December 31,	Amount
2015	$13,708
2016	—
2017	—
2018	—
2019	—
Thereafter	1,000

NOTE 7.    EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees' contributed earnings. Employer contributions to the plan totaled approximately $105,000, $90,000 and $88,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2014

Assets:
Derivative financial instruments, futures contracts	$9,112	$9,112	$—	$—
forward contracts	105,813	—	105,813	—

Liabilities:
Derivative financial instruments, futures contracts	$(109,200)	$(109,200)	$—	$—
forward contracts	(1,447,513)	—	(1,447,513)	—

December 31, 2013

Assets:
Derivative financial instruments, futures contracts	$249,688	$249,688	$—	$—

Liabilities:
Derivative financial instruments, forward contracts	$(978,935)	$—	$(978,935)	$—

During the years ended December 31, 2014 and 2013, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of December 31, 2014 and 2013, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2014 and 2013.

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

The carrying amount of long-term obligations (level 3) at December 31, 2014 of $14,708 had an estimated fair value of approximately $14,708 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2013 of $10,046,468 had an estimated fair value of approximately $10,046,468 based on estimated interest rates for comparable debt.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

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

Expenses related to the agreement for the purchase of electricity and natural gas were approximately $10,536,000, $8,442,000, and $6,745,000, for the years ended December 31, 2014, 2013 and 2012, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2015	$482,580

Ethanol Fuel Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 4), a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The agreement continues indefinitely unless terminated under terms set forth in the agreement.

Distiller’s Grain Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 4), for the marketing of all distillers dried grains produced by the plant. The agreement expires on July 15, 2015 and is automatically renewed for successive one-year terms unless terminated 180 days prior to expiration.

Corn Oil Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 4), for the marketing of all corn oil produced by the plant. The agreement expires on August 11, 2015 and is automatically renewed for successive one-year terms unless terminated 180 days prior to expiration.

Dakota Ethanol receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on gallons of ethanol sold. Incentive revenue of $439,069, $351,485 and $390,726, was recorded for the years ended December 31, 2014, 2013 and 2012, respectively. Dakota Ethanol did not receive the annual maximum for the 2014 program year due to budget constraints on the State of South Dakota program and will not likely receive the annual maximum under the 2015 program year.

From time to time in the normal course of business, the Company can be subject to litigation based on its operations. There is no current litigation nor any litigation that is considered probable at this time.

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
Revenues and marketing fees related to the agreements are as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

	Years Ended December 31,
	2014	2013	2012

Revenues ethanol	$100,194,805	$109,684,152	$98,946,378
Revenues distillers grains and corn oil	10,676,144	9,282,072	8,058,637

Marketing fees ethanol	140,954	225,358	176,738
Marketing fees distillers grains and corn oil	55,858	41,478	36,171

Amounts due included in accounts receivable	246,560	2,382,068	2,656,091
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

The maximum amount of estimated future payments on the taxable bond debt service is $737,378 as of December 31, 2014. The carrying amount of the guarantee liability on Dakota Ethanol's balance sheet at December 31, 2014 is $192,575, which represents the estimated shortfall between the taxable bond amount and the amount of taxes estimated to be collected on Dakota Ethanol's property.

Estimated maturities of the guarantee are as follows:

Years Ending December 31,	Amount
2015	$68,635
2016	68,465
2017	55,475

Dakota Ethanol has no recourse to third parties or collateral held by third parties related to the guarantee.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

Company also purchases a $15 million per occurrence with a $30 million aggregate umbrella to cover above the previously stated liability and workers compensation claims.

Amounts expensed related to the captive insurance were approximately $234,000, $206,000 and $233,000 for the years ending December 31, 2014, 2013 and 2012, respectively.

NOTE 13.    QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2014
Total revenues	$38,291,090	$30,468,555	$28,961,413	$26,748,036
Gross profit	10,867,229	9,131,503	7,652,385	7,749,852
Income from operations	9,833,848	8,247,933	6,808,515	6,959,693
Net income	11,974,303	10,252,361	8,959,690	8,620,965
Basic and diluted earnings per unit	0.40	0.35	0.30	0.29

Year ended December 31, 2013
Total revenues	$38,292,468	$38,288,817	$36,613,246	$32,218,437
Gross profit	3,596,807	2,428,355	2,107,665	8,188,976
Income from operations	2,840,636	1,358,221	1,344,871	7,267,049
Net income	2,946,044	1,458,043	1,475,212	7,425,548
Basic and diluted earnings per unit	0.10	0.05	0.05	0.25

Year ended December 31, 2012
Total revenues	$32,005,292	$30,843,839	$34,424,396	$35,011,466
Gross profit (loss)	1,321,268	(589,176)	1,310,349	(512,299)
Income (loss) from operations	553,095	(1,348,397)	660,858	(1,199,602)
Net income (loss)	568,650	(1,331,213)	700,582	(1,215,500)
Basic and diluted earnings (loss) per unit	0.02	(0.04)	0.02	(0.04)

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for the fair presentation of the selected data for these interim periods presented have been included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014 which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10. MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive information statement from our 2015 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2014 fiscal year end on December 31, 2014. This information statement is referred to in this report as the 2015 Information Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2015 Information Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2015 Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2015 Information Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2015 Information Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)                                  The financial statements appear beginning on page 32 of this report.

(2)                                  All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)                                  The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
2.1	Plan of Reorganization.		Filed as Exhibit 2.1 on the registrant's Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.
3.1	Articles of organization of the registrant.		Filed as Exhibit 3.1 on the registrant's Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.
3.2	Amended and restated operating agreement of the registrant.		Filed as Exhibit 3.6 on the registrant's Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.
3.3	First amendment to the amended and restated operating agreement of the registrant.		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on March 19, 2007 and incorporated by reference herein.
10.1	Distillers Grains Marketing Agreement dated July 15, 2008 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2008 and incorporated by reference herein.
10.2	Contribution Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, L.L.C. dated April 1, 2007.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.
10.3	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-K filed with the Commission on March 30, 2007.
10.4	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.
10.5	Employment Agreement between Scott Mundt and Dakota Ethanol, L.L.C. dated April 1, 2009		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 15, 2009 and incorporated by reference herein.
10.6	First Amended and Restated Construction Loan Agreement dated June 18, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.7	Corn Oil Marketing Agreement dated August 11, 2009 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.8	First Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.9	Long Term Reducing Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.10	Operating Line of Credit Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.11	Member Ethanol Fuel Marketing Agreement between Dakota Ethanol, LLC and RPMG, Inc. dated March 26, 2010. +		Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on March 30, 2011 and incorporated by reference herein.
10.12	Second Amendment of First Amended and Restated Construction Loan Agreement dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.

10.13	Operating Line of Credit First Amended and Restated Revolving Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.14	Long Term Reducing Revolver First Amended and Restated Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.15	Third Amendment of First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.16	Second Amended and Restated Revolving Promissory Note (Operating Line of Credit) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.17	Second Amended and Restated Promissory Note (Long Term Reducing Revolver) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.18	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Dakota Ethanol, L.L.C. dated August 27, 2012. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2012 and incorporated by reference herein.
10.19	Fourth Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.20	Third Amended and Restated Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.21	Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated May 15, 2013.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2013 and incorporated by reference herein.
10.22	First Amendment to Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated November 20, 2013.		Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on February 27, 2014 and incorporated by reference herein.
10.23	Second Amendment to Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C. dated November 12, 2014		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2014 and incorporated by reference herein.
10.24	2015 Water Purchase Agreement dated December 17, 2014 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.	X	Filed herewith
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith

101
The following financial information from Lake Area Corn Processors, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the fiscal years ended December 31, 2014, 2013 and 2012, (iii) Statement of Changes in Members' Equity, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2014, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.**

+ Confidential Treatment Requested
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	February 26, 2015	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 26, 2015	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 26, 2015	/s/ Ronald Alverson
Ronald Alverson, Manager

Date:	February 26, 2015	/s/ Todd Brown
Todd Brown, Manager

Date:	February 26, 2015	/s/ Randy Hansen
Randy Hansen, Manager

Date:	February 26, 2015	/s/ Rick Kasperson
Rick Kasperson, Manager

Date:	February 26, 2015	/s/ Marty Thompson
Marty Thompson, Manager

Date:	February 26, 2015	/s/ Wayne Backus
Wayne Backus, Manager

Date:	February 26, 2015	/s/ Dave Wolles
Dave Wolles, Manager