Form 10-Q
period 2015-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2015-05-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2015

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

As of May 14, 2015, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$4,978,731	$6,104,383
Accounts receivable	3,073,411	1,025,685
Other receivables	11,353	1,381,468
Inventory	5,334,582	6,106,646
Derivative financial instruments	1,055,180	1,457,459
Prepaid expenses	261,441	306,351
Total current assets	14,714,698	16,381,992

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,739,818	2,739,818
Buildings	9,655,192	9,655,192
Equipment	46,156,560	46,138,840
Construction in progress	1,507,205	626,085
	60,734,872	59,836,032
Less accumulated depreciation	(32,261,545)	(31,486,760)
Net property and equipment	28,473,327	28,349,272

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	16,758,164	23,214,456
Other	202,639	233,489
Total other assets	27,356,569	33,843,711

TOTAL ASSETS	$70,544,594	$78,574,975

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$382,013	$246,847
Accounts payable	3,102,705	7,407,491
Accrued liabilities	420,390	511,613
Derivative financial instruments	514,729	1,447,513
Current maturities of notes payable	5,517	13,708
Other	120,635	120,635
Total current liabilities	4,545,989	9,747,807

LONG-TERM LIABILITIES
Notes payable, net of current maturities	1,000	1,000
Other	223,940	225,940
Total long-term liabilities	224,940	226,940

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	65,773,665	68,600,228

TOTAL LIABILITIES AND MEMBERS' EQUITY	$70,544,594	$78,574,975

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

REVENUES	$20,715,145	$38,291,090

COSTS OF REVENUES	20,006,014	27,423,861

GROSS PROFIT	709,131	10,867,229

OPERATING EXPENSES	1,076,933	1,033,381

INCOME (LOSS) FROM OPERATIONS	(367,802)	9,833,848

OTHER INCOME (EXPENSE)
Interest and other income	65,212	8,070
Equity in net income of investments	543,708	2,216,087
Interest expense	(2,169)	(83,702)
Total other income	606,751	2,140,455

NET INCOME	$238,949	$11,974,303

BASIC AND DILUTED EARNINGS PER UNIT	$0.01	$0.40

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.10	$0.20

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

OPERATING ACTIVITIES
Net income	$238,949	$11,974,303
Changes to net income affecting cash and cash equivalents
Depreciation and amortization	805,635	709,438
Distributions in excess of earnings (earnings in excess of distributions) from investments	6,456,292	(2,216,087)
(Increase) decrease in
Receivables	(677,611)	(5,649,006)
Inventory	772,064	(2,404,651)
Prepaid expenses	44,910	21,665
Derivative financial instruments	(530,505)	(226,351)
Increase (decrease) in
Accounts payable	(4,439,905)	(7,379,380)
Accrued and other liabilities	(93,223)	(8,787)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,576,606	(5,178,856)

INVESTING ACTIVITIES
Purchase of property and equipment	(763,721)	(1,568,005)
Purchase of investments	—	(15,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(763,721)	(1,583,005)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	135,166	2,222,561
Principal payments on long-term notes payable	(8,191)	(320,292)
Distributions paid to members	(3,065,512)	(5,966,273)
NET CASH (USED FOR) FINANCING ACTIVITIES	(2,938,537)	(4,064,004)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,125,652)	(10,825,865)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,104,383	20,706,458

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,978,731	$9,880,593

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,848	$92,085
Capital expenditures in accounts payable	135,119	—

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015 and 2014

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

In addition, the Company has investment interests in five companies in ethanol-related industries. See note 4 for further details.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited financial statements for the year ended December 31, 2014, contained in the annual report on Form 10-K for 2014.

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
March 31, 2015 and 2014

Investment in commodities contracts, derivative instruments and hedging activities

The Company is exposed to certain risks related to its ongoing business operations.  The primary risks that the Company manages by using forward or derivative instruments are price risk on anticipated purchases of corn and natural gas and the sale of ethanol, distillers grains and distillers corn oil.

The Company is subject to market risk with respect to the price and availability of corn, the principal raw material the Company uses to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow the Company to pass along increased corn costs to its customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of March 31, 2015, the Company is committed to purchasing 4.1 million bushels of corn on a forward contract basis with an average price of $3.56 per bushel. The total corn purchase contracts represent 20% of the annual plant corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At March 31, 2015, the Company is committed to purchasing approximately 420,000 MMBtu’s of natural gas with an average price of $3.02 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 32% of the projected annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery of the distillers grains.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time this price is fixed and the time the distillers grains are delivered.  At March 31, 2015, the Company is committed to selling approximately 31,000 dry equivalent tons of distillers grains with an average price of $131 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 19% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery of the distillers corn oil.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time this price is fixed and the time the distillers corn oil is delivered.  At March 31, 2015, the Company is committed to selling approximately 1,411,000 pounds of distillers corn oil with an average price of $0.28 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 11% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of March 31, 2015.

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
March 31, 2015 and 2014

derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and we are exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally take positions using forward and futures contracts and options.

Derivatives not designated as hedging instruments at March 31, 2015 and December 31, 2014 were as follows:

	Balance Sheet Classification	March 31, 2015	December 31, 2014*

Forward contracts in gain position	Current Assets	$23,822	$105,813
Futures contracts in gain position	Current Assets	253,213	9,112
Futures contracts in loss position	Current Assets	—	(109,200)
Total forward and futures contracts		277,035	5,725
Cash held by broker		778,145	1,451,734
	Current Assets	$1,055,180	$1,457,459

Forward contracts in loss position	(Current Liabilities)	$(514,729)	$(1,447,513)
*Derived from audited financial statements.

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

	Statement of Operations	Three Months Ended March 31,
	Classification	2015	2014
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$679,752	$(2,713,674)
Forward contracts	Cost of Revenues	(110,138)	14,151

Investments

The Company has investment interests in five companies in related industries. All of these interests are at ownership shares less than 20%. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of income and added to the investment account.  Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income from investments based on the most recent reliable data.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015 and 2014

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal year 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The guidance eliminates from GAAP the concept of extraordinary items. ASU 2015-01 eliminates the separate presentation of extraordinary items but does not change the requirement to disclose material items that are unusual or infrequent in nature. Eliminating the concept of extraordinary items will allow the entity to no longer have to assess whether a particular event or transaction is both unusual in nature and infrequent in occurrence. This update will be effective for interim and annual periods beginning after December 15, 2015. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

NOTE 3.     INVENTORY

Inventory consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014*
Raw materials	$3,130,487	$3,815,780
Finished goods	641,826	689,276
Work in process	527,316	571,521
Parts inventory	1,034,953	1,030,069
	$5,334,582	$6,106,646

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s December 31, 2014 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,850,000 and $1,748,000 as of March 31, 2015 and December 31, 2014, respectively.

Dakota Ethanol has a 9% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015 and 2014

PGVP’s December 31, 2014 unaudited interim financials. The carrying amount of the Company’s investment was approximately $1,174,000 as of March 31, 2015 and December 31, 2014.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership which owns and operates an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s March 31, 2015 unaudited interim results. The carrying amount of the Company’s investment was approximately $578,000 and $540,000 as of March 31, 2015 and December 31, 2014, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s March 31, 2015 unaudited interim results. The carrying amount of the Company’s investment was approximately $13,123,000 and $19,720,000 as of March 31, 2015 and December 31, 2014, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s March 31, 2015 unaudited interim results. The carrying amount of the Company’s investment was approximately $33,000 as of March 31, 2015 and December 31, 2014.

Condensed, combined unaudited financial information of the Company’s investments in RPMG, PGVP, LT, GH and GEM is as follows:

Balance Sheet	March 31, 2015	December 31, 2014
Current Assets	$165,247,407	$209,600,962
Other Assets	172,864,598	176,468,346
Current Liabilities	116,755,263	95,234,540
Long-term Debt	28,762,695	34,280,219
Members' Equity	192,594,045	256,554,549

	Three Months Ended
Income Statement	March 31, 2015	March 31, 2014
Revenue	$63,853,873	$87,414,233
Gross Profit	12,013,364	26,927,292
Net Income	5,913,421	20,363,978

The following table shows the condensed financial information of Guardian Hankinson, which represents greater than 10% of the Company's net income as of March 31, 2015

Balance Sheet	March 31, 2015	December 31, 2014
Current Assets	$17,755,377	$90,121,911
Other Assets	153,508,295	157,660,672
Current Liabilities	11,270,853	16,384,133
Long-term Debt	28,762,695	34,264,219
Members' Equity	131,230,124	197,134,231

	Three Months Ended
Income Statement	March 31, 2015	March 31, 2014
Revenue	$59,727,104	$84,966,199
Gross Profit	9,038,746	24,883,705
Net Income	4,095,892	19,300,522

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015 and 2014

The Company recorded equity in net income of approximately $410,000 and $2,136,000 from GH for the three months ended March 31, 2015 and 2014, respectively. The Company recorded equity in net income of approximately $134,000 and $80,000 from its other investments for the three months ended March 31, 2015 and 2014, respectively. The Company has undistributed net earnings in investees of approximately $2,414,000 and $8,880,000 as of March 31, 2015 and December 31, 2014, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On November 11, 2014, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in on amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation. Interest on the outstanding principal balances will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.15% at March 31, 2015. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. The note expires on November 1, 2016. On March 31, 2015, Dakota Ethanol had $0 outstanding and $5,118,000 available to be drawn on the revolving promissory note under the borrowing base.

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

On November 11, 2014, Dakota Ethanol executed a revolving promissory note from FCSA in the amount of $15,000,000. The amount Dakota Ethanol can borrow on the note decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The note matures on October 1, 2024. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.40% at March 31, 2015. The note contains a non-use fee of 0.5% on the unused portion of the note. On March 31, 2015, Dakota Ethanol had $1,000 outstanding and $14,999,000 available to be drawn on the note.

The balances of the notes payable are as follows:

	March 15, 2015	December 31, 2014*

Notes payable - FCSA	$1,000	$1,000
Note payable - Other	5,517	13,708
	6,517	14,708
Less current portion	(5,517)	(13,708)
	$1,000	$1,000

*Derived from audited financial statements

Minimum principal payments for the next five years are estimated as follows:

Years Ending March 31,	Amount
2016	$5,517
2017	—
2018	—
2019	—
2020	—
Thereafter	1,000

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015 and 2014

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015 and 2014

	Total	Level 1	Level 2	Level 3
March 31, 2015

Assets:
Derivative financial instruments, futures contracts	$253,213	$253,213	$—	$—
forward contracts	23,822	—	23,822	—

Liabilities:
Derivative financial instruments, forward contracts	$(514,729)	$—	$(514,729)	$—

December 31, 2014*

Assets:
Derivative financial instruments, futures contracts	$9,112	$9,112	$—	$—
forward contracts	105,813	—	105,813	—

Liabilities:
Derivative financial instruments, futures contracts	$(109,200)	$(109,200)	$—	$—
forward contracts	(1,447,513)	—	(1,447,513)	—
*Derived from audited financial statements.

During the three months ended March 31, 2015, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of March 31, 2015 and December 31, 2014, the Company did not have any Level 3 assets or liabilities.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015 and 2014

NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 7% interest in RPMG, and Dakota Ethanol has entered into marketing agreements with RPMG for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Sales and marketing fees related to the agreements are as follows:

	Three Months Ended March 31
	2015	2014

Revenues ethanol	$15,535,649	$30,921,477
Revenues distiller's grains and corn oil	1,705,629	2,589,760

Marketing fees ethanol	42,246	32,903
Marketing fees distiller's grains and corn oil	15,100	14,667

	March 31, 2015	December 31, 2014*
Amounts due included in accounts receivable	$2,558,934	$246,560
*Derived from audited financial statements.
NOTE 9.    COMMITMENTS

Tank farm project - Dakota Ethanol has committed to contracts to expand the ethanol tank farm and shipping equipment. The total value of the contracts is approximately $4 million. The project is expected to be completed in the third quarter of 2015. Dakota Ethanol will pay for the upgrades with cash flows from operations and the long-term revolving debt currently in place.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2015, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2014, included in the Company's Annual Report on Form 10-K for 2014.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

Our revenue is derived from the sale and distribution of our ethanol, distillers grains and corn oil.  The ethanol plant currently operates in excess of its nameplate capacity, producing approximately 48 million gallons of ethanol per year.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. We have engaged Renewable Products Marketing Group, Inc. ("RPMG, Inc.") to market all of the ethanol and corn oil that we produce at the ethanol plant. Further, RPMG, Inc. markets all of the distillers grains that we produce that we do not market internally to local customers.

We recently completed approximately $7 million in capital improvements to the ethanol plant related to various equipment upgrades designed to improve our energy efficiency and increase our total production by eliminating bottlenecks in our production process. We financed the plant upgrades using cash from our operations and amounts we had available to borrow on our long-term revolving debt.

During the first quarter of our 2015 fiscal year, we declared and paid one distribution in the amount of $0.10 per membership unit, in addition to composite tax payments made on our members' behalf, for a total distribution of $3,065,512.

Results of Operations

Comparison of the Fiscal Quarters Ended March 31, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended March 31, 2015 and 2014:

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenues	$20,715,145	100.0	$38,291,090	100.0

Cost of Revenues	20,006,014	96.6	27,423,861	71.6

Gross Profit	709,131	3.4	10,867,229	28.4

Operating Expense	1,076,933	5.2	1,033,381	2.7

Income (Loss) from Operations	(367,802)	(1.8)	9,833,848	25.7

Other Income	606,751	2.9	2,140,455	5.6

Net Income	$238,949	1.2	$11,974,303	31.3

Revenues

Revenue from ethanol sales decreased by approximately 50% during our first quarter of 2015 compared to the same period of 2014. Revenue from distillers grains sales decreased by approximately 34% during our first quarter of 2015 compared to the same period of 2014. Revenue from corn oil sales increased by approximately 13% during our first quarter of 2015 compared to the same period of 2014. Operating margins were significantly reduced during our first quarter of 2015 compared to the same period of 2014, primarily due to significantly lower ethanol prices which were not offset by comparable reductions in corn prices.

Ethanol

Our ethanol revenue was approximately $15.4 million less during our first quarter of 2015 compared to our first quarter of 2014, a decrease of approximately 50%. This decrease in ethanol revenue was due to a decrease in the average price we received for the ethanol we sold during our first quarter of 2015 compared to our first quarter of 2014 along with a decrease in the volume of ethanol we sold during the 2015 period. We sold approximately 2% fewer gallons of ethanol during our first quarter of 2015 compared to the same period of 2014, a decrease of approximately 211,000 gallons, due to more plant downtime for maintenance.

The average price we received for our ethanol was approximately $1.22 per gallon less during our first quarter of 2015 compared to our first quarter of 2014, a decrease of approximately 49%. Management attributes this decrease in ethanol prices with lower corn prices and lower gasoline prices along with an increase in ethanol supplies in the market during our first quarter of 2015 which all combined to decrease market ethanol prices. Further, ethanol prices were unusually high during our first quarter of 2014 due to rail logistics issues which impacted the supply of ethanol in the market. Since rail shipments were delayed, it constricted the supply of ethanol in the market which resulted in higher ethanol prices. However, many ethanol producers were unable to take full advantage of these higher prices because they could not efficiently transport ethanol to the market.

Since the end of our first quarter of 2015, operating margins have improved due to rising ethanol prices. Management anticipates that we will continue to operate the ethanol plant at capacity unless the ethanol industry experiences unfavorable operating margins. These unfavorable operating margins might occur if the United States Environmental Protection Agency (EPA) decides to reduce the ethanol use requirement associated with Federal Renewable Fuels Standard (RFS). Management believes that the EPA will soon make an announcement regarding the RFS volume requirements for both 2014 and 2015 which could have a significant impact on the ethanol industry. If the EPA elects to reduce the RFS, it could result in decreased profitability in the ethanol industry which could negatively impact our operating margins.

Distillers Grains

Our total distillers grains revenue decreased by approximately 34% during our first quarter of 2015 compared to the same period of 2014 due to decreased distillers grains prices partially offset by increased distillers grains sales. For our first quarter of 2015, we sold approximately 27% of our total distillers grains in the dried form and approximately 73% of our total distillers grains in the modified/wet form. By comparison, for our first quarter of 2014, we sold approximately 29% of our total distillers grains in the dried form and approximately 71% of our total distillers grains in the modified/wet form. We determine the mix between dried distillers grains and modified/wet distillers grains we sell based on market conditions and the relative profitability of selling the different forms of distillers grains. We consume additional natural gas when we produce dried distillers grains as compared to modified/wet distillers grains which can impact the profit we generate from sales of dried distillers grains. Management anticipates that we will maintain the current mix between dried distillers grains and modified/wet distillers grains going forward unless market conditions change in a way that favors one product over the other.

The average price we received for our dried distillers grains was approximately 45% less during our first quarter of 2015 compared to the same period of 2014, a decrease of approximately $81 per ton. The average price we received for our modified/wet distillers grains was approximately 25% less for our first quarter of 2015 compared to the same period of 2014, a decrease of approximately $46 per ton. Management attributes the decrease in the selling price of our distillers grains with decreasing corn and feed prices. Distillers grains prices typically fluctuate based on the price of corn, soy bean meal and other competing feed products. Due to increased corn supplies and anticipated corn production during the current crop year, corn prices have continued lower which management believes will result in lower distillers prices for the rest of our 2015 fiscal year.

Corn Oil

Our total pounds of corn oil sold increased by approximately 21% during our first quarter of 2015 compared to the same period of 2014, an increase of approximately 494,000 pounds, primarily due to improved oil extraction efficiencies. Management anticipates that corn oil production will continue to be variable based on the total production of ethanol at our plant and by operating efficiencies we achieve at the ethanol plant. Partially offsetting the increase in corn oil sales was a decrease in the average price we received for our corn oil of approximately 7% for our first quarter of 2015 compared to the same period of 2014, a decrease of approximately $0.02 per pound. This decrease in market corn oil prices was primarily due to lower corn oil demand and increased corn oil supplies in the market. The biodiesel industry has been impacted by recent legislative changes, including the expiration of the biodiesel blenders' tax credit and uncertainty regarding the biodiesel use requirements for 2014 and 2015 under the RFS. Since biodiesel production is a major source of corn oil demand, lower biodiesel demand has impacted corn oil prices. In addition, corn oil prices have been impacted by lower corn prices. Management anticipates continued lower corn oil prices as additional corn oil supply enters the market along with volatile corn oil demand.

Cost of Revenues

The primary raw materials we use to produce our products are corn and natural gas. Our cost of revenues relating to corn was approximately 27% less for our first quarter of 2015 compared to the same period of 2014 due to lower corn prices during the 2015 period. Our average cost per bushel of corn decreased by approximately 27% for our first quarter of 2015 compared to our first quarter of 2014. Management attributes the decrease in corn prices with lower market corn prices as a result of the large corn crop which was harvested in the fall of 2014 along with increased corn carryover from the prior corn marketing year. Management anticipates continued lower corn prices during our 2015 fiscal year as a result of the increased corn supplies.

We used a comparable number of bushels of corn during our first quarter of 2015 compared to the same period of 2014. Management anticipates that our corn consumption will increase slightly in our 2015 fiscal year compared to our 2014 fiscal year due to our plant upgrade project which was completed at the end of our 2014 fiscal year to increase our ethanol production.

Our cost of revenues related to natural gas decreased by approximately $1,674,000, a decrease of approximately 51%, for our first quarter of 2015 compared to our first quarter of 2014. This decrease was due to a significant decrease in market natural gas prices during our first quarter of 2015 compared to the same period of 2014 along with decreased natural gas usage due to our plant improvement projects and a milder winter during the 2015 period. During 2014, we experienced unusually high natural gas prices during our first quarter due to the colder winter which resulted in natural gas price spikes. During the 2015 period, we entered into some natural gas supply agreements that were designed to mitigate these natural gas price spikes and we also experienced decreased natural gas costs due to decreased natural gas demand during the 2015 period. Our average cost per MMBtu of natural gas during our first quarter of 2015 was approximately 46% lower compared to the price for our first quarter of 2014. Management anticipates that natural gas prices will remain relatively stable as the market supply of natural gas has returned to more traditional levels. However, if natural gas production problems occur during 2015, it could result in higher natural gas prices which could negatively impact our profitability.

We used approximately 9% fewer MMBtus of natural gas during our first quarter of 2015 compared to the same period of 2014 due to energy efficiency improvements in the plant and decreased dried distillers grains production during the 2015 period. Management anticipates that our natural gas consumption will remain at current levels despite anticipated increases in production due to our energy efficiency projects.

Operating Expenses

Our operating expenses were comparable for our first quarter of 2015 compared to the same period of 2014.

Other Income and Expense

Our income related to our investments was lower for our first quarter of 2015 compared to the same period of 2014 due to reduced profitability in the ethanol industry which impacts our portion of the net income generated by our investments, including Guardian Hankinson, LLC and RPMG, because both are involved in the ethanol industry. We had more interest income during our first quarter of 2015 compared to the same period of 2014 due to having more cash on hand during the 2015 period. In addition, our interest expense was lower during our first quarter of 2015 compared to the same period of 2014 due to having less borrowing on our loans during the 2015 period.

Changes in Financial Condition for the Three Months Ended March 31, 2015

Current Assets

We had less cash on hand at March 31, 2015 compared to December 31, 2014, primarily due to deferred corn payments and distributions which were paid during our 2015 fiscal year. We had more accounts receivable at March 31, 2015 compared to December 31, 2014 due to rising ethanol prices at the end of the first quarter. The decrease in our inventory is due to lower corn inventory and decreases in the market prices of corn which were used to value our inventory at March 31, 2015 compared to market prices at December 31, 2014. We had more unrealized gains on our risk management positions as of March 31, 2015 compared to December 31, 2014. The unrealized gains in our position were offset by a decrease in the cash held by broker which resulted in a net decreased in the value of our derivative financial instruments at March 31, 2015.

Property and Equipment

Our net property and equipment was higher at March 31, 2015 compared to December 31, 2014 as a result of the capital improvements we made, partially offset by regular depreciation of our equipment.

Other Assets

The value of our investments was lower at March 31, 2015 compared to December 31, 2014 primarily due to the reduction in the value of our investment in Guardian Hankinson, LLC as a result of a $7,000,000 distribution we received from Guardian Hankinson, LLC during our first quarter of 2015.

Current Liabilities

We had more outstanding checks in excess of bank balances at March 31, 2015 compared to December 31, 2014 due to the timing of transfers between our accounts. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was significantly lower at March 31, 2015 compared to December 31, 2014 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes, which increases our accounts payable at that time. These deferred payments were made early in our first quarter of 2015. We had a lesser liability associated with our derivative financial instruments at March 31, 2015 compared to December 31, 2014 due to having less unrealized losses on our risk management positions at March 31, 2015 related to our forward contracts.

Long-Term Liabilities

Our long-term liabilities were comparable at March 31, 2015 and December 31, 2014.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of March 31, 2015, we had $1,000 outstanding and $20,117,000 available to be drawn on these revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$2,576,606	$(5,178,856)
Net cash (used in) investing activities	(763,721)	(1,583,005)
Net cash (used for) financing activities	(2,938,537)	(4,064,004)

Cash Flow From Operations. Our operating activities provided cash during the three months ended March 31, 2015 compared to using cash in the same period of 2014, primarily due to decreases in the cash we used for increases in our accounts receivable, inventory, payments of accounts payable and distributions we received from our investments. We had significantly more net income during the 2014 period compared to the 2015 period, which also positively impacted our cash flow for our first quarter of 2014.

Cash Flow From Investing Activities. Our investing activities used less cash during the three months ended March 31, 2015 compared to the same period of 2014 due to more capital expenditures during the 2014 period compared to the 2015 period.

Cash Flow From Financing Activities. Our financing activities used less cash during the three months ended March 31, 2015 compared to the same period of 2014 due to decreased payments on our long-term debt along with decreased distributions during the 2015 period.

Indebtedness

Effective May 15, 2013, we entered into a comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). Our FCSA credit facility replaced our prior loans with First National Bank of Omaha. Our FCSA credit facility was originally comprised of a $10 million revolving operating line of credit (the "Operating Line") and a $5 million revolving term commitment (the "Term Revolver"). Our FCSA credit facility was amended in December 2013 to add an additional $10 million term loan (the "Term Loan"). In addition, we amended our FCSA loans on November 11, 2014, the primary purpose of which was to replace our $5 million long-term revolving loan and our $10 million term loan with a new $15 million reducing revolving loan. All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

Operating Line

The Operating Line's term was extended in our November 11, 2014 amendment to November 1, 2016. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrued at the one month London Interbank Offered Rate ("LIBOR") plus 300 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at March 31, 2015 was 3.15%. As of March 31, 2015, we had $0 outstanding on the Operating Line and $5,118,000 available to be drawn, taking into account the borrowing base calculation.

Reducing Revolving Loan

On November 11, 2014, we executed a loan amendment with FCSA which eliminated our prior term loan and term revolving loan and replaced them with a new $15 million Reducing Revolving Loan. Interest accrues on the Reducing Revolving Loan at a rate of 325 basis points in excess of the one-month LIBOR and we agreed to pay a fee of 0.50% for any unused amount of the Reducing Revolving Loan. The amount we can borrow on the Reducing Revolving Loan decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The Reducing Revolving Loan matures on October 1, 2024. The interest rate for this loan at March 31, 2015 was 3.40%. As of March 31, 2015, we had $1,000 outstanding on the Reducing Revolving Loan and $14,999,000 available to be drawn.

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

As of March 31, 2015, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of March 31, 2015, we had $1,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.40%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2015, would be less than $1.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a decrease to our cost of revenues of approximately $570,000 related to derivative instruments for the quarter ended March 31, 2015. We recorded an increase to our cost of revenues of approximately $2,700,000 related to derivative instruments for the quarter ended March 31, 2014. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of March 31, 2015, we were committed to purchasing approximately 4.1 million bushels of corn with an average price of $3.56 per bushel. These corn purchases represent approximately 20% of our expected corn usage for the next 12 months. As of March 31, 2015, we were committed to purchasing approximately 420,000 MMBtu of natural gas with an average price of $3.02 per MMBtu. These natural gas purchases represent approximately 32% of our expected corn usage for the next 12 months. As corn and natural gas prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	58,800,000	Gallons	10%	$7,996,800
Corn	17,524,062	Bushels	10%	$5,940,657
Natural Gas	903,000	MMBTU	10%	$275,415

For comparison purposes, our sensitivity analysis for our first quarter of 2014 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	50,000,000	Gallons	10%	$16,050,000
Corn	15,161,947	Bushels	10%	$6,368,018
Natural Gas	1,400,000	MMBTU	10%	$1,597,400

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have not been any material changes to the risk factors that were previously disclosed on our annual report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Third Amendment to Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C. dated May 4, 2015.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three month periods ended March 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	May 14, 2015	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 14, 2015	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)