Form 10-Q
period 2015-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2015-08-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2015

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

As of August 14, 2015, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$8,974,084	$6,104,383
Accounts receivable	3,498,793	1,025,685
Other receivables	24,157	1,381,468
Inventory	5,489,740	6,106,646
Derivative financial instruments	524,199	1,457,459
Prepaid expenses	180,440	306,351
Total current assets	18,691,413	16,381,992

PROPERTY AND EQUIPMENT
Land	676,097	676,097
Land improvements	2,739,818	2,739,818
Buildings	8,955,238	9,655,192
Equipment	46,962,579	46,138,840
Construction in progress	2,559,362	626,085
	61,893,094	59,836,032
Less accumulated depreciation	(32,326,966)	(31,486,760)
Net property and equipment	29,566,128	28,349,272

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	18,014,256	23,214,456
Other	173,862	233,489
Total other assets	28,583,884	33,843,711

TOTAL ASSETS	$76,841,425	$78,574,975

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$1,623,637	$246,847
Accounts payable	3,962,557	7,407,491
Accrued liabilities	429,694	511,613
Derivative financial instruments	133,908	1,447,513
Current maturities of notes payable	—	13,708
Other	120,635	120,635
Total current liabilities	6,270,431	9,747,807

LONG-TERM LIABILITIES
Notes payable, net of current maturities	1,000	1,000
Other	223,940	225,940
Total long-term liabilities	224,940	226,940

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	70,346,054	68,600,228

TOTAL LIABILITIES AND MEMBERS' EQUITY	$76,841,425	$78,574,975

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

REVENUES	$23,680,338	$30,468,555	$44,395,483	$68,759,645

COSTS OF REVENUES	19,980,671	21,337,052	39,999,813	48,760,913

GROSS PROFIT	3,699,667	9,131,503	4,395,670	19,998,732

OPERATING EXPENSES	883,462	883,570	1,947,267	1,916,950

INCOME FROM OPERATIONS	2,816,205	8,247,933	2,448,403	18,081,782

OTHER INCOME (EXPENSE)
Interest and other income	17,057	18,808	82,270	26,878
Business interruption claims recovery	500,000	—	500,000	—
Equity in net income of investments	1,241,092	2,071,801	1,784,800	4,287,887
Interest expense	(1,965)	(86,181)	(4,135)	(169,884)
Total other income	1,756,184	2,004,428	2,362,935	4,144,881

NET INCOME	$4,572,389	$10,252,361	$4,811,338	$22,226,663

BASIC AND DILUTED EARNINGS PER UNIT	$0.15	$0.35	$0.16	$0.75

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$0.25	$0.10	$0.45

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

OPERATING ACTIVITIES
Net income	$4,811,338	$22,226,663
Changes to net income affecting cash and cash equivalents
Depreciation and amortization	1,608,239	1,414,537
Distributions in excess of earnings (earnings in excess of distributions) from investments	5,220,285	(4,287,887)
Gain on involuntary conversion property and equipment	(825,709)	—
(Increase) decrease in
Receivables	(1,115,796)	(226,314)
Inventory	616,906	(1,413,573)
Prepaid expenses	125,911	26,805
Derivative financial instruments	(380,346)	(519,855)
Increase (decrease) in
Accounts payable	(3,524,018)	(6,365,911)
Accrued and other liabilities	(83,919)	(49,638)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,452,891	10,804,827

INVESTING ACTIVITIES
Insurance proceeds	1,500,000	—
Purchase of property and equipment	(3,365,760)	(5,551,814)
Purchase of investments	(15,000)	(235,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,880,760)	(5,786,814)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	1,376,790	—
Principal payments on long-term notes payable	(13,708)	(2,140,682)
Distributions paid to members	(3,065,512)	(13,371,272)
NET CASH (USED IN) FINANCING ACTIVITIES	(1,702,430)	(15,511,954)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,869,701	(10,493,941)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,104,383	20,706,458

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,974,084	$10,212,517

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$4,836	$179,077
Capital expenditures in accounts payable	79,084	—

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015 and 2014

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for a full year.

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
June 30, 2015 and 2014

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of June 30, 2015, the Company is committed to purchasing approximately 2.5 million bushels of corn on a forward contract basis with an average price of $3.57 per bushel. The total corn purchase contracts represent 12% of the annual plant corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At June 30, 2015, the Company is committed to purchasing approximately 240,000 MMBtu’s of natural gas with an average price of $3.02 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 18% of the projected annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery of the distillers grains.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time this price is fixed and the time the distillers grains are delivered.  At June 30, 2015, the Company is committed to selling approximately 15,000 dry equivalent tons of distillers grains with an average price of $132 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 9% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery of the distillers corn oil.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time this price is fixed and the time the distillers corn oil is delivered.  At June 30, 2015, the Company is committed to selling approximately 1,589,000 pounds of distillers corn oil with an average price of $0.28 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 13% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of June 30, 2015.

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
June 30, 2015 and 2014

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

Derivatives not designated as hedging instruments at June 30, 2015 and December 31, 2014 were as follows:

	Balance Sheet Classification	June 30, 2015	December 31, 2014*

Forward contracts in gain position		$524,199	$105,813
Futures contracts in gain position		—	9,112
Futures contracts in loss position		—	(109,200)
Total forward and futures contracts		524,199	5,725
Cash held by broker		—	1,451,734
	Current Assets	$524,199	$1,457,459

Forward contracts in loss position		$(51,250)	$(1,447,513)
Futures contracts in gain position		1,275	—
Futures contracts in loss position		(720,438)	—
Total forward and futures contracts		(770,413)	(1,447,513)
Cash held by broker		636,505	—
	(Current Liabilities)	$(133,908)	$(1,447,513)
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

	Statement of Operations	Three Months Ended June 30,
	Classification	2015	2014
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(613,955)	$2,543,696
Forward contracts	Cost of Revenues	412,239	(2,002,175)

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015 and 2014

	Statement of Operations	Six Months Ended June 30,
	Classification	2015	2014
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$65,797	$(169,978)
Forward contracts	Cost of Revenues	302,101	(1,988,023)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015 and 2014

NOTE 3.     INVENTORY

Inventory consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014*
Raw materials	$3,182,106	$3,815,780
Finished goods	735,591	689,276
Work in process	514,552	571,521
Parts inventory	1,057,491	1,030,069
	$5,489,740	$6,106,646

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s March 31, 2015 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,952,000 and $1,748,000 as of June 30, 2015 and December 31, 2014, respectively.

Dakota Ethanol has a 9% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s December 31, 2014 unaudited interim financials. The carrying amount of the Company’s investment was approximately $1,174,000 as of June 30, 2015 and December 31, 2014.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership which owns and operates an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s June 30, 2015 unaudited interim results. The carrying amount of the Company’s investment was approximately $598,000 and $540,000 as of June 30, 2015 and December 31, 2014, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s June 30, 2015 unaudited interim results. The carrying amount of the Company’s investment was approximately $14,248,000 and $19,720,000 as of June 30, 2015 and December 31, 2014, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s June 30, 2015 unaudited interim results. The carrying amount of the Company’s investment was approximately $42,000 and $33,000 as of June 30, 2015 and December 31, 2014.

Condensed, combined unaudited financial information of the Company’s investments in RPMG, PGVP, LT, GH and GEM is as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015 and 2014

Balance Sheet	June 30, 2015	December 31, 2014
Current Assets	$165,432,995	$209,600,962
Other Assets	168,184,535	176,468,346
Current Liabilities	122,754,451	95,234,540
Long-term Liabilities	19,261,172	34,280,219
Members' Equity	191,601,911	256,554,549

	Three Months Ended
Income Statement	June 30, 2015	June 30, 2014
Revenue	$70,327,448	$82,363,732
Gross Profit	18,430,572	27,469,034
Net Income	12,957,863	20,970,588

	Six Months Ended
Income Statement	June 30, 2015	June 30, 2014
Revenue	$134,181,321	$169,777,965
Gross Profit	30,443,936	54,396,326
Net Income	18,871,284	41,334,566

The following table shows the condensed financial information of GH, which represents greater than 10% of the Company's net income as of June 30, 2015:

Balance Sheet	June 30, 2015	December 31, 2014
Current Assets	$26,465,552	$90,121,911
Other Assets	149,054,589	157,660,672
Current Liabilities	13,777,813	16,384,133
Long-term Liabilities	19,261,172	34,264,219
Members' Equity	142,481,156	197,134,231

	Three Months Ended
Income Statement	June 30, 2015	June 30, 2014
Revenue	$66,329,663	$79,829,989
Gross Profit	15,525,193	25,219,234
Net Income	11,251,033	19,876,094

	Six Months Ended
Income Statement	June 30, 2015	June 30, 2014
Revenue	$126,056,767	$164,796,188
Gross Profit	24,563,939	50,102,939
Net Income	15,346,925	39,176,616

The Company recorded equity in net income of approximately $1,125,000 and $1,535,000 from GH for the three and six months ended June 30, 2015, respectively. The Company recorded equity in net income of approximately $1,988,000 and $4,123,000 from GH for the three and six months ended June 30, 2014, respectively. The Company recorded equity in net income of approximately $116,000 and $250,000 from its other investments for the three and six months ended June 30, 2015, respectively. The Company recorded equity in net income of approximately $84,000 and $165,000 from our other investments for the three and six months

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015 and 2014

ended June 30, 2014 respectively. The Company has undistributed net earnings in investees of approximately $3,670,000 and $8,880,000 as of June 30, 2015 and December 31, 2014, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On November 11, 2014, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in on amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation. Interest on the outstanding principal balances will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.20% at June 30, 2015. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. The note expires on November 1, 2016. On June 30, 2015, Dakota Ethanol had $0 outstanding and $3,793,000 available to be drawn on the revolving promissory note under the borrowing base.

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

On November 11, 2014, Dakota Ethanol executed a revolving promissory note from FCSA in the amount of $15,000,000. The amount Dakota Ethanol can borrow on the note decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The note matures on October 1, 2024. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.45% at June 30, 2015. The note contains a non-use fee of 0.5% on the unused portion of the note. On June 30, 2015, Dakota Ethanol had $1,000 outstanding and $14,249,000 available to be drawn on the note.

The balances of the notes payable are as follows:

	June 30, 2015	December 31, 2014*

Notes payable - FCSA	$1,000	$1,000
Note payable - Other	—	13,708
	1,000	14,708
Less current portion	—	(13,708)
	$1,000	$1,000

*Derived from audited financial statements

Minimum principal payments for the next five years are estimated as follows:

Years Ending June 30,	Amount
2016	$—
2017	—
2018	—
2019	—
2020	—
Thereafter	1,000

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015 and 2014

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015 and 2014

	Total	Level 1	Level 2	Level 3
June 30, 2015

Assets:
Derivative financial instruments,
futures contracts	$1,275	$1,275	$—	$—
forward contracts	$524,199	$—	$524,199	$—

Liabilities:
Derivative financial instruments,
futures contracts	$(720,438)	$(720,438)	$—	$—
forward contracts	$(51,250)	$—	$(51,250)	$—

December 31, 2014*

Assets:
Derivative financial instruments,
futures contracts	$9,112	$9,112	$—	$—
forward contracts	105,813	—	105,813	—

Liabilities:
Derivative financial instruments,
futures contracts	$(109,200)	$(109,200)	$—	$—
forward contracts	(1,447,513)	—	(1,447,513)	—
*Derived from audited financial statements.

During the three and six months ended June 30, 2015, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of June 30, 2015 and December 31, 2014, the Company did not have any Level 3 assets or liabilities.

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
Sales and marketing fees related to the agreements are as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015 and 2014

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Revenues ethanol	$18,083,461	$23,786,271	$33,619,109	$54,707,748
Revenues distiller's dried grains and corn oil	2,519,803	2,994,070	4,225,432	5,583,830

Marketing fees ethanol	42,246	32,903	84,493	65,805
Marketing fees distiller's dried grains and corn oil	17,106	16,206	32,205	30,874

	June 30, 2015	December 31, 2014*
Amounts due included in accounts receivable	$2,935,347	$246,560
*Derived from audited financial statements.
NOTE 9.    COMMITMENTS

Dakota Ethanol has committed to contracts to expand the ethanol tank farm and shipping equipment. The total value of the contracts is approximately $4 million. There is approximately $3.1 million remaining as of June 30, 2015. The project is expected to be completed in the third quarter of 2015. Dakota Ethanol will pay for the upgrades with cash flows from operations and the long-term revolving debt currently in place.

NOTE 10.    INSURANCE CLAIMS

Dakota Ethanol experienced property damage to grain handling equipment in June 2014. The damages were covered by property and business interruption insurance policies. The Company continued to use the equipment through May 2015, at which time the equipment was disposed of resulting in a loss of approximately $674,000. Insurance proceeds of $2,000,000, consisting of $1,500,000 from the property insurance claim and $500,000 from the business interruption claim, were received in the second quarter of 2015. The loss on disposal of damaged assets and property insurance proceeds are both recorded in cost of revenues in the statements of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2015, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2014, included in the Company's Annual Report on Form 10-K for 2014.

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

Our revenue is derived from the sale and distribution of our ethanol, distillers grains and corn oil.  The ethanol plant currently operates in excess of its nameplate capacity, producing approximately 50 million gallons of ethanol per year.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. We have engaged Renewable Products Marketing Group, Inc. ("RPMG, Inc.") to market all of the ethanol and corn oil that we produce at the ethanol plant. Further, RPMG, Inc. markets all of the distillers grains that we produce that we do not market internally to local customers.

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

Results of Operations

Comparison of the Fiscal Quarters Ended June 30, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended June 30, 2015 and 2014:

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenues	$23,680,338	100.0	$30,468,555	100.0

Cost of Revenues	19,980,671	84.4	21,337,052	70.0

Gross Profit	3,699,667	15.6	9,131,503	30.0

Operating Expense	883,462	3.7	883,570	2.9

Income from Operations	2,816,205	11.9	8,247,933	27.1

Other Income	1,756,184	7.4	2,004,428	6.6

Net Income	$4,572,389	19.3	$10,252,361	33.6

Revenues

Revenue from ethanol sales decreased by approximately 24% during our second quarter of 2015 compared to the same period of 2014. Revenue from distillers grains sales decreased by approximately 16% during our second quarter of 2015 compared to the same period of 2014. Revenue from corn oil sales decreased by approximately 16% during our second quarter of 2015 compared to the same period of 2014. Operating margins were significantly reduced during our second quarter of 2015 compared to the same period of 2014, primarily due to lower ethanol and distillers grains prices which were not offset by comparable reductions in corn prices.

Ethanol

Our ethanol revenue was approximately $5.7 million less during our second quarter of 2015 compared to our second quarter of 2014, a decrease of approximately 24%. This decrease in ethanol revenue was due to a decrease in the average price we received for the ethanol we sold during our second quarter of 2015 compared to our second quarter of 2014 partially offset by an increase in the volume of ethanol we sold during the 2015 period. We sold approximately 17% more gallons of ethanol during our second quarter of 2015 compared to the same period of 2014, an increase of approximately 1,891,000 gallons, due to increased production capacity by the plant and less plant downtime during the 2015 period.

The average price we received for our ethanol was approximately $0.77 per gallon less during our second quarter of 2015 compared to our second quarter of 2014, a decrease of approximately 35%. Management attributes this decrease in ethanol prices with excess ethanol supply in the market and lower gasoline prices which both impacted ethanol demand and prices during our second quarter of 2015.

Operating margins were reduced during our second quarter of 2015 compared to our second quarter of 2014 as a result of lower prices for our products which was not offset by comparable decreases in our raw material costs. During our 2014 fiscal year, operating margins were considerably higher primarily due to increased ethanol prices and relatively lower corn costs. The higher ethanol prices during our second quarter of 2014 related to ethanol supply disruptions from delayed rail shipments across the industry. These rail shipping delays were alleviated by our third quarter of 2014 and were not as pronounced during our 2015 fiscal year. Management believes that operating margins will remain tight for the rest of our 2015 fiscal year. Recently, the United States Environmental Protection Agency (EPA) released the renewable volume obligations for 2014, 2015 and 2016 under the Federal Renewable Fuels Standard (RFS). The renewable volume obligations establish the amount of various renewable fuels which must be used each year in the United States. The EPA has been late establishing the renewable volume obligations for previous years so the EPA released three years' of the requirement at once. The renewable volume obligations established by the EPA decreased the corn-based ethanol use requirements for 2014, 2015 and 2016 below the statutory requirements in the RFS. Management believes the decreases in the renewable volume obligations has negatively impacted ethanol demand and prices which has negatively impacted profitability in the ethanol industry. This decrease in ethanol demand and prices may continue to impact profitability in the ethanol industry going forward, especially if gasoline prices remain lower. Lower gasoline prices have traditionally negatively impacted ethanol prices. In the past, more ethanol was used than was required by the RFS because ethanol is usually less expensive than gasoline. This price difference increased demand for ethanol. However, due to current lower gasoline prices, the price difference between ethanol and gasoline is small resulting in lower ethanol demand. Recently, the ethanol industry has experienced increased export demand for ethanol due to lower market ethanol prices. These exports have provided some support for ethanol prices in the United States.

Distillers Grains

Our total distillers grains revenue was approximately 16% less during our second quarter of 2015 compared to the same period of 2014 due to decreased distillers grains prices partially offset by increased distillers grains sales. For our second quarter of 2015, we sold approximately 35% of our total distillers grains in the dried form and approximately 65% of our total distillers grains in the modified/wet form. By comparison, for our second quarter of 2014, we sold approximately 37% of our total distillers grains in the dried form and approximately 63% of our total distillers grains in the modified/wet form. We determine the mix between dried distillers grains and modified/wet distillers grains we sell based on market conditions and the relative profitability of selling the different forms of distillers grains. We consume additional natural gas when we produce dried distillers grains as compared to modified/wet distillers grains which can impact the profit we generate from sales of dried distillers grains. Management anticipates that we will maintain the current mix between dried distillers grains and modified/wet distillers grains going forward unless market conditions change in a way that favors one product over the other.

The average price we received for our dried distillers grains was approximately 17% less during our second quarter of 2015 compared to the same period of 2014, a decrease of approximately $30 per ton. The average price we received for our modified/wet distillers grains was approximately 23% less for our second quarter of 2015 compared to the same period of 2014, a decrease of approximately $41 per ton. Management attributes the decrease in the selling price of our distillers grains with decreasing corn and feed prices. Distillers grains prices typically fluctuate based on the price of corn, soy bean meal and other competing feed products. Due to increased corn supplies and anticipated corn production during the current crop year, corn prices have continued lower which management believes will result in lower distillers prices for the rest of our 2015 fiscal year.

Corn Oil

Our total pounds of corn oil sold increased by approximately 6% during our second quarter of 2015 compared to the same period of 2014, an increase of approximately 156,000 pounds, primarily due to improved oil extraction efficiencies and increased total production. Management anticipates that corn oil production will continue to be variable based on the total production of ethanol at our plant and by operating efficiencies we achieve at the ethanol plant. Partially offsetting the increase in corn oil sales was a decrease in the average price we received for our corn oil of approximately 21% for our second quarter of 2015 compared to the same period of 2014, a decrease of approximately $0.07 per pound. This decrease in market corn oil prices was primarily due to lower corn oil demand and increased corn oil supplies in the market. The biodiesel industry has been impacted by recent legislative changes, including the expiration of the biodiesel blenders' tax credit. However, since the biodiesel use requirement in the RFS was maintained, it has positively impacted corn oil prices following the end of our second quarter of 2015. Management anticipates slightly higher corn oil prices for the rest of our 2015 fiscal year. Further, management anticipates a much greater increase in corn oil prices if the biodiesel blenders' tax credit is renewed which historically has resulted in a significant increase in biodiesel production.

Cost of Revenues

Our cost of revenues decreased primarily due to the reduction in corn and natural gas costs, the primary raw materials we use to produce our products. Additionally, we received insurance proceeds during our second quarter of 2015 related to storm damage at our plant which reduced our cost of revenue during the 2015 period.

Our cost of revenues relating to corn was approximately 4% less for our second quarter of 2015 compared to the same period of 2014 due to lower corn prices partially offset by increased corn consumption during the 2015 period. Our average cost per bushel of corn decreased by approximately 13% for our second quarter of 2015 compared to our second quarter of 2014. Management attributes the decrease in corn prices with lower market corn prices as a result of the large corn crop which was harvested in the fall of 2014 along with increased corn carryover from the prior corn marketing year. Further, projections regarding the current corn crop indicate that there will be another large corn crop harvested in the fall of 2015. Management anticipates continued lower corn prices during our 2015 fiscal year as a result of the increased corn supplies.

We consumed approximately 11% more corn during our second quarter of 2015 compared to the same period of 2014 due to less plant downtime and increased production capacity during the 2015 period. Management anticipates that our corn consumption will be slightly higher during our 2015 fiscal year compared to our 2014 fiscal year due to our plant upgrade project which was completed at the end of our 2014 fiscal year which has increased our ethanol production rates.

Our cost of revenues related to natural gas decreased by approximately $643,000, a decrease of approximately 38%, for our second quarter of 2015 compared to our second quarter of 2014. This decrease was due to a significant decrease in market natural gas prices during our second quarter of 2015 compared to the same period of 2014 along with decreased natural gas usage due to our plant improvement projects and a milder winter during the 2015 period. During 2014, we experienced unusually high natural gas prices during our first quarter due to the colder winter which resulted in natural gas price spikes. These higher natural gas prices continued into our second quarter of 2014. Market natural gas prices were lower during our second quarter of 2015 due to improved natural gas supply and demand relationships. Our average cost per MMBtu of natural gas during our second quarter of 2015 was approximately 34% lower compared to the price for our second quarter of 2014. Management anticipates that natural gas prices will remain relatively stable as the market supply of natural gas has returned to more traditional levels. However, if natural gas production problems occur during 2015, it could result in higher natural gas prices which could negatively impact our profitability.

We used approximately 6% fewer MMBtus of natural gas during our second quarter of 2015 compared to the same period of 2014 due to energy efficiency improvements in the plant. This decrease in our natural gas consumption occurred even though we had more production during the 2015 period which typically requires additional natural gas. Management anticipates that our natural gas consumption will remain at current levels despite anticipated increases in production due to our energy efficiency projects.

Operating Expenses

Our operating expenses were nearly the same for our second quarter of 2015 compared to the same period of 2014.

Other Income and Expense

Our interest and other income decreased during our second quarter of 2015 compared to the same period of 2014 due to less cash on hand. The insurance proceeds are related to business interruption insurance coverage from storm damage incurred during our second quarter of 2014. Our income related to our investments was less during our second quarter of 2015 compared to the same period of 2014 due to reduced profitability in the ethanol industry which impacts our portion of the net income generated by our investments, including Guardian Hankinson, LLC and RPMG, because both are involved in the ethanol industry. Our interest expense was lower during our second quarter of 2015 compared to the same period of 2014 due to having less borrowings outstanding on our loans during the 2015 period.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the six months ended June 30, 2015 and 2014:

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenues	$44,395,483	100.0	$68,759,645	100.0

Cost of Revenues	39,999,813	90.1	48,760,913	70.9

Gross Profit	4,395,670	9.9	19,998,732	29.1

Operating Expense	1,947,267	4.4	1,916,950	2.8

Income from Operations	2,448,403	5.5	18,081,782	26.3

Other Income	2,362,935	5.3	4,144,881	6.0

Net Income	$4,811,338	10.8	$22,226,663	32.3

Revenues

Revenue from ethanol sales decreased by approximately 39% during the six months ended June 30, 2015 compared to the same period of 2014. Revenue from distillers grains decreased by approximately 26% during the six months ended June 30, 2015 compared to the same period of 2014. Revenue from corn oil decreased by approximately 3% during the six months ended June 30, 2015 compared to the same period of 2014.

Ethanol

Our ethanol revenue was approximately $21.1 million less during the six months ended June 30, 2015 compared to the same period of 2014, a decrease of approximately 39%. The average price we received for our ethanol decreased by approximately 43% for the six months ended June 30, 2015 compared to the same period of 2014, a decrease of approximately$1 per gallon of ethanol sold. Our total gallons of ethanol sold during the six months ended June 30, 2015 was approximately 7% more than during the same period of 2014, an increase of approximately 1,681,000 gallons.

Distillers Grains

Our total distillers grains revenue decreased by approximately $3,192,000 for the six months ended June 30, 2015 compared to the same period of 2014. We sold slightly less total tons of distillers grains during the six months ended June 30, 2015 compared to the same period of 2014. The average price we received for our dried distillers grains decreased by approximately $52 per ton, a decrease of approximately 29%, for the six months ended June 30, 2015 compared to the same period of 2014. The average price we received for our modified/wet distillers grains decreased by approximately $44 per ton, a decrease of approximately 24%, for the six months ended June 30, 2015 compared to the same period of 2014. For the six months ended June 30, 2015, we sold approximately 31% of our distillers grains in the dried form and approximately 69% in the modified/wet form. During the six months ended June 30, 2014, we sold approximately 33% of our distillers grains in the dried form and approximately 67% in the modified/wet form. We experienced stronger demand for the modified/wet distillers grains during the 2015 period which resulted in increased sales of modified/wet distillers grains during that period.

Corn Oil

Our total pounds of corn oil sold increased by approximately 13% during the six months ended June 30, 2015 compared to the same period of 2014 due to improved efficiency in operating our corn oil extraction equipment and increased total production at the ethanol plant. This increase in corn oil production results in less tons of total distillers grains produced which is the reason distillers grains production remained flat during the six months ended June 30, 2015 compared to the same period of 2014 while ethanol production was higher. Offsetting this increase in production, the average price we received for our corn oil decreased by approximately 16% for the six months ended June 30, 2015 compared to the same period of 2014 due to lower commodity prices and decreased corn oil demand.

Cost of Revenues

Our cost of revenues decreased primarily due to the reduction in corn and natural gas costs, the primary raw materials we use to produce our products. Additionally, we received insurance proceeds during our second quarter of 2015 related to storm damage at our plant which reduced our cost of revenue during the 2015 period.

Our cost of revenues related to corn was approximately 17% less for the six months ended June 30, 2015 compared to the same period of 2014. Our average cost per bushel of corn decreased by approximately 21% for the six months ended June 30, 2015 compared to the same period of 2014, a decrease of approximately $0.88 per bushel of corn. We used approximately 5% more bushels of corn during the six months ended June 30, 2015 compared to the same period of 2014. Our cost of revenues related to natural gas decreased by approximately $2,303,000, a decrease of approximately 47%, for the six months ended June 30, 2015 compared to the same period of 2014. Our average cost per MMBtu of natural gas during the six months ended June 30, 2015 was approximately 42% lower compared to the same period of 2014, a decrease of approximately $3.02 per MMBtu of natural gas. We used approximately 8% less natural gas during the six months ended June 30, 2015 compared to the same period of 2014. This decrease was due to our energy efficiency project which reduced our natural gas consumption at the plant.

Operating Expense

Our operating expenses increased by approximately 2%, or approximately $30,000, for the six months ended June 30, 2015 compared to the same period of 2014. This increase was due primarily to increased professional fees for environmental testing along with increased wages and bonuses. These increased wage and bonus costs were incurred during our first quarter of 2015.

Other Income and Expense

Our interest and other income was greater during our six months ended June 30, 2015 compared to the same period of 2014 due to increased dividends received. The insurance proceeds are related to business interruption insurance coverage from storm damage incurred during our second quarter of 2014. Our income related to our investments was less during our six months ended June 30, 2015 compared to the same period of 2014 due to reduced profitability in the ethanol industry which impacts our portion of the net income generated by our investments. Our interest expense was lower during our six months ended June 30, 2015 compared to the same period of 2014 due to having less borrowings outstanding on our loans during the 2015 period.

Changes in Financial Condition for the Six Months Ended June 30, 2015

Current Assets

We had more cash on hand at June 30, 2015 compared to December 31, 2014, primarily due to income we generated from our operations and distributions we received from our investments during our 2015 fiscal year. We had more accounts receivable at June 30, 2015 compared to December 31, 2014 due to the timing of the end of our quarter. We were awaiting payment for a larger quantity of our products at June 30, 2015 compared to December 31, 2014. We had less other receivables at June 30, 2015 compared to December 31, 2014 due to distributions receivable from investments that were received in the first quarter. The decrease in our inventory is due primarily to lower corn inventory due to lower stocks and lower market corn prices which are used to value our inventory at June 30, 2015 compared to market prices at December 31, 2014. We had less cash held by our commodities broker as of June 30, 2015 compared to December 31, 2014 which decreased the value of our derivative instruments at June 30, 2015.

Property and Equipment

Our net property and equipment was higher at June 30, 2015 compared to December 31, 2014 as a result of the capital improvements we made, partially offset by regular depreciation of our equipment and disposal of damaged equipment.

Other Assets

The value of our investments were lower at June 30, 2015 compared to December 31, 2014 primarily due to the reduction in the value of our investment in Guardian Hankinson, LLC as a result of a $7,000,000 distribution we received from Guardian Hankinson, LLC during our first quarter of 2015, offset by income generated by our investments since that time.

Current Liabilities

We had more outstanding checks in excess of bank balances at June 30, 2015 compared to December 31, 2014 due to the timing of transfers between our accounts. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was significantly lower at June 30, 2015 compared to December 31, 2014 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes, which increases our accounts payable at that time. These deferred payments were made early in our first quarter of 2015. We had a smaller liability associated with our derivative financial instruments at June 30, 2015 compared to December 31, 2014 due to having less unrealized losses on our risk management positions at June 30, 2015 related to our forward contracts.

Long-Term Liabilities

Our long-term liabilities were comparable at June 30, 2015 and December 31, 2014.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of June 30, 2015, we had $1,000 outstanding and $18,042,000 available to be drawn on these revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$6,452,891	$10,804,827
Net cash (used in) investing activities	(1,880,760)	(5,786,814)
Net cash (used in) financing activities	(1,702,430)	(15,511,954)

Cash Flow From Operations. Our operating activities provided less cash during the six months ended June 30, 2015 compared to the same period of 2014, primarily due to decreased profitability in the 2015 period. We had significantly less net income during the 2015 period compared to the 2014 period which negatively impacted our cash flow for our first six months of 2015.

Cash Flow From Investing Activities. Our investing activities used less cash during the six months ended June 30, 2015 compared to the same period of 2014 due to less capital expenditures compared to the 2014 period and offset by insurance proceeds we received during the 2015 period.

Cash Flow From Financing Activities. Our financing activities used less cash during the six months ended June 30, 2015 compared to the same period of 2014 due to decreased payments on our long-term debt along with decreased distributions during the 2015 period.

Indebtedness

Effective May 15, 2013, we entered into a comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). Our FCSA credit facility replaced our prior loans with First National Bank of Omaha. Our FCSA credit facility was originally comprised of a $10 million revolving operating line of credit (the "Operating Line") and a $5 million revolving term commitment (the "Term Revolver"). Our FCSA credit facility was amended in December 2013 to add an additional $10 million term loan (the "Term Loan"). We amended our FCSA loans on November 11, 2014, the primary purpose of which was to replace our $5 million Term Revolver and our $10 million Term Loan with a new $15 million reducing revolving loan (the "Reducing Revolving Loan"). All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

Operating Line

The Operating Line's term was extended in our November 11, 2014 amendment to November 1, 2016. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrued at the one month London Interbank Offered Rate ("LIBOR") plus 300 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at June 30, 2015 was 3.20%. As of June 30, 2015, we had $0 outstanding on the Operating Line and $3,793,000 available to be drawn, taking into account the borrowing base calculation.

Reducing Revolving Loan

On November 11, 2014, we executed a loan amendment with FCSA which eliminated our prior Term Loan and Term Revolver and replaced them with a new $15 million Reducing Revolving Loan. Interest accrues on the Reducing Revolving Loan at a rate of 325 basis points in excess of the one-month LIBOR and we agreed to pay a fee of 0.50% for any unused amount of the Reducing Revolving Loan. The amount we can borrow on the Reducing Revolving Loan decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The Reducing Revolving Loan matures on October 1, 2024. The interest rate for this loan at June 30, 2015 was 3.45%. As of June 30, 2015, we had $1,000 outstanding on the Reducing Revolving Loan and $14,249,000 available to be drawn.

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

As of June 30, 2015, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of June 30, 2015, we had $1,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.45%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of June 30, 2015, would be less than $1.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $202,000 related to derivative instruments for the quarter ended June 30, 2015. We recorded a decrease to our cost of revenues of approximately $542,000 related to derivative instruments for the quarter ended June 30, 2014. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of June 30, 2015, we were committed to purchasing approximately 2.5 million bushels of corn with an average price of $3.57 per bushel. These corn purchases represent approximately 12% of our expected corn usage for the next 12 months. As of June 30, 2015, we were committed to purchasing approximately 240,000 MMBtu of natural gas with an average price of $3.02 per MMBtu. These natural gas purchases represent approximately 18% of our expected corn usage for the next 12 months. As corn and natural gas prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	58,800,000	Gallons	10%	$8,173,200
Corn	19,660,377	Bushels	10%	$7,274,339
Natural Gas	1,083,000	MMBTU	10%	$284,829

For comparison purposes, our sensitivity analysis for our second quarter of 2014 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	50,000,000	Gallons	10%	$10,500,000
Corn	15,851,385	Bushels	10%	$5,738,201
Natural Gas	1,400,000	MMBTU	10%	$644,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2014, included in our annual report on Form 10-K.

On May 29, 2015 the EPA released its proposed renewable volume obligations for corn-based ethanol under the RFS which is lower than the statutory requirements which has negatively impacted the market price of ethanol.

On May 29, 2015, the EPA released its proposed renewable volume obligations under the RFS for 2014, 2015 and 2016. The renewable volume obligations for conventional biofuels, including the corn-based ethanol we produce, is significantly lower than the statutory standard set in the RFS. The RFS requires the use of 14.40 billion gallons of conventional biofuels in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. Pursuant to the EPA proposal, the requirement for conventional biofuels in 2014 is 13.25 billion gallons, 13.40 billion gallons in 2015 and 14 billion gallons in 2016. This is a one billion gallon or more reduction in each of these years compared to the requirements in the RFS. Further, due to the lower price of gasoline, we do not anticipate that renewable fuels blenders will use more ethanol than is required by the RFS which may result in a significant decrease in ethanol demand. This departure by the EPA from the statutory requirements in the RFS is expected to have a negative impact on ethanol prices and demand in 2015 and 2016 and potentially beyond and is expected to result in reduced operating margins in the future. This reduction in ethanol demand is expected to have a material negative impact on our operating performance and financial condition.

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
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	August 14, 2015	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2015	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)