Form 10-Q
period 2015-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2015-11-13
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2015

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

As of November 13, 2015, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$9,569,321	$6,104,383
Accounts receivable	2,946,752	1,025,685
Other receivables	21,197	1,381,468
Inventory	4,103,611	6,106,646
Derivative financial instruments	1,004,878	1,457,459
Prepaid expenses	115,227	306,351
Total current assets	17,760,986	16,381,992

PROPERTY AND EQUIPMENT
Land	874,473	676,097
Land improvements	3,829,656	2,739,818
Buildings	8,881,297	9,655,192
Equipment	49,987,541	46,138,840
Construction in progress	3,602,612	626,085
	67,175,579	59,836,032
Less accumulated depreciation	(33,131,771)	(31,486,760)
Net property and equipment	34,043,808	28,349,272

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	16,106,941	23,214,456
Other	148,097	233,489
Total other assets	26,650,804	33,843,711

TOTAL ASSETS	$78,455,598	$78,574,975

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$4,410,088	$246,847
Accounts payable	3,537,420	7,407,491
Accrued liabilities	519,806	511,613
Derivative financial instruments	407,771	1,447,513
Current maturities of notes payable	—	13,708
Other	120,635	120,635
Total current liabilities	8,995,720	9,747,807

LONG-TERM LIABILITIES
Notes payable, net of current maturities	1,000	1,000
Other	223,940	225,940
Total long-term liabilities	224,940	226,940

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	69,234,938	68,600,228

TOTAL LIABILITIES AND MEMBERS' EQUITY	$78,455,598	$78,574,975

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

REVENUES	$22,038,423	$28,961,413	$66,433,906	$97,721,057

COSTS OF REVENUES	19,817,321	21,309,028	60,642,843	70,069,939

GROSS PROFIT	2,221,102	7,652,385	5,791,063	27,651,118

OPERATING EXPENSES	772,964	843,870	1,894,522	2,760,821

INCOME FROM OPERATIONS	1,448,138	6,808,515	3,896,541	24,890,297

OTHER INCOME (EXPENSE)
Interest and other income	12,014	14,532	94,284	41,410
Business interruption claims recovery	—	—	500,000	—
Equity in net income of investments	392,686	2,213,776	2,177,486	6,501,663
Interest expense	(1,954)	(77,133)	(6,089)	(247,017)
Total other income	402,746	2,151,175	2,765,681	6,296,056

NET INCOME	$1,850,884	$8,959,690	$6,662,222	$31,186,353

BASIC AND DILUTED EARNINGS PER UNIT	$0.06	$0.30	$0.22	$1.05

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.10	$0.35	$0.20	$0.80

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

OPERATING ACTIVITIES
Net income	$6,662,222	$31,186,353
Changes to net income affecting cash and cash equivalents
Depreciation and amortization	2,440,041	2,111,759
Distributions in excess of earnings (earnings in excess of distributions) from investments	7,127,600	(6,501,663)
Gain on involuntary conversion property and equipment	(825,709)	—
(Increase) decrease in
Receivables	(560,796)	237,982
Inventory	2,003,035	4,020,229
Prepaid expenses	191,124	66,270
Derivative financial instruments	(587,161)	1,508,959
Increase (decrease) in
Accounts payable	(4,494,851)	(9,161,420)
Accrued and other liabilities	6,193	(67,515)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,961,698	23,400,954

INVESTING ACTIVITIES
Insurance proceeds	1,500,000	—
Purchase of property and equipment	(8,103,781)	(5,322,208)
Purchase of investments	(15,000)	(455,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(6,618,781)	(5,777,208)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	4,163,241	1,436,470
Principal payments on long-term notes payable	(13,708)	(2,461,171)
Distributions paid to members	(6,027,512)	(23,738,272)
NET CASH (USED IN) FINANCING ACTIVITIES	(1,877,979)	(24,762,973)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,464,938	(7,139,227)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,104,383	20,706,458

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,569,321	$13,567,231

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$6,790	$249,937
Capital expenditures in accounts payable	624,780	1,832,762

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for a full year.

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
September 30, 2015 and 2014

Investment in commodities contracts, derivative instruments and hedging activities

The Company is exposed to certain risks related to its ongoing business operations.  The primary risks that the Company manages by using forward or derivative instruments are price risk on inventories and anticipated purchases of corn and natural gas and the sale of ethanol, distillers grains and distillers corn oil.

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk of loss in the market value of inventories and forward contracts.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of September 30, 2015, the Company is committed to purchasing approximately 1.3 million bushels of corn on a forward contract basis with an average price of $3.70 per bushel. The total corn purchase contracts represent 7% of the annual plant corn usage.

The Company enters into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At September 30, 2015, the Company is committed to purchasing approximately 60,000 MMBtu’s of natural gas with an average price of $3.02 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these commitments to market. The natural gas purchases represent approximately 5% of the projected annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery of the distillers grains.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time this price is fixed and the time the distillers grains are delivered.  At September 30, 2015, the Company is committed to selling approximately 43,000 dry equivalent tons of distillers grains with an average price of $119 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these commitments to market. The distillers grains sales represent approximately 28% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery of the distillers corn oil.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time this price is fixed and the time the distillers corn oil is delivered.  At September 30, 2015, the Company is committed to selling approximately 768,000 pounds of distillers corn oil with an average price of $0.23 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these commitments to market. The distillers corn oil sales represent approximately 7% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of September 30, 2015.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014

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

Derivatives not designated as hedging instruments at September 30, 2015 and December 31, 2014 were as follows:

	Balance Sheet Classification	September 30, 2015	December 31, 2014*

Forward contracts in gain position		$19,661	$105,813
Futures contracts in gain position		85,688	9,112
Futures contracts in loss position		(450)	(109,200)
Total forward and futures contracts		104,899	5,725
Cash held by broker		899,979	1,451,734
	Current Assets	$1,004,878	$1,457,459

Forward contracts in loss position	(Current Liabilities)	$(407,771)	$(1,447,513)
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

	Statement of Operations	Three Months Ended September 30,
	Classification	2015	2014
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$1,067,934	$2,413,385
Forward contracts	Cost of Revenues	(826,316)	(2,551,374)

	Statement of Operations	Nine Months Ended September 30,
	Classification	2015	2014
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$1,133,731	$2,243,407
Forward contracts	Cost of Revenues	(524,216)	(4,539,397)

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

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

Reclassification

Certain items in the Consolidated Statements of Income have been reclassified to conform to the current classification. The changes have no effect to net income, but were changed to agree with the classifications used in the September 30, 2015 financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014

NOTE 3.     INVENTORY

Inventory consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014*
Raw materials	$1,689,130	$3,815,780
Finished goods	820,148	689,276
Work in process	483,088	571,521
Parts inventory	1,111,245	1,030,069
	$4,103,611	$6,106,646

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s June 30, 2015 unaudited interim results. The carrying amount of the Company’s investment was approximately $2,022,000 and $1,748,000 as of September 30, 2015 and December 31, 2014, respectively.

Dakota Ethanol has a 9% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s June 30, 2015 unaudited interim financials. The carrying amount of the Company’s investment was approximately $1,174,000 as of September 30, 2015 and December 31, 2014.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership which owns and operates an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s September 30, 2015 unaudited interim results. The carrying amount of the Company’s investment was approximately $636,000 and $540,000 as of September 30, 2015 and December 31, 2014, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s September 30, 2015 unaudited interim results. The carrying amount of the Company’s investment was approximately $12,233,000 and $19,720,000 as of September 30, 2015 and December 31, 2014, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s September 30, 2015 unaudited interim results. The carrying amount of the Company’s investment was approximately $42,000 and $33,000 as of September 30, 2015 and December 31, 2014.

Condensed, combined unaudited financial information of the Company’s investments in RPMG, PGVP, LT, GH and GEM is as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014

Balance Sheet	September 30, 2015	December 31, 2014
Current Assets	$144,382,173	$209,600,962
Other Assets	163,655,976	176,468,346
Current Liabilities	109,657,877	95,234,540
Long-term Liabilities	23,509,649	34,280,219
Members' Equity	174,870,626	256,554,549

	Three Months Ended
Income Statement	September 30, 2015	September 30, 2014
Revenue	$57,924,872	$79,417,635
Gross Profit	10,058,230	28,467,567
Net Income	4,118,713	22,526,056

	Nine Months Ended
Income Statement	September 30, 2015	September 30, 2014
Revenue	$192,106,193	$249,195,600
Gross Profit	40,502,166	82,863,893
Net Income	22,989,997	63,860,622

The following table shows the condensed financial information of GH, which represents greater than 10% of the Company's net income as of September 30, 2015:

Balance Sheet	September 30, 2015	December 31, 2014
Current Assets	$17,416,053	$90,121,911
Other Assets	144,781,780	157,660,672
Current Liabilities	16,359,962	16,384,133
Long-term Liabilities	23,509,649	34,264,219
Members' Equity	122,328,222	197,134,231

	Three Months Ended
Income Statement	September 30, 2015	September 30, 2014
Revenue	$54,012,760	$77,084,462
Gross Profit	7,230,931	26,460,442
Net Income	2,847,066	21,211,509

	Nine Months Ended
Income Statement	September 30, 2015	September 30, 2014
Revenue	$180,069,527	$241,880,650
Gross Profit	31,794,870	76,563,381
Net Income	18,193,991	60,388,125

The Company recorded equity in net income of approximately $285,000 and $1,819,000 from GH for the three and nine months ended September 30, 2015, respectively. The Company recorded equity in net income of approximately $2,121,000 and $6,244,000 from GH for the three and nine months ended September 30, 2014, respectively. The Company recorded equity in net income of approximately $108,000 and $358,000 from its other investments for the three and nine months ended September 30, 2015, respectively. The Company recorded equity in net income of approximately $93,000 and $257,000 from our other investments

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014

for the three and nine months ended September 30, 2014 respectively. The Company has undistributed net earnings in investees of approximately $1,762,000 and $8,880,000 as of September 30, 2015 and December 31, 2014, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On November 11, 2014, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in on amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation. Interest on the outstanding principal balances will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.20% at September 30, 2015. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. The note expires on November 1, 2016. On September 30, 2015, Dakota Ethanol had $0 outstanding and $3,587,000 available to be drawn on the revolving promissory note under the borrowing base.

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

On November 11, 2014, Dakota Ethanol executed a revolving promissory note from FCSA in the amount of $15,000,000. The amount Dakota Ethanol can borrow on the note decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The note matures on October 1, 2024. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.45% at September 30, 2015. The note contains a non-use fee of 0.5% on the unused portion of the note. On September 30, 2015, Dakota Ethanol had $1,000 outstanding and $14,249,000 available to be drawn on the note.

The balances of the notes payable are as follows:

	September 30, 2015	December 31, 2014*

Notes payable - FCSA	$1,000	$1,000
Note payable - Other	—	13,708
	1,000	14,708
Less current portion	—	(13,708)
	$1,000	$1,000

*Derived from audited financial statements

Minimum principal payments for the next five years are estimated as follows:

Years Ending September 30,	Amount
2016	$—
2017	—
2018	—
2019	—
2020	—
Thereafter	1,000

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014

	Total	Level 1	Level 2	Level 3
September 30, 2015

Assets:
Derivative financial instruments,
futures contracts	$85,688	$85,688	$—	$—
forward contracts	19,661	—	19,661	—

Liabilities:
Derivative financial instruments,
futures contracts	$(450)	$(450)	$—	$—
forward contracts	(407,771)	—	(407,771)	—

December 31, 2014*

Assets:
Derivative financial instruments,
futures contracts	$9,112	$9,112	$—	$—
forward contracts	105,813	—	105,813	—

Liabilities:
Derivative financial instruments,
futures contracts	$(109,200)	$(109,200)	$—	$—
forward contracts	(1,447,513)	—	(1,447,513)	—
*Derived from audited financial statements.

During the three and nine months ended September 30, 2015, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of September 30, 2015 and December 31, 2014, the Company did not have any Level 3 assets or liabilities.

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
Sales and marketing fees related to the agreements are as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Revenues ethanol	$17,023,820	$23,770,949	$50,642,929	$78,478,697
Revenues distiller's dried grains and corn oil	2,801,540	3,196,584	7,026,972	8,780,414

Marketing fees ethanol	42,246	32,903	126,739	98,708
Marketing fees distiller's dried grains and corn oil	19,977	22,374	52,182	53,248

	September 30, 2015	December 31, 2014*
Amounts due included in accounts receivable	$2,417,617	$246,560
*Derived from audited financial statements.
NOTE 9.    COMMITMENTS

Dakota Ethanol has started a project to expand the railroad track siding. The estimated cost of the total project is approximately $7 million. The total value of the contracts to date is approximately $4.5 million. There is approximately $3.5 million remaining on the contracts as of September 30, 2015. The project is expected to be completed in the third quarter of 2016. Dakota Ethanol will pay for the upgrades with cash flows from operations and the long-term revolving debt currently in place.

NOTE 10.    INSURANCE CLAIMS

Dakota Ethanol experienced property damage to grain handling equipment in June 2014. The damages were covered by property and business interruption insurance policies. The Company continued to use the equipment through May 2015, at which time the equipment was disposed of resulting in a loss of approximately $674,000. Insurance proceeds of $2,000,000, consisting of $1,500,000 from the property insurance claim and $500,000 from the business interruption claim, were received in the second quarter of 2015. The loss on disposal of damaged assets and property insurance proceeds are both recorded in operating expenses in the statements of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2015, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2014, included in the Company's Annual Report on Form 10-K for 2014.

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

We recently completed approximately $7 million in capital improvements to the ethanol plant related to various equipment upgrades designed to improve our energy efficiency and increase our total production by eliminating bottlenecks in our production process. We financed the plant upgrades using cash from our operations.

We recently completed expanding our ethanol tank farm and our shipping equipment. We used cash from our continuing operations to finance this capital project which cost approximately $4 million.

We are in the process of expanding our railroad siding to accommodate shipping unit trains. We anticipate this project will be completed during our third quarter of 2016. We are using cash from our continuing operations and amounts we have available to borrow on our long-term revolving debt to finance this capital project which is expected to cost approximately $7 million.

During the first quarter of 2015, we declared and paid a distribution in the amount of $0.10 per membership unit, in addition to composite tax payments made on our members' behalf, for a total distribution of $3,065,512. During the third quarter of 2015, we declared and paid another distribution in the amount of $0.10 per membership unit for a total distribution of $2,962,000.

Results of Operations

Comparison of the Fiscal Quarters Ended September 30, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended September 30, 2015 and 2014:

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenues	$22,038,423	100.0	$28,961,413	100.0

Cost of Revenues	19,817,321	89.9	21,309,028	73.6

Gross Profit	2,221,102	10.1	7,652,385	26.4

Operating Expense	772,964	3.5	843,870	2.9

Income from Operations	1,448,138	6.6	6,808,515	23.5

Other Income	402,746	1.8	2,151,175	7.4

Net Income	$1,850,884	8.4	$8,959,690	30.9

Revenues

Revenue from ethanol sales decreased by approximately 28% during our third quarter of 2015 compared to the same period of 2014. Revenue from distillers grains sales decreased by approximately 3% during our third quarter of 2015 compared to the same period of 2014. Revenue from corn oil sales decreased by approximately 3% during our third quarter of 2015 compared to the same period of 2014. Operating margins were reduced during our third quarter of 2015 compared to the same period of 2014, primarily due to lower prices for our products which were not offset by comparable reductions in corn prices.

Ethanol

Our ethanol revenue was approximately $6.8 million less during our third quarter of 2015 compared to our third quarter of 2014, a decrease of approximately 28%. This decrease in ethanol revenue was due to a decrease in the average price we received for the ethanol we sold during our third quarter of 2015 compared to our third quarter of 2014, in addition to a decrease in the volume of ethanol we sold during the 2015 period. We sold approximately 3% fewer gallons of ethanol during our third quarter of 2015 compared to the same period of 2014, a decrease of approximately 426,000 gallons, due to more plant downtime during the 2015 period partially offset by increased production capacity during the 2015 period due to our capital improvement project.

The average price we received for our ethanol was approximately $0.48 per gallon less during our third quarter of 2015 compared to our third quarter of 2014, a decrease of approximately 26%. Management attributes this decrease in ethanol prices with excess ethanol supply in the market and lower gasoline prices which both impacted ethanol demand and prices during our third quarter of 2015. In addition, management believes the price of ethanol was negatively impacted by the United States Environmental Protection Agency's (EPA) proposed ethanol use requirement under the Federal Renewable Fuels Standard (RFS) which was released in May 2015, discussed below.

Operating margins were reduced during our third quarter of 2015 compared to our third quarter of 2014 as a result of lower prices for our products which was not offset by comparable decreases in our raw material costs. During our 2014 fiscal year, operating margins were considerably higher primarily due to increased ethanol prices and relatively lower corn costs. The higher ethanol prices during our second quarter of 2014 related to ethanol supply disruptions from delayed rail shipments across the industry. These rail shipping delays were alleviated by our third quarter of 2014 and were not as pronounced during our 2015 fiscal year. Management believes that operating margins will remain tight for the rest of our 2015 fiscal year and into our 2016 fiscal year. Recently, the EPA released the renewable volume obligations for 2014, 2015 and 2016 under the RFS. The renewable volume obligations establish the amount of various renewable fuels which must be used each year in the United States. The EPA has been late establishing the renewable volume obligations for previous years so the EPA released three years' of the requirement at once. The renewable volume obligations established by the EPA decreased the corn-based ethanol use requirements for 2014, 2015 and 2016 below the statutory requirements in the RFS. Management believes the decreases in the renewable volume obligations has negatively impacted ethanol demand and prices which has negatively impacted profitability in the ethanol industry. This decrease in ethanol demand and prices may continue to impact profitability in the ethanol industry going forward, especially if gasoline prices remain lower. Lower gasoline prices have traditionally negatively impacted ethanol prices. In the past, more ethanol was used than was required by the RFS because ethanol is usually less expensive than gasoline. This price difference increased demand for ethanol. However, due to current lower gasoline prices, the price difference between ethanol and gasoline is small resulting in lower ethanol demand. During 2015, the ethanol industry experienced increased export demand for ethanol due to lower market ethanol prices. These exports have provided some support for ethanol prices in the United States.

Distillers Grains

Our total distillers grains revenue was approximately 3% less during our third quarter of 2015 compared to the same period of 2014 due to decreased total tons of distillers grains we sold partially offset by increased distillers grains prices. For our third quarter of 2015, we sold approximately 47% of our total distillers grains in the dried form and approximately 53% of our total distillers grains in the modified/wet form. By comparison, for our third quarter of 2014, we sold approximately 52% of our total distillers grains in the dried form and approximately 48% of our total distillers grains in the modified/wet form. We determine the mix between dried distillers grains and modified/wet distillers grains we sell based on market conditions and the relative profitability of selling the different forms of distillers grains. We consume additional natural gas when we produce dried distillers grains as compared to modified/wet distillers grains which can impact the profit we generate from sales of dried distillers grains. Management anticipates that we will maintain the current mix between dried distillers grains and modified/wet distillers grains going forward unless market conditions change in a way that favors one product over the other.

The average price we received for our dried distillers grains was approximately 6% more during our third quarter of 2015 compared to the same period of 2014, an increase of approximately $7 per ton. The average price we received for our modified/wet distillers grains was approximately 13% more for our third quarter of 2015 compared to the same period of 2014, an increase of approximately $15 per ton. Management attributes the increase in the selling price of our distillers grains with a stronger distillers grains market during our 2015 fiscal year since China re-entered the market in early 2015 along with more favorable forward distillers grains sales contracts we had during our 2015 fiscal year. Distillers grains prices typically fluctuate based on the price of corn, soy bean meal and other competing feed products. Management expects distillers grains prices to continue to trade relative to the value of corn. Due to an anticipated large corn crop during the fall of 2015 and China recently leaving the market, we expect that distillers grains prices will be lower compared to previous years.

Corn Oil

Our total pounds of corn oil sold increased by approximately 18% during our third quarter of 2015 compared to the same period of 2014, an increase of approximately 439,000 pounds, primarily due to improved oil extraction efficiencies. Management anticipates that corn oil production will continue to be variable based on the total production of ethanol at our plant and by operating efficiencies we achieve at the ethanol plant. Partially offsetting the increase in corn oil sales was a decrease in the average price we received for our corn oil of approximately 16% for our third quarter of 2015 compared to the same period of 2014, a decrease of approximately $0.05 per pound. This decrease in market corn oil prices was primarily due to lower corn oil demand and increased corn oil supplies in the market. The biodiesel industry has been impacted by legislative changes, including the expiration of the biodiesel blenders' tax credit. However, since the biodiesel use requirement in the RFS was maintained, it has positively impacted corn oil prices during our third quarter of 2015. Further, management expects that the biodiesel blenders' tax credit will be renewed which may have a positive impact on biodiesel production which could positively impact corn oil demand. Management anticipates relatively stable corn oil prices for the rest of our 2015 fiscal year and into our 2016 fiscal year.

Cost of Revenues

Our cost of revenues for our third quarter of 2015 was lower compared to the same period of 2014 due to reduced natural gas costs. Natural gas costs were unusually high during our 2014 fiscal year due to reduced market natural gas supplies.

Our cost of revenues relating to corn was approximately 1% greater for our third quarter of 2015 compared to the same period of 2014 due to slightly higher corn costs per bushel, partially offset by decreased corn consumption during the 2015 period. Our average cost per bushel of corn increased by approximately 2% for our third quarter of 2015 compared to our third quarter of 2014. Management attributes the increase in corn prices with exceptionally low corn prices during our 2014 fiscal year which have increased slightly during our 2015 fiscal year. Corn prices in recent years have been low due to favorable corn supplies and relatively stable corn demand. Management anticipates that corn prices will remain lower into the foreseeable future as the corn crop harvested in the fall of 2015 is expected to be another record crop.

We consumed approximately 1% less corn during our third quarter of 2015 compared to the same period of 2014 due to decreased production from more plant downtime during the 2015 period. Management anticipates that our corn consumption will be slightly higher during our 2015 fiscal year compared to our 2014 fiscal year due to our plant upgrade project which was completed at the end of our 2014 fiscal year which has increased our ethanol production rates.

Our cost of revenues related to natural gas decreased by approximately $510,000, a decrease of approximately 32%, for our third quarter of 2015 compared to our third quarter of 2014. This decrease was due to a significant decrease in market natural gas prices during our third quarter of 2015 compared to the same period of 2014 along with decreased natural gas usage due to our plant improvement project. During 2014, we experienced unusually high natural gas prices during our first quarter due to the colder winter which resulted in natural gas price spikes. These higher natural gas prices continued as natural gas supplies were replenished during 2014. Market natural gas prices were lower during our third quarter of 2015 due to improved natural gas supply and demand relationships. Our average cost per MMBtu of natural gas during our third quarter of 2015 was approximately 24% lower compared to the price for our third quarter of 2014. Management anticipates that natural gas prices will remain relatively stable as the market supply of natural gas has returned to more traditional levels. However, if natural gas production problems occur during 2015 or 2016, it could result in higher natural gas prices which could negatively impact our profitability.

We used approximately 11% fewer MMBtus of natural gas during our third quarter of 2015 compared to the same period of 2014 due to energy efficiency improvements in the plant and a shift in distillers grains production from dried to modified/wet. Management anticipates that our natural gas consumption will remain at current levels despite anticipated increases in production due to our plant improvement projects.

Operating Expenses

Our operating expenses were less for our third quarter of 2015 compared to the same period of 2014 due to decreased wages and bonuses due to our decreased profitability.

Other Income and Expense

Our interest and other income was less for our third quarter of 2015 compared to the same period of 2014 due to having less cash on hand. Our income related to our investments was less during our third quarter of 2015 compared to the same period of 2014 due to reduced profitability in the ethanol industry which impacts our portion of the net income generated by our investments, including Guardian Hankinson, LLC and RPMG, because both are involved in the ethanol industry. Our interest expense was lower during our third quarter of 2015 compared to the same period of 2014 due to having less borrowings outstanding on our loans during the 2015 period.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the nine months ended September 30, 2015 and 2014:

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenues	$66,433,906	100.0	$97,721,057	100.0

Cost of Revenues	60,642,843	91.3	70,069,939	71.7

Gross Profit	5,791,063	8.7	27,651,118	28.3

Operating Expense	1,894,522	2.9	2,760,821	2.8

Income from Operations	3,896,541	5.9	24,890,297	25.5

Other Income	2,765,681	4.2	6,296,056	6.4

Net Income	$6,662,222	10.0	$31,186,353	31.9

Revenues

Revenue from ethanol sales decreased by approximately 36% during the nine months ended September 30, 2015 compared to the same period of 2014. Revenue from distillers grains decreased by approximately 20% during the nine months ended September 30, 2015 compared to the same period of 2014. Revenue from corn oil decreased by approximately 3% during the nine months ended September 30, 2015 compared to the same period of 2014.

Ethanol

Our ethanol revenue was approximately $27.9 million less during the nine months ended September 30, 2015 compared to the same period of 2014, a decrease of approximately 36%. The average price we received for our ethanol decreased by approximately 38% for the nine months ended September 30, 2015 compared to the same period of 2014, a decrease of approximately $0.82 per gallon of ethanol sold. Our total gallons of ethanol sold during the nine months ended September 30, 2015 was approximately 3% more than during the same period of 2014, an increase of approximately 1,255,000 gallons due to improved ethanol production capacity which resulted from our capital improvement project.

Distillers Grains

Our total distillers grains revenue decreased by approximately $3,339,000 for the nine months ended September 30, 2015 compared to the same period of 2014. We sold approximately 4,000 less total tons of distillers grains, a decrease of approximately 4%, for the nine months ended September 30, 2015 compared to the same period of 2014. The decrease in production is due to improved ethanol and corn oil yields. The average price we received for our dried distillers grains decreased by approximately $25 per ton, a decrease of approximately 16%, for the nine months ended September 30, 2015 compared to the same period of 2014. The average price we received for our modified/wet distillers grains decreased by approximately $27 per ton, a decrease of approximately 17%, for the nine months ended September 30, 2015 compared to the same period of 2014. For the nine months ended September 30, 2015, we sold approximately 36% of our distillers grains in the dried form and approximately 64% in the modified/wet form. During the nine months ended September 30, 2014, we sold approximately 40% of our distillers grains in the dried form and approximately 60% in the modified/wet form. We experienced stronger demand for the modified/wet distillers grains during the 2015 period which resulted in increased sales of modified/wet distillers grains during that period.

Corn Oil

Our total pounds of corn oil sold increased by approximately 15% during the nine months ended September 30, 2015 compared to the same period of 2014 due to improved efficiency in operating our corn oil extraction equipment and increased total production at the ethanol plant. This increase in corn oil production results in less tons of total distillers grains produced which is the reason distillers grains production was lower during the nine months ended September 30, 2015 compared to the same period of 2014 while ethanol production was higher. Offsetting this increase in production, the average price we received for our corn oil decreased by approximately 16% for the nine months ended September 30, 2015 compared to the same period of 2014 due to lower commodity prices and decreased corn oil demand.

Cost of Revenues

Our cost of revenues decreased primarily due to the reduction in corn and natural gas costs, the primary raw materials we use to produce our products.

Our cost of revenues related to corn was approximately 12% less for the nine months ended September 30, 2015 compared to the same period of 2014. Our average cost per bushel of corn decreased by approximately 14% for the nine months ended September 30, 2015 compared to the same period of 2014, a decrease of approximately $0.56 per bushel of corn. We used approximately 3% more bushels of corn during the nine months ended September 30, 2015 compared to the same period of 2014. Our cost of revenues related to natural gas decreased by approximately $2,814,000, a decrease of approximately 43%, for the nine months ended September 30, 2015 compared to the same period of 2014. Our average cost per MMBtu of natural gas during the nine months ended September 30, 2015 was approximately 38% lower compared to the same period of 2014, a decrease of approximately $2.35 per MMBtu of natural gas. We used approximately 9% less natural gas during the nine months ended September 30, 2015 compared to the same period of 2014. This decrease was due to energy efficiency improvements in the plant and a shift in distillers grains production from dried to modified/wet.

Operating Expense

Our operating expenses decreased for the nine months ended September 30, 2015 compared to the same period of 2014 due primarily to decreased wages and bonuses which resulted from our reduced profitability. Additionally, we received insurance proceeds during our second quarter 2015 related to storm damage at our plant which reduced our operating expenses during the 2015 period.

Other Income and Expense

Our interest and other income was greater during our nine months ended September 30, 2015 compared to the same period of 2014 due to increased dividends received. The insurance proceeds are related to business interruption insurance coverage from storm damage incurred during our second quarter of 2014. Our income related to our investments was less during our nine months ended September 30, 2015 compared to the same period of 2014 due to reduced profitability in the ethanol industry which impacts our portion of the net income generated by our investments. Our interest expense was lower during our nine months ended September 30, 2015 compared to the same period of 2014 due to having less borrowings outstanding on our loans during the 2015 period.

Changes in Financial Condition for the Nine Months Ended September 30, 2015

Current Assets

We had more cash on hand at September 30, 2015 compared to December 31, 2014, primarily due to income we generated from our operations and distributions we received from our investments during our 2015 fiscal year. We had more accounts receivable at September 30, 2015 compared to December 31, 2014 due to the timing of the end of our quarter. We were awaiting payment for a larger quantity of our products at September 30, 2015 compared to December 31, 2014. We had less other receivables at September 30, 2015 compared to December 31, 2014 due to distributions we received from our investments in the first quarter of 2015. The decrease in our inventory is due primarily to lower corn inventory due to lower stocks and lower market corn prices which are used to value our inventory at September 30, 2015 compared to market prices at December 31, 2014. We had less cash held by our commodities broker as of September 30, 2015 compared to December 31, 2014 which decreased the value of our derivative instruments at September 30, 2015.

Property and Equipment

The value of our property and equipment was greater at September 30, 2015 compared to December 31, 2014 as a result of the capital improvements we made, partially offset by regular depreciation of our equipment and disposal of damaged equipment.

Other Assets

The value of our investments were lower at September 30, 2015 compared to December 31, 2014 primarily due to the reduction in the value of our investment in Guardian Hankinson, LLC as a result of distributions we received from Guardian Hankinson, LLC during our 2015 fiscal year, offset by income generated by our investments since that time.

Current Liabilities

We had more outstanding checks in excess of bank balances at September 30, 2015 compared to December 31, 2014 due to the timing of transfers between our accounts. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was significantly lower at September 30, 2015 compared to December 31, 2014 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes, which increases our accounts payable at that time. These deferred payments were made early in our first quarter of 2015. We had a smaller liability associated with our derivative financial instruments at September 30, 2015 compared to December 31, 2014 due to having less unrealized losses on our risk management positions at September 30, 2015 related to our forward contracts.

Long-Term Liabilities

Our long-term liabilities were comparable at September 30, 2015 and December 31, 2014.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of September 30, 2015, we had $1,000 outstanding and $17,836,000 available to be drawn on these revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$11,961,698	$23,400,954
Net cash (used in) investing activities	(6,618,781)	(5,777,208)
Net cash (used in) financing activities	(1,877,979)	(24,762,973)

Cash Flow From Operations. Our operating activities provided less cash during the nine months ended September 30, 2015 compared to the same period of 2014, primarily due to decreased profitability during the 2015 period. We had significantly less net income during the 2015 period compared to the 2014 period which negatively impacted our cash flow for our first nine months of 2015.

Cash Flow From Investing Activities. Our investing activities used more cash during the nine months ended September 30, 2015 compared to the same period of 2014 due to increased capital expenditures compared to the 2014 period partially offset by insurance proceeds we received during the 2015 period. We also used less cash to purchase investments during the 2015 period compared to the 2014 period.

Cash Flow From Financing Activities. Our financing activities used less cash during the nine months ended September 30, 2015 compared to the same period of 2014 due to decreased payments on our long-term debt along with decreased distributions during the 2015 period.

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

Operating Line

The Operating Line's term was extended in our November 11, 2014 amendment to November 1, 2016. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrued at the one month London Interbank Offered Rate ("LIBOR") plus 300 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at September 30, 2015 was 3.20%. As of September 30, 2015, we had $0 outstanding on the Operating Line and $3,587,000 available to be drawn, taking into account the borrowing base calculation.

Reducing Revolving Loan

On November 11, 2014, we executed a loan amendment with FCSA which eliminated our prior Term Loan and Term Revolver and replaced them with a new $15 million Reducing Revolving Loan. Interest accrues on the Reducing Revolving Loan at a rate of 325 basis points in excess of the one-month LIBOR and we agreed to pay a fee of 0.50% for any unused amount of the Reducing Revolving Loan. The amount we can borrow on the Reducing Revolving Loan decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The Reducing Revolving Loan matures on October 1, 2024. The interest rate for this loan at September 30, 2015 was 3.45%. As of September 30, 2015, we had $1,000 outstanding on the Reducing Revolving Loan and $14,249,000 available to be drawn.

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

As of September 30, 2015, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of September 30, 2015, we had $1,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.45%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of September 30, 2015, would be less than $1.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a decrease to our cost of revenues of approximately $242,000 related to derivative instruments for the quarter ended September 30, 2015. We recorded an increase to our cost of revenues of approximately $138,000 related to derivative instruments for the quarter ended September 30, 2014. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of September 30, 2015, we were committed to purchasing approximately 1.3 million bushels of corn with an average price of $3.70 per bushel. These corn purchases represent approximately 7% of our expected corn usage for the next 12 months. As of September 30, 2015, we were committed to purchasing approximately 60,000 MMBtu of natural gas with an average price of $3.02 per MMBtu. These natural gas purchases represent approximately 5% of our expected corn usage for the next 12 months. As corn and natural gas prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	55,000,000	Gallons	10%	$7,700,000
Corn	18,107,080	Bushels	10%	$6,083,979
Natural Gas	1,177,500	MMBTU	10%	$315,570

For comparison purposes, our sensitivity analysis for our third quarter of 2014 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	50,000,000	Gallons	10%	$7,350,000
Corn	15,644,750	Bushels	10%	$4,615,201
Natural Gas	1,400,000	MMBTU	10%	$544,600

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	November 13, 2015	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2015	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)