Form 10-K
period 2015-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2016-02-25
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2015, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's membership units held by non-affiliates of the registrant was $14,314,125 computed by reference to the most recent public offering price on Form S-4.

As of February 25, 2016, there were 29,620,000 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2015). This information statement is referred to in this report as the 2016 Information Statement.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Reductions in the corn-based ethanol use requirement in the Federal Renewable Fuels Standard;

•	Lower oil prices which result in lower ethanol prices;

•	Negative operating margins which result from lower ethanol prices;

•	Lower distillers grains prices which result from the Chinese antidumping investigation;

•	Lower gasoline prices may negatively impact ethanol prices which could hurt our profitability;

•	Rail logistics issues could impair our ability to operate at capacity;

•	Availability and costs of raw materials, particularly corn and natural gas;

•	Changes in the price and market for ethanol, distillers grains and corn oil;

•	Our ability to maintain liquidity and maintain our risk management positions;

•	Changes in the availability and cost of credit;

•	Changes and advances in ethanol production technology;

•	The effectiveness of our risk management strategy to offset increases in the price of our raw materials and decreases in the prices of our products;

•	Overcapacity within the ethanol industry causing supply to exceed demand;

•	Our ability to market and our reliance on third parties to market our products;

•	The decrease or elimination of governmental incentives which support the ethanol industry;

•	Changes in the weather or general economic conditions impacting the availability and price of corn;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to retain key employees and maintain labor relations;

•	Our liability resulting from potential litigation;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.

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

Our ownership of Dakota Ethanol represents our primary asset and source of revenue. Since we operate Dakota Ethanol as a wholly-owned subsidiary, all net income generated by Dakota Ethanol is passed to LACP. We make distributions of the income received from Dakota Ethanol to our unit holders in proportion to the number of units held by each member compared to the units held by our members generally.

We recently completed replacement of and upgrades to grain receiving equipment that had been damaged by a wind storm. We used cash from insurance proceeds and our continuing operations to finance these projects which cost approximately $4 million.

We recently completed expansion of our ethanol tank farm and our shipping equipment. We used cash from our continuing operations to finance this capital project which cost approximately $4 million.

We are in the process of expanding our railroad siding to accommodate shipping unit trains. We anticipate this project will be completed during our third quarter of 2016. We are using cash from our continuing operations and amounts we have available to borrow on our long-term revolving debt to finance this capital project which is expected to cost approximately $7 million.

During our 2015 fiscal year, we paid a total of $8,989,512 in distributions to our members or approximately $0.30 per membership unit.

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

Product	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Ethanol	77%	80%	75%
Distillers Grains	20%	17%	22%
Corn Oil	3%	2%	3%

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

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. We primarily produce distillers grains in two forms, modified/wet distillers grains and dried distillers grains. Modified/wet distillers grains have a higher moisture content than dried distillers grains. Our modified/wet distillers grains are used primarily in our local market because they have a shorter shelf life and are more expensive to transport than dried distillers grains. During our 2015 fiscal year, approximately 64%, based on volume, of the distillers grains we sold were in the modified/wet form and approximately 36% were in the dried form. During our 2014 fiscal year, approximately 61% of the distillers grains we sold were in the modified/wet form and approximately 39% were in the dried form.

Corn Oil

We separate a portion of the corn oil contained in our distillers grains which we market separately from our distillers grains. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. The primary uses for the corn oil that we produce are animal feed, industrial uses and biodiesel production.

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market. However, in recent years the United States has experienced increased ethanol exports. This increase in ethanol exports follows a conscious effort by the United States ethanol industry to expand ethanol exports along with lower ethanol prices which encouraged exports. Ethanol exports were higher during 2015 compared to 2014 with Canada receiving the largest percentage of ethanol produced in the United States and Brazil in second. India, the Philippines, South Korea and the United Arab Emirates have also been top destinations. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the recent imposition of a tax on imported ethanol by Brazil has created uncertainty as to the viability of that market for ethanol produced in the United States and may require United States producers to seek out other markets for their products. In addition, the strong U.S. Dollar may have negatively impacted ethanol exports from the United States during 2015.

In 2011, the European Union launched anti-dumping and anti-subsidy investigations related to ethanol exports from the United States. In August 2012, the European Union concluded the anti-subsidy investigation and decided not to impose a tariff related to the anti-subsidy portion of the investigation. However, the European Union decided to impose a tariff on ethanol imported from the United States based on the anti-dumping portion of the investigation. While this tariff has negatively impacted ethanol exports to the European Union, other countries have increased their ethanol imports. Further, some ethanol exports to the European Union have continued despite the tariff due to the relatively lower price of ethanol produced in the United States in 2014 and 2015.

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

Distillers Grains

Distillers grains are primarily used as animal feed. Distillers grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distillers grains exports have increased in recent years as distillers grains have become a more accepted animal feed. The primary export markets for distillers grains are China, Mexico, South Korea, Vietnam and Canada. Demand for distiller grains from China decreased during the second half of 2014 when China announced in June 2014 that it would stop issuing import permits for distiller grains from the United States due to the presence in some shipments of a genetically modified corn trait not approved for import. This announcement was followed in July 2014 by a new certification requirement that distiller grains shipments to China were free of the genetically modified corn trait. Further, a new registration requirement for Chinese importers of distillers grains began on September 1, 2015. On January 12, 2016, the Chinese government announced that it will commence an antidumping and countervailing duty investigation related to distillers grains imported from the United States. This investigation was commenced in November 2015 by Chinese distillers grain producers. This investigation will likely lead to a decrease in distillers grains exports to China in the short-term and may result in the imposition of tariffs by the Chinese in the long-term. This antidumping and countervailing duty investigation could significantly decrease demand and prices for distillers grains produced in the United States.

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

We market a portion of our distillers grains to our local market without the use of an external marketer. Currently, we market approximately 64%, based on volume, of our distillers grains internally. Shipments of these products are made to local markets by truck. This has allowed us to sell less distillers grains in the form of dried distillers grains which has decreased our natural gas usage and improved our margins from the sale of distillers grains.

Corn Oil Distribution

We market all of our corn oil through RPMG. Our corn oil marketing agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed. We pay RPMG a commission based on each pound of our corn oil that is sold by RPMG.

New Products and Services

We did not introduce any new products or services during our 2015 fiscal year.

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

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol, distillers grains and corn oil is corn.  The plant operates in excess of its nameplate capacity of 40 million gallons of ethanol per year, producing approximately 51 million gallons of ethanol annually from approximately 18 million bushels of corn.  The area surrounding the ethanol plant currently provides an ample supply of corn to meet and exceed our raw material requirements for the production capacity of the plant.

Corn prices have been volatile in recent years due to changes in corn demand as well as yield and production fluctuations that have had a significant impact on corn prices. Corn prices were lower during our 2015 fiscal year as a result of three consecutive years of favorable corn crops which has increased the amount of corn available to us. As a result of these favorable corn crops, we have not had difficulty securing the corn we need to operate the ethanol plant at prices that have allowed us to operate profitably. However, as we experienced during 2012, an unfavorable corn crop can have a significant negative impact on our profitability. We could experience a drought or other unfavorable weather condition during our 2016 fiscal year which could impact the price we pay for corn and could negatively impact the availability of corn near our plant. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plant which can increase our transportation costs. In addition, if new corn customers enter the market, it can increase demand for corn which could result in higher corn prices. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. We anticipate purchasing corn from third parties should our members fail to supply us with enough corn to operate the ethanol plant at capacity. We do not anticipate experiencing difficulty purchasing the corn we require to operate the ethanol plant.

We have an agreement with John Stewart & Associates ("JSA") to provide us with consulting services related to our risk management strategy. We pay JSA a fee of $2,500 per month to assist us in making risk management decisions regarding our commodity purchases. The agreement renews on a month-to-month basis.

Natural Gas

Natural gas is an important input to our manufacturing process.  We purchase our natural gas on the open market and the price for our natural gas is based on market rates. We have a contract with Northern Natural Gas for the interstate transportation of our natural gas. We contract with NorthWestern Energy for the local transportation of our natural gas. Both contracts expire in 2018. We have had no interruptions or shortages in the supply of natural gas to the plant since operations commenced in 2001. We anticipate that we will be able to purchase sufficient natural gas to continue to operate the ethanol plant during our 2016 fiscal year.

Some believe that due to recent increases in natural gas production in the United States, the United States may start exporting natural gas in the future. If this were to occur, it may result in higher natural gas prices in the United States due to increased demand. The United States has been able to increase natural gas production due to a process called hydraulic fracturing frequently referred to as "fracking." The natural gas industry is experiencing challenges to this natural gas production process. If fracking is banned or limited due to these challenges, it could lead to less natural gas production which may increase natural gas prices.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations and investments as well as our revolving lines of credit with our primary lender, Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). For our 2016 fiscal year, we anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2016 fiscal year and beyond.

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

Our Competition

Ethanol Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distillers grains and corn oil customers and raw material suppliers. As of November 13, 2015, the Renewable Fuels Association estimates that there are 214 ethanol production facilities in the United States with capacity to produce approximately 15.5 billion gallons of ethanol per year. According to RFA estimates, approximately 3% of the ethanol production capacity in the United States was not operating as of November 13, 2015. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Total
Archer Daniels Midland	1,762	11%
POET Biorefining	1,626	10%
Valero Renewable Fuels	1,300	8%
Green Plains Renewable Energy	1,085	7%
Flint Hills Resources	820	5%
Updated: November 13, 2015

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

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. There are several commercial scale cellulosic ethanol production facilities either in production or in the construction phase which may be completed during 2016. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Distillers Grains Competition

Our ethanol plant competes with other ethanol producers in the production and sales of distillers grains. Distillers grains are primarily used as an animal feed supplement which replaces corn and soybean meal. As a result, we believe that distillers grains prices are positively impacted by increases in corn and soybean prices. In addition, in recent years the United States ethanol industry has increased exports of distillers grains which management believes has positively impacted demand and prices for distillers grains in the United States. In the event these distillers grains exports decrease, including as a result of the Chinese antidumping and countervailing duty investigation, it could lead to an oversupply of distillers grains. An oversupply of distillers grains could result in increased competition among ethanol producers for sales of distillers grains which could negatively impact distillers grains prices in the United States.

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

Governmental Regulation

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations.

The RFS statutory volume requirement for corn based ethanol is 14.4 billion gallons in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. Previously, the EPA issued proposed renewable volume obligations pursuant to the RFS which were lower than these statutory requirements. On November 30, 2015, the EPA released its final renewable volume obligations for corn-based ethanol for 2014 through 2016. The final renewable volume obligations reduced the corn-based ethanol use requirements pursuant to the RFS below the statutory requirements. Pursuant to the final renewable volume obligation release, the RFS requirement for corn-based ethanol was 13.61 billion gallons for 2014, 14.05 billion gallons for 2015 and 14.5 billion gallons for 2016. Many in the ethanol industry believe that this significant departure from the statutory requirements for the RFS is not supported by the law and will have a significant negative impact on the ethanol industry. Recently, a lawsuit was filed challenging the EPA's final renewable volume obligation release.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 137 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.7 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, the approval of E15 by the EPA has not had an immediate impact on ethanol demand in the United States.

Effect of Governmental Regulation

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling and CARB recently re-adopted the LCFS with some slight modifications. The LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices affecting our ability to operate profitably.

The European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. This tariff could result in decreased exports of ethanol to Europe which could negatively impact the market price of ethanol in the United States.

We are subject to extensive air, water and other environmental regulations, and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to operate the plant. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional permits or spend considerable resources on complying with such regulations. In addition, we may be required to purchase and install equipment for controlling and improving emissions. During our 2015 fiscal year, our costs of environmental compliance were approximately $230,000. We anticipate that our environmental compliance costs will be approximately $192,000 during our 2016 fiscal year.

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

Employees

As of December 31, 2015, we had a total of 39 full-time employees. We do not expect to hire a significant number of employees in the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2015, 2014 and 2013 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer that decides where the majority of our products are marketed and we have limited control over the marketing decisions made by our third-party professional marketer. Therefore, some of our products may be sold outside of the United States based on decisions made by our marketer.

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

Risks Relating to Our Business

The spread between ethanol and corn prices can vary significantly which can negatively impact our financial condition. Our only source of revenue comes from sales of our ethanol, distillers grains and corn oil. The primary raw materials we use to produce our ethanol, distillers grains and corn oil are corn and natural gas. In order to operate the ethanol plant profitably, we must maintain a positive spread between the revenue we receive from sales of our products and our corn and natural gas costs. This spread between the market price of our products and our raw material costs has been volatile in the past, and management anticipates that this spread will likely continue to be volatile in the future. Due to changes in the ethanol use requirement in the RFS, demand for ethanol may be lower during our 2016 fiscal year which could result in tighter operating margins. If we were to experience a period of time where this spread is negative, and the negative margins continue for an extended period of time, it may prevent us from profitably operating the ethanol plant which could decrease the value of our units.

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

Distillers grains demand and prices may be negatively impacted by the Chinese antidumping and countervailing duty investigation. China is the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it will commence an antidumping and countervailing duty investigation related to distillers grains imported from the United States. During the investigation, it is likely that distillers grains exports to China will be reduced, regardless of whether China ends up instituting a tariff on distillers grains produced in the United States and exported to China. Further, if China introduces a tariff on distillers grains produced in the United States and exported to China, it could remove the largest source of export demand for distillers grains. This antidumping and countervailing duty investigation could significantly decrease demand and prices for distillers grains produced in the United States. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

Additional Iranian oil may enter the market and negatively impact gasoline and ethanol prices. Recently, the United States lifted sanctions on Iran which previously prevented Iranian oil from being imported into the United States. Further, many other nations had similar bans on Iranian oil which prevented Iran from exporting a significant amount of oil into the world market. However, as a result of the lifting of sanctions, additional Iranian oil may be introduced into the world market which could result in lower oil prices. These Iranian oil exports come at a time when oil prices are very low and world supplies of oil are high. The lower priced oil has resulted in lower priced gasoline, which has negatively impacted ethanol prices and demand. If these lower gasoline prices continue, it could negatively impact our ability to profitably operate the ethanol plant.

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

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. During 2014, the ethanol industry experienced difficulty transporting ethanol by rail. This difficulty impacted our operations. Ethanol is typically transported by rail. At times during our 2014 fiscal year, we were required to reduce production due to these shipping delays. The slower rail shipments were due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews and poor weather conditions which slowed rail travel and loading times. Slower railcar shipments could result in decreased revenue and may require us to reduce the amount of ethanol we produce which could negatively impact our financial performance. If these rail shipment challenges reoccur, they may negatively impact our ability to operate the ethanol plant profitably which could reduce the value of our units.

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

Risks Related to Ethanol Industry

Demand for ethanol may not increase past current levels unless higher percentage blends of ethanol are more widely used. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 137 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.7 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached this blend wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard (non-flex fuel) vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. In addition, restrictions on the evaporative emissions of E15 during the summer months can limit the availability of E15 in some markets. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably, which could reduce or eliminate the value of our units.

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

Decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of November 13, 2015, there are 214 ethanol plants in the United States with capacity to produce approximately 15.5 billion gallons of ethanol per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 3% of the ethanol production capacity in the United States was idled as of November 13, 2015. Further, ethanol demand may be negatively impacted by reductions in the RFS. While the United States is currently exporting ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

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

We made a significant investment in Guardian Hankinson, LLC which may fail. In December 2013, we made a $12 million investment in Guardian Hankinson, LLC, an entity formed to purchase an ethanol plant in North Dakota. Since Guardian Hankinson, LLC operates an ethanol plant, it faces many of the same risks that we face in operating our ethanol plant. Further, we have limited control over the management decisions made by Guardian Hankinson, LLC. If Guardian Hankinson, LLC is unsuccessful, it could negatively impact the return we receive on our investment which could negatively impact our financial performance and the value of our units.

Risks Related to Regulation and Governmental Action

On November 30, 2015 the EPA released its final renewable volume obligations for corn-based ethanol under the RFS which is lower than the statutory requirements. On November 30, 2015, the EPA released its final renewable volume obligations under the RFS for 2014, 2015 and 2016. The renewable volume obligations for conventional biofuels, including the corn-based ethanol we produce, is significantly lower than the statutory standard set in the RFS. The RFS requires the use of 14.40 billion gallons of conventional biofuels in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. Pursuant to the EPA regulation, the requirement for conventional biofuels in 2014 was 13.61 billion gallons, 14.05 billion gallons in 2015 and 14.5 billion gallons in 2016. This is a significant reduction in each of these years compared to the requirements in the RFS. Further, due to the lower price of gasoline, we do not anticipate that renewable fuels blenders will use more ethanol than is required by the RFS which may result in a significant decrease in ethanol demand. This departure by the EPA from the statutory requirements in the RFS is expected to have a negative impact on ethanol prices and demand and is expected to result in reduced operating margins in the future. This reduction in ethanol demand is expected to have a material negative impact on our operating performance and financial condition.

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. There have also been proposals in Congress to reduce or eliminate the RFS. If the EPA further reduces the RFS requirements for corn-based ethanol such as the ethanol we produce or if the RFS were to be otherwise reduced or eliminated by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for motor vehicle emissions. In 2011 the EPA issued a tailoring rule that deferred greenhouse gas regulations for ethanol plants until July of 2014. However, in July of 2013 the D.C. Circuit issued an opinion vacating the EPA's deferral of those regulations for biogenic sources, including ethanol plants. On June 23, 2014 the U.S. Supreme Court affirmed in part and reversed in part the D.C. Circuit’s decision. For plants that already hold PSD permits the court generally affirmed the EPA's ability to regulate greenhouse gas regulations. Our plant produces a significant amount of carbon dioxide. While there are currently no regulations restricting carbon dioxide emissions, if the EPA or the State of South Dakota were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

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

Unit Holders

As of February 25, 2016, we had 29,620,000 membership units issued and outstanding and a total of approximately 1,063 unit holders.

Bid and Asked Prices

The following table contains information concerning completed unit transactions that occurred during our last two fiscal years. Our bulletin board trading system does not track bid and asked prices and therefore we only have information concerning completed unit transactions.

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2014	$1.90	$2.69	$2.11	82,000
Second Quarter 2014	—	—	—	—
Third Quarter 2014	3.03	3.56	3.24	50,000
Fourth Quarter 2014	3.60	5.13	4.44	43,500
First Quarter 2015	3.70	4.00	3.83	16,000
Second Quarter 2015	3.51	4.00	3.58	46,500
Third Quarter 2015	3.34	3.56	3.48	35,000
Fourth Quarter 2015	3.51	3.80	3.71	47,500

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

2015 Distributions

Our board of managers declared three distributions during our 2015 fiscal year. Each distribution was for $0.10 per membership unit for a total of $0.30 per membership unit during our 2015 fiscal year. Our distributions were declared and paid in March, September and November 2015. The total amount of the distributions we paid was $8,989,512.

2014 Distributions

Our board of managers declared five distributions which totaled $1.00 per membership unit in distributions for our 2014 fiscal year. Our distributions were declared and paid in January, May, July, September and December 2014. The total amount of the distributions we paid was $29,662,273.

Performance Graph

The following graph shows a comparison of cumulative total member return since January 1, 2011, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on January 1, 2011. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

COMPARISON OF CUMULATIVE TOTAL RETURN
Lake Area Corn Processors, LLC
NASDAQ Composite-Total Returns
SIC Code Index
$1,200
$1,000
$800
$600
$400
$200
$0
2010
2011
2012
2013
2014
2015
ASSUMES $100 INVESTED ON DEC. 31, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2015

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data, which is derived from our audited financial statements for the periods indicated. The selected consolidated balance sheet financial data as of December 31, 2013, 2012 and 2011 and the selected consolidated income statement data and other financial data for the years ended December 31, 2012 and 2011 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of December 31, 2015 and 2014 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended December 31, 2015 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with (i) the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K; (ii) "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations"; and (iii) "Item 1A - Risk Factors" found elsewhere in this Form 10-K. Among other things, those items include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2015	2014	2013	2012	2011
Revenues	$88,997,947	$124,469,094	$145,412,968	$132,284,993	$147,716,776
Cost of Revenues	81,445,770	89,068,125	129,091,165	130,851,882	127,596,145
Gross Profit	7,552,177	35,400,969	16,321,803	1,433,111	20,120,631
Operating Expense	1,827,789	3,550,980	3,511,026	2,864,188	3,074,220
Income (Loss) From Operations	5,724,388	31,849,989	12,810,777	(1,431,077)	17,046,411
Other Income (Expense)	2,929,142	7,957,330	494,070	153,596	399,135
Net Income (Loss)	$8,653,530	$39,807,319	$13,304,847	$(1,277,481)	$17,445,546
Capital Units Outstanding	29,620,000	29,620,000	29,620,000	29,620,000	29,620,000
Net Income (Loss) Per Capital Unit	$0.29	$1.34	$0.45	$(0.04)	$0.59
Cash Distributions per Capital Unit	$0.30	$1.00	$0.20	$0.05	$0.40

Balance Sheet Data:	2015	2014	2013	2012	2011
Working Capital	$8,443,572	$6,634,185	$17,836,992	$12,286,617	$14,191,708
Net Property, Plant & Equipment	34,184,059	28,349,272	22,958,064	25,086,125	26,473,686
Total Assets	79,746,514	78,574,975	82,577,805	65,973,079	67,431,065
Long-Term Obligations	106,475	226,940	9,170,592	166,261	489,432
Members' Equity	68,264,246	68,600,228	58,455,182	51,074,335	53,694,694
Book Value Per Capital Unit	$2.30	$2.32	$1.97	$1.72	$1.81

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2015 and 2014:

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenue	$88,997,947	100.0	$124,469,094	100.0

Cost of Revenues	81,445,770	91.5	89,068,125	71.6

Gross Profit	7,552,177	8.5	35,400,969	28.4

Operating Expense	1,827,789	2.1	3,550,980	2.9

Income from Operations	5,724,388	6.4	31,849,989	25.6

Other Income	2,929,142	3.3	7,957,330	6.4

Net Income	$8,653,530	9.7	$39,807,319	32.0

Revenues

Revenue from ethanol sales decreased by approximately 33% during our 2015 fiscal year compared to the same period of 2014. Revenue from distillers grains sales decreased by approximately 13% during our 2015 fiscal year compared to the same period of 2014. Revenue from corn oil sales decreased by approximately 2% during our 2015 fiscal year compared to the same period of 2014.

Ethanol

Our ethanol revenue decreased by approximately $32.7 million during our 2015 fiscal year compared to our 2014 fiscal year, a decrease of approximately 33%. This decrease in ethanol revenue was primarily due to a decrease in the average price we received for our ethanol of approximately $0.75 per gallon, partially offset by an increase in the total gallons of ethanol we sold. Management attributes this decrease in ethanol prices with lower corn and gasoline prices during our 2015 fiscal year which negatively impacted ethanol prices. Ethanol in recent years has sold at a discount compared to gasoline prices which has made ethanol an attractive fuel for blending with gasoline. Ethanol provides additional octane to fuels and the lower price of ethanol positively impacts the overall cost of ethanol blended fuels. However, with the recent decreases in gasoline prices, the spread between the price of ethanol and the price of gasoline has decreased which has made ethanol less attractive in the marketplace and has negatively impacted ethanol prices. Further, throughout most of our 2015 fiscal year, there was uncertainty regarding the amount of ethanol that would be required pursuant to the Federal Renewable Fuels Standard (RFS). The RFS requires the EPA to establish renewable volume obligations (RVO) for various types of renewable fuels on an annual basis. In preliminary releases, the EPA signaled that it planned to reduce the RVOs for corn-based ethanol compared to the statutory requirements. Management believes that this uncertainty resulted in decreased demand for ethanol which negatively impacted prices. At the end of November 2015, these concerns were realized when the EPA did in fact release RVOs which were lower than the statutory requirements in the RFS. Management believes that the RVOs released by the EPA will continue to negatively impact demand for ethanol in the future which may continue to negatively impact ethanol prices.

Management anticipates that ethanol prices will remain lower due to a combination of lower gasoline prices and lower ethanol use requirements under the RFS. In addition, additional oil production from Iran may enter the market which could further decrease gasoline prices and have a negative impact on ethanol prices. However, these lower ethanol prices may spur exports which could provide some support for domestic ethanol prices.

Ethanol sales volumes were higher during our 2015 fiscal year compared to the same period of 2014 due to less plant downtime and increased production capacity during our 2015 fiscal year. Our total ethanol sales during our 2015 fiscal year were approximately 5% greater than during the same period of 2014, an increase of approximately 2,392,000 gallons. Management anticipates slightly higher ethanol sales in the future due to our increased production capacity, provided economics in the ethanol industry allow us to continue to operate at full capacity during our 2016 fiscal year.

Distillers Grains

Our total distillers grains revenue decreased for our 2015 fiscal year compared to the same period of 2014. For our 2015 fiscal year, we sold approximately 36% of our total distillers grains, by volume, in the dried form and approximately 64% of our total distillers grains in the modified/wet form. For our 2014 fiscal year, we sold approximately 39% of our total distillers grains in the dried form and approximately 61% of our total distillers grains in the modified/wet form. This change in the composition of our distillers grains sales was due to market conditions. The average price we received for our dried distillers grains was approximately 9% less during our 2015 fiscal year compared to the same period of 2014, a decrease of approximately $12 per ton. Management attributes this decrease in dried distillers grains prices with lower corn and soybean prices. Since distillers grains are typically used as a feed substitute for corn and soybean meal, as the prices of corn and soybeans decrease, the price of distillers grains typically also decreases. The average price we received for our modified/wet distillers grains was approximately 11% less for our 2015 fiscal year compared to the same period of 2014, a decrease of approximately $17 per dry equivalent ton.

Distillers grains exports have been an important factor in distillers grain prices in recent years. The primary export markets for distillers grains during our 2015 fiscal year were China, Mexico, South Korea, Vietnam and Canada. Recently, China commenced an antidumping and countervailing duty investigation at the request of the Chinese ethanol and distillers grains industry. While this investigation is in its early stages, management believes it will disrupt distillers grains exports during our 2016 fiscal year and potentially beyond. Further, if the Chinese institute a duty on distillers grains produced in the United States and exported to China, it could reduce export demand for distillers grains and may further negatively impact domestic distillers grains prices. These lower distillers grains prices come at a time when world supplies of corn are high and prices are relatively low. This additional pressure on distillers grains prices and demand could significantly and negatively impact our ability to operate profitably. Management anticipates that distillers grains prices will be lower during our 2016 fiscal year as a result of the Chinese investigation and domestic corn prices. These lower prices may continue for some time.

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

Corn Oil

Our total corn oil revenue decreased by approximately 2% during our 2015 fiscal year compared to the same period of 2014. Our total pounds of corn oil sold increased by approximately 16% during our 2015 fiscal year compared to the same period of 2014, an increase of approximately 1,561,000 pounds, primarily due to increased corn oil yield from the corn we used during our 2015 fiscal year compared to our 2014 fiscal year along with an increase in our total production. Management anticipates that corn oil production will continue to be variable based on the total production of ethanol at our plant and improvements we make in our operation of the corn oil extraction equipment along with the amount of corn oil contained in the corn we use at the ethanol plant. Management anticipates comparable corn oil sales during our 2016 fiscal year, provided operating margins in the ethanol industry remain positive and we can operate the ethanol plant at capacity during our 2016 fiscal year. The average price we received for our corn oil decreased by approximately 16% for our 2015 fiscal year compared to the same period of 2014, a decrease of approximately $0.05 per pound. This decrease in market corn oil prices was primarily due to lower market corn oil demand along with an increase in the market supply of corn oil. Corn oil demand was negatively impacted by the expiration of the biodiesel blenders' credit. However, management expects increased corn oil demand during our 2016 fiscal year as the biodiesel blenders' credit was renewed for 2016 which could positively impact corn oil prices during our 2016 fiscal year.

Government Incentives

We received less revenue from the State of South Dakota during our 2015 fiscal year compared to the same period of 2014 due to an decreased state funding for an ethanol production incentive.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas. Our cost of revenues relating to corn was approximately 4% less for our 2015 fiscal year compared to the same period of 2014. Our average cost per bushel of corn decreased by approximately 9% for our 2015 fiscal year compared to our 2014 fiscal year. Management attributes the decrease in corn prices with the third largest corn crop ever recorded which was harvested in the fall of 2015 along with additional corn carryover from the corn crop in 2014 which was the largest corn crop ever harvested. This increase in corn supply resulted in lower market corn prices during our 2015 fiscal year. Management anticipates that corn prices will remain lower during our 2016 fiscal year as a result of the large corn crop in the fall of 2015 along with relatively stable corn demand. In addition, the reduced RVOs along with the Chinese antidumping and countervailing duty investigation for distillers grains could result in lower corn prices by decreasing corn demand for both biodiesel production and animal feed.

We used approximately 5% more bushels of corn during our 2015 fiscal year compared to the same period of 2014 due to increased production capacity partially offset by improved corn to ethanol yields during our 2015 fiscal year. We also experienced less plant downtime during our 2015 fiscal year compared to our 2014 fiscal year which resulted in an increase in our corn consumption. Management anticipates comparable corn consumption during our 2016 fiscal year compared to our 2015 fiscal year provided operating margins in the ethanol industry remain positive and we can operate the ethanol plant at capacity during our 2016 fiscal year.

Our cost of revenues related to natural gas decreased by approximately $3,521,000, a decrease of approximately 43%, for our 2015 fiscal year compared to our 2014 fiscal year. This decrease was due to a decrease in market natural gas prices along with decreased natural gas consumption during our 2015 fiscal year compared to the same period of 2014. We experienced abnormally high natural gas prices during the first quarter of our 2014 fiscal year due to increased natural gas demand and natural gas transportation costs. During our 2015 fiscal year, we experienced a more mild winter with decreased natural gas demand which had a corresponding impact on natural gas prices. Our average cost per MMBtu of natural gas during our 2015 fiscal year was approximately 38% less compared to the price for our 2014 fiscal year. Management anticipates relatively stable natural gas prices during our 2016 fiscal year as a result of strong natural gas supplies and relatively stable natural gas demand. We always anticipate higher natural gas prices during the winter months due to increased natural gas demand for heating needs and seasonal increases in natural gas transportation prices.

We used approximately 7% less MMBtus of natural gas during our 2015 fiscal year compared to the same period of 2014 due to energy efficiency improvements we made to the ethanol plant which decreased our natural gas needs. Management anticipates that our natural gas consumption will remain at current levels into the foreseeable future unless we change the ratio of distillers grains we produce in the dried form which would require additional natural gas consumption to produce.

We experienced approximately $331,000 of combined realized and unrealized gains for our 2015 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $2.0 million of combined realized and unrealized losses for our 2014 fiscal year related to our corn and natural gas derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expense

Our operating expenses were significantly lower for our 2015 fiscal year compared to the same period of 2014 due primarily to property and casualty insurance proceeds we received during our 2015 fiscal year which decreased our operating expenses along with decreased wages and bonuses due to our decreased profitability during our 2015 fiscal year compared to our 2014 fiscal year.

Other Income and Expense

Our interest income was higher during our 2015 fiscal year compared to our 2014 fiscal year due to increased cash on hand during the 2015 period. In addition, our other income was higher during our 2015 fiscal year compared to our 2014 fiscal year due to approximately $600,000 in business interruption insurance proceeds which were included in our other income. In addition, our equity in the net income of our investments was significantly lower during our 2015 fiscal year compared to our 2014 fiscal year due to less income generated by our investment in Guardian Hankinson, LLC. Our interest expense was lower during our 2015 fiscal year compared to our 2014 fiscal year due to having less borrowing during our 2015 fiscal year as we had repaid the funds we borrowed to make the investment in Guardian Hankinson, LLC.

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

Distillers Grains

Our total distillers grains revenue decreased for our 2014 fiscal year compared to the same period of 2013. For our 2014 fiscal year, we sold approximately 39% of our total distillers grains, by volume, in the dried form and approximately 61% of our total distillers grains in the modified/wet form. For our 2013 fiscal year, we sold approximately 19% of our total distillers grains in the dried form and approximately 81% of our total distillers grains in the modified/wet form. This change in the composition of our distillers grains sales was due to market conditions. The average price we received for our dried distillers grains was approximately 32% less during our 2014 fiscal year compared to the same period of 2013, a decrease of approximately $67 per ton. Management attributes this decrease in dried distillers grains prices with lower corn and soybean prices along with decreased distillers grain demand due to the Chinese trade policies which restricted exports of distillers grains during our 2014 fiscal year. The average price we received for our modified/wet distillers grains was approximately 34% less for our 2014 fiscal year compared to the same period of 2013, a decrease of approximately $80 per dry equivalent ton.

Corn Oil

Our corn oil revenue increased by approximately 18% during our 2014 fiscal year compared to the same period of 2013. Our total pounds of corn oil sold decreased by approximately 2% during our 2014 fiscal year compared to the same period of 2013, a decrease of approximately 250,000 pounds, primarily due to decreased corn oil yield from the corn we used during our 2014 fiscal year compared to our 2013 fiscal year. The average price we received for our corn oil decreased by approximately 16% for our 2014 fiscal year compared to the same period of 2013, a decrease of approximately $0.06 per pound. This decrease in market corn oil prices was primarily due to lower market corn oil demand along with an increase in the market supply of corn oil. Corn oil demand was negatively impacted by the elimination of the biodiesel blenders' credit on December 31, 2013, since biodiesel producers are a major source of corn oil demand.

Government Incentives

We received more revenue from the State of South Dakota during our 2014 fiscal year compared to the same period of 2013 due to an increase in state funding for an ethanol production incentive during our 2014 fiscal year compared to our 2013 fiscal year.

Cost of Revenues

Our cost of revenues relating to corn was approximately 40% less for our 2014 fiscal year compared to the same period of 2013. Our average cost per bushel of corn decreased by approximately 40% for our 2014 fiscal year compared to our 2013 fiscal year. Management attributes the decrease in corn prices with the record corn crop which was harvested in the fall of 2014 along with additional corn carryover from the corn crop in 2013 which was also a record at that time. This increase in corn supply resulted in lower market corn prices during our 2014 fiscal year. We used approximately 1% fewer bushels of corn during our 2014 fiscal year compared to the same period of 2013 due to decreased production caused by downtime for equipment upgrades during our 2014 fiscal year compared to the same period of 2013.

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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2015 compared to the Fiscal Year Ended December 31, 2014.

Current Assets

We had more cash and cash equivalents at December 31, 2015 compared to December 31, 2014, primarily due to the fact that we used additional cash during our 2014 fiscal year to repay our long-term loan which was used to fund a portion of our investment in Guardian Hankinson, LLC and due to distributions we made to our members during the 2014 period. We had more accounts receivable at December 31, 2015, compared to December 31, 2014, due to the timing of our 2015 fiscal year end in relation to our ethanol payments. We had more inventory at December 31, 2015, compared to December 31, 2014, due primarily to having more corn inventory along with more finished goods inventory at December 31, 2015 due to the timing of shipments of our products at our fiscal year end. The value of our derivative financial instruments was lower at December 31, 2015 compared to December 31, 2014, primarily because we had less cash deposited in our margin account with our commodities broker. We were required to maintain less cash in our margin account because our unrealized loss on our futures contracts was less at December 31, 2015 compared to December 31, 2014.

Property and Equipment

The value of our property and equipment was higher at December 31, 2015 compared to December 31, 2014 due to plant improvement projects which were completed during our 2015 fiscal year. This increase in the value of our property and equipment was partially offset by the regular depreciation of our assets during our 2015 fiscal year.

Other Assets

The value of our investments was significantly lower at December 31, 2015, compared to December 31, 2014, due to lower net income generated by Guardian Hankinson, LLC, in which we hold an investment interest, along with cash distributions we received from Guardian Hankinson, LLC which reduces the value of our investment.

Current Liabilities

At December 31, 2015, we had more checks which were issued in excess of the amount of cash we had in our bank accounts, compared to at December 31, 2014, due to the timing of transfers between our accounts. Any checks which are presented for payment in excess of the balances in our bank accounts are paid from our revolving lines of credit. Our accounts payable was higher at December 31, 2015, compared to December 31, 2014, due to increased corn payables at the end of our 2015 fiscal year. Our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes which increases our accounts payable during our fourth quarter each year. The liability on our balance sheet related to our derivative instruments was lower at December 31, 2015, compared to December 31, 2014, due to having less unrealized losses on our forward corn purchase contracts at December 31, 2015, compared to at December 31, 2014.

Long-Term Liabilities

Our long-term liabilities were lower at December 31, 2015, compared to December 31, 2014, due to payments we made on our long-term pledges and guarantee obligation during our 2015 fiscal year.

Liquidity and Capital Resources

Our main sources of liquidity are cash from our continuing operations, distributions we receive from our investments and amounts we have available to draw on our revolving lines of credit. Management does not anticipate that we will need to raise additional debt or equity financing in the next twelve months and management believes that our current sources of liquidity will be sufficient to continue our operations during that time period. We do not currently anticipate any significant capital expenditures in the next 12 months which would require us to secure additional debt or equity financing. We anticipate that any the capital expenditures we undertake will be paid out of cash from operations and existing revolving loans.

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of December 31, 2015, we had $1,000 outstanding and $13,499,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the fiscal years ended December 31, 2015 and 2014:

	Fiscal Years Ended December 31
	2015	2014
Net cash provided by operating activities	$17,538,902	$33,485,235
Net cash (used in) investing activities	(6,472,582)	(8,640,124)
Net cash (used for) financing activities	(8,841,537)	(39,447,186)

Cash Flow From Operations. Our operating activities generated significantly less cash during our fiscal year ended December 31, 2015, compared to the same period of 2014, primarily due to decreased net income during the 2015 period. We experienced record profitability during our 2014 fiscal year which was not matched by our 2015 fiscal year.

Cash Flow From Investing Activities. Our investing activities used less cash during our fiscal year ended December 31, 2015, compared to the same period of 2014, primarily due to the net effect of additional capital purchases due to our capital improvement projects during our 2015 fiscal year offset by insurance proceeds we received during our 2015 fiscal year due to storm damage at the ethanol plant.

Cash Flow From Financing Activities. Our financing activities used less cash during our fiscal year ended December 31, 2015, compared to the same period of 2014, as a result of less debt payments and decreased distributions to our members during our 2015 fiscal year.

The following table shows cash flows for the fiscal years ended December 31, 2014 and 2013:

	Fiscal Years Ended December 31
	2014	2013
Net cash provided by operating activities	$33,485,235	$22,038,463
Net cash (used in) investing activities	(8,640,124)	(12,671,208)
Net cash (used for) provided by financing activities	(39,447,186)	3,676,302

Cash Flow From Operations. Our operating activities generated significantly more cash during our fiscal year ended December 31, 2014, compared to the same period of 2013, primarily due to increased net income during the 2014 period.

Cash Flow From Investing Activities. Our investing activities used less cash during our fiscal year ended December 31, 2014, compared to the same period of 2013, primarily due to the net effect of additional capital purchases due to our capital improvement projects offset by less cash used for purchases of investments during the 2014 period.

Cash Flow From Financing Activities. Our financing activities used significantly more cash during our fiscal year ended December 31, 2014, compared to the same period of 2013, as a result of payments we made on our long-term loans along with increased distributions we paid to our members during our 2014 fiscal year. Our financing activities provided cash during our 2013 fiscal year due to proceeds we received on our term loan related to our investment in Guardian Hankinson, LLC.

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

Operating Line

The Operating Line has a maturity date of November 1, 2016. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrues at the one month London Interbank Offered Rate ("LIBOR") plus 300 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at December 31, 2015 was 3.25%. As of December 31, 2015, we had $0 outstanding on the Operating Line and $0 available to be drawn, taking into account the borrowing base calculation.

Reducing Revolving Loan

On November 11, 2014, we executed a loan amendment with FCSA which eliminated the Term Loan and Term Revolver and replaced them with the new $15 million Reducing Revolving Loan. Interest accrues on the Reducing Revolving Loan at a rate of 325 basis points in excess of the one-month LIBOR and we agreed to pay a fee of 50 basis points for any unused amount of the Reducing Revolving Loan. The amount we can borrow on the Reducing Revolving Loan decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The Reducing Revolving Loan matures on October 1, 2024. The interest rate for this loan at December 31, 2015 was 3.50%. As of December 31, 2015, we had $1,000 outstanding on the Operating Line and $13,499,000 available to be drawn.

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

As of December 31, 2015, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

County Bond Obligation

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds. Taxes levied on our property are used for paying the debt service on the bonds. We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service. The interest rate on the bonds is 7.75% annually.  The bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. Our estimated liability related to this bond was approximately $124,000 as of December 31, 2015. The guarantee liability is included in other liabilities on the balance sheet.

Contractual Cash Obligations

In addition to our debt obligations, we have certain other contractual cash obligations and commitments.  The following table provides information regarding our consolidated contractual obligations and commitments as of December 31, 2015:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$1,000	$—	$—	$—	$1,000
Estimated Interest on Long-Term Debt	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	7,376,875	7,376,875	—	—	—
Other Long-Term Liabilities	225,940	120,465	105,475	—	—
Total Contractual Cash Obligations	$7,603,815	$7,497,340	$105,475	$—	$1,000

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill. The Company performs a quantitative analysis that tests for impairment. The second step, if necessary, measures the impairment. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2015 and 2014.

Inventory Valuation

Inventories are generally valued using methods which approximate the lower of cost (first-in, first-out) or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of December 31, 2015, we had $1,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.50%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans as of December 31, 2015, would be approximately $1.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a decrease to our cost of revenues of approximately $331,000 related to derivative instruments for our fiscal year ended December 31, 2015. We recorded an increase to our cost of revenues of approximately $2.0 million related to derivative instruments for the fiscal year ended December 31, 2014. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of December 31, 2015, we were committed to purchasing approximately 1.8 million bushels of corn with an average price of $3.65 per bushel. These corn purchases represent approximately 9% of our expected corn usage for the next 12 months. As corn prices move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of December 31, 2015, we were committed to purchasing approximately 120,000 MMBtus of natural gas, with an average price of approximately $3.06 per MMBtu. The natural gas purchases represent approximately 10% of the annual plant requirements.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	55,000,000	Gallons	10%	$6,490,000
Corn	17,590,797	Bushels	10%	$5,787,372
Natural Gas	1,117,500	MMBTU	10%	$219,030

For comparison purposes, our sensitivity analysis for our 2014 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	58,800,000	Gallons	10%	$8,702,400
Corn	18,270,627	Bushels	10%	$6,321,637
Natural Gas	643,000	MMBTU	10%	$229,551

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members
Lake Area Corn Processors, LLC
We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
February 25, 2016

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,329,166	$6,104,383
Accounts receivable	1,503,956	1,025,685
Other receivables	1,462,207	1,381,468
Inventory	7,565,490	6,106,646
Derivative financial instruments	676,991	1,457,459
Prepaid expenses	281,555	306,351
Total current assets	19,819,365	16,381,992

PROPERTY AND EQUIPMENT
Land	874,473	676,097
Land improvements	4,099,149	2,739,818
Buildings	8,955,206	9,655,192
Equipment	52,041,058	46,138,840
Construction in progress	1,979,945	626,085
	67,949,831	59,836,032
Less accumulated depreciation	(33,765,772)	(31,486,760)
Net property and equipment	34,184,059	28,349,272

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	15,224,992	23,214,456
Other	122,332	233,489
Total other assets	25,743,090	33,843,711

TOTAL ASSETS	$79,746,514	$78,574,975

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$477,166	$246,847
Accounts payable	9,671,856	7,407,491
Accrued liabilities	498,735	511,613
Derivative financial instruments	607,571	1,447,513
Current portion of notes payable	—	13,708
Other	120,465	120,635
Total current liabilities	11,375,793	9,747,807

LONG-TERM LIABILITIES
Notes payable, net of current maturities	1,000	1,000
Other	105,475	225,940
Total long-term liabilities	106,475	226,940

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	68,264,246	68,600,228

TOTAL LIABILITIES AND MEMBERS' EQUITY	$79,746,514	$78,574,975

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations

	December 31, 2015	December 31, 2014	December 31, 2013

REVENUES	$88,997,947	$124,469,094	$145,412,968

COSTS OF REVENUES	81,445,770	89,068,125	129,091,165

GROSS PROFIT	7,552,177	35,400,969	16,321,803

OPERATING EXPENSES	1,827,789	3,550,980	3,511,026

INCOME FROM OPERATIONS	5,724,388	31,849,989	12,810,777

OTHER INCOME (EXPENSE)
Interest and other income	117,471	103,237	70,530
Business interruption claims recovery	617,771	—	—
Equity in net income of investments	2,195,535	8,041,347	506,790
Interest expense	(1,635)	(187,254)	(83,250)
Total other income (expense)	2,929,142	7,957,330	494,070

NET INCOME	$8,653,530	$39,807,319	$13,304,847

BASIC AND DILUTED EARNINGS PER UNIT	$0.29	$1.34	$0.45

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity
Years Ended December 31, 2015, 2014 and 2013

Members'
Equity
Balance, December 31, 2012	$51,074,335
Net income	13,304,847
Distributions paid ($.20 per capital unit)	(5,924,000)

Balance, December 31, 2013	58,455,182
Net income	39,807,319
Distributions paid ($1.00 per capital unit)	(29,662,273)

Balance, December 31, 2014	68,600,228
Net income	8,653,530
Distributions paid ($.30 per capital unit)	(8,989,512)

Balance, December 31, 2015	$68,264,246

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows

	December 31, 2015	December 31, 2014	December 31, 2013

OPERATING ACTIVITIES
Net income	$8,653,530	$39,807,319	$13,304,847
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	3,373,935	2,943,796	2,827,141
Distributions in excess of earnings (earnings in excess of distributions) from investments	8,004,464	(8,041,347)	(506,790)
(Gain) on involuntary conversion property and equipment	(2,762,436)	—	—
(Gain) loss on disposal of property and equipment	175,443	—	(27,800)
(Increase) decrease in
Receivables	(559,010)	2,493,211	802,525
Inventory	(1,458,844)	767,561	4,678,623
Prepaid expenses	24,796	(140,771)	(27,590)
Derivative financial instruments	(59,474)	513,693	2,263,195
Other assets	—	(26,686)	(456,146)
Increase (decrease) in
Accounts payable	2,211,376	(4,726,410)	(1,564,261)
Accrued and other liabilities	(64,878)	(105,131)	744,719
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,538,902	33,485,235	22,038,463

INVESTING ACTIVITIES
Insurance proceeds	3,436,727	—	—
Proceeds from sale of property and equipment	—	—	27,800
Purchase of property and equipment	(9,894,309)	(8,185,124)	(513,008)
Purchase of investments	(15,000)	(455,000)	(12,186,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(6,472,582)	(8,640,124)	(12,671,208)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	230,319	246,847	—
Proceeds from issuance of notes payable	—	—	10,001,000
Principal payments on notes payable	(82,344)	(10,031,760)	(400,698)
Distributions to members	(8,989,512)	(29,662,273)	(5,924,000)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(8,841,537)	(39,447,186)	3,676,302

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,224,783	(14,602,075)	13,043,557

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,104,383	20,706,458	7,662,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,329,166	$6,104,383	$20,706,458

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $6,175, $95,771 and $0 in 2015, 2014 and 2013, respectively	$1,689	$236,524	$47,709
Capital expenditures in accounts payable	52,989	293,233	—

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

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

Inventory Valuation

Inventories are generally valued using methods which approximate the lower of cost (first-in, first-out) or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all trade receivable balances that exceed thirty days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was $51,791 as of December 31, 2015 and 2014.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contacts. As of December 31, 2015, the Company is committed to purchasing approximately 1.8 million bushels of corn on a forward contract basis with an average price of $3.65 per bushel. The total corn purchase contracts represent 9% of the projected annual plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery of that natural gas.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At December 31, 2015, the Company is committed to purchasing approximately 120,000 MMBtu's of natural gas with an average price of $3.06 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 10% of the projected annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery of the distillers grains to them.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time this price is fixed and the time the distillers grains are delivered.  At December 31, 2015, the Company is committed to selling approximately 37,000 dry equivalent tons of distillers grains with an average price of $119 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 24% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery of the distillers corn oil to them.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time this price is fixed and the time the distillers corn oil is delivered.  At December 31, 2015, the Company is committed to selling approximately 2,115,000 pounds of distillers corn oil with an average price of $0.24 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 18% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of December 31, 2015.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

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

Derivatives not designated as hedging instruments at December 31, 2015 and December 31, 2014 were as follows:

	Balance Sheet Classification	December 31, 2015	December 31, 2014

Forward contracts in gain position		$300	$105,813
Futures contracts in gain position		189,244	9,112
Futures contracts in loss position		—	(109,200)
Total forward and futures contracts		189,544	5,725
Cash held by broker		487,447	1,451,734
	Current Assets	$676,991	$1,457,459

Forward contracts in loss position	(Current Liabilities)	$(607,571)	$(1,447,513)

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

	Statement of Operations	Years Ended December 31,
	Classification	2015	2014	2013
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$1,325,265	$1,249,072	$1,142,170
Forward contracts	Cost of Revenues	(994,242)	(3,231,490)	(3,417,362)

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
DECEMBER 31, 2015, 2014 AND 2013

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recorded when the sum of the undiscounted future cash flows is less than the carrying amount of the asset group. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. No indicators of impairment were identified during the years ended December 31, 2015 and 2014.

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill. The Company performs a quantitative analysis that tests for impairment. The second step, if necessary, measures the impairment. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2015 and 2014.

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator. There were no dilutive equity units for the years ending December 31, 2015, 2014, and 2013.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

Income Taxes

The Company is taxed as a limited liability company under the Internal Revenue Code. The income of the Company flows through to the members to be taxed at the member level rather than the corporate level. Accordingly, the Company has no tax liability.

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. Generally, the Company is no longer subject to income tax examinations by the U.S. federal, state or local authorities for the years before 2012.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (GAAP) when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest, as amended by ASU 2015-15,which simplifies the presentation of debt issuance costs. Under the new standard, debt issuance costs will be reclassified as a deduction to the carrying amount of the related debt balance. ASU 2015-03 is effective for fiscal periods beginning after December 31, 2015. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement of inventory. The new standard requires the measurement of inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the guidance with no material impact on its results of operations or financial condition.

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the twelve months ended December 31, 2015, ethanol sales averaged

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

approximately 77% of total revenues, while approximately 20% of revenues were generated from the sale of distiller grains and 3% of revenues were generated from the sale of corn oil. For the twelve months ended December 31, 2015, corn costs averaged approximately 74% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, and government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

NOTE 3.     INVENTORY

Inventory consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Raw materials	$4,257,537	$3,815,780
Finished goods	1,642,684	689,276
Work in process	570,510	571,521
Parts inventory	1,094,759	1,030,069
	$7,565,490	$6,106,646

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s statements of operations for RPMG is based on RPMG’s September 30 audited results. The carrying amount of the Company’s investment was approximately $2,141,000 and $1,748,000 as of December 31, 2015 and 2014, respectively.

Dakota Ethanol has a 6% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s statements of operations for PGVP is based on PGVP’s June 30 unaudited interim results. The carrying amount of the Company’s investment was approximately $867,000 and $1,174,000 as of December 31, 2015 and 2014, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to construct and operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s statements of operations for LT is based on LT’s December 31 unaudited results. The carrying amount of the Company’s investment was approximately $577,000 and $540,000 as of December 31, 2015 and 2014 respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s statements of operations for GH is based on GH’s December 31 audited results. The carrying amount of the Company’s investment was approximately $11,597,000 and $19,720,000 as of December 31, 2015 and 2014 respectively. The carrying amount of the investment was reduced by a distributions paid in 2015 of approximately $10,100,000.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s statements of operations for GEM is based on GEM’s December 31 unaudited interim results. The carrying amount of the Company’s investment was approximately $41,000 and $33,000 as of December 31, 2015 and 2014.

Condensed, combined unaudited financial information of the Company's investments in RPMG, PGVP, LT, GH and GEM are as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

Balance Sheet	12/31/2015	12/31/2014	12/31/2013

Current assets	$157,550,341	$209,600,962	$169,157,773
Other assets	163,122,840	176,468,346	185,165,603
Current liabilities	115,222,336	95,234,540	119,337,840
Long-term liabilities	37,502,031	34,280,219	67,216,061
Member's equity	167,948,814	256,554,549	167,769,475
Revenue	259,096,005	320,484,814	25,403,155
Gross Profit	35,135,377	105,589,056	15,966,038
Net Income	25,650,869	79,122,028	7,891,408

The following table shows the condensed financial information of Guardian Hankinson, which represents greater than 10% of the Company's net income for the year ended December 31, 2015.

Balance Sheet	12/31/2015	12/31/2014

Current assets	$30,957,066	$90,121,911
Other assets	144,336,737	157,660,672
Current liabilities	21,819,143	16,384,133
Long-term liabilities	37,502,031	34,264,219
Members' equity	115,972,629	197,134,231
Revenue	240,928,085	307,142,125
Gross Profit	21,352,587	93,397,938
Net Income	19,838,398	75,078,238

The Company recorded equity in net income of approximately $1,984,000, $7,719,000 and $0 from GH for the years ended December 31, 2015, 2014 and 2013 respectively. 2013 was the initial investment year for GH. The Company recorded equity in net income of approximately $212,000, $322,000 and $507,000 from our other investments for the years ended December 31, 2015, 2014 and 2013 respectively. The Company has undistributed net earnings of investees of approximately $1,590,000 and $8,880,000 as of December 31, 2015 and 2014, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On November 11, 2014, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation. Interest on the outstanding principal balances will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.25% at December 31, 2015. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. The note expires on November 1, 2016. On December 31, 2015, Dakota Ethanol had $0 outstanding and $0 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6.    LONG-TERM NOTES PAYABLE

On November 11, 2014, Dakota Ethanol executed a revolving promissory note from FCSA in the amount of $15,000,000. The amount Dakota Ethanol can borrow on the note decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The note matures on October 1, 2024. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.50% at December 31, 2015. The note contains a non-use fee of 0.5% on the unused portion of the note. On December 31, 2015, Dakota Ethanol had $1,000 outstanding and $13,499,000 available to be drawn on the note.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios and working capital requirements. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory.

The balances of the notes payable as of December 31, 2015 and 2014 are as follows:

	2015	2014

Note payable - FCSA	$1,000	$1,000
Note payable - Other	—	13,708
	1,000	14,708
Less current portion	—	(13,708)

	$1,000	$1,000

NOTE 7.    EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees' contributed earnings. Employer contributions to the plan totaled approximately $103,000, $105,000 and $90,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

	Total	Level 1	Level 2	Level 3
December 31, 2015

Assets:
Derivative financial instruments, futures contracts	$189,244	$189,244	$—	$—
forward contracts	300	—	300	—

Liabilities:
Derivative financial instruments, futures contracts	$—	$—	$—	$—
forward contracts	(607,571)	—	(607,571)	—

December 31, 2014

Assets:
Derivative financial instruments, futures contracts	$9,112	$9,112	$—	$—
forward contracts	105,813	—	105,813	—

Liabilities:
Derivative financial instruments, forward contracts	$(109,200)	$(109,200)	$—	$—
forward contracts	(1,447,513)	—	(1,447,513)	—

During the years ended December 31, 2015 and 2014, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of December 31, 2015 and 2014, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2015 and 2014.

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

The Company believes the carrying amount of cash and cash equivalents (level 1), accounts receivable (level 2), other receivables (level 2), accounts payable and accruals (level 2) and short-term debt (level 3) approximates fair value due to the short maturity of these instruments.

The carrying amount of long-term obligations (level 3) at December 31, 2015 of $1,000 had an estimated fair value of approximately $1,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2014 of $14,708 had an estimated fair value of approximately $14,708 based on estimated interest rates for comparable debt.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

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

Expenses related to the agreement for the purchase of electricity and natural gas were approximately $7,013,000, $10,536,000, and $8,442,000, for the years ended December 31, 2015, 2014 and 2013, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2015	$502,380

Ethanol Fuel Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 10), a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The agreement continues indefinitely unless terminated under terms set forth in the agreement.

Distiller’s Grain Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 10), for the marketing of all distillers dried grains produced by the plant. The agreement expires on July 15, 2016 and is automatically renewed for successive one-year terms unless terminated 180 days prior to expiration.

Corn Oil Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 10), for the marketing of all corn oil produced by the plant. The agreement expires on August 11, 2016 and is automatically renewed for successive one-year terms unless terminated 180 days prior to expiration.

Dakota Ethanol receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on gallons of ethanol sold. Incentive revenue of $416,667, $439,069 and $351,485, was recorded for the years ended December 31, 2015, 2014 and 2013, respectively. Dakota Ethanol did not receive the annual maximum for the 2015 program year due to budget constraints on the State of South Dakota program and will not likely receive the annual maximum under the 2016 program year.

From time to time in the normal course of business, the Company can be subject to litigation based on its operations. There is no current litigation nor any litigation that is considered probable at this time.

Dakota Ethanol has committed to contracts to expand the railroad track siding. The total value of the contracts is approximately $4.4 million. There is approximately $3.8 million remaining as of December 31, 2015. The project is expected to be completed in the third quarter of 2016. Dakota Ethanol will pay for the upgrades with cash flows from operations and the long-term revolving debt currently in place.

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
Revenues and marketing fees related to the agreements are as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

	Years Ended December 31,
	2015	2014	2013

Revenues ethanol	$67,581,517	$100,194,805	$109,684,152
Revenues distillers grains	6,205,391	7,629,949	5,568,285
Revenues corn oil	2,979,581	3,046,195	3,713,798

Marketing fees ethanol	168,796	140,954	225,358
Marketing fees distillers grains	35,289	40,137	21,624
Marketing fees corn oil	29,724	15,721	19,853

Accounts receivable balance at period end	939,705	246,560	2,382,068
The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases during the fiscal years ended December 31, 2015, 2014 and 2013 totaled approximately $1,694,000, $2,001,000 and $3,055,000, respectively. As of December 31, 2015 and 2014, the amount we owed to related parties was approximately $20,000 and $54,000, respectively.
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

The maximum amount of estimated future payments on the taxable bond debt service is $719,745 as of December 31, 2015. The carrying amount of the guarantee liability on Dakota Ethanol's balance sheet at December 31, 2015 is $123,940, which represents the estimated shortfall between the taxable bond amount and the amount of taxes estimated to be collected on Dakota Ethanol's property.

Estimated maturities of the guarantee are as follows:

Years Ending December 31,	Amount
2016	$68,465
2017	55,475

Dakota Ethanol has no recourse to third parties or collateral held by third parties related to the guarantee.

NOTE 12.    CAPTIVE INSURANCE

The Company participates, along with other plants in the industry, in a group captive insurance company (Captive). The Captive insures losses related to workman's compensation, commercial property and general liability. The Captive reinsures catastrophic losses for all participants, including the Company, in excess of predetermined amounts. The Company's premiums are accrued by a charge to income for the period to which the premium relates and is remitted by the Company's insurer to the captive reinsurer. These premiums are structured such that the Company has made a prepaid collateral deposit estimated for losses related to the

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

above coverage. The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. The Company cannot be assessed over the amount in the collateral fund.

NOTE 13.    INSURANCE CLAIMS

Dakota Ethanol experienced property damage to grain handling equipment in June 2014. The damages were covered by property and business interruption insurance policies. The Company continued to use the equipment through May 2015, at which time the equipment was disposed of resulting in a loss of approximately $674,000. Insurance settlements of $3,436,727, consisting of $2,818,955 from the property insurance claim and $617,771 from the business interruption claim were paid. $1,436,726 was in accounts receivable at December 31, 2015 and received in the first quarter of 2016. The loss on disposal of damaged assets and property insurance proceeds are both recorded in operating expenses in the statements of income.

NOTE 14.    QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2015
Total revenues	$20,715,145	$23,680,338	$22,038,423	$22,564,041
Gross profit	709,131	2,860,830	2,221,102	1,761,114
Income (loss) from operations	(367,802)	2,816,205	1,448,138	1,827,847
Net income	238,949	4,572,389	1,850,884	1,991,308
Basic and diluted earnings per unit	0.01	0.15	0.06	0.07

Year ended December 31, 2014
Total revenues	$38,291,090	$30,468,555	$28,961,413	$26,748,036
Gross profit	10,867,229	9,131,503	7,652,385	7,749,852
Income from operations	9,833,848	8,247,933	6,808,515	6,959,693
Net income	11,974,303	10,252,361	8,959,690	8,620,965
Basic and diluted earnings per unit	0.40	0.35	0.30	0.29

Year ended December 31, 2013
Total revenues	$38,292,468	$38,288,817	$36,613,246	$32,218,437
Gross profit	3,596,807	2,428,355	2,107,665	8,188,976
Income from operations	2,840,636	1,358,221	1,344,871	7,267,049
Net income	2,946,044	1,458,043	1,475,212	7,425,548
Basic and diluted earnings per unit	0.10	0.05	0.05	0.25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015 which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10. MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive information statement from our 2016 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2015 fiscal year end on December 31, 2015. This information statement is referred to in this report as the 2016 Information Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2016 Information Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2016 Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2016 Information Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2016 Information Statement.

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

(3)                                  The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
2.1	Plan of Reorganization.		Filed as Exhibit 2.1 on the registrant's Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.
3.1	Articles of organization of the registrant.		Filed as Exhibit 3.1 on the registrant's Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.
3.2	Amended and restated operating agreement of the registrant.		Filed as Exhibit 3.6 on the registrant's Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.
3.3	First amendment to the amended and restated operating agreement of the registrant.		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on March 19, 2007 and incorporated by reference herein.
10.1	Distillers Grains Marketing Agreement dated July 15, 2008 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2008 and incorporated by reference herein.
10.2	Contribution Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, L.L.C. dated April 1, 2007.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.
10.3	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-K filed with the Commission on March 30, 2007.
10.4	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.
10.5	Employment Agreement between Scott Mundt and Dakota Ethanol, L.L.C. dated April 1, 2009		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 15, 2009 and incorporated by reference herein.
10.6	First Amended and Restated Construction Loan Agreement dated June 18, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.7	Corn Oil Marketing Agreement dated August 11, 2009 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.8	First Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.9	Long Term Reducing Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.10	Operating Line of Credit Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.11	Member Ethanol Fuel Marketing Agreement between Dakota Ethanol, LLC and RPMG, Inc. dated March 26, 2010. +		Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on March 30, 2011 and incorporated by reference herein.
10.12	Second Amendment of First Amended and Restated Construction Loan Agreement dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.

10.13	Operating Line of Credit First Amended and Restated Revolving Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.14	Long Term Reducing Revolver First Amended and Restated Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.15	Third Amendment of First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.16	Second Amended and Restated Revolving Promissory Note (Operating Line of Credit) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.17	Second Amended and Restated Promissory Note (Long Term Reducing Revolver) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.18	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Dakota Ethanol, L.L.C. dated August 27, 2012. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2012 and incorporated by reference herein.
10.19	Fourth Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.20	Third Amended and Restated Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.21	Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated May 15, 2013.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2013 and incorporated by reference herein.
10.22	First Amendment to Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated November 20, 2013.		Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on February 27, 2014 and incorporated by reference herein.
10.23	Second Amendment to Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C. dated November 12, 2014		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2014 and incorporated by reference herein.
10.24	2015 Water Purchase Agreement dated December 17, 2014 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.24 on the registrant's Form 10-K filed with the Commission on February 26, 2015 and incorporated by reference herein.
10.25	Third Amendment to Credit Agreement dated May 4, 2015 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2015 and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith

101
The following financial information from Lake Area Corn Processors, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the fiscal years ended December 31, 2015, 2014 and 2013, (iii) Statement of Changes in Members' Equity, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2015, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.**

+ Confidential Treatment Requested
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	February 25, 2016	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 25, 2016	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 25, 2016	/s/ Ronald Alverson
Ronald Alverson, Manager

Date:	February 25, 2016	/s/ Todd Brown
Todd Brown, Manager

Date:	February 25, 2016	/s/ Randy Hansen
Randy Hansen, Manager

Date:	February 25, 2016	/s/ Rick Kasperson
Rick Kasperson, Manager

Date:	February 25, 2016	/s/ Marty Thompson
Marty Thompson, Manager

Date:	February 25, 2016	/s/ Wayne Backus
Wayne Backus, Manager

Date:	February 25, 2016	/s/ Dave Wolles
Dave Wolles, Manager