Form 10-Q
period 2016-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2016-05-12
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2016

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

As of May 12, 2016, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$8,227,512	$8,329,166
Accounts receivable	2,677,637	1,503,956
Other receivables	24,873	1,462,207
Inventory	6,526,794	7,565,490
Derivative financial instruments	932,003	676,991
Prepaid expenses	211,031	281,555
Total current assets	18,599,850	19,819,365

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	4,099,149	4,099,149
Buildings	8,955,206	8,955,206
Equipment	52,432,954	52,041,058
Construction in progress	2,663,594	1,979,945
	69,025,376	67,949,831
Less accumulated depreciation	(34,655,001)	(33,765,772)
Net property and equipment	34,370,375	34,184,059

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	13,131,843	15,224,992
Other	105,450	122,332
Total other assets	23,633,059	25,743,090

TOTAL ASSETS	$76,603,284	$79,746,514

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$1,373,123	$477,166
Accounts payable	4,859,886	9,671,856
Accrued liabilities	420,824	498,735
Derivative financial instruments	800,644	607,571
Other	118,465	120,465
Total current liabilities	7,572,942	11,375,793

LONG-TERM LIABILITIES
Notes payable, net of current maturities	1,000	1,000
Other	105,475	105,475
Total long-term liabilities	106,475	106,475

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	68,923,867	68,264,246

TOTAL LIABILITIES AND MEMBERS' EQUITY	$76,603,284	$79,746,514

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

REVENUES	$21,623,796	$20,715,145

COSTS OF REVENUES	20,369,184	20,006,014

GROSS PROFIT	1,254,612	709,131

OPERATING EXPENSES	935,234	1,076,933

INCOME (LOSS) FROM OPERATIONS	319,378	(367,802)

OTHER INCOME (EXPENSE)
Interest and other income	5,904	65,212
Equity in net income of investments	335,601	543,708
Interest expense	(1,262)	(2,169)
Total other income	340,243	606,751

NET INCOME	$659,621	$238,949

BASIC AND DILUTED EARNINGS PER UNIT	$0.02	$0.01

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$0.10

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

OPERATING ACTIVITIES
Net income	$659,621	$238,949
Changes to net income affecting cash and cash equivalents
Depreciation and amortization	906,111	805,635
Distributions in excess of earnings from investments	2,093,149	6,456,292
(Increase) decrease in
Receivables	263,653	(677,611)
Inventory	1,038,696	772,064
Prepaid expenses	70,524	44,910
Derivative financial instruments	(61,939)	(530,505)
Increase (decrease) in
Accounts payable	(4,758,980)	(4,439,905)
Accrued and other liabilities	(79,911)	(93,223)
NET CASH PROVIDED BY OPERATING ACTIVITIES	130,924	2,576,606

INVESTING ACTIVITIES
Purchase of property and equipment	(1,128,535)	(763,721)
NET CASH USED IN INVESTING ACTIVITIES	(1,128,535)	(763,721)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	895,957	135,166
Principal payments on long-term notes payable	—	(8,191)
Distributions paid to members	—	(3,065,512)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	895,957	(2,938,537)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(101,654)	(1,125,652)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,329,166	6,104,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,227,512	$4,978,731

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,261	$2,848
Capital expenditures in accounts payable	—	135,119

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016 and 2015

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited financial statements for the year ended December 31, 2015, contained in the annual report on Form 10-K for 2015.

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
March 31, 2016 and 2015

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of March 31, 2016, the Company is committed to purchasing approximately 4.2 million bushels of corn on a forward contract basis with an average price of $3.37 per bushel. The total corn purchase contracts represent 21% of the annual plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery of that natural gas.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At March 31, 2016, the Company does not have any firm-price purchase commitments for natural gas. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery of the distillers grains.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time this price is fixed and the time the distillers grains are delivered.  At March 31, 2016, the Company is committed to selling approximately 21,000 dry equivalent tons of distillers grains with an average price of $120 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these commitments to market. The distillers grains sales represent approximately 14% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery of the distillers corn oil.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time this price is fixed and the time the distillers corn oil is delivered.  At March 31, 2016, the Company is committed to selling approximately 1,345,000 pounds of distillers corn oil with an average price of $0.26 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these commitments to market. The distillers corn oil sales represent approximately 11% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of March 31, 2016.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016 and 2015

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

Derivatives not designated as hedging instruments at March 31, 2016 and December 31, 2015 were as follows:

	Balance Sheet Classification	March 31, 2016	December 31, 2015*

Forward contracts in gain position		$—	$300
Futures contracts in gain position		349,906	189,244
Total forward and futures contracts		349,906	189,544
Cash held by broker		582,097	487,447
	Current Assets	$932,003	$676,991

Forward contracts in loss position	(Current Liabilities)	$(800,644)	$(607,571)
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

	Statement of Operations	Three Months Ended March 31,
	Classification	2016	2015
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$255,352	$679,752
Forward contracts	Cost of Revenues	(513,126)	(110,138)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016 and 2015

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair value of derivative financial instruments, lower of cost or net realizable value accounting for inventory and forward purchase contracts and goodwill impairment evaluation.

NOTE 3.     INVENTORY

Inventory consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015*
Raw materials	$4,164,456	$4,257,537
Finished goods	695,173	1,642,684
Work in process	518,473	570,510
Parts inventory	1,148,692	1,094,759
	$6,526,794	$7,565,490

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s December 31, 2015 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,521,000 and $2,141,000 as of March 31, 2016 and December 31, 2015, respectively.

Dakota Ethanol has a 6% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s December 31, 2015 unaudited interim results. The carrying amount of the Company’s investment was approximately $867,000 as of March 31, 2016 and December 31, 2015.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership which owns and operates an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s March 31, 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $618,000 and $577,000 as of March 31, 2016 and December 31, 2015, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s March 31, 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $10,089,000 and $11,597,000 as of March 31, 2016 and December 31, 2015, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s March 31, 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $36,000 and $41,000 as of March 31, 2016 and December 31, 2015.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016 and 2015

Condensed, combined unaudited financial information of the Company’s investments in RPMG, PGVP, LT, GH and GEM is as follows:

Balance Sheet	March 31, 2016	December 31, 2015
Current Assets	$149,527,958	$160,690,612
Other Assets	161,737,302	163,293,989
Current Liabilities	105,609,597	117,783,636
Long-term Liabilities	49,506,602	37,674,031
Members' Equity	156,149,062	168,526,934

	Three Months Ended
Income Statement	March 31, 2016	March 31, 2015
Revenue	$57,492,150	$63,853,873
Gross Profit	10,310,354	12,014,424
Net Income	3,722,116	5,914,481

The following table shows the condensed financial information of GH, which represents greater than 10% of the Company's net income as of March 31, 2016:

Balance Sheet	March 31, 2016	December 31, 2015
Current Assets	$19,224,570	$30,957,066
Other Assets	143,202,602	144,336,737
Current Liabilities	12,026,919	21,819,143
Long-term Liabilities	49,506,602	37,502,031
Members' Equity	100,893,651	115,972,629

	Three Months Ended
Income Statement	March 31, 2016	March 31, 2015
Revenue	$53,567,773	$59,727,104
Gross Profit	7,778,140	9,038,746
Net Income	2,421,022	4,095,892

The Company recorded equity in net income of approximately $242,000 and $410,000 from GH for the three months ended March 31, 2016 and 2015, respectively. The Company recorded equity in net income of approximately $94,000 and $134,000 from its other investments for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On November 11, 2014, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in on amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation. Interest on the outstanding principal balances will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.45% at March 31, 2016. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. The note expires on November 1, 2016. On March 31, 2016, Dakota Ethanol had $0 outstanding and $2,833,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6.    LONG-TERM NOTES PAYABLE

Dakota Ethanol has a long-term note payable with FCSA. As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, debt service

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016 and 2015

coverage ratios and minimum working capital requirements. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory.

On November 11, 2014, Dakota Ethanol executed a revolving promissory note from FCSA in the amount of $15,000,000. The amount Dakota Ethanol can borrow on the note decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The note matures on October 1, 2024. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.70% at March 31, 2016. The note contains a non-use fee of 0.5% on the unused portion of the note. On March 31, 2016, Dakota Ethanol had $1,000 outstanding and $13,499,000 available to be drawn on the note.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016 and 2015

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
March 31, 2016

Assets:
Derivative financial instruments,
futures contracts	$349,906	$349,906	$—	$—
forward contracts	—	—	—	—

Liabilities:
Derivative financial instruments,
futures contracts	$—	$—	$—	$—
forward contracts	(800,644)	—	(800,644)	—

December 31, 2015*

Assets:
Derivative financial instruments,
futures contracts	$189,244	$189,244	$—	$—
forward contracts	300	—	300	—

Liabilities:
Derivative financial instruments,
futures contracts	$—	$—	$—	$—
forward contracts	(607,571)	—	(607,571)	—
*Derived from audited financial statements.

During the three months ended March 31, 2016, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of March 31, 2016 and December 31, 2015, the Company did not have any Level 3 assets or liabilities.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016 and 2015

Sales and marketing fees related to the agreements are as follows:

	Three Months Ended March 31
	2016	2015

Revenues ethanol	$16,218,169	$15,535,649
Revenues distiller's dried grains	1,132,927	913,658
Revenues corn oil	623,910	791,971
Marketing fees ethanol	42,057	42,246
Marketing fees distiller's dried grains	6,755	7,186
Marketing fees corn oil	6,642	7,914

	March 31, 2016	December 31, 2015*
Amounts due included in accounts receivable	$2,190,688	$939,705
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases during the fiscal quarters ended March 31, 2016 and 2015 totaled approximately $871,000 and $382,000, respectively. As of March 31, 2016 and December 31, 2015 the amount we owed to related parties was approximately $20,000 and $20,000, respectively.
NOTE 9.    COMMITMENTS

Dakota Ethanol has started a project to expand the railroad track siding. The estimated cost of the total project is approximately $7.0 million. The total cost of the project to date is approximately $3.1 million. The project is expected to be completed in the third quarter of 2016. Dakota Ethanol will pay for the upgrades with cash flows from operations and the long-term revolving debt currently in place.

NOTE 10.            SUBSEQUENT EVENTS

During May 2016, the Company declared and paid a distribution to its members of $2,962,000, or $0.10 per capital unit, to unit holders of record as of April 1, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2016, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2015, included in the Company's Annual Report on Form 10-K for 2015.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

Results of Operations

Comparison of the Fiscal Quarters Ended March 31, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended March 31, 2016 and 2015:

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenues	$21,623,796	100.0	$20,715,145	100.0

Cost of Revenues	20,369,184	94.2	20,006,014	96.6

Gross Profit	1,254,612	5.8	709,131	3.4

Operating Expense	935,234	4.3	1,076,933	5.2

Income (Loss) from Operations	319,378	1.5	(367,802)	(1.8)

Other Income	340,243	1.6	606,751	2.9

Net Income	$659,621	3.1	$238,949	1.2

Revenues

Revenue from ethanol sales increased by approximately 4% during our first quarter of 2016 compared to the same period of 2015. Revenue from distillers grains sales increased by approximately 9% during our first quarter of 2016 compared to the same period of 2015. Revenue from corn oil sales decreased by approximately 21% during our first quarter of 2016 compared to the same period of 2015.

Ethanol

Our ethanol revenue was approximately $683,000 more during our first quarter of 2016 compared to our first quarter of 2015, an increase of approximately 4%. This increase in ethanol revenue was due to the net effect of an increase in the total gallons of ethanol we sold during our first quarter of 2016 compared to our first quarter of 2015, partially offset by a decrease in the average price we received per gallon of ethanol sold during the 2016 period. We sold approximately 10% more gallons of ethanol during our first quarter of 2016 compared to the same period of 2015, an increase of approximately 1,273,000 gallons, due to increased production capacity at the ethanol plant due to various plant improvement projects which were completed during our 2015 fiscal year. Management anticipates consistent production for the rest of our 2016 fiscal year provided operating margins in the ethanol industry remain positive.

The average price we received for our ethanol was approximately $0.07 per gallon less during our first quarter of 2016 compared to our first quarter of 2015, a decrease of approximately 5%. Management attributes this decrease in ethanol prices with excess ethanol supply in the market and lower gasoline prices which both impacted ethanol demand and prices during our first quarter of 2016. In addition, management believes the price of ethanol was negatively impacted by the United States Environmental Protection Agency's (EPA) renewable volume obligations under the Federal Renewable Fuels Standard (RFS) which were finalized in November 2015. These renewable volume obligations were set by the EPA lower than the statutory requirements in the RFS.

Distillers Grains

Our total distillers grains revenue was approximately 9% greater during our first quarter of 2016 compared to the same period of 2015 due to increased total tons of distillers grains we sold partially offset by decreased modified/wet distillers grains prices. For our first quarter of 2016, we sold approximately 26% of our total distillers grains in the dried form and approximately 74% of our total distillers grains in the modified/wet form. By comparison, for our first quarter of 2015, we sold approximately 27% of our total distillers grains in the dried form and approximately 73% of our total distillers grains in the modified/wet form. We determine the mix between dried distillers grains and modified/wet distillers grains we sell based on market conditions and the relative profitability of selling the different forms of distillers grains. We consume additional natural gas when we produce dried distillers grains as compared to modified/wet distillers grains which can impact the profit we generate from sales of dried distillers grains. Management anticipates that we will maintain the current mix between dried distillers grains and modified/wet distillers grains going forward unless market conditions change in a way that favors one product over the other.

The average price we received for our dried distillers grains was approximately 16% greater during our first quarter of 2016 compared to the same period of 2015, an increase of approximately $16 per ton. Management attributes the increase in dried distillers grains prices during the 2016 period with increased contract pricing over the contracts we had in place during the 2015 period. The average price we received for our modified/wet distillers grains was approximately 5% less for our first quarter of 2016 compared to the same period of 2015, a decrease of approximately $8 per ton. Management attributes this decrease in modified/wet distillers grains prices with lower corn and soybean prices which typically impact distillers grains market prices. In addition, China instituted an antisubsidy and countervailing duty investigation in January 2016 which essentially closed the Chinese market to United States produced distillers grains. Management believes this has resulted in decreased worldwide demand for distillers grains which has negatively impacted domestic distillers grains prices. While we do not export a significant amount of distillers grains, the Chinese investigation has increased the domestic supply of distillers grains which has impacted local prices. In addition, there are ample corn supplies in the United States which has also impacted demand for distillers grains. Management expects distillers grains prices to continue to trade relative to the value of corn. Due to the large corn crop during the fall of 2015 and China recently leaving the market, we expect that distillers grains prices will be lower compared to previous years.

Corn Oil

Our total pounds of corn oil sold decreased by approximately 10% during our first quarter of 2016 compared to the same period of 2015, a decrease of approximately 272,000 pounds, primarily due to increased downtime for our corn oil extraction equipment. Management anticipates that corn oil production will return to more normal levels in the future and will continue to be variable based on the total production of ethanol at our plant and by operating efficiencies we achieve at the ethanol plant. The average price we received for our corn oil was approximately 14% less for our first quarter of 2016 compared to the same period of 2015, a decrease of approximately $0.04 per pound. Management believes this decrease in market corn oil prices was primarily due to lower commodity and energy prices. The biodiesel blenders' tax credit was renewed at the end of December 2015 which management believes will positively impact corn oil demand during 2016. However, the tax credit is scheduled to expire again at the end of December 2016. As a result, this increase in corn oil demand may not continue past our 2016 fiscal year.

Cost of Revenues

Our cost of revenues for our first quarter of 2016 was higher compared to the same period of 2015 due to increased corn consumption, partially offset by lower average corn and natural gas prices. This increase in corn consumption was primarily due to increased production during the 2016 period.

Our cost of revenues relating to corn was approximately 1% greater for our first quarter of 2016 compared to the same period of 2015 due to higher corn consumption, partially offset by decreased average corn prices during the 2016 period. Our average cost per bushel of corn decreased by approximately 2% for our first quarter of 2016 compared to our first quarter of 2015. Management attributes the decrease in corn prices with a strong corn harvest in the fall of 2015 along with increased corn carryover and relatively stable corn demand. Management anticipates that corn prices will remain lower into the foreseeable future as corn is plentiful with relatively stable corn demand.

We consumed approximately 3% more bushels of corn during our first quarter of 2016 compared to the same period of 2015 due to increased production capacity at the plant during 2016 and increased plant downtime during the 2015 period. Management anticipates that our corn consumption will be slightly higher during our 2016 fiscal year compared to our 2015 fiscal year due to increased plant production capacity.

Our cost of revenues related to natural gas decreased by approximately $569,000, a decrease of approximately 36%, for our first quarter of 2016 compared to our first quarter of 2015. This decrease was due to a decrease in market natural gas prices during our first quarter of 2016 compared to the same period of 2015 along with a decrease in our natural gas usage during the 2016 period. Our average cost per MMBtu of natural gas during our first quarter of 2016 was approximately 35% lower compared to the price for our first quarter of 2015. Management attributes this decrease in our average natural gas costs with generally lower energy prices and ample supplies of natural gas in the market. Management anticipates that natural gas prices will remain relatively stable. However, if natural gas production problems occur during 2016, it could result in higher natural gas prices which could negatively impact our profitability.

We used approximately 2% fewer MMBtus of natural gas during our first quarter of 2016 compared to the same period of 2015 due to energy efficiency improvements in the plant. This decrease in natural gas consumption occurred even though we increased our total production during our first quarter of 2016. Management anticipates that our natural gas consumption will remain at current levels due to the energy efficiency projects we completed during our 2015 fiscal year.

Operating Expenses

Our operating expenses were less for our first quarter of 2016 compared to the same period of 2015 due to decreased environmental costs and property insurance costs.

Other Income and Expense

Our interest income was less for our first quarter of 2016 compared to the same period of 2015 due to having less cash on hand during the 2016 period. Our income related to our investments was less during our first quarter of 2016 compared to the same period of 2015 due to reduced profitability in the ethanol industry which impacts our portion of the net income generated by our investments, including Guardian Hankinson, LLC and RPMG, because both are involved in the ethanol industry. Our interest expense was lower during our first quarter of 2016 compared to the same period of 2015 due to having less borrowings outstanding on our loans during the 2016 period.

Changes in Financial Condition for the Three Months Ended March 31, 2016

Current Assets

We had a comparable amount of cash on hand at March 31, 2016 and December 31, 2015. We had more accounts receivable at March 31, 2016 compared to December 31, 2015 due to increased ethanol prices at the end of the first quarter of 2016. We were awaiting payment for higher valued products at March 31, 2016 compared to December 31, 2015. We had less other receivables at March 31, 2016 compared to December 31, 2015 due to payment of insurance claim receivables received in the first quarter of 2016. The decrease in our inventory is due primarily to lower finished goods inventory quantities on hand at March 31, 2016. We had more cash held by our commodities broker and increased unrealized gains on our corn futures position as of March 31, 2016 compared to December 31, 2015 which increased the value of our derivative instruments at March 31, 2016.

Property and Equipment

The value of our property and equipment was greater at March 31, 2016 compared to December 31, 2015 as a result of capital improvements we made during our first quarter of 2016, partially offset by regular depreciation of our equipment.

Other Assets

The value of our investments were lower at March 31, 2016 compared to December 31, 2015 primarily due to the reduction in the value of our investment in Guardian Hankinson, LLC and Renewable Products Marketing Group, LLC as a result of distributions we received from them during our 2016 fiscal year, offset by income generated by our investments since that time.

Current Liabilities

We had more outstanding checks in excess of bank balances at March 31, 2016 compared to December 31, 2015 due to the timing of transfers between our accounts. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was significantly lower at March 31, 2016 compared to December 31, 2015 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes, which increases our accounts payable at that time. These deferred payments were made early in our first quarter of 2016. We had a greater liability associated with our derivative financial instruments at March 31, 2016 compared to December 31, 2015 due to having more unrealized losses on our forward corn purchase contracts at March 31, 2016 compared to December 31, 2015.

Long-Term Liabilities

Our long-term liabilities were comparable at March 31, 2016 and December 31, 2015.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of March 31, 2016, we had $1,000 outstanding and $16,332,000 available to be drawn on these revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$130,924	$2,576,606
Net cash (used in) investing activities	(1,128,535)	(763,721)
Net cash provided by (used for) financing activities	895,957	(2,938,537)

Cash Flow From Operations. Our operating activities provided less cash during the three months ended March 31, 2016 compared to the same period of 2015, primarily due to a decrease in the distributions we received from our investments during the 2016 period.

Cash Flow From Investing Activities. Our investing activities used more cash during the three months ended March 31, 2016 compared to the same period of 2015 due to increased capital expenditures during the 2016 period.

Cash Flow From Financing Activities. Our financing activities used less cash during the three months ended March 31, 2016 compared to the same period of 2015 due to decreased distributions during the 2016 period.

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

Operating Line

The Operating Line's term was extended in our November 11, 2014 amendment to November 1, 2016. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrued at the one month London Interbank Offered Rate ("LIBOR") plus 300 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at March 31, 2016 was 3.45%. As of March 31, 2016, we had $0 outstanding on the Operating Line and $2,833,000 available to be drawn, taking into account the borrowing base calculation.

Reducing Revolving Loan

On November 11, 2014, we executed a loan amendment with FCSA which eliminated our prior Term Loan and Term Revolver and replaced them with a new $15 million Reducing Revolving Loan. Interest accrues on the Reducing Revolving Loan at a rate of 325 basis points in excess of the one-month LIBOR and we agreed to pay a fee of 0.50% for any unused amount of the Reducing Revolving Loan. The amount we can borrow on the Reducing Revolving Loan decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The Reducing Revolving Loan matures on October 1, 2024. The interest rate for this loan at March 31, 2016 was 3.70%. As of March 31, 2016, we had $1,000 outstanding on the Reducing Revolving Loan and $13,499,000 available to be drawn.

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

As of March 31, 2016, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of March 31, 2016, we had $1,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.70%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2016, would be less than $1.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $258,000 related to derivative instruments for the quarter ended March 31, 2016. We recorded a combined decrease to our cost of revenues of approximately $570,000 related to derivative instruments for the quarter ended March 31, 2015. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of March 31, 2016, we were committed to purchasing approximately 4.2 million bushels of corn with an average price of $3.37 per bushel. These corn purchases represent approximately 21% of our expected corn usage for the next 12 months. As of March 31, 2016, we had no purchase commitments related to natural gas. As corn and natural gas prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	55,000,000	Gallons	10%	$6,875,000
Corn	15,997,874	Bushels	10%	$4,879,352
Natural Gas	1,237,500	MMBTU	10%	$211,613

For comparison purposes, our sensitivity analysis for our first quarter of 2015 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	58,800,000	Gallons	10%	$7,996,800
Corn	17,524,062	Bushels	10%	$5,940,657
Natural Gas	903,000	MMBTU	10%	$275,415

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have not been any material changes to the risk factors that were previously disclosed on our annual report on Form 10-K for the fiscal year ended December 31, 2015.

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
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three month periods ended March 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	May 12, 2016	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2016	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)