Form 10-Q
period 2016-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2016-08-12
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2016

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

As of August 12, 2016, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$6,819,567	$8,329,166
Accounts receivable	2,785,630	1,503,956
Other receivables	25,105	1,462,207
Inventory	7,848,033	7,565,490
Derivative financial instruments	1,406,893	676,991
Prepaid expenses	176,846	281,555
Total current assets	19,062,074	19,819,365

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	4,113,834	4,099,149
Buildings	8,955,206	8,955,206
Equipment	52,432,954	52,041,058
Construction in progress	4,279,391	1,979,945
	70,655,858	67,949,831
Less accumulated depreciation	(35,553,622)	(33,765,772)
Net property and equipment	35,102,236	34,184,059

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	12,864,090	15,224,992
Other	88,568	122,332
Total other assets	23,348,424	25,743,090

TOTAL ASSETS	$77,512,734	$79,746,514

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$3,861,970	$477,166
Accounts payable	3,075,856	9,671,856
Accrued liabilities	453,138	498,735
Derivative financial instruments	1,455,045	607,571
Other	118,465	120,465
Total current liabilities	8,964,474	11,375,793

LONG-TERM LIABILITIES
Notes payable, net of current maturities	1,000	1,000
Other	55,475	105,475
Total long-term liabilities	56,475	106,475

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	68,491,785	68,264,246

TOTAL LIABILITIES AND MEMBERS' EQUITY	$77,512,734	$79,746,514

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

REVENUES	$21,944,230	$23,680,338	$43,568,026	$44,395,483

COSTS OF REVENUES	19,104,586	19,980,671	39,473,770	39,999,813

GROSS PROFIT	2,839,644	3,699,667	4,094,256	4,395,670

OPERATING EXPENSES	860,379	883,462	1,795,613	1,947,267

INCOME FROM OPERATIONS	1,979,265	2,816,205	2,298,643	2,448,403

OTHER INCOME (EXPENSE)
Interest and other income	19,667	17,057	25,571	82,270
Business interruption claims recovery	—	500,000	—	500,000
Equity in net income of investments	532,247	1,241,092	867,848	1,784,800
Interest expense	(1,261)	(1,965)	(2,523)	(4,135)
Total other income	550,653	1,756,184	890,896	2,362,935

NET INCOME	$2,529,918	$4,572,389	$3,189,539	$4,811,338

BASIC AND DILUTED EARNINGS PER UNIT	$0.09	$0.15	$0.11	$0.16

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.10	$—	$0.10	$0.10

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

OPERATING ACTIVITIES
Net income	$3,189,539	$4,811,338
Changes to net income affecting cash and cash equivalents
Depreciation and amortization	1,821,614	1,608,239
Distributions in excess of earnings from investments	2,360,902	5,220,285
Gain on involuntary conversion property and equipment	—	(825,709)
(Increase) decrease in
Receivables	155,428	(1,115,796)
Inventory	(282,543)	616,906
Prepaid expenses	104,709	125,911
Derivative financial instruments	117,572	(380,346)
Increase (decrease) in
Accounts payable	(6,557,696)	(3,524,018)
Accrued and other liabilities	(97,597)	(83,919)
NET CASH PROVIDED BY OPERATING ACTIVITIES	811,928	6,452,891

INVESTING ACTIVITIES
Insurance proceeds	—	1,500,000
Purchase of property and equipment	(2,744,331)	(3,365,760)
Purchase of investments	—	(15,000)
NET CASH USED IN INVESTING ACTIVITIES	(2,744,331)	(1,880,760)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	3,384,804	1,376,790
Principal payments on long-term notes payable	—	(13,708)
Distributions paid to members	(2,962,000)	(3,065,512)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	422,804	(1,702,430)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,509,599)	2,869,701

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,329,166	6,104,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,819,567	$8,974,084

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,522	$4,836
Capital expenditures in accounts payable	14,685	79,084

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for a full year.

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
June 30, 2016 and 2015

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of June 30, 2016, the Company is committed to purchasing approximately 4.6 million bushels of corn on a forward contract basis with an average price of $3.55 per bushel. The total corn purchase contracts represent 24% of the annual plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery of that natural gas.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At June 30, 2016, the Company does not have any firm-price purchase commitments for natural gas. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery of the distillers grains.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time this price is fixed and the time the distillers grains are delivered.  At June 30, 2016, the Company is committed to selling approximately 23,000 dry equivalent tons of distillers grains with an average price of $122 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these commitments to market. The distillers grains sales represent approximately 15% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery of the distillers corn oil.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time this price is fixed and the time the distillers corn oil is delivered.  At June 30, 2016, the Company is committed to selling approximately 2,544,000 pounds of distillers corn oil with an average price of $0.30 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these commitments to market. The distillers corn oil sales represent approximately 22% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of June 30, 2016.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015

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

Derivatives not designated as hedging instruments at June 30, 2016 and December 31, 2015 were as follows:

	Balance Sheet Classification	June 30, 2016	December 31, 2015*

Forward contracts in gain position		$—	$300
Futures contracts in gain position		1,272,938	189,244
Total forward and futures contracts		1,272,938	189,544
Cash held by broker		133,955	487,447
	Current Assets	$1,406,893	$676,991

Forward contracts in loss position	(Current Liabilities)	$(1,455,045)	$(607,571)
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

	Statement of Operations	Three Months Ended June 30,
	Classification	2016	2015
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$474,970	$(613,955)
Forward contracts	Cost of Revenues	(653,789)	412,239

	Statement of Operations	Six Months Ended June 30,
	Classification	2016	2015
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$730,322	$65,797
Forward contracts	Cost of Revenues	(1,166,915)	302,101

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015

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

NOTE 3.     INVENTORY

Inventory consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015*
Raw materials	$5,156,276	$4,257,537
Finished goods	828,084	1,642,684
Work in process	557,607	570,510
Parts inventory	1,306,066	1,094,759
	$7,848,033	$7,565,490

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s March 31, 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,562,000 and $2,141,000 as of June 30, 2016 and December 31, 2015, respectively.

Dakota Ethanol has a 6% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s March 31, 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $867,000 as of June 30, 2016 and December 31, 2015.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership which owns and operates an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s June 30, 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $666,000 and $577,000 as of June 30, 2016 and December 31, 2015, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s June 30, 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $9,732,000 and $11,597,000 as of June 30, 2016 and December 31, 2015, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s June 30, 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $36,000 and $41,000 as of June 30, 2016 and December 31, 2015.

Condensed, combined unaudited financial information of the Company’s investments in RPMG, PGVP, LT, GH and GEM is as follows:

Balance Sheet	June 30, 2016	December 31, 2015
Current Assets	$177,611,605	$160,690,612
Other Assets	160,094,646	163,293,989
Current Liabilities	145,620,951	117,783,636
Long-term Liabilities	45,278,724	37,674,031
Members' Equity	146,806,576	168,526,934

	Three Months Ended
Income Statement	June 30, 2016	June 30, 2015
Revenue	$62,275,767	$70,327,448
Gross Profit	13,438,168	18,430,572
Net Income	5,557,514	12,957,863

	Six Months Ended
Income Statement	June 30, 2016	June 30, 2015
Revenue	$119,767,917	$134,181,321
Gross Profit	23,742,714	30,443,936
Net Income	9,273,822	18,871,284

The following table shows the condensed financial information of GH, which represents greater than 10% of the Company's net income as of June 30, 2016:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015

Balance Sheet	June 30, 2016	December 31, 2015
Current Assets	$22,358,862	$30,957,066
Other Assets	141,792,354	144,336,737
Current Liabilities	21,549,983	21,819,143
Long-term Liabilities	45,278,724	37,502,031
Members' Equity	97,322,509	115,972,629

	Three Months Ended
Income Statement	June 30, 2016	June 30, 2015
Revenue	$58,245,962	$66,329,663
Gross Profit	10,931,948	15,525,193
Net Income	4,428,858	11,251,033

	Six Months Ended
Income Statement	June 30, 2016	June 30, 2015
Revenue	$111,813,735	$126,056,767
Gross Profit	18,710,088	24,563,939
Net Income	6,849,880	15,346,925

The Company recorded equity in net income of approximately $443,000 and $685,000 from GH for the three and six months ended June 30, 2016, respectively. The Company recorded equity in net income of approximately $1,125,000 and $1,535,000 from GH for the three and six months ended June 30, 2015, respectively. The Company recorded equity in net income of approximately $89,000 and $183,000 from its other investments for the three and six months ended June 30, 2016, respectively. The Company recorded equity in net income of approximately $116,000 and $250,000 from its other investments for the three and six months ended June 30, 2015, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On November 11, 2014, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in on amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation. Interest on the outstanding principal balances will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.45% at June 30, 2016. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. The note expires on November 1, 2016. On June 30, 2016, Dakota Ethanol had $0 outstanding and $5,574,000 available to be drawn on the revolving promissory note under the borrowing base.

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

On November 11, 2014, Dakota Ethanol executed a revolving promissory note from FCSA in the amount of $15,000,000. The amount Dakota Ethanol can borrow on the note decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The note matures on October 1, 2024. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.70% at June 30, 2016. The note contains a non-use fee of 0.5% on the unused portion of the note. On June 30, 2016, Dakota Ethanol had $1,000 outstanding and $12,749,000 available to be drawn on the note.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015

	Total	Level 1	Level 2	Level 3
June 30, 2016

Assets:
Derivative financial instruments,
futures contracts	$1,272,938	$1,272,938	$—	$—

Liabilities:
Derivative financial instruments,
forward contracts	$(1,455,045)	$—	$(1,455,045)	$—

December 31, 2015*

Assets:
Derivative financial instruments,
futures contracts	$189,244	$189,244	$—	$—
forward contracts	300	—	300	—

Liabilities:
Derivative financial instruments,
forward contracts	$(607,571)	$—	$(607,571)	$—
*Derived from audited financial statements.

During the three and six months ended June 30, 2016, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of June 30, 2016 and December 31, 2015, the Company did not have any Level 3 assets or liabilities.

NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 7% interest in RPMG, and Dakota Ethanol has entered into marketing agreements with RPMG for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015

Sales and marketing fees related to the agreements are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Revenues ethanol	$17,247,151	$18,083,461	$33,465,320	$33,619,109
Revenues distiller's dried grains	1,023,376	1,793,609	2,156,303	2,707,266
Revenues corn oil	673,807	726,194	1,297,717	1,518,166
Marketing fees ethanol	42,057	42,246	84,114	84,493
Marketing fees distiller's dried grains	6,410	9,601	13,165	16,787
Marketing fees corn oil	6,226	7,505	12,868	15,419

	June 30, 2016	December 31, 2015*
Amounts due included in accounts receivable	$2,323,173	$939,705
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases during the fiscal quarters ended June 30, 2016 and 2015 totaled approximately $1,390,000 and $730,000, respectively. As of June 30, 2016 and December 31, 2015 the amount we owed to related parties was approximately $17,000 and $20,000, respectively.
NOTE 9.    COMMITMENTS

Dakota Ethanol has started a project to expand the railroad track siding. The estimated cost of the total project is approximately $7.0 million. The total cost of the project to date is approximately $4.7 million. The project is expected to be completed in the third quarter of 2016. Dakota Ethanol will pay for the upgrades with cash flows from operations and the long-term revolving debt currently in place.

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

NOTE 11.            SUBSEQUENT EVENTS

During July 2016, the Company declared and paid a distribution to its members of $2,962,000, or $0.10 per capital unit, to unit holders of record as of July 1, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2016, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2015, included in the Company's Annual Report on Form 10-K for 2015.

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

Results of Operations

Comparison of the Fiscal Quarters Ended June 30, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended June 30, 2016 and 2015:

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenues	$21,944,230	100.0	$23,680,338	100.0

Cost of Revenues	19,104,586	87.1	19,980,671	84.4

Gross Profit	2,839,644	12.9	3,699,667	15.6

Operating Expense	860,379	3.9	883,462	3.7

Income from Operations	1,979,265	9.0	2,816,205	11.9

Other Income	550,653	2.5	1,756,184	7.4

Net Income	$2,529,918	11.5	$4,572,389	19.3

Revenues

Revenue from ethanol sales decreased by approximately 5% during our second quarter of 2016 compared to the same period of 2015. Revenue from distillers grains sales decreased by approximately 17% during our second quarter of 2016 compared to the same period of 2015. Revenue from corn oil sales decreased by approximately 7% during our second quarter of 2016 compared to the same period of 2015.

Ethanol

Our ethanol revenue was approximately $836,000 less during our second quarter of 2016 compared to our second quarter of 2015, a decrease of approximately 5%. This decrease in ethanol revenue was due to a decrease in the total gallons of ethanol we sold during our second quarter of 2016 compared to our second quarter of 2015, along with a lower average ethanol price we received per gallon of ethanol sold during the 2016 period. We sold approximately 3% fewer gallons of ethanol during our second quarter of 2016 compared to the same period of 2015, a decrease of approximately 409,000 gallons, due to decreased throughput at the ethanol plant. Management anticipates improved production for the rest of our 2016 fiscal year provided operating margins in the ethanol industry remain positive.

The average price we received for our ethanol was approximately $0.02 less per gallon during our second quarter of 2016 compared to our second quarter of 2015, a decrease of approximately 1%. Management attributes this decrease in ethanol prices with excess ethanol supply in the market and lower gasoline prices which both impacted ethanol demand and prices during our second quarter of 2016. In addition, management believes the price of ethanol was negatively impacted by the United States Environmental Protection Agency's (EPA) renewable volume obligations under the Federal Renewable Fuels Standard (RFS) which were finalized in November 2015 along with the proposed reduction in the renewable volume obligations for 2017 which were released in May 2016. These renewable volume obligations were set by the EPA lower than the statutory requirements in the RFS.

Distillers Grains

Our total distillers grains revenue was approximately 17% less during our second quarter of 2016 compared to the same period of 2015 due to decreased total tons of distillers grains we sold. For our second quarter of 2016, we sold approximately 28% of our total distillers grains in the dried form and approximately 72% of our total distillers grains in the modified/wet form. By comparison, for our second quarter of 2015, we sold approximately 35% of our total distillers grains in the dried form and approximately 65% of our total distillers grains in the modified/wet form. We determine the mix between dried distillers grains and modified/wet distillers grains we sell based on market conditions and the relative profitability of selling the different forms of distillers grains. We consume additional natural gas when we produce dried distillers grains as compared to modified/wet distillers grains which can impact the profit we generate from sales of dried distillers grains. Management anticipates that we will maintain the current mix between dried distillers grains and modified/wet distillers grains going forward unless market conditions change in a way that favors one product over the other.

The average price we received for our dried distillers grains was approximately 23% less during our second quarter of 2016 compared to the same period of 2015, a decrease of approximately $34 per ton. Management attributes the decrease in dried distillers grains prices during the 2016 period with uncertainty in the export market for distillers grains due to the Chinese antidumping and countervailing duty investigation. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 8% less for our second quarter of 2016 compared to the same period of 2015, a decrease of approximately $11 per ton. Management attributes this decrease in modified/wet distillers grains prices with ample corn supplies in our local market along with additional distillers grains supply due to the Chinese antidumping and countervailing duty investigation. However, the local market prices did not decrease as much as the export market which resulted in a smaller decrease in our modified/wet distillers grains prices. China instituted an antisubsidy and countervailing duty investigation in January 2016 which essentially closed the Chinese market to United States produced distillers grains. Since that time, the Chinese have sporadically taken distillers grains exports but at a lower level than in the past. Management believes this has resulted in decreased worldwide demand for distillers grains which has negatively impacted domestic distillers grains prices. While we do not export a significant amount of distillers grains, the Chinese investigation has increased the domestic supply of distillers grains which has impacted local prices. In addition, there are ample corn supplies in the United States which has also impacted demand for distillers grains. Management expects distillers grains prices to continue to trade relative to the value of corn.

Corn Oil

Our total pounds of corn oil sold decreased by approximately 11% during our second quarter of 2016 compared to the same period of 2015, a decrease of approximately 286,000 pounds, primarily due to increased downtime for our corn oil extraction equipment and less total production at the ethanol plant. Management anticipates that corn oil production will return to more normal levels in the future and will continue to be variable based on the total production of ethanol at our plant and by operating efficiencies we achieve at the ethanol plant. The average price we received for our corn oil was approximately 4% greater for our second quarter of 2016 compared to the same period of 2015, an increase of approximately $0.01 per pound. Management believes this increase in market corn oil prices was primarily due to increased biodiesel demand which positively impacts corn oil prices. Corn oil can be used as a feedstock to produce biodiesel. The biodiesel blenders' tax credit was renewed at the end of December 2015 which management believes will positively impact corn oil demand during 2016. However, the tax credit is scheduled to expire again at the end of December 2016. As a result, this increase in corn oil demand may not continue past our 2016 fiscal year.

Cost of Revenues

Our cost of revenues for our second quarter of 2016 was slightly lower compared to the same period of 2015 due primarily to decreased corn and natural gas consumption along with lower natural gas prices. The decrease in our corn consumption was due in part to decreased total production during the 2016 period along with greater efficiency in converting corn into ethanol during the 2016 period.

Our cost of revenues relating to corn was approximately 6% less for our second quarter of 2016 compared to the same period of 2015 due to lower corn consumption, partially offset by increased average corn prices during the 2016 period. Our average cost per bushel of corn increased slightly for our second quarter of 2016 compared to our second quarter of 2015. Management attributes the increase in corn prices with increased market corn prices. Management anticipates that corn prices will remain relatively lower into the foreseeable future as corn is plentiful with relatively stable corn demand.

We consumed approximately 7% fewer bushels of corn during our second quarter of 2016 compared to the same period of 2015 due to decreased total production at the plant during 2016 and increased efficiency at the plant which increased the number of gallons of ethanol we produced per bushel of corn ground. Management anticipates that our corn consumption will be slightly higher during our 2016 fiscal year compared to our 2015 fiscal year due to increased plant production capacity.

Our cost of revenues related to natural gas decreased by approximately $283,000, a decrease of approximately 27%, for our second quarter of 2016 compared to our second quarter of 2015. This decrease was due to a decrease in market natural gas prices during our second quarter of 2016 compared to the same period of 2015 along with a decrease in our natural gas usage during the 2016 period. Our average cost per MMBtu of natural gas during our second quarter of 2016 was approximately 26% lower compared to the price for our second quarter of 2015. Management attributes this decrease in our average natural gas costs with generally lower energy prices and ample supplies of natural gas in the market. Management anticipates that natural gas prices will remain relatively stable. However, if natural gas production problems occur during 2016, it could result in higher natural gas prices which could negatively impact our profitability.

We used approximately 1% fewer MMBtus of natural gas during our second quarter of 2016 compared to the same period of 2015 due primarily to decreased total production. Management anticipates that our natural gas consumption will remain at current levels due to the energy efficiency projects we completed during our 2015 fiscal year.

Operating Expenses

Our operating expenses were less for our second quarter of 2016 compared to the same period of 2015 due to the net effect of increased environmental costs and decreased rail car demurrage, public relations, professional fees and insurance costs.

Other Income and Expense

Our interest income was greater for our second quarter of 2016 compared to the same period of 2015 due to having more cash on hand during the 2016 period. We received a business interruption insurance payment during the 2015 period which we included in our other income related to storm damage at the plant. Our income related to our investments was less during our second quarter of 2016 compared to the same period of 2015 due to reduced profitability in the ethanol industry which impacts our portion of the net income generated by our investments, including Guardian Hankinson, LLC and RPMG, because both are involved in the ethanol industry. Our interest expense was lower during our second quarter of 2016 compared to the same period of 2015 due to having less borrowings outstanding on our loans during the 2016 period.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the six months ended June 30, 2016 and 2015:

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenues	$43,568,026	100.0	$44,395,483	100.0

Cost of Revenues	39,473,770	90.6	39,999,813	90.1

Gross Profit	4,094,256	9.4	4,395,670	9.9

Operating Expense	1,795,613	4.1	1,947,267	4.4

Income from Operations	2,298,643	5.3	2,448,403	5.5

Other Income	890,896	2.0	2,362,935	5.3

Net Income	$3,189,539	7.3	$4,811,338	10.8

Revenues

Revenue from ethanol sales was comparable during our six months ended June 30, 2016 and the same period of 2015 due to the net effect of increased production and decreased average ethanol prices. Revenue from distillers grains sales decreased by approximately 5% during our six months ended June 30, 2016 compared to the same period of 2015. Revenue from corn oil sales decreased by approximately 14% during our six months ended June 30, 2016 compared to the same period of 2015.

Ethanol

Our ethanol revenue was approximately $153,000 less during our six months ended June 30, 2016 compared to our six months ended June 30, 2015, a decrease of less than 1%. This decrease in ethanol revenue was due to the net effect of an increase in the total gallons of ethanol we sold during our six months ended June 30, 2016 compared to our six months ended June 30, 2015, offset by a decrease in the average price we received per gallon of ethanol sold during the 2016 period. We sold approximately 3% more gallons of ethanol during our six months ended June 30, 2016 compared to the same period of 2015, an increase of approximately 864,000 gallons, due to increased production capacity at the ethanol plant due to various plant improvement projects which were completed during our 2015 fiscal year. Management anticipates consistent production for the rest of our 2016 fiscal year provided operating margins in the ethanol industry remain positive.

The average price we received for our ethanol was approximately $0.05 less per gallon during our six months ended June 30, 2016 compared to our six months ended June 30, 2015, a decrease of approximately 4%. Management attributes this decrease in ethanol prices with excess ethanol supply in the market and lower gasoline prices which both impacted ethanol demand and prices during our six months ended June 30, 2016. In addition, management believes the price of ethanol was negatively impacted by the United States Environmental Protection Agency's (EPA) renewable volume obligations under the Federal Renewable Fuels

Standard (RFS) which were finalized in November 2015 along with the proposed 2017 renewable volume obligation released in May 2016. These renewable volume obligations were set by the EPA lower than the statutory requirements in the RFS.

Distillers Grains

Our total distillers grains revenue was approximately 5% less during our six months ended June 30, 2016 compared to the same period of 2015 due to decreased average distillers grains prices, partially offset by an increase in the total tons of distillers grains we sold. For our six months ended June 30, 2016, we sold approximately 27% of our total distillers grains in the dried form and approximately 73% of our total distillers grains in the modified/wet form. By comparison, for our six months ended June 30, 2015, we sold approximately 31% of our total distillers grains in the dried form and approximately 69% of our total distillers grains in the modified/wet form.

The average price we received for our dried distillers grains was approximately 10% less during our six months ended June 30, 2016 compared to the same period of 2015, a decrease of approximately $12 per ton. Management attributes the decrease in dried distillers grains prices during the 2016 period with decreased export demand for distillers grains. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 7% less for our six months ended June 30, 2016 compared to the same period of 2015, a decrease of approximately $9 per ton.

Corn Oil

Our total pounds of corn oil sold decreased by approximately 10% during our six months ended June 30, 2016 compared to the same period of 2015, a decrease of approximately 557,000 pounds, primarily due to increased downtime for our corn oil extraction equipment. The average price we received for our corn oil was approximately 4% less for our six months ended June 30, 2016 compared to the same period of 2015, a decrease of approximately $0.01 per pound. Management believes this decrease in market corn oil prices was primarily due to lower commodity and energy prices during the six month period.

Cost of Revenues

Our cost of revenues for our six months ended June 30, 2016 was slightly lower compared to the same period of 2015 due to decreased corn consumption, along with lower average corn and natural gas prices. This decrease in corn consumption was primarily due to improved yields during the 2016 period.

Our cost of revenues relating to corn was approximately 3% less for our six months ended June 30, 2016 compared to the same period of 2015 due to decreased corn consumption and average corn prices per bushel during the 2016 period. Our average cost per bushel of corn decreased by approximately 1% for our six months ended June 30, 2016 compared to our six months ended June 30, 2015. Management attributes the decrease in corn prices with a strong corn harvest in the fall of 2015 along with increased corn carryover and relatively stable corn demand. Management anticipates that corn prices will remain lower into the foreseeable future as corn is plentiful with relatively stable corn demand. We consumed approximately 2% less bushels of corn during our six months ended June 30, 2016 compared to the same period of 2015 due to decreased production and improved corn to ethanol yields during the 2016 period.

Our cost of revenues related to natural gas decreased by approximately $866,000, a decrease of approximately 33%, for our six months ended June 30, 2016 compared to the same period of 2015. This decrease was due to a decrease in market natural gas prices during our six months ended June 30, 2016 compared to the same period of 2015 along with a decrease in our natural gas usage during the 2016 period. Our average cost per MMBtu of natural gas during our six months ended June 30, 2016 was approximately 32% lower compared to the price for our six months ended June 30, 2015. Management attributes this decrease in our average natural gas costs with generally lower energy prices and ample supplies of natural gas in the market. We used approximately 1% fewer MMBtus of natural gas during our six months ended June 30, 2016 compared to the same period of 2015 due to energy efficiency improvements in the plant along with decreased production.

Operating Expenses

Our operating expenses were less for our six months ended June 30, 2016 compared to the same period of 2015 due to the net effect of increased environmental costs and decreased rail car demurrage, public relations, professional fees and insurance costs.

Other Income and Expense

Our interest income was less for our six months ended June 30, 2016 compared to the same period of 2015 due to having less cash on hand during the 2016 period. We received a business interruption insurance payment during the 2015 period which we included in our other income related to storm damage at the plant. Our income related to our investments was less during our six months ended June 30, 2016 compared to the same period of 2015 due to reduced profitability in the ethanol industry which impacts our portion of the net income generated by our investments, including Guardian Hankinson, LLC and RPMG, because both are involved in the ethanol industry. Our interest expense was lower during our six months ended June 30, 2016 compared to the same period of 2015 due to having less borrowings outstanding on our loans during the 2016 period.

Changes in Financial Condition for the Six Months Ended June 30, 2016

Current Assets

We had less cash on hand at June 30, 2016 and December 31, 2015. We used cash during our second quarter of 2016 to pay a distribution to our members. At the end of the year, many of our corn suppliers defer corn payments until the next year which results in additional cash we have available. We had more accounts receivable at June 30, 2016 compared to December 31, 2015 due to the timing of our payments from our marketer. We had less other receivables at June 30, 2016 compared to December 31, 2015 due to payment of insurance claim receivables received in the first quarter of 2016. The value of our inventory was comparable at June 30, 2016 and December 31, 2015 with a similar quantity and market price for our raw material and finished goods inventory. Due to volatility in the corn market, we had a larger unrealized gain on our derivative instruments at June 30, 2016 compared to December 31, 2015 which increased our current assets.

Property and Equipment

The value of our property and equipment was greater at June 30, 2016 compared to December 31, 2015 as a result of capital improvements we made during our 2016 fiscal year, partially offset by regular depreciation of our equipment. We are in the process of completing railroad track improvements which are included in our construction in progress.

Other Assets

The value of our investments were lower at June 30, 2016 compared to December 31, 2015 primarily due to the reduction in the value of our investment in Guardian Hankinson, LLC, Renewable Products Marketing Group, LLC and Lawrenceville Tank, LLC as a result of distributions we received from them during our 2016 fiscal year, offset by income generated by our investments since that time.

Current Liabilities

We had more outstanding checks in excess of bank balances at June 30, 2016 compared to December 31, 2015 due to the timing of transfers between our accounts and increased corn payments following the end of our 2015 fiscal year. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was significantly lower at June 30, 2016 compared to December 31, 2015 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes, which increases our accounts payable at that time. These deferred payments were made early in our first quarter of 2016. We had a greater liability associated with our derivative financial instruments at June 30, 2016 compared to December 31, 2015 due to having more unrealized losses on our forward corn purchase contracts at June 30, 2016 compared to December 31, 2015 due to market volatility.

Long-Term Liabilities

Our long-term liabilities were less at June 30, 2016 compared to December 31, 2015 due to the other liability related to our TIF guarantee.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial

Condition and Results of Operations - Indebtedness." As of June 30, 2016, we had $1,000 outstanding and $18,323,000 available to be drawn on these revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$811,928	$6,452,891
Net cash (used in) investing activities	(2,744,331)	(1,880,760)
Net cash provided by (used for) financing activities	422,804	(1,702,430)

Cash Flow From Operations. Our operating activities provided less cash during the six months ended June 30, 2016 compared to the same period of 2015, primarily due to decreased net income, a decrease in the distributions we received from our investments and using more cash for our accounts payable during the 2016 period.

Cash Flow From Investing Activities. Our investing activities used more cash during the six months ended June 30, 2016 compared to the same period of 2015 due to the net effect of an insurance settlement we received in 2015 partially offset by increased capital expenditures during the 2015 period.

Cash Flow From Financing Activities. Our financing activities used less cash during the six months ended June 30, 2016 compared to the same period of 2015 because of a greater increase in our checks issued in excess of bank balances and a smaller distribution during the 2016 period.

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

Operating Line

The Operating Line's term was extended in our November 11, 2014 amendment to November 1, 2016. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrued at the one month London Interbank Offered Rate ("LIBOR") plus 300 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at June 30, 2016 was 3.45%. As of June 30, 2016, we had $0 outstanding on the Operating Line and $5,574,000 available to be drawn, taking into account the borrowing base calculation.

Reducing Revolving Loan

On November 11, 2014, we executed a loan amendment with FCSA which eliminated our prior Term Loan and Term Revolver and replaced them with a new $15 million Reducing Revolving Loan. Interest accrues on the Reducing Revolving Loan at a rate of 325 basis points in excess of the one-month LIBOR and we agreed to pay a fee of 0.50% for any unused amount of the Reducing Revolving Loan. The amount we can borrow on the Reducing Revolving Loan decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The Reducing Revolving Loan matures on October 1, 2024. The interest rate for this loan at June 30, 2016 was 3.70%. As of June 30, 2016, we had $1,000 outstanding on the Reducing Revolving Loan and $12,749,000 available to be drawn.

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

As of June 30, 2016, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of June 30, 2016, we had $1,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.70%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of June 30, 2016, would be less than $1.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $179,000 related to derivative instruments for the quarter ended June 30, 2016. We recorded a combined increase to our cost of revenues of approximately $202,000 related to derivative instruments for the quarter ended June 30, 2015. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of June 30, 2016, we were committed to purchasing approximately 4.6 million bushels of corn with an average price of $3.55 per bushel. These corn purchases represent approximately 24% of our expected corn usage for the next 12 months. As of June 30, 2016, we had no purchase commitments related to natural gas. As corn and natural gas prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	55,000,000	Gallons	10%	$7,865,000
Corn	19,642,857	Bushels	10%	$5,924,397
Natural Gas	1,237,500	MMBTU	10%	$292,050

For comparison purposes, our sensitivity analysis for our second quarter of 2015 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	58,800,000	Gallons	10%	$8,173,200
Corn	19,660,377	Bushels	10%	$7,274,339
Natural Gas	1,083,000	MMBTU	10%	$284,829

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	August 12, 2016	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2016	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)