Form 10-Q
period 2016-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2016-11-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2016

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

As of November 14, 2016, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$7,345,228	$8,329,166
Accounts receivable	4,099,634	1,503,956
Other receivables	20,015	1,462,207
Inventory	4,856,892	7,565,490
Derivative financial instruments	1,044,170	676,991
Prepaid expenses	116,500	281,555
Total current assets	17,482,439	19,819,365

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	9,418,802	4,099,149
Buildings	8,955,206	8,955,206
Equipment	52,432,954	52,041,058
Construction in progress	255,449	1,979,945
	71,936,884	67,949,831
Less accumulated depreciation	(36,415,292)	(33,765,772)
Net property and equipment	35,521,592	34,184,059

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	12,542,291	15,224,992
Other	71,686	122,332
Total other assets	23,009,743	25,743,090

TOTAL ASSETS	$76,013,774	$79,746,514

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$862,536	$477,166
Accounts payable	4,812,444	9,671,856
Accrued liabilities	442,376	498,735
Derivative financial instruments	1,581,298	607,571
Other	118,465	120,465
Total current liabilities	7,817,119	11,375,793

LONG-TERM LIABILITIES
Notes payable, net of current maturities	1,000	1,000
Other	55,475	105,475
Total long-term liabilities	56,475	106,475

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	68,140,180	68,264,246

TOTAL LIABILITIES AND MEMBERS' EQUITY	$76,013,774	$79,746,514

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

REVENUES	$20,983,806	$22,038,423	$64,551,832	$66,433,906

COSTS OF REVENUES	18,177,658	19,817,321	57,677,492	60,642,843

GROSS PROFIT	2,806,148	2,221,102	6,874,340	5,791,063

OPERATING EXPENSES	878,318	772,964	2,647,867	1,894,522

INCOME FROM OPERATIONS	1,927,830	1,448,138	4,226,473	3,896,541

OTHER INCOME (EXPENSE)
Interest and other income	5,626	12,014	31,197	94,284
Business interruption claims recovery	—	—	—	500,000
Equity in net income of investments	678,201	392,686	1,546,049	2,177,486
Interest expense	(1,262)	(1,954)	(3,785)	(6,089)
Total other income	682,565	402,746	1,573,461	2,765,681

NET INCOME	$2,610,395	$1,850,884	$5,799,934	$6,662,222

BASIC AND DILUTED EARNINGS PER UNIT	$0.09	$0.06	$0.20	$0.22

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.10	$0.10	$0.20	$0.20

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

OPERATING ACTIVITIES
Net income	$5,799,934	$6,662,222
Changes to net income affecting cash and cash equivalents
Depreciation and amortization	2,700,166	2,440,041
Distributions in excess of earnings from investments	2,682,701	7,127,600
Gain on involuntary conversion property and equipment	—	(825,709)
(Increase) decrease in
Receivables	(1,153,486)	(560,796)
Inventory	2,708,598	2,003,035
Prepaid expenses	165,055	191,124
Derivative financial instruments	606,548	(587,161)
Increase (decrease) in
Accounts payable	(5,463,377)	(4,494,851)
Accrued and other liabilities	(52,884)	6,193
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,993,255	11,961,698

INVESTING ACTIVITIES
Insurance proceeds	—	1,500,000
Purchase of property and equipment	(3,383,088)	(8,103,781)
Purchase of investments	—	(15,000)
NET CASH USED IN INVESTING ACTIVITIES	(3,383,088)	(6,618,781)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	385,370	4,163,241
Principal payments on long-term notes payable	(55,475)	(13,708)
Distributions paid to members	(5,924,000)	(6,027,512)
NET CASH (USED FOR) FINANCING ACTIVITIES	(5,594,105)	(1,877,979)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(983,938)	3,464,938

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,329,166	6,104,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,345,228	$9,569,321

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,783	$6,790
Capital expenditures in accounts payable	656,954	624,780

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016 and 2015

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for a full year.

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
September 30, 2016 and 2015

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of September 30, 2016, the Company is committed to purchasing approximately 3.9 million bushels of corn on a forward contract basis with an average price of $3.43 per bushel. The total corn purchase contracts represent 20% of the annual plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery of that natural gas.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At September 30, 2016, the Company does not have any firm-price purchase commitments for natural gas. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery of the distillers grains.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time this price is fixed and the time the distillers grains are delivered.  At September 30, 2016, the Company is committed to selling approximately 31,000 dry equivalent tons of distillers grains with an average price of $115 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these commitments to market. The distillers grains sales represent approximately 20% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery of the distillers corn oil.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time this price is fixed and the time the distillers corn oil is delivered.  At September 30, 2016, the Company is committed to selling approximately 1,970,000 pounds of distillers corn oil with an average price of $0.28 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these commitments to market. The distillers corn oil sales represent approximately 17% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of September 30, 2016.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016 and 2015

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

Derivatives not designated as hedging instruments at September 30, 2016 and December 31, 2015 were as follows:

	Balance Sheet Classification	September 30, 2016	December 31, 2015*

Forward contracts in gain position		$9,036	$300
Futures contracts in gain position		897,138	189,244
Futures contracts in loss position		(16,250)	—
Total forward and futures contracts		889,924	189,544
Cash held by broker		154,246	487,447
	Current Assets	$1,044,170	$676,991

Forward contracts in loss position	(Current Liabilities)	$(1,581,298)	$(607,571)
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

	Statement of Operations	Three Months Ended September 30,
	Classification	2016	2015
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$1,128,300	$1,067,934
Forward contracts	Cost of Revenues	(598,874)	(826,316)

	Statement of Operations	Nine Months Ended September 30,
	Classification	2016	2015
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$1,858,623	$1,133,731
Forward contracts	Cost of Revenues	(1,765,789)	(524,216)

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016 and 2015

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

NOTE 3.     INVENTORY

Inventory consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015*
Raw materials	$2,429,643	$4,257,537
Finished goods	679,819	1,642,684
Work in process	420,879	570,510
Parts inventory	1,326,551	1,094,759
	$4,856,892	$7,565,490

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s June 30, 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,603,000 and $2,141,000 as of September 30, 2016 and December 31, 2015, respectively.

Dakota Ethanol has a 6% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s December 31, 2015 unaudited interim results. The carrying amount of the Company’s investment was approximately $867,000 as of September 30, 2016 and December 31, 2015.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership which owns and operates an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s September 30, 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $510,000 and $577,000 as of September 30, 2016 and December 31, 2015, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s September 30, 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $9,526,000 and $11,597,000 as of September 30, 2016 and December 31, 2015, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016 and 2015

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s September 30, 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $36,000 and $41,000 as of September 30, 2016 and December 31, 2015.

Condensed, combined unaudited financial information of the Company’s investments in RPMG, PGVP, LT, GH and GEM is as follows:

Balance Sheet	September 30, 2016	December 31, 2015
Current Assets	$192,860,985	$160,690,612
Other Assets	156,593,153	163,293,989
Current Liabilities	167,523,960	117,783,636
Long-term Liabilities	38,238,186	37,674,031
Members' Equity	143,691,991	168,526,934

	Three Months Ended
Income Statement	September 30, 2016	September 30, 2015
Revenue	$61,531,795	$57,924,872
Gross Profit	13,923,350	10,058,230
Net Income	6,885,415	4,118,713

	Nine Months Ended
Income Statement	September 30, 2016	September 30, 2015
Revenue	$181,299,712	$192,106,193
Gross Profit	37,666,064	40,502,166
Net Income	16,159,237	22,989,997

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016 and 2015

The following table shows the condensed financial information of GH, which represents greater than 10% of the Company's net income as of September 30, 2016:

Balance Sheet	September 30, 2016	December 31, 2015
Current Assets	$17,878,623	$30,957,066
Other Assets	138,475,022	144,336,737
Current Liabilities	22,856,118	21,819,143
Long-term Liabilities	38,238,186	37,502,031
Members' Equity	95,259,341	115,972,629

	Three Months Ended
Income Statement	September 30, 2016	September 30, 2015
Revenue	$58,019,407	$54,012,760
Gross Profit	11,684,449	7,230,931
Net Income	5,936,832	2,847,066

	Nine Months Ended
Income Statement	September 30, 2016	September 30, 2015
Revenue	$169,833,142	$180,069,527
Gross Profit	30,394,537	31,794,870
Net Income	12,786,712	18,193,991

The Company recorded equity in net income of approximately $593,000 and $1,278,000 from GH for the three and nine months ended September 30, 2016, respectively. The Company recorded equity in net income of approximately $285,000 and $1,819,000 from GH for the three and nine months ended September 30, 2015, respectively. The Company recorded equity in net income of approximately $85,000 and $268,000 from its other investments for the three and nine months ended September 30, 2016, respectively. The Company recorded equity in net income of approximately $108,000 and $358,000 from its other investments for the three and nine months ended September 30, 2015, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On November 11, 2014, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) for up to $10,000,000 or the amount available in accordance with the borrowing base calculation. Interest on the outstanding principal balances will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.50% at September 30, 2016. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by the ethanol plant and equipment, its accounts receivable and inventory. The note expires on November 1, 2016. On September 30, 2016, Dakota Ethanol had $0 outstanding and $2,274,000 available to be drawn on the revolving promissory note under the borrowing base. The note was renewed in October 2016 with the same terms as the existing note. The renewal expires November 1, 2018.

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

On November 11, 2014, Dakota Ethanol executed a revolving promissory note from FCSA in the amount of $15,000,000. The amount Dakota Ethanol can borrow on the note decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The note matures on October 1, 2024. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.75% at

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016 and 2015

September 30, 2016. The note contains a non-use fee of 0.5% on the unused portion of the note. On September 30, 2016, Dakota Ethanol had $1,000 outstanding and $12,749,000 available to be drawn on the note.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016 and 2015

	Total	Level 1	Level 2	Level 3
September 30, 2016

Assets:
Derivative financial instruments,
futures contracts	$897,138	$897,138	$—	$—
forward contracts	9,036	—	9,036	—

Liabilities:
Derivative financial instruments,
futures contracts	$(16,250)	$(16,250)	$—	$—
forward contracts	$(1,581,298)	$—	$(1,581,298)	$—

December 31, 2015*

Assets:
Derivative financial instruments,
futures contracts	$189,244	$189,244	$—	$—
forward contracts	300	—	300	—

Liabilities:
Derivative financial instruments,
forward contracts	$(607,571)	$—	$(607,571)	$—
*Derived from audited financial statements.

During the three and nine months ended September 30, 2016, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of September 30, 2016 and December 31, 2015, the Company did not have any Level 3 assets or liabilities.

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
Sales and marketing fees related to the agreements are as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016 and 2015

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Revenues ethanol	$16,064,019	$17,023,820	$49,529,339	$50,642,929
Revenues distiller's dried grains	1,734,033	2,056,363	3,890,337	4,763,630
Revenues corn oil	761,191	745,177	2,058,908	2,263,342
Marketing fees ethanol	42,057	42,246	126,171	126,739
Marketing fees distiller's dried grains	10,200	11,954	23,366	28,740
Marketing fees corn oil	6,801	8,023	19,669	23,442

	September 30, 2016	December 31, 2015*
Amounts due included in accounts receivable	$3,655,760	$939,705
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases during the fiscal quarters ended September 30, 2016 and 2015 totaled approximately $1,616,000 and $730,000, respectively. As of September 30, 2016 and December 31, 2015, the amount we owed to related parties was approximately $43,000 and $20,000, respectively.
NOTE 9.    INSURANCE CLAIMS

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

NOTE 10.            SUBSEQUENT EVENTS

During November 2016, the Company declared and paid a distribution to its members of $5,924,000, or $0.20 per capital unit, to unit holders of record as of October 1, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2016, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2015, included in the Company's Annual Report on Form 10-K for 2015.

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

We are in the process of expanding our railroad siding to accommodate shipping unit trains. The project reached substantial completion during the third quarter of 2016. We are using cash from our continuing operations and amounts we have available to borrow on our long-term revolving debt to finance this capital project which is expected to cost approximately $7 million.

On September 23, 2016, the Chinese government instituted a 33.8% anti-dumping duty on all distillers grains produced in the United States and exported to China. The Chinese claimed that ethanol producers in the United States were unfairly benefiting from subsidies which artificially lowered the price of distillers grains. China is the world's top buyer of dried distillers grains and nearly all of the distillers grains China purchases come from the United States. This trade dispute has resulted in fewer exports of distillers grains to China which has had a negative impact on market distillers grains prices received by ethanol producers in the United States. Further, the Chinese duty is preliminary and it is possible that the final duty could be higher, further impacting distillers grains demand and prices. Management believes that this trade dispute has negatively impacted our profitability which could continue.

Results of Operations

Comparison of the Fiscal Quarters Ended September 30, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended September 30, 2016 and 2015:

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenues	$20,983,806	100.0	$22,038,423	100.0

Cost of Revenues	18,177,658	86.6	19,817,321	89.9

Gross Profit	2,806,148	13.4	2,221,102	10.1

Operating Expense	878,318	4.2	772,964	3.5

Income from Operations	1,927,830	9.2	1,448,138	6.6

Other Income	682,565	3.3	402,746	1.8

Net Income	$2,610,395	12.4	$1,850,884	8.4

Revenues

Revenue from ethanol sales decreased by approximately 6% during our third quarter of 2016 compared to the same period of 2015. Revenue from distillers grains sales decreased by approximately 6% during our third quarter of 2016 compared to the same period of 2015. Revenue from corn oil sales increased by approximately 2% during our third quarter of 2016 compared to the same period of 2015.

Ethanol

Our ethanol revenue was approximately $960,000 less during our third quarter of 2016 compared to our third quarter of 2015, a decrease of approximately 6%. This decrease in ethanol revenue was due to a decrease in the total gallons of ethanol we sold during our third quarter of 2016 compared to our third quarter of 2015, along with a lower average ethanol price we received per gallon of ethanol sold during the 2016 period. We sold approximately 2% fewer gallons of ethanol during our third quarter of 2016 compared to the same period of 2015, a decrease of approximately 201,000 gallons, due to decreased throughput at the ethanol plant. Management anticipates relatively stable production for the rest of our 2016 fiscal year.

The average price we received for our ethanol was approximately $0.05 less per gallon during our third quarter of 2016 compared to our third quarter of 2015, a decrease of approximately 4%. Management attributes this decrease in ethanol prices with excess ethanol supply in the market and lower gasoline prices which both impacted ethanol demand and prices during our third quarter of 2016. In addition, management believes the price of ethanol was negatively impacted by the United States Environmental Protection Agency's (EPA) renewable volume obligations under the Federal Renewable Fuels Standard (RFS) which were finalized in November 2015 along with the proposed reduction in the renewable volume obligations for 2017 which were released in May 2016. These renewable volume obligations were set by the EPA lower than the statutory requirements in the RFS.

Distillers Grains

Our total distillers grains revenue was approximately 6% less during our third quarter of 2016 compared to the same period of 2015 due to decreased total tons of distillers grains we sold. For our third quarter of 2016, we sold approximately 44% of our total distillers grains in the dried form and approximately 56% of our total distillers grains in the modified/wet form. By comparison, for our third quarter of 2015, we sold approximately 47% of our total distillers grains in the dried form and approximately 53% of our total distillers grains in the modified/wet form. We determine the mix between dried distillers grains and modified/wet distillers grains we sell based on market conditions and the relative profitability of selling the different forms of distillers grains. Due to the lack of Chinese exports, prices in the modified/wet distillers grains market were better compared to the dried distillers grains market. We consume additional natural gas when we produce dried distillers grains as compared to modified/wet distillers grains which can impact the profit we generate from sales of dried distillers grains. Management anticipates that we will maintain the current mix between dried distillers grains and modified/wet distillers grains going forward unless market conditions change in a way that favors one product over the other.

The average price we received for our dried distillers grains was approximately 9% less during our third quarter of 2016 compared to the same period of 2015, a decrease of approximately $12 per ton. Management attributes the decrease in dried distillers grains prices during the 2016 period with uncertainty in the export market for distillers grains due to the Chinese anti-dumping and countervailing duty investigation. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 4% less for our third quarter of 2016 compared to the same period of 2015, a decrease of approximately $5 per ton. Management attributes this decrease in modified/wet distillers grains prices with ample corn supplies in our local market along with additional distillers grains supply due to the Chinese anti-dumping and countervailing duty investigation. However, the local market prices did not decrease as much as the export market which resulted in a smaller decrease in our modified/wet distillers grains prices. China instituted an anti-subsidy and countervailing duty investigation in January 2016 which essentially closed the Chinese market to United States produced distillers grains. Since that time, the Chinese have sporadically taken distillers grains exports but at a lower level than in the past. On September 23, 2016, China instituted a 33.8% duty on distillers grains exported from the United States. Management believes this has resulted in decreased worldwide demand for distillers grains which has negatively impacted domestic distillers grains prices. While we do not export a significant amount of distillers grains, the Chinese investigation has increased the domestic supply of distillers grains which has impacted local prices. In addition, there are ample corn supplies in the United States which has also impacted demand for distillers grains. Management expects distillers grains prices to remain lower in the near term, especially due to the strong corn crop which was harvested in the fall of 2016.

Corn Oil

Our total pounds of corn oil sold decreased by approximately 9% during our third quarter of 2016 compared to the same period of 2015, a decrease of approximately 258,000 pounds, primarily due to increased downtime for our corn oil extraction equipment and decreased corn oil yield per ton of distillers grains. Management anticipates that corn oil production will return to more normal levels in the future and will continue to be variable based on the total production of ethanol at our plant and by operating efficiencies we achieve at the ethanol plant. The average price we received for our corn oil was approximately 12% greater for our third quarter of 2016 compared to the same period of 2015, an increase of approximately $0.03 per pound. Management believes this increase in market corn oil prices was primarily due to increased biodiesel demand which positively impacts corn oil prices along with increased soybean oil prices. Soybean oil is another feedstock which is used to produce biodiesel so when soybean oil prices increase, it typically benefits the market price of corn oil. The biodiesel blenders' tax credit was renewed at the end of December 2015 which management believes has positively impacted corn oil demand during 2016. However, the tax credit is scheduled to expire again at the end of December 2016. As a result, this increase in corn oil demand may not continue past our 2016 fiscal year.

Cost of Revenues

Our cost of revenues for our third quarter of 2016 was lower compared to the same period of 2015 due primarily to decreased corn and natural gas consumption along with lower corn and natural gas prices. The decrease in our corn consumption was due in part to decreased total production during the 2016 period along with greater efficiency in converting corn into ethanol during the 2016 period. We have also improved our energy efficiency in producing ethanol and have produced more modified/wet distillers grains which decreases the amount of natural gas we consume in our production facility.

Our cost of revenues relating to corn was approximately 13% less for our third quarter of 2016 compared to the same period of 2015 due to lower corn consumption and corn costs per bushel during the 2016 period. Our average cost per bushel of corn decreased by approximately 10% for our third quarter of 2016 compared to our third quarter of 2015. Management attributes the decrease in corn prices with anticipation regarding the size of the corn corp harvested in the fall of 2016 along with ample market supplies of corn. Management anticipates that corn prices will remain relatively lower into the foreseeable future as corn is plentiful with relatively stable corn demand.

We consumed approximately 3% fewer bushels of corn during our third quarter of 2016 compared to the same period of 2015 due to decreased total production at the plant during 2016 and increased efficiency at the plant which increased the number of gallons of ethanol we produced per bushel of corn ground. Management anticipates that our corn consumption will be relatively stable for the final quarter of our 2016 fiscal year compared to our 2015 fiscal year.

Our cost of revenues related to natural gas decreased by approximately $71,000, a decrease of approximately 6%, for our third quarter of 2016 compared to our third quarter of 2015. This decrease was due to a decrease in market natural gas prices during our third quarter of 2016 compared to the same period of 2015 along with a decrease in our natural gas usage during the 2016 period. Our average cost per MMBtu of natural gas during our third quarter of 2016 was approximately 6% lower compared to the cost per MMbtu for our third quarter of 2015. Management attributes this decrease in our average natural gas costs with generally lower energy prices and ample supplies of natural gas in the market. Management anticipates that natural gas prices will remain relatively stable. However, if natural gas production problems occur, it could result in higher natural gas prices which could negatively impact our profitability.

We used approximately 1% fewer MMBtus of natural gas during our third quarter of 2016 compared to the same period of 2015 due primarily to decreased total production, energy improvement projects we completed along with more production of modified/wet distillers grains which requires less natural gas to produce. Management anticipates that our natural gas consumption will remain at current levels for the final quarter of our 2016 fiscal year and into our 2017 fiscal year.

Operating Expenses

Our operating expenses were greater for our third quarter of 2016 compared to the same period of 2015 due primarily to increased environmental costs.

Other Income and Expense

Our interest income was less for our third quarter of 2016 compared to the same period of 2015 due to having less cash on hand during the 2016 period. Our income related to our investments was greater during our third quarter of 2016 compared to the same period of 2015 due to improved profitability in the ethanol industry which impacts our portion of the net income generated by our investments, including Guardian Hankinson, LLC and RPMG, because both are involved in the ethanol industry. Our interest expense was lower during our third quarter of 2016 compared to the same period of 2015 due to having less borrowings outstanding on our loans during the 2016 period.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the nine months ended September 30, 2016 and 2015:

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenues	$64,551,832	100.0	$66,433,906	100.0

Cost of Revenues	57,677,492	89.4	60,642,843	91.3

Gross Profit	6,874,340	10.6	5,791,063	8.7

Operating Expense	2,647,867	4.1	1,894,522	2.9

Income from Operations	4,226,473	6.5	3,896,541	5.9

Other Income	1,573,461	2.4	2,765,681	4.2

Net Income	$5,799,934	9.0	$6,662,222	10.0

Revenues

Revenue from ethanol sales was approximately 2% less during our nine months ended September 30, 2016 compared to the same period of 2015 due to the net effect of increased production and decreased average ethanol prices. Revenue from distillers grains sales decreased by approximately 6% during our nine months ended September 30, 2016 compared to the same period of 2015. Revenue from corn oil sales decreased by approximately 9% during our nine months ended September 30, 2016 compared to the same period of 2015.

Ethanol

Our ethanol revenue was approximately $1,113,000 less during our nine months ended September 30, 2016 compared to our nine months ended September 30, 2015, a decrease of approximately 2%. This decrease in ethanol revenue was due to the net effect of an increase in the total gallons of ethanol we sold during our nine months ended September 30, 2016 compared to our nine months ended September 30, 2015, offset by a decrease in the average price we received per gallon of ethanol sold during the 2016 period. We sold approximately 2% more gallons of ethanol during our nine months ended September 30, 2016 compared to the same period of 2015, an increase of approximately 663,000 gallons, due to increased production capacity at the ethanol plant due to various plant improvement projects which were completed during our 2015 fiscal year.

The average price we received for our ethanol was approximately $0.05 less per gallon during our nine months ended September 30, 2016 compared to our nine months ended September 30, 2015, a decrease of approximately 4%. Management attributes this decrease in ethanol prices with excess ethanol supply in the market and lower gasoline prices which both impacted ethanol demand and prices during our nine months ended September 30, 2016.

Distillers Grains

Our total distillers grains revenue was approximately 6% less during our nine months ended September 30, 2016 compared to the same period of 2015 due to decreased average distillers grains prices, partially offset by an increase in the total tons of distillers grains we sold. For our nine months ended September 30, 2016, we sold approximately 32% of our total distillers grains in the dried form and approximately 68% of our total distillers grains in the modified/wet form. By comparison, for our nine months ended September 30, 2015, we sold approximately 36% of our total distillers grains in the dried form and approximately 64% of our total distillers grains in the modified/wet form.

The average price we received for our dried distillers grains was approximately 9% less during our nine months ended September 30, 2016 compared to the same period of 2015, a decrease of approximately $12 per ton. Management attributes the decrease in dried distillers grains prices during the 2016 period with decreased export demand for distillers grains. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 6% less for our nine months ended September 30, 2016 compared to the same period of 2015, a decrease of approximately $8 per ton.

Corn Oil

Our total pounds of corn oil sold decreased by approximately 10% during our nine months ended September 30, 2016 compared to the same period of 2015, a decrease of approximately 815,000 pounds, primarily due to increased downtime for our corn oil extraction equipment. The average price we received for our corn oil was comparable for our nine months ended September 30, 2016 and the same period of 2015.

Cost of Revenues

Our cost of revenues for our nine months ended September 30, 2016 was approximately 5% lower compared to the same period of 2015 due to decreased consumption and prices for our primary raw materials, corn and natural gas. The decreases in consumption were primarily due to improved yields and energy efficiency during the 2016 period.

Our cost of revenues relating to corn was approximately 6% less for our nine months ended September 30, 2016 compared to the same period of 2015 due to decreased corn consumption and average corn costs per bushel during the 2016 period. Our average cost per bushel of corn decreased by approximately 4% for our nine months ended September 30, 2016 compared to our nine months ended September 30, 2015. Management attributes the decrease in corn costs with a strong corn harvest in the fall of 2015 along with increased corn carryover and relatively stable corn demand. Management anticipates that corn prices will remain lower into the foreseeable future as corn is plentiful with relatively stable corn demand. We consumed approximately 2% fewer bushels of corn during our nine months ended September 30, 2016 compared to the same period of 2015 due to improved corn to ethanol yields during the 2016 period.

Our cost of revenues related to natural gas decreased by approximately $937,000, a decrease of approximately 25%, for our nine months ended September 30, 2016 compared to the same period of 2015. This decrease was due to a decrease in market natural gas prices during our nine months ended September 30, 2016 compared to the same period of 2015 along with a decrease in our natural gas usage during the 2016 period. Our average cost per MMBtu of natural gas during our nine months ended September 30, 2016 was approximately 24% lower compared to the price for our nine months ended September 30, 2015. Management attributes this decrease in our average natural gas costs with generally lower energy prices and ample supplies of natural gas in the market. We used approximately 1% fewer MMBtus of natural gas during our nine months ended September

30, 2016 compared to the same period of 2015 due to energy efficiency improvements in the plant and we have produced more modified/wet distillers grains which decreases the amount of natural gas we consume in our production facility.

Operating Expenses

Our operating expenses were more for our nine months ended September 30, 2016 compared to the same period of 2015 due to insurance claim proceeds we received during 2015 that reduced the operating expenses for that period.

Other Income and Expense

Our interest income was less for our nine months ended September 30, 2016 compared to the same period of 2015 due to having less cash on hand during the 2016 period. We received a business interruption insurance payment during the 2015 period which we included in our other income related to storm damage at the plant. Our income related to our investments was less during our nine months ended September 30, 2016 compared to the same period of 2015 due to reduced profitability in the ethanol industry which impacts our portion of the net income generated by our investments, including Guardian Hankinson, LLC and RPMG, because both are involved in the ethanol industry. Our interest expense was lower during our nine months ended September 30, 2016 compared to the same period of 2015 due to having less borrowings outstanding on our loans during the 2016 period.

Changes in Financial Condition for the Nine Months Ended September 30, 2016

Current Assets

We had less cash on hand at September 30, 2016 compared to December 31, 2015 due to cash we used during the year for our capital expenditures and distributions to our members. We had more accounts receivable at September 30, 2016 compared to December 31, 2015 due to the timing of payments from our marketers at the end of each period. We had less other receivables at September 30, 2016 compared to December 31, 2015 due to payment of insurance claim receivables received in the first quarter of 2016. The value of our inventory was lower at September 30, 2016 compared to December 31, 2015 due to less corn inventory on hand. We also had less finished goods inventory as a result of the timing of our ethanol shipments in relation to the end of our fiscal quarter. Due to volatility in the corn market, we had a larger unrealized gain on our derivative instruments at September 30, 2016 compared to December 31, 2015 which increased our current assets.

Property and Equipment

The value of our property and equipment was greater at September 30, 2016 compared to December 31, 2015 as a result of capital improvements we made during our 2016 fiscal year, partially offset by regular depreciation of our equipment. We are in the process of completing railroad track improvements which have been placed into service.

Other Assets

The value of our investments were lower at September 30, 2016 compared to December 31, 2015 primarily due to a reduction in the value of our investment in Guardian Hankinson, LLC, Renewable Products Marketing Group, LLC and Lawrenceville Tank, LLC as a result of distributions we received from these investments during our 2016 fiscal year, offset by income generated by our investments since that time.

Current Liabilities

We had more outstanding checks in excess of bank balances at September 30, 2016 compared to December 31, 2015 due to the timing of transfers between our accounts and increased corn payments following the end of our 2015 fiscal year. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was significantly lower at September 30, 2016 compared to December 31, 2015 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes, which increases our accounts payable at that time. These deferred payments were made early in our first quarter of 2016. We had a greater liability associated with our derivative financial instruments at September 30, 2016 compared to December 31, 2015 due to having more unrealized losses on our forward corn purchase contracts at September 30, 2016 compared to December 31, 2015 due to market volatility.

Long-Term Liabilities

Our long-term liabilities were less at September 30, 2016 compared to December 31, 2015 due to the other liability related to long-term pledges payable.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of September 30, 2016, we had $1,000 outstanding and $15,023,000 available to be drawn on these revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$7,993,255	$11,961,698
Net cash (used in) investing activities	(3,383,088)	(6,618,781)
Net cash (used for) financing activities	(5,594,105)	(1,877,979)

Cash Flow From Operations. Our operating activities provided less cash during the nine months ended September 30, 2016 compared to the same period of 2015, primarily due to decreased net income and a decrease in the distributions we received from our investments during the 2016 period.

Cash Flow From Investing Activities. Our investing activities used less cash during the nine months ended September 30, 2016 compared to the same period of 2015 due to less capital expenditures during the 2016 period.

Cash Flow From Financing Activities. Our financing activities used more cash during the nine months ended September 30, 2016 compared to the same period of 2015 because of a smaller increase in our checks issued in excess of bank balances partially offset by a smaller distribution during the 2016 period.

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

Operating Line

The Operating Line's term was extended in our October 28, 2016 amendment to November 1, 2018. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrued at the one month London Interbank Offered Rate ("LIBOR") plus 300 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at September 30, 2016 was 3.50%. As of September 30, 2016, we had $0 outstanding on the Operating Line and $2,274,000 available to be drawn, taking into account the borrowing base calculation.

Reducing Revolving Loan

On November 11, 2014, we executed a loan amendment with FCSA which eliminated our prior Term Loan and Term Revolver and replaced them with a new $15 million Reducing Revolving Loan. Interest accrues on the Reducing Revolving Loan at a rate of 325 basis points in excess of the one-month LIBOR and we agreed to pay a fee of 0.50% for any unused amount of the Reducing Revolving Loan. The amount we can borrow on the Reducing Revolving Loan decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The Reducing Revolving Loan matures on October 1, 2024. The interest rate for this loan at September 30, 2016 was 3.75%. As of September 30, 2016, we had $1,000 outstanding on the Reducing Revolving Loan and $12,749,000 available to be drawn.

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

As of September 30, 2016, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of September 30, 2016, we had $1,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.75%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of September 30, 2016, would be less than $1.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined decrease to our cost of revenues of approximately $529,000 related to derivative instruments for the quarter ended September 30, 2016. We recorded a combined decrease to our cost of revenues of approximately $242,000 related to derivative instruments for the quarter ended September 30, 2015. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of September 30, 2016, we were committed to purchasing approximately 3.9 million bushels of corn with an average price of $3.43 per bushel. These corn purchases represent approximately 20% of our expected corn usage for the next 12 months. As of September 30, 2016, we had no purchase commitments related to natural gas. As corn and natural gas prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$7,297,500
Corn	15,924,000	Bushels	10%	$4,649,808
Natural Gas	1,181,250	MMBTU	10%	$331,931

For comparison purposes, our sensitivity analysis for our third quarter of 2015 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	55,000,000	Gallons	10%	$7,700,000
Corn	18,107,080	Bushels	10%	$6,083,979
Natural Gas	1,177,500	MMBTU	10%	$315,570

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2015, included in our annual report on Form 10-K.

Distillers grains demand and prices may be negatively impacted by the Chinese anti-dumping duty. China is the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United

States. On September 23, 2016, the Chinese instituted a preliminary anti-dumping duty of 33.8% in response to this investigation. Both during the investigation and after the announcement of the duty, distillers grains demand and prices have been negatively impacted. While we expect China to continue to import some distillers grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distillers grains demand and prices. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Fourth Amendment to Credit Agreement dated October 28, 2016 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	November 14, 2016	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2016	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)