Form 10-K
period 2016-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2017-03-02
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2016, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's membership units held by non-affiliates of the registrant was $14,314,125 computed by reference to the most recent public offering price on Form S-4.

As of March 2, 2017, there were 29,620,000 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2016). This information statement is referred to in this report as the 2017 Information Statement.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Reductions in the corn-based ethanol use requirement in the Federal Renewable Fuels Standard;

•	Lower oil prices which result in lower ethanol prices;

•	Negative operating margins which result from lower ethanol prices;

•	Lower distillers grains prices due to the Chinese antidumping and countervailing duty tariffs;

•	Lower gasoline prices may negatively impact ethanol prices which could hurt our profitability;

•	Availability and costs of raw materials, particularly corn and natural gas;

•	Changes in the price and market for ethanol, distillers grains and corn oil;

•	Our ability to maintain liquidity and maintain our risk management positions;

•	Changes in the availability and cost of credit;

•	Changes and advances in ethanol production technology;

•	The effectiveness of our risk management strategy to offset increases in the price of our raw materials and decreases in the prices of our products;

•	Overcapacity within the ethanol industry causing supply to exceed demand;

•	Our ability to market and our reliance on third parties to market our products;

•	The decrease or elimination of governmental incentives which support the ethanol industry;

•	Changes in the weather or general economic conditions impacting the availability and price of corn;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to retain key employees and maintain labor relations;

•	Our liability resulting from potential litigation;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.

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

We recently completed an expansion of our railroad siding to accommodate shipping unit trains. The project reached substantial completion during the third quarter of 2016. We used cash from our continuing operations and amounts we had available to borrow on our long-term revolving debt to finance this capital project which cost approximately $7 million.

During our 2016 fiscal year, we paid a total of $11,848,000 in distributions to our members or approximately $0.40 per membership unit.

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

Product	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Ethanol	78%	76%	75%
Distillers Grains	18%	20%	22%
Corn Oil	3%	3%	3%

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

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. We primarily produce distillers grains in two forms, modified/wet distillers grains and dried distillers grains. Modified/wet distillers grains have a higher moisture content than dried distillers grains. Our modified/wet distillers grains are sold primarily in our local market because they have a shorter shelf life and are more expensive to transport than dried distillers grains. During our 2016 and 2015 fiscal years, approximately 64%, based on volume, of the distillers grains we sold were in the modified/wet form and approximately 36% were in the dried form.

Corn Oil

We separate a portion of the corn oil contained in our distillers grains which we market separately from our distillers grains. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. The primary uses for the corn oil that we produce are animal feed, industrial uses and biodiesel production.

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market. However, in recent years the United States has experienced increased ethanol exports. This increase in ethanol exports follows a conscious effort by the United States ethanol industry to expand ethanol exports along with lower ethanol prices which encouraged exports. During 2016, the primary export markets served by the United States ethanol industry were Canada, Brazil, India, China and the Philippines. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the recent imposition of a tax on imported ethanol by Brazil has created uncertainty as to the viability of that market for ethanol produced in the United States and may require United States producers to seek out other markets for their products. In addition, the strong U.S. Dollar may have negatively impacted ethanol exports from the United States during 2016. Following the end of 2016, the Chinese indicated they would increase the tariff on United States ethanol from 5% to 30% which could also impact ethanol exports.

In 2011, the European Union launched anti-dumping and anti-subsidy investigations related to ethanol exports from the United States. In August 2012, the European Union concluded the anti-subsidy investigation and decided not to impose a tariff related to the anti-subsidy portion of the investigation. However, the European Union decided to impose a tariff on ethanol imported from the United States based on the anti-dumping portion of the investigation. While this tariff has negatively impacted ethanol exports to the European Union, other countries have increased their ethanol imports. Further, some ethanol exports to the European Union have continued despite the tariff due to the relatively lower price of ethanol produced in the United States.

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

Distillers Grains

Distillers grains are primarily used as animal feed. Distillers grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distillers grains exports have increased in recent years as distillers grains have become a more accepted animal feed. Currently, the United States ethanol industry exports a significant amount of distiller grains. During 2016, the largest importers of United States distiller grains were China, Mexico, South Korea, Vietnam and Canada. During 2016, China began an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. In September 2016, China issued a preliminary ruling on the anti-dumping investigation imposing an immediate duty on distillers grains that are produced in the United States. In addition, China implemented an anti-subsidy duty as of September 30, 2016. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties at rates higher than the preliminary rates set in September 2016.  The anti-dumping duties will range from 42.2% to 53.7%, an increase from the preliminary duty of 33.8% issued in September 2016. The final anti-subsidy tariffs will range from 11.2% to 12%, up from 10% to 10.7% issued in September 2016. The trade actions taken by the Chinese have resulted in further declines in distillers grains demand and prices. The significant reduction in distillers grains exports to China requires United States distillers grains producers to seek out alternative markets.

We anticipate that the vast majority of our distillers grains will continue to be sold in the domestic market due to our plant's location. Further, management anticipates that we will continue to sell a large proportion of our distillers grains in the modified/wet form which is marketed locally.

Corn Oil

The primary markets for corn oil are the industrial chemicals market, animal feeding market and the biodiesel production market. Corn oil demand was higher during 2016 partially as a result of the reintroduction of the biodiesel blenders' tax credit during 2016 which increased biodiesel production. This biodiesel blenders' tax credit expired at the end of 2016. Further, additional corn oil supply has continued to enter the market which has negatively impacted corn oil prices. The market for corn oil is expected to continue to shift as changes in supply and demand of corn oil interact. Our corn oil is primarily marketed in the United States and we do not expect that significant exports of corn oil will occur in the near future.

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

New Products and Services

We did not introduce any new products or services during our 2016 fiscal year.

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

Corn prices have been volatile in recent years due to changes in corn demand as well as yield and production fluctuations that have had a significant impact on corn prices. Corn prices were lower during our 2016 fiscal year as a result of four consecutive years of favorable corn crops which has increased the amount of corn available to us. As a result of these favorable corn crops, we have not had difficulty securing the corn we need to operate the ethanol plant at prices that have allowed us to operate profitably. However, as we experienced during 2012, an unfavorable corn crop can have a significant negative impact on our profitability. We could experience a drought or other unfavorable weather condition during our 2017 fiscal year which could impact the price we pay for corn and could negatively impact the availability of corn near our plant. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plant which can increase our transportation costs. In addition, if new corn customers enter the market, it can increase demand for corn which could result in higher corn prices. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

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

Natural Gas

Natural gas is an important input to our manufacturing process.  We purchase our natural gas on the open market and the price for our natural gas is based on market rates. We have a contract with Northern Natural Gas for the interstate transportation of our natural gas. We contract with NorthWestern Energy for the local transportation of our natural gas. Both contracts expire in 2018. We have had no interruptions or shortages in the supply of natural gas to the plant since operations commenced in 2001. We anticipate that we will be able to purchase sufficient natural gas to continue to operate the ethanol plant during our 2017 fiscal year.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations and investments as well as our revolving lines of credit with our primary lender, Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). For our 2017 fiscal year, we anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2017 fiscal year and beyond.

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

Our Competition

Ethanol Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distillers grains and corn oil customers and raw material suppliers. As of December 1, 2016, the Renewable Fuels Association estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 15.8 billion gallons of ethanol per year. According to RFA estimates, approximately 2% of the ethanol production capacity in the United States was not operating as of December 1, 2016. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Total
Archer Daniels Midland	1,761	11%
POET Biorefining	1,629	10%
Valero Renewable Fuels	1,400	9%
Green Plains Renewable Energy	1,461	9%
Flint Hills Resources	820	5%
Updated: December 1, 2016

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

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. There are several commercial scale cellulosic ethanol production facilities either in production or in the construction phase. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas, and continues to represent a source of competition for the ethanol industry. While there are currently a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been increased focus on developing these recharging stations to make electric car technology more widely available in the future. Additional competition from these other sources of alternative energy, particularly in the automobile market, could reduce the demand for ethanol, which would negatively impact our profitability.

Distillers Grains Competition

Our ethanol plant competes with other ethanol producers in the production and sales of distillers grains. Distillers grains are primarily used as an animal feed supplement which replaces corn and soybean meal. As a result, we believe that distillers grains prices are positively impacted by increases in corn and soybean prices. In addition, in recent years the United States ethanol industry has increased exports of distillers grains which management believes has positively impacted demand and prices for distillers grains in the United States. In the event these distillers grains exports decrease, including as a result of the Chinese tariffs which have significantly reduced export demand for distillers grains, it could lead to an oversupply of distillers grains in the United States. An oversupply of distillers grains could result in increased competition among ethanol producers for sales of distillers grains which could negatively impact market distillers grains prices in the United States.

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

The RFS statutory Renewable Volume Obligation (RVO) for corn-based ethanol is 14.4 billion gallons in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. On November 30, 2015, the EPA released its final RVO for corn-based ethanol for 2014 through 2016. The final RVO reduced the corn-based ethanol use requirements pursuant to the RFS below the statutory requirements. Pursuant to the final RVO release, the RFS requirement for corn-based ethanol was 13.61 billion gallons for 2014, 14.05 billion gallons for 2015 and 14.5 billion gallons for 2016. On May 18, 2016, the EPA released a proposed rule to set the RVO for 2017. The EPA proposed to set the total RVO at 18.8 billion gallons of which 14.8 billion gallons could be met by corn-based ethanol. A public hearing on the proposed rule was held in June and the public comment period expired on July 11, 2016. The final rule was released on November 23, 2016 and the corn-based ethanol RVO was increased to 15 billion gallons, which equals the statutory requirement in the RFS. However, previous reductions in the RVO have negatively impacted the ethanol industry.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 140 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.0 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, the approval of E15 by the EPA has not had an immediate impact on ethanol demand in the United States.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2016 fiscal year, our costs of environmental compliance were approximately $233,000. We anticipate that our environmental compliance costs will be approximately $192,000 during our 2017 fiscal year. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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

Employees

As of December 31, 2016, we had a total of 39 full-time employees. We do not expect to hire a significant number of employees in the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2016, 2015 and 2014 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer that decides where the majority of our products are marketed and we have limited control over the marketing decisions made by our third-party professional marketer. Therefore, some of our products may be sold outside of the United States based on decisions made by our marketer.

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

Risks Relating to Our Business

The spread between ethanol and corn prices can vary significantly which can negatively impact our financial condition. Our only source of revenue comes from sales of our ethanol, distillers grains and corn oil. The primary raw materials we use to produce our ethanol, distillers grains and corn oil are corn and natural gas. In order to operate the ethanol plant profitably, we must maintain a positive spread between the revenue we receive from sales of our products and our corn and natural gas costs. This spread between the market price of our products and our raw material costs has been volatile in the past. If we were to experience a period of time where this spread is negative, and the negative margins continue for an extended period of time, it may prevent us from profitably operating the ethanol plant which could decrease the value of our units.

Decreasing gasoline prices may lower ethanol prices which could negatively impact our ability to operate profitably. In recent years, the price of ethanol has been less than the price of gasoline which increased ethanol demand. However, in recent years, at times gasoline prices decreased significantly which reduced the spread between the price of gasoline and the price of ethanol. This trend has negatively impacted ethanol prices. If this trend continues for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

Distillers grains demand and prices may be negatively impacted by the Chinese antidumping and countervailing duty investigation. China was historically the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. On September 23, 2016, the Chinese instituted a preliminary anti-dumping duty of 33% in response to this investigation and an anti-subsidy duty on September 30, 2016 of approximately 10%. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties at rates higher than the preliminary rates set in September 2016.  The anti-dumping duties will range from 42.2% to 53.7%, an increase from the preliminary duty of 33.8% issued in September 2016. The final anti-subsidy tariffs will range from 11.2% to 12%, up from 10% to 10.7% issued in September 2016. Both during the investigation and after the announcement of the duty, distillers grains demand and prices have been negatively impacted. While we expect China to continue to import some distillers grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distillers grains demand and prices. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

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

Our revenue will be greatly affected by the price at which we can sell our ethanol, distillers grains and corn oil. Our ability to generate revenue is dependent on our ability to sell the ethanol, distillers grains and corn oil that we produce. Ethanol, distillers grains and corn oil prices can be volatile as a result of a number of factors. These factors include overall supply and demand, the market price of corn, the market price of gasoline, levels of government support, general economic conditions and the availability and price of competing products. Ethanol, distillers grains and corn oil prices tend to fluctuate based on changes in energy prices and other commodity prices, such as corn and soybean meal. Recently, exports of our products and the various trade actions taken by China have impacted the market prices for our products. If we experience lower prices for our products for a significant period of time, the value of our units may be negatively affected.

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

Our product marketer may fail to market our products at competitive prices which may cause us to operate unprofitably. RPMG is the sole marketer of all of our ethanol, corn oil and some of our distillers grains, and we rely heavily on its marketing efforts to successfully sell our products. Because RPMG sells ethanol, corn oil and distillers grains for a number of other producers, we have limited control over its sales efforts. Our financial performance is dependent upon the financial health of RPMG as most of our revenue is attributable to RPMG's sales. If RPMG breaches our marketing agreements or it cannot market all of the ethanol, corn oil and distillers grains we produce, we may not have any readily available means to sell our ethanol, corn oil and distillers grains and our financial performance could be negatively affected. While we market a portion of our distillers grains internally to local consumers, we do not anticipate that we would have the ability to sell all of the distillers grains, corn oil and ethanol we produce ourselves. If our agreements with RPMG terminate, we may seek other arrangements to sell our ethanol, corn oil and distillers grains, including selling our own products, but we may not be able to achieve results comparable to those achieved by RPMG which could harm our financial performance. Switching marketers may negatively impact our cash flow and our ability to continue to operate the ethanol plant. If we are unable to sell all of our ethanol, distillers grain and corn oil at prices that allow us to operate profitably, it may decrease the value of our units.

We engage in hedging transactions which involve risks that could harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments. These hedging instruments can be risky and can negatively impact our liquidity. In times when commodity prices are volatile, we may be required to use significant amounts of cash to make margin calls as a result of our hedging positions. The effectiveness of our hedging strategies is dependent on the price of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to corn and natural gas prices. We may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn and/or natural gas prices increase. These hedging transactions could impact our ability to profitably operate the ethanol plant and negatively impact our liquidity.

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

We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably. We are highly dependent on our management team to operate our ethanol plant. We may not be able to replace these individuals should the decide to cease their employment with us, or if they become unavailable for any other reason. While we seek to compensate our management and key employees in a manner that will encourage them to continue their employment with us, they may choose to seek other employment. Any loss of these managers or key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.

We may violate the terms of our loan agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We have a credit facility with Farm Credit Services of America ("Farm Credit"). Our credit agreements with Farm Credit include various financial loan covenants. We are currently in compliance with all of our financial loan covenants. Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our loan agreements, FCSA, our primary lender, could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans. If we do not have the funds available to repay the loans and we cannot find another source of financing, we may fail which could decrease the value of our units.

Risks Related to Ethanol Industry

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. The United States benefited from additional exports of ethanol during our 2015 and 2016 fiscal years which may not continue to occur during our 2017 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2017 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

Demand for ethanol may not increase past current levels unless higher percentage blends of ethanol are more widely used. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 140 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.0 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached this blend wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard (non-flex fuel) vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. In addition, restrictions on the evaporative emissions of E15 during the summer months can limit the availability of E15 in some markets. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably, which could reduce or eliminate the value of our units.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn-based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas of the country which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer strong incentives to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of advanced bio-fuels must be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies which are seeking to develop commercial scale cellulosic ethanol plants. This has encouraged innovation and has led to several companies that are either in the process of building or have completed and are operating commercial scale cellulosic ethanol plants. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

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

Decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of December 1, 2016, there are 213 ethanol plants in the United States with capacity to produce approximately 15.8 billion gallons of ethanol per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 2% of the ethanol production capacity in the United States was idled as of December 1, 2016. Further, ethanol demand may be negatively impacted by reductions in the RFS. While the United States is currently exporting ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

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

If exports of ethanol are reduced, including as a result of the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2016 fiscal year with exports of ethanol which increased demand for our ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may not continue. In 2012, the European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. While we continue to experience some ethanol exports to Europe, as a result of this tariff, if ethanol prices increase, these exports to the European Union may cease. Further, ethanol exports could potentially be higher without the European Union tariff. In addition, other importers of United States ethanol could reduce their imports which could negatively impact ethanol prices in the United States and could result in an imbalance between ethanol supply and ethanol demand. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

We made a significant investment in Guardian Hankinson, LLC which may fail. In December 2013, we made a $12 million investment in Guardian Hankinson, LLC, an entity that owns an ethanol plant in North Dakota. Since Guardian Hankinson, LLC operates an ethanol plant, it faces many of the same risks that we face in operating our ethanol plant. Further, we have limited control over the management decisions made by Guardian Hankinson, LLC. If Guardian Hankinson, LLC is ultimately unsuccessful, it could negatively impact the return we receive on our investment which could negatively impact our financial performance and the value of our units.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS standards until after the end of 2014. On November 30, 2015, the EPA released the final renewable volume obligations for 2014, 2015 and 2016 which lowered the renewable volume obligations below the statutory volume requirements. On November 23, 2016, the EPA released the final renewable volume obligations for 2017 which returned the renewable volume obligation for corn-based ethanol to the statutory volume requirement. However, any future reduction of the volume requirements under the RFS by the EPA could decrease the market price and demand for ethanol which will negatively impact our financial performance.

The California Low Carbon Fuel Standard may decrease demand for corn-based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn-based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn-based ethanol to California, it could significantly reduce demand for the ethanol we produce. This could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

Unit Holders

As of March 2, 2017, we had 29,620,000 membership units issued and outstanding and a total of approximately 1,066 unit holders.

Bid and Asked Prices

The following table contains information concerning completed unit transactions that occurred during our last two fiscal years. Our bulletin board trading system does not track bid and asked prices and therefore we only have information concerning completed unit transactions.

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2015	$3.70	$4.00	$3.83	16,000
Second Quarter 2015	3.51	4.00	3.58	46,500
Third Quarter 2015	3.34	3.56	3.48	35,000
Fourth Quarter 2015	3.51	3.80	3.71	47,500
First Quarter 2016	2.87	3.80	3.27	23,500
Second Quarter 2016	2.79	3.00	2.88	64,500
Third Quarter 2016	4.00	4.00	4.00	2,000
Fourth Quarter 2016	3.05	4.15	3.77	19,000

Distributions

Under the terms of our Third Amended and Restated Operating Agreement, we are required to make distributions to our members and may not retain more than $200,000 of net cash from operations, unless: (1) a 75% super-majority of our board of managers decides otherwise; (2) it would violate or cause a default under the terms of any debt financing or other credit facilities; or (3) it is otherwise prohibited by law. Our ability to make distributions to our members is dependent upon the distributions made to us by Dakota Ethanol. All net income generated from plant operations is distributed by Dakota Ethanol to us since Dakota Ethanol is our wholly-owned subsidiary. We distribute the net income received from Dakota Ethanol to our unit holders in proportion to the number of units held by each unit holder. A unit holder's distribution percentage is determined by dividing the number of units owned by such unit holder by the total number of units outstanding. We anticipate continuing to monitor our financial performance and projected financial performance and we expect to make distributions at such times and in such amounts as will allow us to continue to profitably operate the ethanol plant, maintain compliance with our loan covenants and maintain our liquidity.

2016 Distributions

Our board of managers declared three distributions during our 2016 fiscal year. Two distributions were for $0.10 per membership unit and the third was for $0.20 per membership unit for a total of $0.40 per membership unit during our 2016 fiscal year. Our distributions were declared and paid in May, July and November 2016. The total amount of the distributions we paid was $11,848,000.

2015 Distributions

Our board of managers declared three distributions during our 2015 fiscal year. Each distribution was for $0.10 per membership unit for a total of $0.30 per membership unit during our 2015 fiscal year. Our distributions were declared and paid in March, September and November 2015. The total amount of the distributions we paid was $8,989,512.

Performance Graph

The following graph shows a comparison of cumulative total member return since January 1, 2012, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on December 31, 2011. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

COMPARISON OF CUMULATIVE TOTAL RETURN
Lake Area Corn Processors, LLC
NASDAQ Composite-Total Returns
SIC Code Index
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2011
2012
2013
2014
2015
2016
ASSUMES $100 INVESTED ON DEC. 31, 2011
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2016

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data, which is derived from our audited financial statements for the periods indicated. The selected consolidated balance sheet financial data as of December 31, 2014, 2013 and 2012 and the selected consolidated income statement data and other financial data for the years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of December 31, 2016 and 2015 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended December 31, 2016 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with (i) the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K; (ii) "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations"; and (iii) "Item 1A - Risk Factors" found elsewhere in this Form 10-K. Among other things, those items include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2016	2015	2014	2013	2012
Revenues	$88,812,550	$88,997,947	$124,469,094	$145,412,968	$132,284,993
Cost of Revenues	76,097,861	81,445,770	89,068,125	129,091,165	130,851,882
Gross Profit	12,714,689	7,552,177	35,400,969	16,321,803	1,433,111
Operating Expense	3,642,087	1,827,789	3,550,980	3,511,026	2,864,188
Income (Loss) From Operations	9,072,602	5,724,388	31,849,989	12,810,777	(1,431,077)
Other Income (Expense)	2,332,606	2,929,142	7,957,330	494,070	153,596
Net Income (Loss)	$11,405,208	$8,653,530	$39,807,319	$13,304,847	$(1,277,481)
Capital Units Outstanding	29,620,000	29,620,000	29,620,000	29,620,000	29,620,000
Net Income (Loss) Per Capital Unit	$0.39	$0.29	$1.34	$0.45	$(0.04)
Cash Distributions per Capital Unit	$0.40	$0.30	$1.00	$0.20	$0.05

Balance Sheet Data:	2016	2015	2014	2013	2012
Working Capital	$11,313,046	$8,443,572	$6,634,185	$17,836,992	$12,286,617
Net Property, Plant & Equipment	34,824,202	34,184,059	28,349,272	22,958,064	25,086,125
Total Assets	78,116,089	79,746,514	78,574,975	82,577,805	65,973,079
Long-Term Obligations	26,556	106,475	226,940	9,170,592	166,261
Members' Equity	67,821,454	68,264,246	68,600,228	58,455,182	51,074,335
Book Value Per Capital Unit	$2.29	$2.30	$2.32	$1.97	$1.72

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2016 and 2015:

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenue	$88,812,550	100.0	$88,997,947	100.0

Cost of Revenues	76,097,861	85.7	81,445,770	91.5

Gross Profit	12,714,689	14.3	7,552,177	8.5

Operating Expense	3,642,087	4.1	1,827,789	2.1

Income from Operations	9,072,602	10.2	5,724,388	6.4

Other Income	2,332,606	2.6	2,929,142	3.3

Net Income	$11,405,208	12.8	$8,653,530	9.7

Revenues

Revenue from ethanol sales increased by approximately 3% during our 2016 fiscal year compared to the same period of 2015. Revenue from distillers grains sales decreased by approximately 10% during our 2016 fiscal year compared to the same period of 2015. Revenue from corn oil sales decreased by approximately 4% during our 2016 fiscal year compared to the same period of 2015.

Ethanol

Our ethanol revenue increased by approximately $1.8 million during our 2016 fiscal year compared to our 2015 fiscal year, an increase of approximately 3%. This increase in ethanol revenue was due to an increase in the average price we received for our ethanol of approximately $0.02 per gallon along with an increase in the total gallons of ethanol we sold. Management attributes this increase in ethanol prices with higher gasoline prices and demand during our 2016 fiscal year. Ethanol in recent years has sold at a discount compared to gasoline prices which has made ethanol an attractive fuel for blending with gasoline and has increased export demand for ethanol. Ethanol provides additional octane to fuels and the lower price of ethanol positively impacts the overall cost of ethanol blended fuels. Management believes ethanol prices were impacted by uncertainty regarding the amount of ethanol that would be required pursuant to the Federal Renewable Fuels Standard (RFS) during 2017. The RFS requires the EPA to establish renewable volume obligations (RVO) for various types of renewable fuels on an annual basis. In recent years, the EPA proposed RVOs for corn-based ethanol which were less than the statutory requirements in the RFS. Further, the preliminary RVO for corn-based ethanol for 2017 was than the statutory requirement. However, when the final RVO was released in late 2016, the RVO for corn-based ethanol was set at the statutory limit. While the RVO for 2017 was a positive step, it came late in the year and as a result may not have had a significant impact on ethanol prices during our 2016 fiscal year. Management expects relatively stable ethanol prices during our 2017 fiscal year, provided ethanol exports remain strong. However, export demand for ethanol is less certain compared to domestic demand. As a result, if ethanol demand decreases in the future, it could negatively impact the price we receive for our ethanol. In addition, gasoline prices have been increasing recently which management believes will positively impact ethanol prices. If the spread between the price of ethanol and the price of gasoline increases during our 2017 fiscal year, it may lead to additional domestic ethanol demand which could positively impact prices.

Ethanol sales volumes were higher during our 2016 fiscal year compared to the same period of 2015 due to a reduction in inventory during our 2016 fiscal year partially offset by a slight decrease in ethanol production during our 2016 fiscal year compared to our 2015 fiscal year. Our total gallons of ethanol sold during our 2016 fiscal year was approximately 1% greater than during the same period of 2015, an increase of approximately 602,000 gallons. Management anticipates relatively stable ethanol production and sales during our 2017 fiscal year compared to our 2016 fiscal year.

Distillers Grains

Our total distillers grains revenue decreased for our 2016 fiscal year compared to the same period of 2015. For both our 2016 fiscal year and 2015 fiscal year, we sold approximately 36% of our total distillers grains, by volume, in the dried form and approximately 64% of our total distillers grains in the modified/wet form. The average price we received for our dried distillers grains was approximately 12% less during our 2016 fiscal year compared to the same period of 2015, a decrease of approximately $15 per ton. Management attributes this decrease in dried distillers grains prices with significantly decreased export demand from China during our 2016 fiscal year along with lower corn and soybean prices. Since distillers grains are typically used as a feed substitute for corn and soybean meal, as the prices of corn and soybeans decrease, the price of distillers grains typically also decreases. In recent years, China has imported a significant amount of distillers grains from the United States. However, at the request of Chinese distillers grains producers, China commenced an anti-dumping and countervailing duty investigation against the United States during 2016. In September 2016, the Chinese implemented a preliminary anti-subsidy duty of between 10% and 10.7% in addition to a preliminary anti-dumping duty of 33.8%. However, in January 2017, China finalized the duties to between 11.2% and 12% for the anti-subsidy duty and between 42.2% and 53.7% for the anti-dumping duty. As a result, distillers grains exports decreased sharply during our 2016 fiscal year which significantly impacted distillers grains prices. The average price we received for our modified/wet distillers grains was approximately 6% less for our 2016 fiscal year compared to the same period of 2015, a decrease of approximately $8 per dry equivalent ton. Management believes the decreased export demand for distillers grains had less of an impact on modified/wet distillers grains prices since this product is typically used locally and is not exported.

Management anticipates continued low distillers grains prices and lower export demand for distillers grains until the Chinese increase their imports. However, the low price of distillers grains has resulted in increased export demand to other countries and may be positively impacting domestic distillers grains demand.

Corn Oil

Our total corn oil revenue decreased by approximately 4% during our 2016 fiscal year compared to the same period of 2015. Our total pounds of corn oil sold decreased by approximately 10% during our 2016 fiscal year compared to the same period of 2015, a decrease of approximately 1,162,000 pounds, primarily due to decreased corn oil yield from the corn we used during our 2016 fiscal year compared to our 2015 fiscal year. Management anticipates relatively stable corn oil production during our 2017 fiscal year compared to our 2016 fiscal year, depending on the amount of oil in the corn harvested in the fall of 2016.

The average price we received for our corn oil increased by approximately 7% for our 2016 fiscal year compared to the same period of 2015, an increase of approximately $0.02 per pound. The biodiesel blenders' tax credit was reinstated for 2016 which had a positive impact on biodiesel production. Since corn oil can be used as a feedstock to produce biodiesel, when biodiesel production increases it has a positive impact on corn oil prices. However, the biodiesel blenders' credit expired again at the end of 2016. As a result, management anticipates lower corn oil prices during our 2017 fiscal year unless the biodiesel blenders' credit is reinstated again.

Government Incentives

We received less revenue from the State of South Dakota during our 2016 fiscal year compared to the same period of 2015 due to the end of our eligibility for this state ethanol production incentive. We received approximately $378,000 in incentive revenue during our 2016 fiscal year and approximately $417,000 during our 2015 fiscal year. We do not anticipate receiving this state incentive in future years.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas.

Corn

Our cost of revenues relating to corn was approximately 9% less for our 2016 fiscal year compared to the same period of 2015. Our average cost per bushel of corn decreased by approximately 7% for our 2016 fiscal year compared to our 2015 fiscal year. Management attributes the decrease in corn prices with several years of large corn crops and additional corn carryover from the 2015 corn crop. This increase in corn supply resulted in lower market corn prices during our 2016 fiscal year. Management anticipates relatively stable corn prices during our 2017 fiscal year due to strong corn supplies and anticipated stable corn demand.

We used approximately 2% fewer bushels of corn during our 2016 fiscal year compared to the same period of 2015 due to improved corn to ethanol yields during our 2016 fiscal year. Management expects our corn consumption will be consistent in our 2017 fiscal year compared to our 2016 fiscal year.

Natural Gas

Our cost of revenues related to natural gas decreased by approximately $655,000, a decrease of approximately 14%, for our 2016 fiscal year compared to our 2015 fiscal year. This decrease was due to a decrease in market natural gas prices along with decreased natural gas consumption during our 2016 fiscal year compared to the same period of 2015. During our 2016 fiscal year, we experienced strong natural gas supplies and relatively stable natural gas demand which positively impacted our natural gas costs. Our average cost per MMBtu of natural gas during our 2016 fiscal year was approximately 13% less compared to the price for our 2015 fiscal year. Management anticipates relatively stable natural gas prices during 2017, however, recent increases in energy prices may have an impact on natural gas prices. However, the 2016/2017 winter has been mild which may keep natural gas prices low for the rest of our 2017 fiscal year.

We used approximately 1% less MMBtus of natural gas during our 2016 fiscal year compared to the same period of 2015 due to energy efficiency improvements we made to the ethanol plant which decreased our natural gas needs. Management anticipates that our natural gas consumption during our 2017 fiscal year will be comparable to our consumption during our 2016 fiscal year.

We experienced approximately $167,000 of combined realized and unrealized gains for our 2016 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, We experienced approximately $331,000 of combined realized and unrealized gains for our 2015 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expense

Our operating expenses were higher for our 2016 fiscal year compared to the same period of 2015 due primarily to property and casualty insurance proceeds we received during our 2015 fiscal year which decreased our operating expenses. The insurance proceeds in excess of the loss equaled approximately $1.8 million in 2015.

Other Income and Expense

Our interest income was lower during our 2016 fiscal year compared to our 2015 fiscal year due to decreased cash on hand during the 2016 period. In addition, our other income was lower during our 2016 fiscal year compared to our 2015 fiscal year due to approximately $600,000 in business interruption insurance proceeds which were included in our other income for the 2015 period. Our equity in the net income of our investments was higher during our 2016 fiscal year compared to our 2015 fiscal year due to more income being generated by our investments which are in the ethanol industry and are directionally consistent with our performance during the 2016 period.

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

Corn Oil

Our total corn oil revenue decreased by approximately 2% during our 2015 fiscal year compared to the same period of 2014. Our total pounds of corn oil sold increased by approximately 16% during our 2015 fiscal year compared to the same period of 2014, an increase of approximately 1,561,000 pounds, primarily due to increased corn oil yield from the corn we used during our 2015 fiscal year compared to our 2014 fiscal year along with an increase in our total production. The average price we received for our corn oil decreased by approximately 16% for our 2015 fiscal year compared to the same period of 2014, a decrease of approximately $0.05 per pound. This decrease in market corn oil prices was primarily due to lower market corn oil demand along with an increase in the market supply of corn oil. Corn oil demand was negatively impacted by the expiration of the biodiesel blenders' credit on December 31, 2014.

Government Incentives

We received less revenue from the State of South Dakota during our 2015 fiscal year compared to the same period of 2014 due to decreased state funding for an ethanol production incentive. We received approximately $417,000 in incentive revenue during our 2015 fiscal year and approximately $439,000 during our 2014 fiscal year.

Cost of Revenues

Corn

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

Natural Gas

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

Operating Expense

Our operating expenses were lower for our 2015 fiscal year compared to the same period of 2014 due primarily to property and casualty insurance proceeds we received during our 2015 fiscal year which decreased our operating expenses along with decreased wages and bonuses due to our decreased profitability during our 2015 fiscal year compared to our 2014 fiscal year.

Other Income and Expense

Our interest income was higher during our 2015 fiscal year compared to our 2014 fiscal year due to increased cash on hand during the 2015 period. In addition, during our 2015 fiscal year, we received approximately $600,000 in business interruption insurance proceeds which were included in our other income. In addition, our equity in the net income of our investments was lower during our 2015 fiscal year compared to our 2014 fiscal year due to less income generated by our investment in Guardian Hankinson, LLC. Our interest expense was lower during our 2015 fiscal year compared to our 2014 fiscal year due to having less borrowing during our 2015 fiscal year as we had repaid the funds we borrowed to make the investment in Guardian Hankinson, LLC.

Changes in Financial Condition for the Fiscal Year Ended December 31, 2016 compared to the Fiscal Year Ended December 31, 2015.

Current Assets

We had more cash and cash equivalents at December 31, 2016 compared to December 31, 2015, primarily due to the increase in our net income during our 2016 fiscal year along with continued strong distributions from our investments. We had more accounts receivable at December 31, 2016, compared to December 31, 2015, due to the timing of our 2016 fiscal year end in relation to our ethanol payments. We had less inventory at December 31, 2016, compared to December 31, 2015, due primarily to having less corn inventory along with less finished goods inventory at December 31, 2016 due to the timing of shipments of our products at our fiscal year end. The average price we used to value our corn inventory at the end of our 2016 fiscal year was less than the end of our 2015 fiscal year which also impacts the value of our corn inventory. The value of our derivative financial instruments was greater at December 31, 2016 compared to December 31, 2015, primarily because we had more cash deposited in our margin account with our commodities broker.

Property and Equipment

The value of our property and equipment was higher at December 31, 2016 compared to December 31, 2015 due to plant improvement projects which were placed into service during our 2016 fiscal year. This increase in the value of our property and equipment was partially offset by the regular depreciation of our assets during our 2016 fiscal year.

Other Assets

The value of our investments was lower at December 31, 2016, compared to December 31, 2015, mainly due to the net effect of the net income generated by Guardian Hankinson, LLC, in which we hold an investment interest, offset by cash distributions we received from Guardian Hankinson, LLC which reduces the value of our investment.

Current Liabilities

At December 31, 2016, we had more checks which were issued in excess of the amount of cash we had in our bank accounts, compared to at December 31, 2015, due to the timing of transfers between our accounts. Any checks which are presented for payment in excess of the balances in our bank accounts are paid from our revolving lines of credit. Our accounts payable was lower at December 31, 2016, compared to December 31, 2015, due to decreased corn payables at the end of our 2016 fiscal year. We had a greater accrued liabilities at December 31, 2016, compared to December 31, 2015 due to increased payroll accruals due to the timing of payroll. The liability on our balance sheet related to our derivative instruments was greater at December 31, 2016, compared to December 31, 2015, due to having more unrealized losses on our forward corn purchase contracts at December 31, 2016, compared to at December 31, 2015.

Long-Term Liabilities

Our long-term liabilities were lower at December 31, 2016, compared to December 31, 2015, due to payments we made on our long-term pledges and guarantee obligation related to our TIF bond guarantee during our 2016 fiscal year.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of December 31, 2016, we had $1,000 outstanding and $13,199,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the fiscal years ended December 31, 2016 and 2015:

	Fiscal Years Ended December 31
	2016	2015
Net cash provided by operating activities	$15,679,756	$19,475,629
Net cash (used in) investing activities	(2,680,173)	(8,409,309)
Net cash (used in) financing activities	(11,335,414)	(8,841,537)

Cash Flow From Operations. Our operating activities generated less cash during our fiscal year ended December 31, 2016, compared to the same period of 2015, primarily due to the net effect of decreased distributions in excess of earnings from our investments offset by increased net income during the 2016 period.

Cash Flow From Investing Activities. Our investing activities used less cash during our fiscal year ended December 31, 2016, compared to the same period of 2015, primarily due to the net effect of less capital purchases during our 2016 fiscal year, partially offset by greater insurance proceeds we received during our 2015 fiscal year due to storm damage at the ethanol plant.

Cash Flow From Financing Activities. Our financing activities used more cash during our fiscal year ended December 31, 2016, compared to the same period of 2015, primarily due to increased distributions to our members during our 2016 fiscal year compared to our 2015 fiscal year.

The following table shows cash flows for the fiscal years ended December 31, 2015 and 2014:

	Fiscal Years Ended December 31
	2015	2014
Net cash provided by operating activities	$19,475,629	$33,485,235
Net cash (used in) investing activities	(8,409,309)	(8,640,124)
Net cash (used in) financing activities	(8,841,537)	(39,447,186)

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

Operating Line

The Operating Line was renewed on November 1, 2016. The Operating Line's maturity date is November 1, 2018. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrues at the one month London Interbank

Offered Rate ("LIBOR") plus 300 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at December 31, 2016 was 3.60%. As of December 31, 2016, we had $0 outstanding on the Operating Line and $1.2 million available to be drawn, taking into account the borrowing base calculation.

Reducing Revolving Loan

On November 11, 2014, we executed a loan amendment with FCSA which eliminated the Term Loan and Term Revolver and replaced them with the new $15 million Reducing Revolving Loan. Interest accrues on the Reducing Revolving Loan at a rate of 325 basis points in excess of the one-month LIBOR and we agreed to pay a fee of 50 basis points for any unused amount of the Reducing Revolving Loan. The amount we can borrow on the Reducing Revolving Loan decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The Reducing Revolving Loan matures on October 1, 2024. The interest rate for this loan at December 31, 2016 was 3.85%. As of December 31, 2016, we had $1,000 outstanding on the Operating Line and $11,999,000 available to be drawn.

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

As of December 31, 2016, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

County Bond Obligation

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds. Taxes levied on our property are used for paying the debt service on the bonds. We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service. The interest rate on the bonds is 7.75% annually.  The bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. Our estimated liability related to this bond was approximately $97,000 as of December 31, 2016. The guarantee liability is included in other liabilities on the balance sheet.

Contractual Cash Obligations

In addition to our debt obligations, we have certain other contractual cash obligations and commitments.  The following table provides information regarding our consolidated contractual obligations and commitments as of December 31, 2016:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$1,000	$—	$—	$—	$1,000
Estimated Interest on Long-Term Debt	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	10,652,761	10,652,761	—	—	—
Other Liabilities	166,879	141,323	17,556	8,000	—
Total Contractual Cash Obligations	$10,820,640	$10,794,084	$17,556	$8,000	$1,000

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill. The Company performs a quantitative analysis that tests for impairment. The second step, if necessary, measures the impairment. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2016 and 2015.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of December 31, 2016, we had $1,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.85%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans as of December 31, 2016, would be approximately $1.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a decrease to our cost of revenues of approximately $167,000 related to derivative instruments for our fiscal year ended December 31, 2016. We recorded a decrease to our cost of revenues of approximately $331,000 related to derivative instruments for the fiscal year ended December 31, 2015. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of December 31, 2016, we were committed to purchasing approximately 3.0 million bushels of corn with an average price of $3.39 per bushel. These corn purchases represent approximately 15% of our expected corn usage for the next 12 months. As corn prices move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of December 31, 2016, we were not committed to purchasing any natural gas.

As of December 31, 2016, the Company is committed to selling approximately 25,000 dry equivalent tons of distillers grains with an average price of $110 per ton.  The distillers grains sales represent approximately 17% of the projected annual plant production.

As of December 31, 2016, the Company is committed to selling approximately 768,000 pounds of distillers corn oil with an average price of $0.27 per pound.  The distillers corn oil sales represent approximately 7% of the projected annual plant production.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$8,190,000
Corn	16,539,575	Bushels	10%	$4,994,952
Natural Gas	1,181,250	MMBTU	10%	$429,975

For comparison purposes, our sensitivity analysis for our 2015 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	55,000,000	Gallons	10%	$6,490,000
Corn	17,590,797	Bushels	10%	$5,787,372
Natural Gas	1,117,500	MMBTU	10%	$219,030

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members
Lake Area Corn Processors, LLC
We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Area Corn Processors, LLC and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
March 2, 2017

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,993,335	$8,329,166
Accounts receivable	4,054,667	1,503,956
Other receivables	25,216	1,462,207
Inventory	6,212,619	7,565,490
Derivative financial instruments	1,057,465	676,991
Prepaid expenses	237,823	281,555
Total current assets	21,581,125	19,819,365

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	9,449,920	4,099,149
Buildings	8,955,206	8,955,206
Equipment	52,614,358	52,041,058
Construction in progress	—	1,979,945
	71,893,957	67,949,831
Less accumulated depreciation	(37,069,755)	(33,765,772)
Net property and equipment	34,824,202	34,184,059

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	11,192,032	15,224,992
Other	122,964	122,332
Total other assets	21,710,762	25,743,090

TOTAL ASSETS	$78,116,089	$79,746,514

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$1,035,671	$477,166
Accounts payable	7,670,550	9,671,856
Accrued liabilities	592,749	498,735
Derivative financial instruments	827,786	607,571
Other	141,323	120,465
Total current liabilities	10,268,079	11,375,793

LONG-TERM LIABILITIES
Notes payable	1,000	1,000
Other	25,556	105,475
Total long-term liabilities	26,556	106,475

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	67,821,454	68,264,246

TOTAL LIABILITIES AND MEMBERS' EQUITY	$78,116,089	$79,746,514

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations

	December 31, 2016	December 31, 2015	December 31, 2014

REVENUES	$88,812,550	$88,997,947	$124,469,094

COSTS OF REVENUES	76,097,861	81,445,770	89,068,125

GROSS PROFIT	12,714,689	7,552,177	35,400,969

OPERATING EXPENSES	3,642,087	1,827,789	3,550,980

INCOME FROM OPERATIONS	9,072,602	5,724,388	31,849,989

OTHER INCOME (EXPENSE)
Interest and other income	40,367	117,471	103,237
Business interruption claims recovery	—	617,771	—
Equity in net income of investments	2,293,928	2,195,535	8,041,347
Interest expense	(1,689)	(1,635)	(187,254)
Total other income (expense)	2,332,606	2,929,142	7,957,330

NET INCOME	$11,405,208	$8,653,530	$39,807,319

BASIC AND DILUTED EARNINGS PER UNIT	$0.39	$0.29	$1.34

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity
Years Ended December 31, 2016, 2015 and 2014

Members'
Equity
Balance, December 31, 2013	$58,455,182
Net income	39,807,319
Distributions paid ($1.00 per capital unit)	(29,662,273)

Balance, December 31, 2014	68,600,228
Net income	8,653,530
Distributions paid ($.30 per capital unit)	(8,989,512)

Balance, December 31, 2015	68,264,246
Net income	11,405,208
Distributions paid ($.40 per capital unit)	(11,848,000)

Balance, December 31, 2016	$67,821,454

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows

	December 31, 2016	December 31, 2015	December 31, 2014

OPERATING ACTIVITIES
Net income	$11,405,208	$8,653,530	$39,807,319
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	3,375,012	3,373,935	2,943,796
Distributions in excess of earnings (earnings in excess of distributions) from investments	4,032,960	8,004,464	(8,041,347)
(Gain) on insurance proceeds for damage to equipment	—	(2,818,955)	—
(Gain) loss on disposal of property and equipment	—	849,734	—
(Increase) decrease in
Receivables	(2,432,676)	759,945	2,493,211
Inventory	1,352,871	(1,458,844)	767,561
Prepaid expenses	43,732	24,796	(140,771)
Derivative financial instruments	(160,259)	(59,474)	513,693
Other assets	—	—	(26,686)
Increase (decrease) in
Accounts payable	(2,017,964)	2,211,376	(4,726,410)
Accrued and other liabilities	80,872	(64,878)	(105,131)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,679,756	19,475,629	33,485,235

INVESTING ACTIVITIES
Insurance proceeds received for damage to equipment	1,318,955	1,500,000	—
Purchase of property and equipment	(3,999,128)	(9,894,309)	(8,185,124)
Purchase of investments	—	(15,000)	(455,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(2,680,173)	(8,409,309)	(8,640,124)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	558,505	230,319	246,847
Payments for long-term debt	(45,919)	(82,344)	(10,031,760)
Distributions to members	(11,848,000)	(8,989,512)	(29,662,273)
NET CASH (USED IN) FINANCING ACTIVITIES	(11,335,414)	(8,841,537)	(39,447,186)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,664,169	2,224,783	(14,602,075)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,329,166	6,104,383	20,706,458

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,993,335	$8,329,166	$6,104,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $6,175, $95,771 and $0 in 2016, 2015 and 2014, respectively	$1,687	$1,689	$236,524
Capital expenditures in accounts payable	69,647	52,989	293,233

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

NOTE 1    .    NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC and subsidiary (the Company) is a South Dakota limited liability company.

The Company owns and manages Dakota Ethanol, LLC (Dakota Ethanol), a 40 million-gallon (annual nameplate capacity) ethanol plant located near Wentworth, South Dakota. Dakota Ethanol sells ethanol and related products to customers located primarily in North America.

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

Shipping costs on modified and wet distillers grains are included in cost of revenues.

Inventory Valuation

Inventories are generally valued using methods which approximate the lower of cost (first-in, first-out) or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand accounts and other accounts with original maturities of three months or less that provide withdrawal privileges.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was $51,791 as of December 31, 2016 and 2015.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contacts. As of December 31, 2016, the Company is committed to purchasing approximately 3 million bushels of corn on a forward contract basis with an average price of $3.39 per bushel. The total corn purchase contracts represent 15% of the projected annual plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At December 31, 2016, the Company does not have any firm-price purchase commitments for natural gas. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At December 31, 2016, the Company is committed to selling approximately 25,000 dry equivalent tons of distillers grains with an average price of $110 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 17% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At December 31, 2016, the Company is committed to selling approximately 768,000 pounds of distillers corn oil with an average price of $0.27 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 7% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of December 31, 2016.

The Company enters into short-term forward, option and futures contracts for ethanol, corn and natural gas as a means of managing exposure to changes in commodity and energy prices. All of the Company's derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

As part of our trading activity, The Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk of loss in the market value of inventories and purchase commitments. To reduce that risk, the Company generally takes positions using forward and futures contracts and options.

Derivatives not designated as hedging instruments at December 31, 2016 and December 31, 2015 were as follows:

	Balance Sheet Classification	December 31, 2016	December 31, 2015

Forward contracts in gain position		$6,491	$300
Futures contracts in gain position		246,900	189,244
Futures contracts in loss position		(12,575)	—
Total forward and futures contracts		240,816	189,544
Cash held by broker		816,649	487,447
	Current Assets	$1,057,465	$676,991

Forward contracts in loss position	(Current Liabilities)	$(827,786)	$(607,571)

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

	Statement of Operations	Years Ended December 31,
	Classification	2016	2015	2014
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$1,874,523	$1,325,265	$1,249,072
Forward contracts	Cost of Revenues	(1,707,414)	(994,242)	(3,231,490)

Investments

The Company has investment interests in five companies in related industries. All of these interests are at ownership shares less than 20%. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account.  Distributions or dividends received from the investments are treated as a reduction of the investment account. Cash flows from investments are classified based on the nature of the distribution approach. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

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

Property and Equipment

Property and equipment is stated at cost. Significant additions and betterments are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. Depreciation on assets placed in service is computed using the straight-line method over estimated useful lives as follows:

	Minimum	Maximum
Land improvements	20 years	40 years
Equipment	5 years	20 years
Buildings		40 years

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recorded when the sum of the undiscounted future cash flows is less than the carrying amount of the asset group. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. No indicators of impairment were identified during the years ended December 31, 2016 and 2015.

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill. The Company performs a quantitative analysis that tests for impairment. The second step, if necessary, measures the impairment. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2016 and 2015.

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator. There were no dilutive equity units for the years ending December 31, 2016, 2015, and 2014.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

Income Taxes

The Company is taxed as a limited liability company under the Internal Revenue Code. The income of the Company flows through to the members to be taxed at the member level rather than the corporate level. Accordingly, the Company has no tax liability.

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. Generally, the Company is no longer subject to income tax examinations by the U.S. federal, state or local authorities for the years before 2013.

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

In February 2016, FASB issued ASU No. 2016-02, "Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-07, "Investments-Equity Method and Joint Ventures (Topic 323)" (ASU 2016-07). ASU 2016-07 simplifies the process for transitioning investments from cost basis to equity method accounting. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and for interim periods within that fiscal year. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 (ASU 2016-15), "Statement of Cash Flows (Topic 230)" (ASU 2016-15). ASU 2016-15 clarifies and provides guidance for specific cash flow issues. The guidance addresses classification for proceeds from insurance settlements and distributions received from equity method investees. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017. The Company has chosen to early adopt the standard. The Company has chosen the nature of distributions approach for equity method distributions. The Company has also adopted the insurance settlement guidance which includes retrospective application to the 2015 cash flow statement. 2015 cash provided by operations increased and cash used in

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

investing activities increased by approximately $1,937,000 per the retrospective application.

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the twelve months ended December 31, 2016, ethanol sales averaged approximately 78% of total revenues, while approximately 19% of revenues were generated from the sale of distiller grains and 3% of revenues were generated from the sale of corn oil. For the twelve months ended December 31, 2016, corn costs averaged approximately 73% of cost of goods sold.

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

NOTE 3.     INVENTORY

Inventory consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Raw materials	$3,217,822	$4,257,537
Finished goods	1,124,660	1,642,684
Work in process	593,197	570,510
Parts inventory	1,276,940	1,094,759
	$6,212,619	$7,565,490

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s September 30 audited results. The carrying amount of the Company’s investment was approximately $1,283,000 and $2,141,000 as of December 31, 2016 and 2015, respectively.

Dakota Ethanol has a 6% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s June 30 unaudited interim results. The carrying amount of the Company’s investment was approximately $308,000 and $867,000 as of December 31, 2016 and 2015, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to construct and operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s December 31 unaudited results. The carrying amount of the Company’s investment was approximately $460,000 and $577,000 as of December 31, 2016 and 2015 respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s December 31 audited results. The carrying amount of the Company’s investment was approximately $9,108,000 and $11,597,000 as of December 31, 2016 and 2015 respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s December 31 unaudited interim results. The carrying amount of the Company’s investment was approximately $33,000 and $41,000 as of December 31, 2016 and 2015.

Condensed, combined unaudited financial information of the Company's investments in RPMG, PGVP, LT, GH and GEM are as follows:

Balance Sheet	12/31/2016	12/31/2015	12/31/2014

Current assets	$178,539,108	$157,550,341	$209,600,962
Other assets	151,378,628	163,122,840	176,468,346
Current liabilities	140,898,148	115,222,336	95,234,540
Long-term liabilities	49,924,355	37,502,031	34,280,219
Member's equity	139,095,233	167,948,814	256,554,549
Revenue	255,245,069	259,096,005	320,484,814
Gross Profit	42,635,837	35,135,377	105,589,056
Net Income	29,555,855	25,650,869	79,122,028

The following table shows the condensed financial information of Guardian Hankinson, which represents greater than 10% of the Company's net income for the year ended December 31, 2016.

Balance Sheet	12/31/2016	12/31/2015	12/31/2014

Current assets	$31,337,860	$30,957,066	$90,121,911
Other assets	133,415,881	144,336,737	157,660,672
Current liabilities	23,822,812	21,819,143	16,384,133
Long-term liabilities	49,856,355	37,502,031	34,264,219
Members' equity	91,074,574	115,972,629	197,134,231
Revenue	237,885,377	240,928,085	307,142,125
Gross Profit	30,731,135	21,352,587	93,397,938
Net Income	25,601,946	19,838,398	75,078,238

The Company recorded equity in net income of approximately $2,561,000, $1,984,000 and $7,719,000 from GH for the years ended December 31, 2016, 2015 and 2014 respectively. The Company recorded equity in net income (loss) of approximately $(267,000), $212,000 and $322,000 from our other investments for the years ended December 31, 2016, 2015 and 2014 respectively. The Company has undistributed net earnings in investees of approximately $680,000 and $1,575,000 as of December 31, 2016 and 2015, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On November 1, 2016, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation. Interest on the outstanding principal balances will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.60% at December 31, 2016. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2018. On December 31, 2016, Dakota Ethanol had $0 outstanding and approximately $1,200,000 available to be drawn on the revolving promissory note under the borrowing base.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

NOTE 6.    LONG-TERM NOTES PAYABLE

On November 11, 2014, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount of $15,000,000. The amount Dakota Ethanol can borrow on the note decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The note matures on October 1, 2024. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.85% at December 31, 2016. The note contains a non-use fee of 0.5% on the unused portion of the note. On December 31, 2016, Dakota Ethanol had $1,000 outstanding and $11,999,000 available to be drawn on the note.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company.

NOTE 7.    EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees' contributed earnings. Employer contributions to the plan totaled approximately $103,000, $103,000 and $105,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

	Total	Level 1	Level 2	Level 3
December 31, 2016

Assets:
Derivative financial instruments, futures contracts	$246,900	$246,900	$—	$—
forward contracts	6,491	—	6,491	—

Liabilities:
Derivative financial instruments, futures contracts	$(12,575)	$(12,575)	$—	$—
forward contracts	(827,786)	—	(827,786)	—

December 31, 2015

Assets:
Derivative financial instruments, futures contracts	$189,244	$189,244	$—	$—
forward contracts	300	—	300	—

Liabilities:
Derivative financial instruments, forward contracts	$—	$—	$—	$—
forward contracts	(607,571)	—	(607,571)	—

During the years ended December 31, 2016 and 2015, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of December 31, 2016 and 2015, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2016 and 2015.

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

The carrying amount of long-term obligations (level 3) at December 31, 2016 of $1,000 had an estimated fair value of approximately $1,000 based on estimated interest rates for comparable debt.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

NOTE 9.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol has entered into contracts and agreements regarding the operation of the ethanol plant as follows:

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

Expenses related to the agreement for the purchase of electricity and natural gas were approximately $6,510,000, $7,013,000, and $10,536,000, for the years ended December 31, 2016, 2015 and 2014, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2017	$584,280

Ethanol Fuel Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 10), a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The agreement continues indefinitely unless terminated under terms set forth in the agreement.

Distillers Grain Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 10), for the marketing of all distillers dried grains produced by the plant. The agreement expires on July 15, 2017 and is automatically renewed for successive one year terms unless terminated 180 days prior to expiration.

Corn Oil Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 10), for the marketing of all corn oil produced by the plant. The agreement expires on August 11, 2017 and is automatically renewed for successive one year terms unless terminated 180 days prior to expiration.

Dakota Ethanol receives an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on gallons of ethanol sold. Incentive revenue of $378,307, $416,667 and $439,069, was recorded for the years ended December 31, 2016, 2015 and 2014, respectively. Dakota Ethanol did not receive the annual maximum for the 2016 program year due to budget constraints on the State of South Dakota program. Dakota Ethanol reached the lifetime maximum under the program during 2016 and will no longer receive funds under the program.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

Revenues and marketing fees related to the agreements are as follows:

	Years Ended December 31,
	2016	2015	2014

Revenues ethanol	$69,398,350	$67,581,517	$100,194,805
Revenues distillers grains	5,254,492	6,205,391	7,629,949
Revenues corn oil	2,860,912	2,979,581	3,046,195

Marketing fees ethanol	187,431	168,796	140,954
Marketing fees distillers grains	32,979	35,289	40,137
Marketing fees corn oil	18,239	29,724	15,721

Accounts receivable balance at period end	3,695,561	939,705	246,560
The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases from these related parties during the fiscal years ended December 31, 2016, 2015 and 2014 totaled approximately $1,890,000, $1,694,000 and $2,001,000, respectively. As of December 31, 2016 and 2015, the amount we owed to related parties was approximately $40,000 and $20,000, respectively.
NOTE 11.    TIF BOND GUARANTEE

During December 2003, Dakota Ethanol entered into an agreement to guarantee a bond issued by Lake County, South Dakota. The bond issue was in conjunction with the refunding of the tax increment financing (TIF) bond issued by Lake County in 2001, of which Dakota Ethanol was the recipient of the proceeds. During 2003, Lake County became aware that the taxes collected based on the incremental tax would not be sufficient to cover the debt service of the 2001 bond issue. Based on the aforementioned deficiency and changes in interest rate during December of 2003, Lake County refunded the 2001 bond issue replacing it with two separate bonds. A tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024 were issued. As a part of the refunding, Dakota Ethanol entered into the agreement to guarantee the taxable bond issue. The taxes levied on Dakota Ethanol's property will first go towards the semiannual debt service of the tax-exempt bonds and any remaining taxes will be used for the debt service of the taxable bonds. Dakota Ethanol guarantees any shortfall in debt service for the taxable bonds. The guarantee expires in December 2018.

The maximum amount of estimated future payments on the taxable bond debt service is $304,433 as of December 31, 2016. The carrying amount of the guarantee liability on Dakota Ethanol's balance sheet at December 31, 2016 is $96,878, which represents the estimated shortfall between the taxable bond amount and the amount of taxes estimated to be collected on Dakota Ethanol's property.

Estimated maturities of the guarantee are as follows:

Years Ending December 31,	Amount
2017	$87,323
2018	9,555

Dakota Ethanol has no recourse to third parties or collateral held by third parties related to the guarantee.

NOTE 12.    CAPTIVE INSURANCE

The Company participates, along with other plants in the industry, in a group captive insurance company (Captive). The Captive insures losses related to workman's compensation, commercial property and general liability. The Captive reinsures catastrophic losses for all participants, including the Company, in excess of predetermined amounts. The Company's premiums are accrued by

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

a charge to income for the period to which the premium relates and is remitted by the Company's insurer to the captive reinsurer. These premiums are structured such that the Company has made a prepaid collateral deposit estimated for losses related to the above coverage. The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. The Company cannot be assessed over the amount in the collateral fund.

NOTE 13.    INSURANCE CLAIMS

Dakota Ethanol experienced property damage to grain handling equipment in June 2014. The damages were covered by property and business interruption insurance policies. The Company continued to use the equipment through May 2015, at which time the equipment was disposed of resulting in a loss of approximately $674,000. Insurance proceeds of $3,436,727, consisting of $2,818,955 from the property insurance claim and $617,771 from the business interruption claim were paid. $1,436,726 was in accounts receivable at December 31, 2015 and received in the first quarter of 2016. The loss on disposal of damaged assets and property insurance proceeds are both recorded in operating expenses in the statements of operations.

NOTE 14.    QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2016
Total revenues	$21,623,796	$21,944,230	$20,983,806	$24,260,718
Gross profit	1,254,612	2,839,644	2,806,148	5,814,285
Income from operations	319,378	1,979,265	1,927,830	4,846,129
Net income	659,621	2,529,919	2,610,395	5,605,273
Basic and diluted earnings per unit	0.02	0.09	0.09	0.19

Year ended December 31, 2015
Total revenues	$20,715,145	$23,680,338	$22,038,423	$22,564,041
Gross profit	709,131	2,860,830	2,221,102	1,761,114
Income (loss) from operations	(367,802)	2,816,205	1,448,138	1,827,847
Net income	238,949	4,572,389	1,850,884	1,991,308
Basic and diluted earnings per unit	0.01	0.15	0.06	0.07

Year ended December 31, 2014
Total revenues	$38,291,090	$30,468,555	$28,961,413	$26,748,036
Gross profit	10,867,229	9,131,503	7,652,385	7,749,852
Income from operations	9,833,848	8,247,933	6,808,515	6,959,693
Net income	11,974,303	10,252,361	8,959,690	8,620,965
Basic and diluted earnings per unit	0.40	0.35	0.30	0.29

NOTE 15.            SUBSEQUENT EVENTS

During February 2017, the Company declared a distribution to its members of $2,962,000, or $0.10 per capital unit, to unit holders of record as of January 1, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2016 which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10. MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive information statement from our 2017 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2016 fiscal year end on December 31, 2016. This information statement is referred to in this report as the 2017 Information Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2017 Information Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2017 Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2017 Information Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2017 Information Statement.

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

(3)                                  The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
2.1	Plan of Reorganization.		Filed as Exhibit 2.1 on the registrant's Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.
3.1	Articles of organization of the registrant.		Filed as Exhibit 3.1 on the registrant's Form S-4 filed with the Commission on August 2, 2001 and incorporated by reference herein.
3.2	Amended and restated operating agreement of the registrant.		Filed as Exhibit 3.6 on the registrant's Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.
3.3	First amendment to the amended and restated operating agreement of the registrant.		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on March 19, 2007 and incorporated by reference herein.
10.1	Distillers Grains Marketing Agreement dated July 15, 2008 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2008 and incorporated by reference herein.
10.2	Contribution Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, L.L.C. dated April 1, 2007.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.
10.3	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-K filed with the Commission on March 30, 2007.
10.4	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.
10.5	Employment Agreement between Scott Mundt and Dakota Ethanol, L.L.C. dated April 1, 2009		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 15, 2009 and incorporated by reference herein.
10.6	First Amended and Restated Construction Loan Agreement dated June 18, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.7	Corn Oil Marketing Agreement dated August 11, 2009 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.8	First Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.9	Long Term Reducing Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.10	Operating Line of Credit Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.11	Member Ethanol Fuel Marketing Agreement between Dakota Ethanol, LLC and RPMG, Inc. dated March 26, 2010. +		Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on March 30, 2011 and incorporated by reference herein.
10.12	Second Amendment of First Amended and Restated Construction Loan Agreement dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.

10.13	Operating Line of Credit First Amended and Restated Revolving Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.14	Long Term Reducing Revolver First Amended and Restated Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.15	Third Amendment of First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.16	Second Amended and Restated Revolving Promissory Note (Operating Line of Credit) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.17	Second Amended and Restated Promissory Note (Long Term Reducing Revolver) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.18	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Dakota Ethanol, L.L.C. dated August 27, 2012. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2012 and incorporated by reference herein.
10.19	Fourth Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.20	Third Amended and Restated Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.21	Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated May 15, 2013.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2013 and incorporated by reference herein.
10.22	First Amendment to Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated November 20, 2013.		Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on February 27, 2014 and incorporated by reference herein.
10.23	Second Amendment to Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C. dated November 12, 2014		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2014 and incorporated by reference herein.
10.24	2015 Water Purchase Agreement dated December 17, 2014 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.24 on the registrant's Form 10-K filed with the Commission on February 26, 2015 and incorporated by reference herein.
10.25	Third Amendment to Credit Agreement dated May 4, 2015 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2015 and incorporated by reference herein.
10.26	Fourth Amendment to Credit Agreement dated October 28, 2016 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 14, 2016 and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith

101
The following financial information from Lake Area Corn Processors, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the fiscal years ended December 31, 2016, 2015 and 2014, (iii) Statement of Changes in Members' Equity, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.**

+ Confidential Treatment Requested
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	March 2, 2017	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 2, 2017	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 2, 2017	/s/ Ronald Alverson
Ronald Alverson, Manager

Date:	March 2, 2017	/s/ Todd Brown
Todd Brown, Manager

Date:	March 2, 2017	/s/ Randy Hansen
Randy Hansen, Manager

Date:	March 2, 2017	/s/ Rick Kasperson
Rick Kasperson, Manager

Date:	March 2, 2017	/s/ Marty Thompson
Marty Thompson, Manager

Date:	March 2, 2017	/s/ Wayne Backus
Wayne Backus, Manager

Date:	March 2, 2017	/s/ Dave Wolles
Dave Wolles, Manager