Form 10-Q
period 2017-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2017-05-12
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of May 12, 2017, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$4,759,867	$9,993,335
Accounts receivable	3,526,624	4,054,667
Other receivables	46,182	25,216
Inventory	7,961,122	6,212,619
Derivative financial instruments	1,080,156	1,057,465
Prepaid expenses	232,049	237,823
Total current assets	17,606,000	21,581,125

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	9,449,920	9,449,920
Buildings	8,955,206	8,955,206
Equipment	52,614,358	52,614,358
Construction in progress	98,842	—
	71,992,799	71,893,957
Less accumulated depreciation	(37,797,223)	(37,069,755)
Net property and equipment	34,195,576	34,824,202

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	10,075,757	11,192,032
Other	100,077	122,964
Total other assets	20,571,600	21,710,762

TOTAL ASSETS	$72,373,176	$78,116,089

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$957,350	$1,035,671
Accounts payable	4,095,026	7,670,550
Accrued liabilities	347,878	592,749
Derivative financial instruments	389,165	827,786
Other	91,323	141,323
Total current liabilities	5,880,742	10,268,079

LONG-TERM LIABILITIES
Notes payable	1,000	1,000
Other	21,556	25,556
Total long-term liabilities	22,556	26,556

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	66,469,878	67,821,454

TOTAL LIABILITIES AND MEMBERS' EQUITY	$72,373,176	$78,116,089

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

REVENUES	$22,713,628	$21,623,796

COSTS OF REVENUES	20,493,173	20,369,184

GROSS PROFIT	2,220,455	1,254,612

OPERATING EXPENSES	1,006,572	935,234

INCOME FROM OPERATIONS	1,213,883	319,378

OTHER INCOME (EXPENSE)
Interest and other income	13,804	5,904
Equity in net income of investments	383,725	335,601
Interest expense	(988)	(1,262)
Total other income	396,541	340,243

NET INCOME	$1,610,424	$659,621

BASIC AND DILUTED EARNINGS PER UNIT	$0.05	$0.02

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.10	$—

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

OPERATING ACTIVITIES
Net income	$1,610,424	$659,621
Changes to net income affecting cash and cash equivalents
Depreciation and amortization	750,354	906,111
Distributions in excess of earnings from investments	1,116,275	2,093,149
(Increase) decrease in
Receivables	507,078	(1,055,302)
Inventory	(1,748,501)	1,038,696
Prepaid expenses	5,774	70,524
Derivative financial instruments	(461,312)	(61,939)
Decrease in
Accounts payable	(3,571,000)	(4,758,980)
Accrued and other liabilities	(298,872)	(79,911)
NET CASH USED IN OPERATING ACTIVITIES	(2,089,780)	(1,188,031)

INVESTING ACTIVITIES
Insurance proceeds received for damage to equipment	—	1,318,955
Purchase of property and equipment	(103,366)	(1,128,535)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(103,366)	190,420

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	(78,322)	895,957
Distributions paid to members	(2,962,000)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,040,322)	895,957

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,233,468)	(101,654)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,993,335	8,329,166

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,759,867	$8,227,512

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$988	$1,261
Capital expenditures in accounts payable	65,123	—

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017 and 2016

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited financial statements for the year ended December 31, 2016, contained in the annual report on Form 10-K for 2016.

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
March 31, 2017 and 2016

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of March 31, 2017, the Company is committed to purchasing approximately 3.2 million bushels of corn on a forward contract basis with an average price of $3.37 per bushel. The total corn purchase contracts represent 17% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At March 31, 2017, the Company does not have any firm-price purchase commitments for natural gas. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At March 31, 2017, the Company is committed to selling approximately 21,000 dry equivalent tons of distillers grains with an average price of $107 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 14% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At March 31, 2017, the Company is committed to selling approximately 672,000 pounds of distillers corn oil with an average price of $0.28 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 6% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of March 31, 2017.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017 and 2016

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

Derivatives not designated as hedging instruments at March 31, 2017 and December 31, 2016 were as follows:

	Balance Sheet Classification	March 31, 2017	December 31, 2016*

Forward contracts in gain position		$5,955	$6,491
Futures contracts in gain position		201,750	246,900
Futures contracts in loss position		(10,237)	(12,575)
Total forward and futures contracts		197,468	240,816
Cash held by broker		882,688	816,649
	Current Assets	$1,080,156	$1,057,465

Forward contracts in loss position	(Current Liabilities)	$(389,165)	$(827,786)
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

	Statement of Operations	Three Months Ended March 31,
	Classification	2017	2016
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$23,287	$255,352
Forward contracts	Cost of Revenues	(52,026)	(513,126)

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
March 31, 2017 and 2016

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

In August 2016, the FASB issued ASU No. 2016-15 (ASU 2016-15), "Statement of Cash Flows (Topic 230)" (ASU 2016-15). ASU 2016-15 clarifies and provides guidance for specific cash flow issues. The guidance addresses classification for proceeds from insurance settlements and distributions received from equity method investees. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017. The Company has chosen to early adopt the standard. The Company has chosen the nature of distributions approach for equity method distributions. The Company has also adopted the insurance settlement guidance which includes retrospective application to the 2015 cash flow statement. As a result of this retrospective application, cash provided by operations decreased and cash provided by investing activities increased for the three months ended March 31, 2016, by approximately $1,319,000 from amounts previously reported on the Company's Form 10-Q for the quarter ended March 31, 2016.

NOTE 3.     INVENTORY

Inventory consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016*
Raw materials	$5,097,905	$3,217,822
Finished goods	987,511	1,124,660
Work in process	516,222	593,197
Parts inventory	1,359,484	1,276,940
	$7,961,122	$6,212,619

*Derived from audited financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017 and 2016

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s December 31, 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,318,000 and $1,283,000 as of March 31, 2017 and December 31, 2016, respectively.

Dakota Ethanol has a 6% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s December 31, 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $308,000 as of March 31, 2017 and December 31, 2016.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s March 31, 2017 unaudited interim results. The carrying amount of the Company’s investment was approximately $489,000 and $460,000 as of March 31, 2017 and December 31, 2016, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s March 31, 2017 unaudited interim results. The carrying amount of the Company’s investment was approximately $7,928,000 and $9,108,000 as of March 31, 2017 and December 31, 2016, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s March 31, 2017 unaudited interim results. The carrying amount of the Company’s investment was approximately $33,000 as of March 31, 2017 and December 31, 2016.

Condensed, combined unaudited financial information of the Company’s investments in RPMG, PGVP, LT, GH and GEM is as follows:

Balance Sheet	March 31, 2017	December 31, 2016
Current Assets	$204,759,814	$178,539,108
Other Assets	146,694,022	151,378,628
Current Liabilities	157,893,021	140,898,148
Long-term Liabilities	67,706,983	49,924,355
Members' Equity	125,853,832	139,095,233

	Three Months Ended
Income Statement	March 31, 2017	March 31, 2016
Revenue	$63,425,464	$57,942,150
Gross Profit	6,239,674	10,310,354
Net Income	3,841,100	3,722,116

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017 and 2016

The following table shows the condensed financial information of Guardian Hankinson, which represents greater than 10% of the Company's net income for the three months ended March 31, 2017:

Balance Sheet	March 31, 2017	December 31, 2016
Current Assets	$27,841,499	$31,337,860
Other Assets	129,137,379	133,415,881
Current Liabilities	10,005,645	23,822,812
Long-term Liabilities	67,706,983	49,856,355
Members' Equity	79,266,250	91,074,574

	Three Months Ended
Income Statement	March 31, 2017	March 31, 2016
Revenue	$60,377,748	$53,567,773
Gross Profit	4,326,567	7,778,140
Net Income	3,191,675	2,421,022

The Company recorded equity in net income of approximately $319,000 and $242,000 from GH for the three months ended March 31, 2017 and 2016, respectively. The Company recorded equity in net income of approximately $65,000 and $94,000 from its other investments for the three months ended March 31, 2017 and 2016, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On November 1, 2016, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.80% at March 31, 2017. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2018. On March 31, 2017, Dakota Ethanol had $0 outstanding and $6,459,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6.    LONG-TERM NOTES PAYABLE

On November 11, 2014, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount of $15,000,000. The amount Dakota Ethanol can borrow on the note decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The note matures on October 1, 2024. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.05% at March 31, 2017. The note contains a non-use fee of 0.5% on the unused portion of the note. On March 31, 2017, Dakota Ethanol had $1,000 outstanding and $11,999,000 available to be drawn on the note.

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
March 31, 2017 and 2016

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
March 31, 2017

Assets:
Derivative financial instruments,
futures contracts	$201,750	$201,750	$—	$—
forward contracts	5,955	—	5,955	—

Liabilities:
Derivative financial instruments,
futures contracts	$(10,237)	$(10,237)	$—	$—
forward contracts	$(389,165)	$—	$(389,165)	$—

December 31, 2016*

Assets:
Derivative financial instruments,
futures contracts	$246,900	$246,900	$—	$—
forward contracts	6,491	—	6,491	—

Liabilities:
Derivative financial instruments,
futures contracts	$(12,575)	$(12,575)	$—	$—
forward contracts	$(827,786)	$—	$(827,786)	$—
*Derived from audited financial statements.

During the three months ended March 31, 2017, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of March 31, 2017 and December 31, 2016, the Company did not have any Level 3 assets or liabilities.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017 and 2016

NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 7% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Revenues and marketing fees related to the agreements are as follows:

	Three Months Ended March 31
	2017	2016

Revenues ethanol	$18,092,590	$16,218,169
Revenues distiller's dried grains	1,537,054	1,132,927
Revenues corn oil	794,516	623,910
Marketing fees ethanol	61,260	42,057
Marketing fees distiller's dried grains	12,475	6,755
Marketing fees corn oil	6,221	6,642

	March 31, 2017	December 31, 2016*
Amounts due included in accounts receivable	$3,276,576	$3,695,561
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases during the fiscal quarters ended March 31, 2017 and 2016 totaled approximately $163,000 and $871,000, respectively. As of March 31, 2017 and December 31, 2016, the amount we owed to related parties was approximately $50,000 and $40,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month periods ended March 31, 2017, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2016, included in the Company's Annual Report on Form 10-K for 2016.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

In recent years, the ethanol industry in the United States has increased exports of ethanol and distillers grains. In January 2017, the Chinese issued final tariffs on U.S. distillers grains. The Chinese distillers grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. In addition, the Chinese government increased its ethanol import tariff from 5% to 30% as of January 1, 2017. These tariffs have had a negative impact on market ethanol and distillers grains prices in the United States.

In Brazil, UNICA, the Brazilian sugarcane industry, is lobbying the Brazilian government to institute a 16% tariff on imported ethanol. Ethanol producers in Brazil are seeking a 20% tariff. To date, this tariff has not been implemented. However, Brazil is a major source of ethanol demand, and a tariff could negatively impact market ethanol prices in the United States.

Results of Operations

Comparison of the Fiscal Quarters Ended March 31, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended March 31, 2017 and 2016:

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenues	$22,713,628	100.0	$21,623,796	100.0

Cost of Revenues	20,493,173	90.2	20,369,184	94.2

Gross Profit	2,220,455	9.8	1,254,612	5.8

Operating Expense	1,006,572	4.4	935,234	4.3

Income from Operations	1,213,883	5.3	319,378	1.5

Other Income	396,541	1.7	340,243	1.6

Net Income	$1,610,424	7.1	$659,621	3.1

Revenues

Revenue from ethanol sales increased by approximately 11% during our first quarter of 2017 compared to the same period of 2016. Revenue from distillers grains sales decreased by approximately 16% during our first quarter of 2017 compared to the same period of 2016. Revenue from corn oil sales increased by approximately 28% during our first quarter of 2017 compared to the same period of 2016.

Ethanol

Our ethanol revenue was approximately $1,855,000 greater during our first quarter of 2017 compared to our first quarter of 2016, an increase of approximately 11%. This increase in ethanol revenue was due primarily to an increase in the average price we received per gallon of ethanol sold during our first quarter of 2017 compared to our first quarter of 2016. We sold approximately 1% fewer gallons of ethanol during our first quarter of 2017 compared to the same period of 2016, a decrease of approximately 129,000 gallons, due to a reduction in ethanol inventory during the 2016 period. Management anticipates relatively stable production for the rest of our 2017 fiscal year.

The average price we received for our ethanol was approximately $0.15 greater per gallon during our first quarter of 2017 compared to our first quarter of 2016, an increase of approximately 12%. Management attributes this increase in ethanol prices with stronger ethanol demand in the market and improved gasoline prices which both impacted ethanol demand and prices during our first quarter of 2017. Management anticipates that ethanol prices could be negatively impacted during our 2017 fiscal year due to uncertainty regarding ethanol exports along with anticipated increases in ethanol production in the United States. If we experience excess ethanol supplies, it could negatively impact the market price of ethanol which could decrease our profitability.

Distillers Grains

Our total distillers grains revenue was approximately 16% less during our first quarter of 2017 compared to the same period of 2016 due to decreased distillers grains prices during the 2017 period. For our first quarter of 2017, we sold approximately 45% of our total distillers grains in the dried form and approximately 55% of our total distillers grains in the modified/wet form. By comparison, for our first quarter of 2016, we sold approximately 26% of our total distillers grains in the dried form and approximately 74% of our total distillers grains in the modified/wet form. We determine the mix between dried distillers grains and modified/wet distillers grains we sell based on market conditions and the relative profitability of selling the different forms of distillers grains. Management anticipates that we will maintain the current mix between dried distillers grains and modified/wet distillers grains going forward unless market conditions change in a way that favors one product over the other. We sold a comparable number of total tons of distillers grains during both our first quarter of 2017 and the same period of 2016.

The average price we received for our dried distillers grains was approximately 21% less during our first quarter of 2017 compared to the same period of 2016, a decrease of approximately $24 per ton. Management attributes the decrease in dried distillers grains prices during the 2017 period with uncertainty in the export market for distillers grains due to the Chinese distillers grains tariffs. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 11% less for our first quarter of 2017 compared to the same period of 2016, a decrease of approximately $14 per ton. Management attributes this decrease in modified/wet distillers grains prices with ample corn supplies in our local market along with additional distillers grains supply due to the Chinese tariffs. China has historically been the largest export market for distillers grains. Due to the Chinese tariffs, the export market for distillers grains has been significantly impacted. Management anticipates that distillers grains prices will remain lower during our 2017 fiscal year unless China reduces or eliminates these tariffs.

Corn Oil

Our total pounds of corn oil sold increased by approximately 16% during our first quarter of 2017 compared to the same period of 2016, an increase of approximately 408,000 pounds, primarily due to decreased downtime for our corn oil extraction equipment. Management anticipates that corn oil production will continue to be variable based on the total production of ethanol at our plant and by operating efficiencies we achieve at the ethanol plant. The average price we received for our corn oil was approximately 10% greater for our first quarter of 2017 compared to the same period of 2016, an increase of approximately $0.02 per pound. Management believes this increase in corn oil prices was primarily due to increased biodiesel demand which positively impacts corn oil prices along with soybean oil prices. Soybean oil is another feedstock which is used to produce biodiesel so when soybean oil prices increase, it typically benefits the market price of corn oil. Despite the expiration of the biodiesel blenders' tax credit, corn oil prices have remained higher. However, biodiesel production may not continue at its current level, especially if the biodiesel blenders' credit is not renewed.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas.

Corn

Our cost of revenues relating to corn was approximately 1% less for our first quarter of 2017 compared to the same period of 2016 due to the net effect of higher corn consumption and decreased corn costs per bushel during the 2017 period.

Our average cost per bushel of corn decreased by approximately 4% for our first quarter of 2017 compared to our first quarter of 2016. Management attributes the decrease in corn prices with the large corn corp harvested in the fall of 2016 along with ample market supplies of corn pushing prices down. Management anticipates that corn prices will remain relatively lower into the foreseeable future as corn is plentiful with relatively stable corn demand.

We consumed approximately 3% more bushels of corn during our first quarter of 2017 compared to the same period of 2016. Management anticipates that our corn consumption will be consistent in future quarters due to our increased production capacity.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $266,000, an increase of approximately 26%, for our first quarter of 2017 compared to our first quarter of 2016. This increase was due to an increase in market natural gas prices during our first quarter of 2017 compared to the same period of 2016 along with an increase in our natural gas usage during this period.
Our average cost per MMBtu of natural gas during our first quarter of 2017 was approximately 19% greater compared to the cost per MMbtu for our first quarter of 2016. Management attributes this increase in our average natural gas costs with increased demand in other industries during the 2017 period. Management anticipates that natural gas prices will remain relatively stable. However, if natural gas production problems occur, it could result in higher natural gas prices which could negatively impact our profitability.

We used approximately 6% more MMBtus of natural gas during our first quarter of 2017 compared to the same period of 2016 due primarily to increased total production, along with more production of dried distillers grains which requires more natural gas to produce. Management anticipates that our natural gas consumption will remain at current levels for the rest of our 2017 fiscal year.

Operating Expenses

Our operating expenses were greater for our first quarter of 2017 compared to the same period of 2016 due primarily to increased wages and benefits to our employees and increased costs related to advertising to fill employment vacancies.

Other Income and Expense

Our interest income was greater for our first quarter of 2017 compared to the same period of 2016 due to having more cash on hand during the 2017 period. Our income related to our investments was higher during our first quarter of 2017 compared to the same period of 2016 due to increased profits we received from our investment in Guardian Hankinson, LLC. Our interest expense was lower during our first quarter of 2017 compared to the same period of 2016 due to having less borrowings outstanding on our loans during the 2017 period.

Changes in Financial Condition for the Three Months Ended March 31, 2017

Current Assets

We had less cash on hand at March 31, 2017 compared to December 31, 2016 due primarily to cash we used during the period for distributions to our members along with deferred corn payments. We had less accounts receivable at March 31, 2017 compared to December 31, 2016 due to lower ethanol values at the end of March. The value of our inventory was higher at March 31, 2017 compared to December 31, 2016 due to an increase in raw material inventory on hand. We also had less finished goods inventory as a result of the timing of our ethanol shipments in relation to the end of our fiscal quarter.

Property and Equipment

The value of our property and equipment was less at March 31, 2017 compared to December 31, 2016 as a result of regular depreciation of our equipment, offset by capital improvements we made during our 2017 fiscal year.

Other Assets

The value of our investments were lower at March 31, 2017 compared to December 31, 2016 primarily due to a reduction in the value of our investment in Guardian Hankinson, LLC as a result of distributions we received from the investment during our 2017 fiscal year, offset by income generated by our investments during that time.

Current Liabilities

We had less outstanding checks in excess of bank balances at March 31, 2017 compared to December 31, 2016 due to the timing of transfers between our accounts. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was significantly lower at March 31, 2017 compared to December 31, 2016 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes, which increases our accounts payable at that time. These deferred payments were made early in our first quarter of 2017. We had a smaller liability associated with our derivative financial instruments at March 31, 2017 compared to December 31, 2016 due to having less unrealized losses on our forward corn purchase contracts at March 31, 2017 compared to December 31, 2016.

Long-Term Liabilities

Our long-term liabilities were less at March 31, 2017 compared to December 31, 2016 due to the other liability related to long-term pledges payable.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial

Condition and Results of Operations - Indebtedness." As of March 31, 2017, we had $1,000 outstanding and $18,458,000 available to be drawn on these revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(2,089,780)	$(1,188,031)
Net cash provided by (used in) investing activities	(103,366)	190,420
Net cash provided by (used in) financing activities	(3,040,322)	895,957

Cash Flow From Operations. Our operating activities used more cash during the three months ended March 31, 2017 compared to the same period of 2016, primarily due to cash we used for inventory purchases along with less cash we received from our investments during the 2017 period.

Cash Flow From Investing Activities. Our investing activities used more cash during the three months ended March 31, 2017 compared to the same period of 2016 due to capital expenditures being offset by insurance proceeds received during the 2016 period.

Cash Flow From Financing Activities. Our financing activities used more cash during the three months ended March 31, 2017 compared to the same period of 2016 due primarily to more cash used for distributions during the 2017 period. In addition, during the 2016 period, the amount of checks we had issued in excess of our bank balances increased by nearly $900,000, which increased cash generated by our financing activities.

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

Operating Line

The Operating Line's term was extended in our October 28, 2016 amendment to November 1, 2018. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrued at the one month London Interbank Offered Rate ("LIBOR") plus 300 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at March 31, 2017 was 3.80%. As of March 31, 2017, we had $0 outstanding on the Operating Line and $6,459,000 available to be drawn, taking into account the borrowing base calculation.

Reducing Revolving Loan

On November 11, 2014, we executed a loan amendment with FCSA which eliminated our prior Term Loan and Term Revolver and replaced them with a new $15 million Reducing Revolving Loan. Interest accrues on the Reducing Revolving Loan at a rate of 325 basis points in excess of the one-month LIBOR and we agreed to pay a fee of 0.50% for any unused amount of the Reducing Revolving Loan. The amount we can borrow on the Reducing Revolving Loan decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The Reducing Revolving Loan matures on October 1, 2024. The interest rate for this loan at March 31, 2017 was 4.05%. As of March 31, 2017, we had $1,000 outstanding on the Reducing Revolving Loan and $11,999,000 available to be drawn.

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

As of March 31, 2017, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Derivative Instruments

We enter into short-term forward, option and futures contracts for ethanol, corn and natural gas as a means of managing exposure to changes in commodity and energy prices. All of our derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of March 31, 2017, we had $1,000 outstanding on our variable interest rate loans with interest accruing at a rate of 4.05%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2017, would be less than $1.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $29,000 related to derivative instruments for the quarter ended March 31, 2017. We recorded a combined increase to our cost of revenues of approximately $257,000 related to derivative instruments for the quarter ended March 31, 2016. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

As of March 31, 2017, we were committed to purchasing approximately 3.2 million bushels of corn with an average price of $3.37 per bushel. These corn purchases represent approximately 17% of our expected corn usage for the next 12 months.

As of March 31, 2017, we had no purchase commitments related to natural gas.

As of March 31, 2017, we were committed to selling approximately 21,000 dry equivalent tons of distillers grains with an average price of $107 per ton. The distillers grains sales represent approximately 14% of the projected annual plant production.

As of March 31, 2017, we were committed to selling approximately 672,000 pounds of distillers corn oil with an average price of $0.28 per pound.  The distillers corn oil sales represent approximately 6% of the projected annual plant production.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$7,665,000
Corn	16,203,338	Bushels	10%	$5,071,645
Natural Gas	1,181,250	MMBTU	10%	$321,300

For comparison purposes, our sensitivity analysis for our first quarter of 2016 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	55,000,000	Gallons	10%	$6,875,000
Corn	15,997,874	Bushels	10%	$4,879,352
Natural Gas	1,237,500	MMBTU	10%	$211,613

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2016, included in our annual report on Form 10-K.

If Brazil implements a tariff on U.S. produced ethanol, it could negatively impact market ethanol prices. Brazil is currently the largest importer of ethanol produced in the United States. However, recently the Brazilian government has discussed implementing a tariff on ethanol produced in the United States and exported to Brazil. Due to current ethanol production levels in the United States, the market price of ethanol has been supported by exports of ethanol. Further, additional ethanol capacity is being constructed which may further increase the domestic supply of ethanol. If Brazil implements a tariff on U.S. ethanol, it could lead to an oversupply of ethanol in the United States which could negatively impact domestic ethanol prices. Ethanol prices may decrease to a level which does not allow us to operate the ethanol plant profitably.

Many ethanol producers are expanding their production capacity which could lead to an oversupply of ethanol in the United States. Recently, many ethanol producers have commenced projects to expand their ethanol production capacities. These expansions could result in a significant increase in the supply of ethanol in the United States. Currently, ethanol prices are supported by ethanol exports which may not continue at their current levels. While many in the ethanol industry are working to increase the amount of ethanol that is used domestically, specifically in the form of E15, which contains 15% ethanol as compared to the 10% ethanol which is used in most current blends, adoption of E15 has not been as rapid as most ethanol producers would like. Also, the additional ethanol capacity which is being constructed may exceed current domestic and export demand. If an oversupply of ethanol were to occur, it could negatively impact domestic ethanol prices which could negatively impact our ability to profitably operate the ethanol plant.

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
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three month periods ended March 31, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	May 12, 2017	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2017	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)