Form 10-Q
period 2017-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2017-08-11
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2017

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

As of August 11, 2017, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$9,609,189	$9,993,335
Accounts receivable	2,974,887	4,054,667
Other receivables	19,289	25,216
Inventory	7,629,101	6,212,619
Derivative financial instruments	1,149,090	1,057,465
Prepaid expenses	134,514	237,823
Total current assets	21,516,070	21,581,125

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	9,449,920	9,449,920
Buildings	8,955,206	8,955,206
Equipment	52,910,003	52,614,358
Construction in progress	133,730	—
	72,323,332	71,893,957
Less accumulated depreciation	(38,521,232)	(37,069,755)
Net property and equipment	33,802,100	34,824,202

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	8,988,469	11,192,032
Other	77,191	122,964
Total other assets	19,461,426	21,710,762

TOTAL ASSETS	$74,779,596	$78,116,089

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$1,391,241	$1,035,671
Accounts payable	4,776,041	7,670,550
Accrued liabilities	437,582	592,749
Derivative financial instruments	276,676	827,786
Other	91,323	141,323
Total current liabilities	6,972,863	10,268,079

LONG-TERM LIABILITIES
Notes payable	1,000	1,000
Other	21,556	25,556
Total long-term liabilities	22,556	26,556

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	67,784,177	67,821,454

TOTAL LIABILITIES AND MEMBERS' EQUITY	$74,779,596	$78,116,089

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

REVENUES	$21,612,598	$21,944,230	$44,326,225	$43,568,026

COSTS OF REVENUES	19,597,243	19,104,586	40,090,415	39,473,770

GROSS PROFIT	2,015,355	2,839,644	4,235,810	4,094,256

OPERATING EXPENSES	863,605	860,379	1,870,177	1,795,613

INCOME FROM OPERATIONS	1,151,750	1,979,265	2,365,633	2,298,643

OTHER INCOME (EXPENSE)
Interest and other income	25,826	19,667	39,631	25,571
Equity in net income of investments	137,712	532,247	521,437	867,848
Interest expense	(989)	(1,261)	(1,978)	(2,523)
Total other income	162,549	550,653	559,090	890,896

NET INCOME	$1,314,299	$2,529,918	$2,924,723	$3,189,539

BASIC AND DILUTED EARNINGS PER UNIT	$0.04	$0.09	$0.10	$0.11

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$0.10	$0.10	$0.10

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

OPERATING ACTIVITIES
Net income	$2,924,723	$3,189,539
Changes to net income affecting cash and cash equivalents
Depreciation and amortization	1,497,250	1,821,614
Distributions in excess of earnings from investments	2,203,563	2,360,902
(Increase) decrease in
Receivables	1,085,707	(1,163,527)
Inventory	(1,416,482)	(282,543)
Prepaid expenses	103,309	104,709
Derivative financial instruments	(642,735)	117,572
(Decrease) in
Accounts payable	(2,889,985)	(6,557,696)
Accrued and other liabilities	(209,167)	(97,597)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,656,183	(507,027)

INVESTING ACTIVITIES
Insurance proceeds received for damage to equipment	—	1,318,955
Purchase of property and equipment	(433,899)	(2,744,331)
NET CASH (USED IN) INVESTING ACTIVITIES	(433,899)	(1,425,376)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	355,570	3,384,804
Distributions paid to members	(2,962,000)	(2,962,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,606,430)	422,804

NET DECREASE IN CASH AND CASH EQUIVALENTS	(384,146)	(1,509,599)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,993,335	8,329,166

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,609,189	$6,819,567

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,987	$2,522
Capital expenditures in accounts payable	65,123	14,685

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017 and 2016

NOTE 1    .    NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC and subsidiary (the "Company") is a South Dakota limited liability company.

The Company owns and manages Dakota Ethanol, LLC ("Dakota Ethanol"), a 40 million-gallon (annual nameplate capacity) ethanol plant, located near Wentworth, South Dakota. Dakota Ethanol sells ethanol and related products to customers located in North America.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for a full year.

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

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when title to the goods and the risks of ownership transfers to customers. Generally, ethanol and related products are shipped FOB shipping point, based on written contract terms between Dakota Ethanol and its customers. Collectability of revenue is reasonably assured based on historical evidence of collectability between Dakota Ethanol and its customers. Interest income is recognized as earned.

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
June 30, 2017 and 2016

Investment in commodities contracts, derivative instruments and hedging activities

The Company is exposed to certain risks related to our ongoing business operations.  The primary risks that the Company manages by using forward or derivative instruments are price risks on anticipated purchases of corn and natural gas and the sale of ethanol, distillers grains and distillers corn oil.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of June 30, 2017, the Company is committed to purchasing approximately 2.9 million bushels of corn on a forward contract basis with an average price of $3.39 per bushel. The total corn purchase contracts represent 16% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At June 30, 2017, the Company is committed to purchasing approximately 31,000 MMBtus of natural gas on a forward contract basis with an average price of $2.76 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent 3% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At June 30, 2017, the Company is committed to selling approximately 52,000 dry equivalent tons of distillers grains with an average price of $96 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 35% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At June 30, 2017, the Company is committed to selling approximately 728,000 pounds of distillers corn oil with an average price of $0.29 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 6% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of June 30, 2017.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017 and 2016

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

Derivatives not designated as hedging instruments at June 30, 2017 and December 31, 2016 were as follows:

	Balance Sheet Classification	June 30, 2017	December 31, 2016*

Forward contracts in gain position		$2,300	$6,491
Futures contracts in gain position		45,037	246,900
Futures contracts in loss position		(2,750)	(12,575)
Total forward and futures contracts		44,587	240,816
Cash held by broker		1,104,503	816,649
	Current Assets	$1,149,090	$1,057,465

Forward contracts in loss position	(Current Liabilities)	$(276,676)	$(827,786)
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

	Statement of Operations	Three Months Ended June 30,
	Classification	2017	2016
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$72,650	$474,970
Forward contracts	Cost of Revenues	(173,900)	(653,789)

	Statement of Operations	Six Months Ended June 30,
	Classification	2017	2016
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$95,937	$730,322
Forward contracts	Cost of Revenues	(225,926)	(1,166,915)

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017 and 2016

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (GAAP) when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. The Company is currently evaluating the transition methods. The Company anticipates using the full retrospective transition method. The Company expects to have enhanced disclosures but does not expect this standard to have a material impact on the Company's consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15 (ASU 2016-15), "Statement of Cash Flows (Topic 230)" (ASU 2016-15). ASU 2016-15 clarifies and provides guidance for specific cash flow issues. The guidance addresses classification for proceeds from insurance settlements and distributions received from equity method investees. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017. The Company has chosen to early adopt the standard. The Company has chosen the nature of distributions approach for equity method distributions. The Company has also adopted the insurance settlement guidance which includes retrospective application to the 2016 cash flow statement. As a result of this retrospective application, cash provided by operations decreased and cash provided by investing activities increased for the six months ended June 30, 2016, by approximately $1,319,000 from amounts previously reported on the Company's Form 10-Q for the quarter ended June 30, 2016.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017 and 2016

NOTE 3.     INVENTORY

Inventory consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016*
Raw materials	$4,887,220	$3,217,822
Finished goods	877,328	1,124,660
Work in process	505,313	593,197
Parts inventory	1,359,240	1,276,940
	$7,629,101	$6,212,619

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s March 31, 2017 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,340,000 and $1,283,000 as of June 30, 2017 and December 31, 2016, respectively.

Dakota Ethanol has a 6% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s December 31, 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $308,000 as of June 30, 2017 and December 31, 2016.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s June 30, 2017 unaudited interim results. The carrying amount of the Company’s investment was approximately $386,000 and $460,000 as of June 30, 2017 and December 31, 2016, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s June 30, 2017 unaudited interim results. The carrying amount of the Company’s investment was approximately $6,922,000 and $9,108,000 as of June 30, 2017 and December 31, 2016, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s June 30, 2017 unaudited interim results. The carrying amount of the Company’s investment was approximately $33,000 as of June 30, 2017 and December 31, 2016.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017 and 2016

Condensed, combined unaudited financial information of the Company’s investments in RPMG, PGVP, LT, GH and GEM is as follows:

Balance Sheet	June 30, 2017	December 31, 2016
Current Assets	$151,699,441	$178,539,108
Other Assets	142,736,588	151,378,628
Current Liabilities	116,105,980	140,898,148
Long-term Liabilities	62,279,569	49,924,355
Members' Equity	116,050,480	139,095,233

	Three Months Ended
Income Statement	June 30, 2017	June 30, 2016
Revenue	$61,701,731	$62,275,767
Gross Profit	4,769,239	13,438,168
Net Income	1,659,330	5,557,514

	Six Months Ended
Income Statement	June 30, 2017	June 30, 2016
Revenue	$125,127,195	$119,767,917
Gross Profit	11,007,630	23,742,714
Net Income	5,499,147	9,273,822

The following table shows the condensed financial information of Guardian Hankinson, which represents greater than 10% of the Company's net income for the three and six months ended June 30, 2017:

Balance Sheet	June 30, 2017	December 31, 2016
Current Assets	$18,128,513	$31,337,860
Other Assets	125,509,270	133,415,881
Current Liabilities	12,496,798	23,822,812
Long-term Liabilities	62,279,569	49,856,355
Members' Equity	68,861,416	91,074,574

	Three Months Ended
Income Statement	June 30, 2017	June 30, 2016
Revenue	$57,972,481	$58,245,962
Gross Profit	2,571,475	10,931,948
Net Income	947,849	4,428,858

	Six Months Ended
Income Statement	June 30, 2017	June 30, 2016
Revenue	$118,350,229	$111,813,735
Gross Profit	6,898,042	18,710,088
Net Income	4,139,524	6,849,880

The Company recorded equity in net income of approximately $95,000 and $414,000 from GH for the three and six months ended June 30, 2017, respectively. The Company recorded equity in net income of approximately $443,000 and $685,000 from GH for the three and six months ended June 30, 2016, respectively. The Company recorded equity in net income of approximately $43,000 and $107,000 from its other investments for the three and six months ended June 30, 2017, respectively. The Company recorded

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017 and 2016

equity in net income of approximately $89,000 and $183,000 from its other investments for the three and six months ended June 30, 2016, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On November 1, 2016, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.05% at June 30, 2017. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2018. On June 30, 2017, Dakota Ethanol had $0 outstanding and $4,848,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6.    LONG-TERM NOTES PAYABLE

On November 11, 2014, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount of $15,000,000. The amount Dakota Ethanol can borrow on the note decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The note matures on October 1, 2024. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.30% at June 30, 2017. The note contains a non-use fee of 0.5% on the unused portion of the note. On June 30, 2017, Dakota Ethanol had $1,000 outstanding and $11,249,000 available to be drawn on the note.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017 and 2016

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
June 30, 2017

Assets:
Derivative financial instruments,
futures contracts	$45,037	$45,037	$—	$—
forward contracts	2,300	—	2,300	—

Liabilities:
Derivative financial instruments,
futures contracts	$(2,750)	$(2,750)	$—	$—
forward contracts	$(276,676)	$—	$(276,676)	$—

December 31, 2016*

Assets:
Derivative financial instruments,
futures contracts	$246,900	$246,900	$—	$—
forward contracts	6,491	—	6,491	—

Liabilities:
Derivative financial instruments,
futures contracts	$(12,575)	$(12,575)	$—	$—
forward contracts	$(827,786)	$—	$(827,786)	$—
*Derived from audited financial statements.

During the three and six months ended June 30, 2017, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of June 30, 2017 and December 31, 2016, the Company did not have any Level 3 assets or liabilities.

NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 7% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distillers grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017 and 2016

Revenues and marketing fees related to the agreements are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Revenues ethanol	$17,355,914	$17,247,151	$35,448,504	$33,465,320
Revenues distillers dried grains	1,238,830	1,023,376	2,775,884	2,156,303
Revenues corn oil	772,499	673,807	1,567,015	1,297,717
Marketing fees ethanol	61,260	42,057	122,520	84,114
Marketing fees distillers dried grains	9,869	6,410	22,344	13,165
Marketing fees corn oil	5,819	6,226	12,040	12,868

	June 30, 2017	December 31, 2016*
Amounts due included in accounts receivable	$2,693,088	$3,695,561
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases during the three and six months ended June 30, 2017 totaled approximately $376,000 and $686,000, respectively. Purchases during the three and six months ended June 30, 2016 totaled approximately $518,000 and $1,377,000, respectively. As of June 30, 2017 and December 31, 2016, the amount we owed to related parties was approximately $26,000 and $40,000, respectively.
NOTE 10.            SUBSEQUENT EVENTS

On July 11, 2017, the Company entered into a definitive Subscription Agreement with Ring-neck Energy & Feed, LLC to purchase 2,000 membership units. The Company's total capital contribution for the purchase is $10 million, of which, $1 million was paid at the time the Subscription Agreement was executed. The remaining $9 million of the capital contribution will be paid within 20 days of a capital call by Ring-neck Energy & Feed, LLC's board of directors. Ring-neck Energy & Feed, LLC plans to construct an ethanol plant in Onida, South Dakota.

On August 1, 2017, the Company executed an amendment to its credit agreement with Farm Credit Services of America to create a new $8 million term loan which the Company used to finance a portion of its investment in Ring-neck Energy & Feed, LLC. The Company agreed to make annual principal payments of $1 million plus accrued interest starting on August 1, 2018 and annually thereafter until the maturity date on August 1, 2025. Additionally, the maturity of the Company's revolving operating note was extended from November 1, 2018 to November 1, 2019.

On July 17, 2017, the Company entered into an agreement for the design and construction of a new regenerative thermal oxidizer (RTO) to replace its existing RTO. The project is expected to cost approximately $4.5 million and will be completed during the second quarter of 2018. The Company will pay for the project with cash from operations and existing debt availability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2017, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2016, included in the Company's Annual Report on Form 10-K for 2016.

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

On July 11, 2017, we made a $10 million investment in Ring-neck Energy & Feed, LLC. Ring-neck Energy & Feed, LLC plans to construct an ethanol plant in Onida, South Dakota. We will have the right to appoint a member of Ring-neck Energy & Feed, LLC's board of managers.

On August 1, 2017, we executed an amendment to our credit agreement with Farm Credit Services of America to create a new $8 million term loan which we used to finance a portion of our investment in Ring-neck Energy & Feed, LLC. We agreed to make annual principal payments of $1 million plus accrued interest starting on August 1, 2018 and annually thereafter until the maturity date on August 1, 2025.

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

Results of Operations

Comparison of the Fiscal Quarters Ended June 30, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended June 30, 2017 and 2016:

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenues	$21,612,598	100.0	$21,944,230	100.0

Cost of Revenues	19,597,243	90.7	19,104,586	87.1

Gross Profit	2,015,355	9.3	2,839,644	12.9

Operating Expense	863,605	4.0	860,379	3.9

Income from Operations	1,151,750	5.3	1,979,265	9.0

Other Income	162,549	0.8	550,653	2.5

Net Income	$1,314,299	6.1	$2,529,918	11.5

Revenues

Revenue from ethanol sales increased by approximately 1% during our second quarter of 2017 compared to the same period of 2016. Revenue from distillers grains sales decreased by approximately 13% during our second quarter of 2017 compared to the same period of 2016. Revenue from corn oil sales increased by approximately 15% during our second quarter of 2017 compared to the same period of 2016.

Ethanol

Our ethanol revenue was approximately $90,000 greater during our second quarter of 2017 compared to our second quarter of 2016, an increase of approximately 1%. This increase in ethanol revenue was due primarily to an increase in the volume of ethanol we sold, partially offset by a decrease in the average price we received per gallon of ethanol sold during our second quarter of 2017 compared to our second quarter of 2016. We sold approximately 5% more gallons of ethanol during our second quarter of 2017 compared to the same period of 2016, an increase of approximately 555,000 gallons, due to increased production capacity. Management anticipates relatively stable production for the rest of our 2017 fiscal year.

The average price we received for our ethanol was approximately $0.06 less per gallon during our second quarter of 2017 compared to our second quarter of 2016, a decrease of approximately 4%. Management attributes this decrease in ethanol prices with adequate supply and record ethanol production in the industry which each impacted ethanol demand and prices during our second quarter of 2017.

Distillers Grains

Our total distillers grains revenue was approximately 13% less during our second quarter of 2017 compared to the same period of 2016 due to decreased distillers grains prices during the 2017 period. For our second quarter of 2017, we sold approximately 38% of our total distillers grains in the dried form and approximately 62% of our total distillers grains in the modified/wet form. By comparison, for our second quarter of 2016, we sold approximately 28% of our total distillers grains in the dried form and approximately 72% of our total distillers grains in the modified/wet form. We determine the mix between dried distillers grains and modified/wet distillers grains we sell based on market conditions and the relative profitability of selling the different forms of distillers grains. Management anticipates that we will maintain the current mix between dried distillers grains and modified/wet distillers grains going forward unless market conditions change in a way that favors one product over the other.

We sold approximately 6% more total tons of distillers grains during our second quarter of 2017 compared to the same period of 2016.

The average price we received for our dried distillers grains was approximately 17% less during our second quarter of 2017 compared to the same period of 2016, a decrease of approximately $19 per ton. Management attributes the decrease in dried distillers grains prices during the second quarter of 2017 with a weaker distillers grain market due to the lack of exports to China and Vietnam, and lower corn prices. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 16% less for our second quarter of 2017 compared to the same period of 2016, a decrease of approximately $21 per ton. Management attributes this decrease in modified/wet distillers grains prices with a weaker market due to the lack of exports to China and Vietnam, and lower corn prices. Management anticipates that distillers grains prices will remain lower during our 2017 fiscal year unless China reduces or eliminates these tariffs.

Corn Oil

Our total pounds of corn oil sold increased by approximately 16% during our second quarter of 2017 compared to the same period of 2016, an increase of approximately 376,000 pounds, primarily due to decreased downtime for our corn oil extraction equipment. Management anticipates that corn oil production will continue to be variable based on the total production of ethanol at our plant and by operating efficiencies we achieve at the ethanol plant. The average price per pound we received for our corn oil was approximately 1% less for our second quarter of 2017 compared to the same period of 2016.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas.

Corn

Our cost of revenues relating to corn was approximately 2% less for our second quarter of 2017 compared to the same period of 2016 due to the net effect of higher corn consumption and decreased corn costs per bushel during the 2017 period.

Our average cost per bushel of corn decreased by approximately 6% for our second quarter of 2017 compared to our second quarter of 2016. Management attributes the decrease in corn prices with the record corn corp harvested in the fall of 2016 along with ample market supplies of corn pushing prices down. Management anticipates that corn prices will remain relatively lower into the foreseeable future as corn is plentiful with relatively stable corn demand.

We consumed approximately 5% more bushels of corn during our second quarter of 2017 compared to the same period of 2016. Management anticipates that our corn consumption will be consistent in future quarters due to our increased production capacity.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $269,000, an increase of approximately 35%, for our second quarter of 2017 compared to our second quarter of 2016. This increase was due to an increase in market natural gas prices during our second quarter of 2017 compared to the same period of 2016 along with a steady volume of natural gas usage during this period.

Our average cost per MMBtu of natural gas during our second quarter of 2017 was approximately 36% greater compared to the cost per MMbtu for our second quarter of 2016. Management attributes this increase in our average natural gas costs with increased demand in other industries during the second quarter of 2017.

We used a comparable volume of natural gas during our second quarter of 2017 and the same period of 2016 due primarily to energy efficiency projects we completed at the plant along with decreased production of dried distillers grains. Management anticipates that our natural gas consumption will remain at current levels for the rest of our 2017 fiscal year.

Operating Expenses

Our operating expenses were greater for our second quarter of 2017 compared to the same period of 2016 due primarily to increased engineering fees and increased costs related to advertising to fill employment vacancies and partially offset by a decrease in our environmental compliance expenses.

Other Income and Expense

Our interest income was greater for our second quarter of 2017 compared to the same period of 2016 due to having more cash on hand during the 2017 period. Our income related to our investments was lower during our second quarter of 2017 compared to the same period of 2016 due to decreased profits we received from our investment in Guardian Hankinson, LLC. Our interest expense was lower during our second quarter of 2017 compared to the same period of 2016 due to having less borrowings outstanding on our loans during the 2017 period.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the six months ended June 30, 2017 and 2016:

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenues	$44,326,225	100.0	$43,568,026	100.0

Cost of Revenues	40,090,415	90.4	39,473,770	90.6

Gross Profit	4,235,810	9.6	4,094,256	9.4

Operating Expense	1,870,177	4.2	1,795,613	4.1

Income from Operations	2,365,633	5.3	2,298,643	5.3

Other Income	559,090	1.3	890,896	2.0

Net Income	$2,924,723	6.6	$3,189,539	7.3

Revenues

Revenue from ethanol sales increased by approximately 6% during our six months ended June 30, 2017 compared to the same period of 2016. Revenue from distillers grains sales decreased by approximately 15% during our six months ended June 30, 2017 compared to the same period of 2016. Revenue from corn oil sales increased by approximately 21% during our six months ended June 30, 2017 compared to the same period of 2016.

Ethanol

Our ethanol revenue was approximately $1,945,000 greater during our six months ended June 30, 2017 compared to our six months ended June 30, 2016, an increase of approximately 6%. This increase in ethanol revenue was due primarily to an increase in the average price we received per gallon of ethanol sold and an increased volume of ethanol sold during our six months ended June 30, 2017 compared to our six months ended June 30, 2016. We sold approximately 2% more gallons of ethanol during our six months ended June 30, 2017 compared to the same period of 2016, an increase of approximately 426,000 gallons, due to increased production capacity in the 2017 period.

The average price we received for our ethanol was approximately $0.05 greater per gallon during our six months ended June 30, 2017 compared to our six months ended June 30, 2016, an increase of approximately 4%. Management attributes this increase in ethanol prices with stronger ethanol demand in the market and improved gasoline prices which both impacted ethanol demand and prices during our six months ended June 30, 2017.

Distillers Grains

Our total distillers grains revenue was approximately 15% less during our six months ended June 30, 2017 compared to the same period of 2016 due to decreased distillers grains prices during the 2017 period. For our six months ended June 30, 2017, we sold approximately 42% of our total distillers grains in the dried form and approximately 58% of our total distillers grains in the modified/wet form. By comparison, for our six months ended June 30, 2016, we sold approximately 27% of our total distillers grains in the dried form and approximately 73% of our total distillers grains in the modified/wet form. We sold an increased number of total tons of distillers grains during our six months ended June 30, 2017 compared to the same period of 2016 due to increased production capacity during the 2017 period.

The average price we received for our dried distillers grains was approximately 19% less during our six months ended June 30, 2017 compared to the same period of 2016, a decrease of approximately $22 per ton. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 14% less for our six months ended June 30, 2017 compared to the same period of 2016, a decrease of approximately $18 per ton. Management attributes this decrease in modified/wet distillers grains prices with a weaker market due to the lack of exports to China and Vietnam, and lower corn prices. Management anticipates that distillers grains prices will remain lower during our 2017 fiscal year unless China reduces or eliminates these tariffs.

Corn Oil

Our total pounds of corn oil sold increased by approximately 16% during our six months ended June 30, 2017 compared to the same period of 2016, an increase of approximately 784,000 pounds, primarily due to decreased downtime for our corn oil extraction equipment. The average price we received for our corn oil was approximately 4% greater for our six months ended June 30, 2017 compared to the same period of 2016, an increase of approximately $0.01 per pound.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 2% less for our six months ended June 30, 2017 compared to the same period of 2016 due to the net effect of higher corn consumption and decreased corn costs per bushel during the 2017 period.

Our average cost per bushel of corn decreased by approximately 5% for our six months ended June 30, 2017 compared to our six months ended June 30, 2016. Management attributes the decrease in corn prices with the record corn corp harvested in the fall of 2016 along with ample market supplies of corn pushing prices down.

We consumed approximately 4% more bushels of corn during our six months ended June 30, 2017 compared to the same period of 2016 due to increased production.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $534,304, an increase of approximately 30%, for our six months ended June 30, 2017 compared to our six months ended June 30, 2016. This increase was due to an increase in market natural gas prices during our six months ended June 30, 2017 compared to the same period of 2016 along with an increase in the volume of natural gas we used during our six months ended June 30, 2017 compared to our six months ended June 30, 2016.

Our average cost per MMBtu of natural gas during our six months ended June 30, 2017 was approximately 27% greater compared to the cost per MMbtu for our six months ended June 30, 2016. Management attributes this increase in our average natural gas costs with increased demand in other industries during the 2017 period.

We used approximately 3% more MMBtus of natural gas during our six months ended June 30, 2017 compared to the same period of 2016 primarily due to increased production of dried distillers grains which requires more natural gas to produce.

Operating Expenses

Our operating expenses were greater for our six months ended June 30, 2017 compared to the same period of 2016 due primarily to increased wages and benefits, engineering fees and costs related to advertising to fill employment vacancies, partially offset by a decrease in our environmental compliance expenses during the 2017 period.

Other Income and Expense

Our interest income was greater for our six months ended June 30, 2017 compared to the same period of 2016 due to increased cash on hand. Our income related to our investments was less during our six months ended June 30, 2017 compared to the same period of 2016 due to decreased profits we received from our investment in Guardian Hankinson, LLC. Our interest expense was lower during our six months ended June 30, 2017 compared to the same period of 2016 due to having less borrowings outstanding on our loans during the 2017 period.

Changes in Financial Condition for the Six Months Ended June 30, 2017

Current Assets

Our cash on hand at June 30, 2017 was comparable to December 31, 2016. We had fewer accounts receivable at June 30, 2017 compared to December 31, 2016 due to decreases in prices of ethanol and distillers grains. The value of our inventory was higher at June 30, 2017 compared to December 31, 2016 due to an increase in raw material inventory on hand.

Property and Equipment

The value of our property and equipment was slightly less at June 30, 2017 compared to December 31, 2016 as a result of regular depreciation of our equipment, partially offset by capital projects which were placed into service during our 2017 fiscal year.

Other Assets

The value of our investments were lower at June 30, 2017 compared to December 31, 2016 primarily due to a reduction in the value of our investment in Guardian Hankinson, LLC as a result of distributions we received from the investment during our 2017 fiscal year, offset by income generated by our investments during that time.

Current Liabilities

We had more outstanding checks in excess of bank balances at June 30, 2017 compared to December 31, 2016 due to the timing of transfers between our accounts. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was significantly lower at June 30, 2017 compared to December 31, 2016 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes, which increases our accounts payable at that time. These deferred payments were made early in our first quarter of 2017. We had a smaller liability associated with our derivative financial instruments at June 30, 2017 compared to December 31, 2016 due to having less unrealized losses on our forward corn purchase contracts at June 30, 2017 compared to December 31, 2016.

Long-Term Liabilities

Our long-term liabilities were less at June 30, 2017 compared to December 31, 2016 due to the payments on our liability related to long-term pledges.

Liquidity and Capital Resources

Our main sources of liquidity are cash generated from our continuing operations and amounts we have available to draw on our revolving lines of credit. Management does not anticipate that we will need to raise additional debt or equity financing in the next twelve months, other than discussed below. Management believes that our current sources of liquidity will be sufficient to continue our operations during that time period.

Currently, we have two revolving loans which allow us to borrow funds for working capital. In addition, on August 1, 2017, we entered into a new $8 million term loan to offset part of the cost of our investment in Ring-neck Energy & Feed, LLC. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of June 30, 2017, we had $1,000 outstanding and $16,097,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Net cash provided (used in) by operating activities	$2,656,183	$(507,027)
Net cash (used in) investing activities	(433,899)	(1,425,376)
Net cash provided by (used in) financing activities	(2,606,430)	422,804

Cash Flow From Operations. Our operating activities provided more cash during the six months ended June 30, 2017 compared to the same period of 2016, due primarily to a decrease in the amount of cash needed to pay accounts payable for corn deferrals in the 2017 period.

Cash Flow From Investing Activities. Our investing activities used less cash during the six months ended June 30, 2017 compared to the same period of 2016 due to significantly less capital expenditures during the 2017 period. We received insurance proceeds during the 2016 period which provided more than $1.3 million in cash related to our investing activities.

Cash Flow From Financing Activities. Our financing activities used more cash during the six months ended June 30, 2017 compared to the same period of 2016 due primarily to a smaller increase in our checks issued in excess of bank balances during the 2017 period compared to the 2016 period.

Indebtedness

Effective May 15, 2013, we entered into a comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). Our FCSA credit facility replaced our prior loans with First National Bank of Omaha. Our FCSA credit facility was originally comprised of a $10 million revolving operating line of credit (the "Operating Line") and a $5 million revolving term commitment (the "Term Revolver"). Our FCSA credit facility was amended in December 2013 to add an additional $10 million term loan (the "Term Loan"). We amended our FCSA loans on November 11, 2014, the primary purpose of which was to replace our $5 million Term Revolver and our $10 million Term Loan with a new $15 million reducing revolving loan (the "Reducing Revolving Loan"). On August 1, 2017, we executed the Fifth Amendment to Credit Agreement (the "Fifth Amendment to Credit Agreement") which created a new $8 million term loan (the "2017 Term Loan") which we used to fund a portion of our investment in Ring-neck Energy & Feed, LLC. All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

Operating Line

The Operating Line's term was extended in our October 28, 2016 amendment to November 1, 2018. In the Fifth Amendment to Credit Agreement, this maturity date was extended to November 1, 2019. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrued at the one month London Interbank Offered Rate ("LIBOR") plus 300 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at June 30, 2017 was 4.05%. As of June 30, 2017, we had $0 outstanding on the Operating Line and $4,848,000 available to be drawn, taking into account the borrowing base calculation.

Reducing Revolving Loan

On November 11, 2014, we executed a loan amendment with FCSA which eliminated our prior Term Loan and Term Revolver and replaced them with a new $15 million Reducing Revolving Loan. Interest accrues on the Reducing Revolving Loan at a rate of 325 basis points in excess of the one-month LIBOR and we agreed to pay a fee of 0.50% for any unused amount of the Reducing Revolving Loan. The amount we can borrow on the Reducing Revolving Loan decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The Reducing Revolving Loan matures on October 1, 2024. The interest rate for this loan at June 30, 2017 was 4.30%. As of June 30, 2017, we had $1,000 outstanding on the Reducing Revolving Loan and $11,249,000 available to be drawn.

2017 Term Loan

On August 1, 2017, we executed the Fifth Amendment to Credit Agreement to create the 2017 Term Loan. We agreed to make annual principal payments of $1 million plus accrued interest starting on August 1, 2018 and annually thereafter until the maturity date on August 1, 2025. Interest accrues on the 2017 Term Loan at the one month LIBOR plus 3.25% until July 28, 2022 and thereafter, interest will accrue at the Federal Farm Credit Banks Funding Corporation 30-day discount note cost plus 3.5%.

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

As of June 30, 2017, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of June 30, 2017, we had $1,000 outstanding on our variable interest rate loans with interest accruing at a rate of 4.30%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of June 30, 2017, would be less than $1.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $101,000 related to derivative instruments for the quarter ended June 30, 2017. We recorded a combined increase to our cost of revenues of approximately $179,000 related to derivative instruments for the quarter ended June 30, 2016. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

As of June 30, 2017, we were committed to purchasing approximately 2.9 million bushels of corn with an average price of $3.39 per bushel. These corn purchases represent approximately 16% of our expected corn usage for the next 12 months.

As of June 30, 2017, we were committed to purchasing approximately 31,000 MMBtus of natural gas with an average price of $2.76 per MMBtu. These natural gas purchases represent approximately 3% of our expected corn usage for the next 12 months.

As of June 30, 2017, we were committed to selling approximately 52,000 dry equivalent tons of distillers grains with an average price of $96 per ton. The distillers grains sales represent approximately 35% of the projected annual plant production.

As of June 30, 2017, we were committed to selling approximately 728,000 pounds of distillers corn oil with an average price of $0.29 per pound.  The distillers corn oil sales represent approximately 6% of the projected annual plant production.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$7,035,000
Corn	15,199,300	Bushels	10%	$4,787,780
Natural Gas	1,150,250	MMBTU	10%	$316,319

For comparison purposes, our sensitivity analysis for our second quarter of 2016 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	55,000,000	Gallons	10%	$7,865,000
Corn	16,878,623	Bushels	10%	$5,924,397
Natural Gas	1,237,500	MMBTU	10%	$292,050

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Distillers grains demand and prices may be negatively impacted by the Chinese anti-dumping and anti-subsidy duties. China was historically the world's largest importer of distiller grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distiller grains imported from the United States. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties. The anti-dumping duties range from 42.2% to 53.7%. The final anti-subsidy tariffs range from 11.2% to 12%. Both during the investigation and after the announcement of the duties, distillers grains demand and prices have been negatively impacted. While we expect China to continue to import some distillers grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distillers grains demand and prices. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Fifth Amendment to Credit Agreement with FLCA and Farm Credit Services of America, PCA, dated August 1, 2017*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	August 11, 2017	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 11, 2017	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)