Form 10-Q
period 2017-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2017-11-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2017

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

As of November 14, 2017, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$10,923,233	$9,993,335
Accounts receivable	1,559,495	4,054,667
Other receivables	13,880	25,216
Inventory	7,463,472	6,212,619
Derivative financial instruments	707,585	1,057,465
Prepaid expenses	78,645	237,823
Total current assets	20,746,310	21,581,125

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,639,219	9,449,920
Buildings	8,955,206	8,955,206
Equipment	53,037,611	52,614,358
Construction in progress	1,862,994	—
	73,369,503	71,893,957
Less accumulated depreciation	(39,238,714)	(37,069,755)
Net property and equipment	34,130,789	34,824,202

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	19,709,685	11,192,032
Other	54,304	122,964
Total other assets	30,159,755	21,710,762

TOTAL ASSETS	$85,036,854	$78,116,089

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$1,376,741	$1,035,671
Accounts payable	4,821,573	7,670,550
Accrued liabilities	456,181	592,749
Derivative financial instruments	689,178	827,786
Current maturities of notes payable	995,333	—
Other	91,323	141,323
Total current liabilities	8,430,329	10,268,079

LONG-TERM LIABILITIES
Notes payable	6,985,445	1,000
Other	21,556	25,556
Total long-term liabilities	7,007,001	26,556

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	69,599,524	67,821,454

TOTAL LIABILITIES AND MEMBERS' EQUITY	$85,036,854	$78,116,089

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

REVENUES	$19,479,798	$20,983,806	$63,806,023	$64,551,832

COSTS OF REVENUES	17,511,118	18,177,658	57,594,260	57,677,492

GROSS PROFIT	1,968,680	2,806,148	6,211,763	6,874,340

OPERATING EXPENSES	834,459	878,318	2,711,909	2,647,867

INCOME FROM OPERATIONS	1,134,221	1,927,830	3,499,854	4,226,473

OTHER INCOME (EXPENSE)
Interest and other income	12,944	5,626	52,575	31,197
Equity in net income of investments	668,512	678,201	1,189,949	1,546,049
Interest expense	(330)	(1,262)	(2,308)	(3,785)
Total other income	681,126	682,565	1,240,216	1,573,461

NET INCOME	$1,815,347	$2,610,395	$4,740,070	$5,799,934

BASIC AND DILUTED EARNINGS PER UNIT	$0.06	$0.09	$0.16	$0.20

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$0.10	$0.10	$0.20

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

OPERATING ACTIVITIES
Net income	$4,740,070	$5,799,934
Changes to net income affecting cash and cash equivalents
Depreciation and amortization	2,237,618	2,700,166
Distributions in excess of earnings from investments	1,535,051	2,682,701
(Increase) decrease in
Receivables	2,506,509	(2,472,441)
Inventory	(1,250,853)	2,708,598
Prepaid expenses	159,178	165,055
Derivative financial instruments	211,272	606,548
(Decrease) in
Accounts payable	(2,914,330)	(5,463,377)
Accrued and other liabilities	(190,569)	(52,884)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,033,946	6,674,300

INVESTING ACTIVITIES
Insurance proceeds received for damage to equipment	—	1,318,955
Purchase of property and equipment	(1,410,191)	(3,383,088)
Purchase of investments	(10,052,704)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(11,462,895)	(2,064,133)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	341,069	385,370
Notes payable issued	7,979,778	—
Principal payments on long-term notes payable	—	(55,475)
Distributions paid to members	(2,962,000)	(5,924,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,358,847	(5,594,105)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	929,898	(983,938)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,993,335	8,329,166

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,923,233	$7,345,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $52,704 in 2017 and $0 in 2016	$2,306	$3,783
Capital expenditures in accounts payable	135,003	656,954

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017 and 2016

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

In addition, the Company has investment interests in six companies in ethanol-related industries. See note 4 for further details.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for a full year.

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
September 30, 2017 and 2016

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of September 30, 2017, the Company is committed to purchasing approximately 2.6 million bushels of corn on a forward contract basis with an average price of $3.32 per bushel. The total corn purchase contracts represent 14% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At September 30, 2017, the Company does not have any firm-price purchase commitments for natural gas.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At September 30, 2017, the Company is committed to selling approximately 50,000 dry equivalent tons of distillers grains with an average price of $99 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 35% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At September 30, 2017, the Company is committed to selling approximately 1,794,000 pounds of distillers corn oil with an average price of $0.29 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 16% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of September 30, 2017.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017 and 2016

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

Derivatives not designated as hedging instruments at September 30, 2017 and December 31, 2016 were as follows:

	Balance Sheet Classification	September 30, 2017	December 31, 2016*

Forward contracts in gain position		$5,426	$6,491
Futures contracts in gain position		170,463	246,900
Futures contracts in loss position		(6,525)	(12,575)
Total forward and futures contracts		169,364	240,816
Cash held by broker		538,221	816,649
	Current Assets	$707,585	$1,057,465

Forward contracts in loss position	(Current Liabilities)	$(689,178)	$(827,786)
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

	Statement of Operations	Three Months Ended September 30,
	Classification	2017	2016
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$355,428	$1,128,300
Forward contracts	Cost of Revenues	(736,938)	(598,874)

	Statement of Operations	Nine Months Ended September 30,
	Classification	2017	2016
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$451,365	$1,858,623
Forward contracts	Cost of Revenues	(962,864)	(1,765,789)

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017 and 2016

Investments

The Company has investment interests in six companies in related industries. All of these interests are at ownership shares less than 20%. These investments are all flow-through entities. Per ASC 323-30-S99-1, they are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of income and added to the investment account.  Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income from investments based on the most recent reliable data.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (GAAP) when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. The Company is currently evaluating the transition methods. The Company anticipates using the retrospective with cumulative effect transition method. The Company expects to have enhanced disclosures but does not expect this standard to have a material impact on the Company's consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15 (ASU 2016-15), "Statement of Cash Flows (Topic 230)" (ASU 2016-15). ASU 2016-15 clarifies and provides guidance for specific cash flow issues. The guidance addresses classification for proceeds from insurance settlements and distributions received from equity method investees. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017. The Company has chosen to early adopt the standard. The Company has chosen the nature of distributions approach for equity method distributions. The Company has also adopted the insurance settlement guidance which includes retrospective application to the 2016 cash flow statement. As a result of this retrospective application, cash provided by operations decreased and cash provided by investing activities increased for the nine months ended September 30, 2016, by approximately $1,319,000 from amounts previously reported on the Company's Form 10-Q for the quarter ended September 30, 2016.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017 and 2016

NOTE 3.     INVENTORY

Inventory consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016*
Raw materials	$4,114,722	$3,217,822
Finished goods	1,552,504	1,124,660
Work in process	462,320	593,197
Parts inventory	1,333,926	1,276,940
	$7,463,472	$6,212,619

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s June 30, 2017 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,366,000 and $1,283,000 as of September 30, 2017 and December 31, 2016, respectively.

Dakota Ethanol has a 6% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s December 31, 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $308,000 as of September 30, 2017 and December 31, 2016.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s September 30, 2017 unaudited interim results. The carrying amount of the Company’s investment was approximately $405,000 and $460,000 as of September 30, 2017 and December 31, 2016, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s September 30, 2017 unaudited interim results. The carrying amount of the Company’s investment was approximately $7,545,000 and $9,108,000 as of September 30, 2017 and December 31, 2016, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s September 30, 2017 unaudited interim results. The carrying amount of the Company’s investment was approximately $33,000 as of September 30, 2017 and December 31, 2016.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy and Feeds, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income which is reported in the Company’s income statement for REF is based on REF’s September 30, 2017 unaudited interim results. The carrying amount of the Company’s investment was approximately $10,053,000 as of September 30, 2017. 2017 is the initial year for the investment in REF and it is currently under construction.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017 and 2016

Condensed, combined unaudited financial information of the Company’s investments in RPMG, PGVP, LT, GH, GEM and REF is as follows:

Balance Sheet	September 30, 2017	December 31, 2016
Current Assets	$224,363,318	$178,539,108
Other Assets	169,250,980	151,378,628
Current Liabilities	130,572,608	140,898,148
Long-term Liabilities	56,567,493	49,924,355
Members' Equity	206,474,197	139,095,233

	Three Months Ended
Income Statement	September 30, 2017	September 30, 2016
Revenue	$65,571,510	$61,531,795
Gross Profit	9,661,047	13,923,350
Net Income	5,992,656	6,885,415

	Nine Months Ended
Income Statement	September 30, 2017	September 30, 2016
Revenue	$190,698,705	$181,299,712
Gross Profit	20,668,677	37,666,064
Net Income	11,491,803	16,159,237

The following table shows the condensed financial information of Guardian Hankinson, which represents greater than 10% of the Company's net income for the three and nine months ended September 30, 2017:

Balance Sheet	September 30, 2017	December 31, 2016
Current Assets	$23,566,347	$31,337,860
Other Assets	121,646,932	133,415,881
Current Liabilities	13,893,874	23,822,812
Long-term Liabilities	56,228,418	49,856,355
Members' Equity	75,090,987	91,074,574

	Three Months Ended
Income Statement	September 30, 2017	September 30, 2016
Revenue	$62,471,512	$58,019,407
Gross Profit	7,782,145	11,684,449
Net Income	6,229,570	5,936,832

	Nine Months Ended
Income Statement	September 30, 2017	September 30, 2016
Revenue	$180,821,741	$169,833,142
Gross Profit	14,680,187	30,394,537
Net Income	10,369,094	12,786,712

The Company recorded equity in net income of approximately $623,000 and $1,037,000 from GH for the three and nine months ended September 30, 2017, respectively. The Company recorded equity in net income of approximately $593,000 and $1,278,000 from GH for the three and nine months ended September 30, 2016, respectively. The Company recorded equity in net income of approximately $45,000 and $153,000 from its other investments for the three and nine months ended September 30, 2017,

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017 and 2016

respectively. The Company recorded equity in net income of approximately $85,000 and $268,000 from its other investments for the three and nine months ended September 30, 2016, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On November 1, 2016, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.25% at September 30, 2017. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2019. On September 30, 2017, Dakota Ethanol had $0 outstanding and $2,744,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6.    LONG-TERM NOTES PAYABLE

On November 11, 2014, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount of $15,000,000. The amount Dakota Ethanol can borrow on the note decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The note matures on October 1, 2024. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.30% at September 30, 2017. The note contains a non-use fee of 0.5% on the unused portion of the note. On September 30, 2017, Dakota Ethanol had $1,000 outstanding and $11,249,000 available to be drawn on the note.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company.

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.50% at September 30, 2017. On September 30, 2017, Dakota Ethanol had $8,000,000 outstanding on the note.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company.

The balances of the notes payable are as follows:

	September 30, 2017	December 31, 2016*

Note Payable - FCSA	$8,001,000	$1,000
Less unamortized debt issuance costs	(20,222)	—
	7,980,778	1,000
Less current portion	(995,333)	—
	$6,985,445	$1,000
*Derived from audited financial statements

Principal and debt issuance cost maturities for the next five years are estimated as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017 and 2016

		Unamortized debt
Years Ending September 30,	Principal	Issuance costs
2018	$1,000,000	$(4,667)
2019	1,000,000	(4,083)
2020	1,000,000	(3,500)
2021	1,000,000	(2,917)
2022	1,000,000	(2,333)
thereafter	3,001,000	(2,722)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017 and 2016

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
September 30, 2017

Assets:
Derivative financial instruments,
futures contracts	$170,463	$170,463	$—	$—
forward contracts	5,426	—	5,426	—

Liabilities:
Derivative financial instruments,
futures contracts	$(6,525)	$(6,525)	$—	$—
forward contracts	$(689,178)	$—	$(689,178)	$—

December 31, 2016*

Assets:
Derivative financial instruments,
futures contracts	$246,900	$246,900	$—	$—
forward contracts	6,491	—	6,491	—

Liabilities:
Derivative financial instruments,
futures contracts	$(12,575)	$(12,575)	$—	$—
forward contracts	$(827,786)	$—	$(827,786)	$—
*Derived from audited financial statements.

During the three and nine months ended September 30, 2017, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of September 30, 2017 and December 31, 2016, the Company did not have any Level 3 assets or liabilities.

NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 6% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distillers grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017 and 2016

Revenues and marketing fees related to the agreements are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Revenues ethanol	$15,468,141	$16,064,019	$50,916,644	$49,529,339
Revenues distillers dried grains	1,010,769	1,734,033	3,786,652	3,890,337
Revenues corn oil	749,923	761,191	2,316,938	2,058,908
Marketing fees ethanol	61,260	42,057	183,780	126,171
Marketing fees distillers dried grains	6,642	10,200	28,986	23,366
Marketing fees corn oil	5,621	6,801	17,661	19,669

	September 30, 2017	December 31, 2016*
Amounts due included in accounts receivable	$1,182,457	$3,695,561
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases during the three and nine months ended September 30, 2017 totaled approximately $212,000 and $898,000, respectively. Purchases during the three and nine months ended September 30, 2016 totaled approximately $306,000 and $1,683,000, respectively. As of September 30, 2017 and December 31, 2016, the amount we owed to related parties was approximately $47,000 and $40,000, respectively.
NOTE 9.    COMMITMENTS

Dakota Ethanol has committed to a contract for the design and construction of a new regenerative thermal oxidizer (RTO) to replace its existing RTO. The value of the contract is approximately $4.6 million. There is approximately $2.9 million remaining as of September 30, 2017. The project is expected to be completed in the second quarter of 2018. The Company will pay for the project with cash flows from operations and the long-term revolving debt currently in place.

NOTE 10.            SUBSEQUENT EVENTS

During November 2017, the Company declared and paid a distribution to its members of $2,962,000, or $0.10 per capital unit, to unit holders of record as of October 1, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2017, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2016, included in the Company's Annual Report on Form 10-K for 2016.

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

Further, on August 23, 2017, Brazil imposed a twenty percent import tariff on ethanol imported from the United States.

Results of Operations

Comparison of the Fiscal Quarters Ended September 30, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended September 30, 2017 and 2016:

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenues	$19,479,798	100.0	$20,983,806	100.0

Cost of Revenues	17,511,118	89.9	18,177,658	86.6

Gross Profit	1,968,680	10.1	2,806,148	13.4

Operating Expense	834,459	4.3	878,318	4.2

Income from Operations	1,134,221	5.8	1,927,830	9.2

Other Income	681,126	3.5	682,565	3.3

Net Income	$1,815,347	9.3	$2,610,395	12.4

Revenues

Revenue from ethanol sales decreased by approximately 4% during our third quarter of 2017 compared to the same period of 2016. Revenue from distillers grains sales decreased by approximately 18% during our third quarter of 2017 compared to the same period of 2016. Revenue from corn oil sales decreased by approximately 1% during our third quarter of 2017 compared to the same period of 2016.

Ethanol

Our ethanol revenue was approximately $615,000 less during our third quarter of 2017 compared to our third quarter of 2016, a decrease of approximately 4%. This decrease in ethanol revenue was due primarily to a decrease in the volume of ethanol we sold, partially offset by an increase in the average price we received per gallon of ethanol sold during our third quarter of 2017 compared to our third quarter of 2016. We sold approximately 9% fewer gallons of ethanol during our third quarter of 2017 compared to the same period of 2016, a decrease of approximately 1,050,000 gallons, due to decreased production at the plant and an increase in our inventory. Management anticipates ethanol production to return to levels comparable to 2016.

The average price we received for our ethanol was approximately $0.07 more per gallon during our third quarter of 2017 compared to our third quarter of 2016, an increase of approximately 5%. Management attributes this increase in ethanol prices with higher corn prices which impacted ethanol demand and prices during our third quarter of 2017.

Distillers Grains

Our total distillers grains revenue was approximately 18% less during our third quarter of 2017 compared to the same period of 2016 due to decreased production and decreased distillers grains prices during the 2017 period. For our third quarter of 2017, we sold approximately 30% of our total distillers grains in the dried form and approximately 70% of our total distillers grains in the modified/wet form. By comparison, for our third quarter of 2016, we sold approximately 44% of our total distillers grains in the dried form and approximately 56% of our total distillers grains in the modified/wet form. We determine the mix between dried distillers grains and modified/wet distillers grains we sell based on market conditions and the relative profitability of selling the different forms of distillers grains. We sold approximately 2% fewer total tons of distillers grains during our third quarter of 2017 compared to the same period of 2016.

The average price we received for our dried distillers grains was approximately 15% less during our third quarter of 2017 compared to the same period of 2016, a decrease of approximately $18 per ton. Management attributes the decrease in dried distillers grains prices during the third quarter of 2017 with a weaker distillers grain market due to the lack of exports to China and Vietnam. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 17% less for our third quarter of 2017 compared to the same period of 2016, a decrease of approximately $22 per ton. Management attributes this decrease in modified/wet distillers grains prices with a weaker market due to the lack of exports to China and Vietnam. Management anticipates that distillers grains prices will remain lower unless worldwide demand for distillers grains rebounds.

Corn Oil

Our total pounds of corn oil sold increased by approximately 2% during our third quarter of 2017 compared to the same period of 2016, an increase of approximately 61,000 pounds, primarily due to decreased downtime for our corn oil extraction equipment. Management anticipates that corn oil production will remain consistent for the rest of our 2017 fiscal year. The average price per pound we received for our corn oil was approximately 4% less for our third quarter of 2017 compared to the same period of 2016.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas.

Corn

Our cost of revenues relating to corn was approximately 4% less for our third quarter of 2017 compared to the same period of 2016 due to decreased corn consumption and increased corn costs per bushel during the 2017 period.

Our average cost per bushel of corn increased by approximately 6% for our third quarter of 2017 compared to our third quarter of 2016. Management attributes the increase in corn prices with the anticipated lower corn corp harvested in the fall of 2017. Management anticipates that corn prices will be steady for the fourth quarter of our 2017 fiscal year.

We consumed approximately 9% fewer bushels of corn during our third quarter of 2017 compared to the same period of 2016. Management anticipates that our corn consumption will be higher during our fourth quarter of 2017 compared to our third quarter of 2017.

Natural Gas

Our cost of revenues related to natural gas decreased by approximately $189,000, a decrease of approximately 19%, for our third quarter of 2017 compared to our third quarter of 2016. This decrease was primarily due to decreased natural gas volumes during our third quarter of 2017 compared to the same period of 2016.

Our average cost per MMBtu of natural gas during our third quarter of 2017 was approximately 1% greater compared to the cost per MMbtu for our third quarter of 2016. Management attributes this increase in our average natural gas costs with steady supply and steady demand in other industries during the third quarter of 2017.

The volume of natural gas we used decreased by approximately 20% during our third quarter of 2017 compared to the same period of 2016 due primarily to decreased production of dried distillers grains and increased production of distillers grain in the modified/wet form. Management anticipates that our natural gas consumption will remain steady for the rest of our 2017 fiscal year.

Operating Expenses

Our operating expenses were less for our third quarter of 2017 compared to the same period of 2016 due primarily to a decrease in our environmental compliance expenses and other public relations expenses.

Other Income and Expense

Our interest income was greater for our third quarter of 2017 compared to the same period of 2016 due to having more cash on hand during the 2017 period. Our income related to our investments was lower during our third quarter of 2017 compared to the same period of 2016 primarily due to decreased income from our Guardian Hankinson, LLC investment. Our interest expense was lower during our third quarter of 2017 compared to the same period of 2016 due to less principal outstanding on our TIF bond guarantee and more interest capitalized during the 2017 period.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the nine months ended September 30, 2017 and 2016:

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenues	$63,806,023	100.0	$64,551,832	100.0

Cost of Revenues	57,594,260	90.3	57,677,492	89.4

Gross Profit	6,211,763	9.7	6,874,340	10.6

Operating Expense	2,711,909	4.3	2,647,867	4.1

Income from Operations	3,499,854	5.5	4,226,473	6.5

Other Income	1,240,216	1.9	1,573,461	2.4

Net Income	$4,740,070	7.4	$5,799,934	9.0

Revenues

Revenue from ethanol sales increased by approximately 3% during our nine months ended September 30, 2017 compared to the same period of 2016. Revenue from distillers grains sales decreased by approximately 16% during our nine months ended September 30, 2017 compared to the same period of 2016. Revenue from corn oil sales increased by approximately 13% during our nine months ended September 30, 2017 compared to the same period of 2016.

Ethanol

Our ethanol revenue was approximately $1,330,000 greater during our nine months ended September 30, 2017 compared to our nine months ended September 30, 2016, an increase of 3%. This increase in ethanol revenue was due primarily to an increase in the average price we received per gallon of ethanol sold offset by a decrease in the volume of gallons of ethanol sold during our nine months ended September 30, 2017 compared to our nine months ended September 30, 2016. We sold approximately 2% fewer gallons of ethanol during our nine months ended September 30, 2017 compared to the same period of 2016, a decrease of approximately 624,000 gallons, due to decreased sales volumes in combination with an increase in our inventory.

The average price we received for our ethanol was approximately $0.06 more per gallon during our nine months ended September 30, 2017 compared to our nine months ended September 30, 2016, an increase of approximately 5%. Management attributes this increase in ethanol prices with stronger ethanol demand in the market and higher corn prices during our nine months ended September 30, 2017.

Distillers Grains

Our total distillers grains revenue was approximately 16% less during our nine months ended September 30, 2017 compared to the same period of 2016 due to decreased distillers grain demand during the 2017 period. For our nine months ended September 30, 2017, we sold approximately 38% of our total distillers grains in the dried form and approximately 62% of our total distillers grains in the modified/wet form. By comparison, for our nine months ended September 30, 2016, we sold approximately 32% of our total distillers grains in the dried form and approximately 68% of our total distillers grains in the modified/wet form. We sold an increased number of total tons of distillers grains during our nine months ended September 30, 2017 compared to the same period of 2016 due to increased production during the 2017 period.

The average price we received for our dried distillers grains was approximately 19% less during our nine months ended September 30, 2017 compared to the same period of 2016, a decrease of approximately $22 per ton. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 15% less for our nine months ended September 30, 2017 compared to the same period of 2016, a decrease of approximately $20 per ton.

Corn Oil

Our total pounds of corn oil sold increased by approximately 11% during our nine months ended September 30, 2017 compared to the same period of 2016, an increase of approximately 845,000 pounds, primarily due to decreased downtime for our corn oil extraction equipment. The average price we received for our corn oil in our nine months ended September 30, 2017 was comparable to the same period of 2016.

Cost of Revenues

Corn

Our cost of revenues relating to corn for our nine months ended September 30, 2017 was approximately 4% less than the same period of 2016. Our average cost per bushel of corn decreased by approximately 2% for our nine months ended September 30, 2017 compared to our nine months ended September 30, 2016. We consumed approximately 2% fewer bushels of corn during our nine months ended September 30, 2017 compared to the same period of 2016.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $294,000, an increase of approximately 10%, for our nine months ended September 30, 2017 compared to our nine months ended September 30, 2016. This increase was due to an increase in market natural gas prices during our nine months ended September 30, 2017 compared to the same period of 2016 along with a decrease in the volume of natural gas we used during our nine months ended September 30, 2017 compared to our nine months ended September 30, 2016.

Our average cost per MMBtu of natural gas during our nine months ended September 30, 2017 was approximately 18% greater compared to the cost per MMbtu for our nine months ended September 30, 2016.

We used approximately 6% fewer MMBtus of natural gas during our nine months ended September 30, 2017 compared to the same period of 2016 primarily due to decreased production of dried distillers grains and an increase in distillers grains in the modified/wet form which requires less natural gas to produce.

Operating Expenses

Our operating expenses were greater for our nine months ended September 30, 2017 compared to the same period of 2016 due primarily to increased wages and benefits, engineering fees and costs related to advertising to fill employment vacancies, partially offset by a decrease in our environmental compliance expenses during the 2017 period.

Other Income and Expense

Our interest income was greater for our nine months ended September 30, 2017 compared to the same period of 2016 due to increased cash on hand. Our income related to our investments was less during our nine months ended September 30, 2017 compared to the same period of 2016 due to decreased income from our Guardian Hankinson, LLC investment. Our interest expense was lower during our nine months ended September 30, 2017 compared to the same period of 2016 due to less principal outstanding on our TIF bond guarantee and more interest capitalized during the 2017 period.

Changes in Financial Condition for the Nine Months Ended September 30, 2017

Current Assets

Our cash on hand at September 30, 2017 was greater compared to December 31, 2016. We had fewer accounts receivable at September 30, 2017 compared to December 31, 2016 due to the timing of our quarter end and shipments of our products. The value of our inventory was higher at September 30, 2017 compared to December 31, 2016 due to the timing of our ethanol shipments.

Property and Equipment

The value of our property and equipment was slightly less at September 30, 2017 compared to December 31, 2016 as a result of depreciation offset by construction on our RTO replacement during our 2017 fiscal year.

Other Assets

The value of our investments was higher at September 30, 2017 compared to December 31, 2016 due to our investment in Ring-neck Energy & Feeds, LLC.

Current Liabilities

We had more outstanding checks in excess of bank balances at September 30, 2017 compared to December 31, 2016 due to the timing of transfers between our accounts. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was significantly lower at September 30, 2017 compared to December 31, 2016 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes, which increases our accounts payable at that time. These deferred payments were made early in our first quarter of 2017. We had a smaller liability associated with our derivative financial instruments at September 30, 2017 compared to December 31, 2016 due to increasing corn prices which impacted the value of our derivative instruments at September 30, 2017 compared to December 31, 2016. Current maturities of notes payable were greater at September 30, 2017 compared to December 31, 2016 as we increased our notes payable.

Long-Term Liabilities

Our long-term liabilities were greater at September 30, 2017 compared to December 31, 2016 due to borrowing related to our investment in Ring-neck Energy & Feed, LLC.

Liquidity and Capital Resources

Our main sources of liquidity are cash generated from our continuing operations and amounts we have available to draw on our revolving lines of credit. Management does not anticipate that we will need to raise additional debt or equity financing in the next twelve months. Management believes that our current sources of liquidity will be sufficient to continue our operations during that time period.

Currently, we have two revolving loans which allow us to borrow funds for working capital. In addition, on August 1, 2017, we entered into a new $8 million term loan to offset part of the cost of our investment in Ring-neck Energy & Feed, LLC. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of September 30, 2017, we had $1,000 outstanding and $13,993,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$7,033,946	$6,674,300
Net cash (used in) investing activities	(11,462,895)	(2,064,133)
Net cash provided by (used in) financing activities	5,358,847	(5,594,105)

Cash Flow From Operations. Our operating activities provided more cash during the nine months ended September 30, 2017 compared to the same period of 2016, due primarily to decreased receivables offset by decreased net income and an increase in our inventory.

Cash Flow From Investing Activities. Our investing activities used more cash during the nine months ended September 30, 2017 compared to the same period of 2016 due to our investment in Ring-neck Energy & Feed, LLC.

Cash Flow From Financing Activities. Our financing activities provided more cash during the nine months ended September 30, 2017 compared to the same period of 2016 due primarily to funds we borrowed related to the Ring-neck Energy & Feed, LLC investment during the 2017 period.

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

Operating Line

The Operating Line's term was extended in our October 28, 2016 amendment to November 1, 2018. In the Fifth Amendment to Credit Agreement, this maturity date was extended to November 1, 2019. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrued at the one month London Interbank Offered Rate ("LIBOR") plus 300 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at September 30, 2017 was 4.25%. As of September 30, 2017, we had $0 outstanding on the Operating Line and $2,744,000 available to be drawn, taking into account the borrowing base calculation.

Reducing Revolving Loan

On November 11, 2014, we executed a loan amendment with FCSA which eliminated our prior Term Loan and Term Revolver and replaced them with a new $15 million Reducing Revolving Loan. Interest accrues on the Reducing Revolving Loan at a rate of 325 basis points in excess of the one-month LIBOR and we agreed to pay a fee of 0.50% for any unused amount of the Reducing Revolving Loan. The amount we can borrow on the Reducing Revolving Loan decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The Reducing Revolving Loan matures on October 1, 2024. The interest rate for this loan at September 30, 2017 was 4.50%. As of September 30, 2017, we had $1,000 outstanding on the Reducing Revolving Loan and $11,249,000 available to be drawn.

2017 Term Loan

On August 1, 2017, we executed the Fifth Amendment to Credit Agreement to create the 2017 Term Loan for $8 million. We agreed to make annual principal payments of $1 million plus accrued interest starting on August 1, 2018 and annually thereafter until the maturity date on August 1, 2025. Interest accrues on the 2017 Term Loan at a rate of 325 basis points in excess of the one-month LIBOR until July 28, 2022 and thereafter, interest will accrue at the Federal Farm Credit Banks Funding Corporation 30-day discount note cost plus 3.5%.

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

As of September 30, 2017, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of September 30, 2017, we had $8,001,000 outstanding on our variable interest rate loans with interest accruing at a rate of 4.50%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of September 30, 2017, would be approximately $36,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $382,000 related to derivative instruments for the quarter ended September 30, 2017. We recorded a combined decrease to our cost of revenues of approximately $529,000 related to derivative instruments for the quarter ended September 30, 2016. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

As of September 30, 2017, we were committed to purchasing approximately 2.6 million bushels of corn with an average price of $3.32 per bushel. These corn purchases represent approximately 14% of our expected corn usage for the next 12 months.

As of September 30, 2017, we had no purchase commitments related to natural gas.

As of September 30, 2017, we were committed to selling approximately 50,000 dry equivalent tons of distillers grains with an average price of $99 per ton. The distillers grains sales represent approximately 35% of the projected annual plant production.

As of September 30, 2017, we were committed to selling approximately 1,794,000 pounds of distillers corn oil with an average price of $0.29 per pound.  The distillers corn oil sales represent approximately 16% of the projected annual plant production.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$6,930,000
Corn	16,835,707	Bushels	10%	$4,865,519
Natural Gas	1,181,250	MMBTU	10%	$335,475

For comparison purposes, our sensitivity analysis for our third quarter of 2016 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$7,297,500
Corn	15,924,000	Bushels	10%	$4,649,808
Natural Gas	1,181,250	MMBTU	10%	$331,931

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Brazilian tariff on U.S. produced ethanol could negatively impact market ethanol prices. Brazil is currently the largest importer of ethanol produced in the United States. However, recently the Brazilian government implemented a tariff on ethanol produced in the United States and exported to Brazil. Due to current ethanol production levels in the United States, the market price of ethanol has been supported by exports of ethanol. Further, additional ethanol capacity is being constructed which may further increase the domestic supply of ethanol. The Brazilian tariff on U.S. ethanol could lead to an oversupply of ethanol in the United States which could negatively impact domestic ethanol prices. Ethanol prices may decrease to a level which does not allow us to operate the ethanol plant profitably.

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
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	November 14, 2017	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2017	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)