Form 10-K
period 2017-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2018-03-02
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2017, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's membership units held by non-affiliates of the registrant was $14,311,625 computed by reference to the most recent public offering price on Form S-4.

As of March 2, 2018, there were 29,620,000 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2017). This information statement is referred to in this report as the 2018 Information Statement.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Reductions in the corn-based ethanol use requirement in the Federal Renewable Fuels Standard;

•	Oversupply in the ethanol industry resulting in lower market ethanol prices;

•	Negative operating margins which result from lower ethanol prices;

•	Lower ethanol prices due to the Chinese and Brazilian ethanol tariffs;

•	Lower distillers grains prices due to the Chinese antidumping and countervailing duty tariffs;

•	Lower gasoline prices may negatively impact ethanol prices which could hurt our profitability;

•	Availability and costs of raw materials, particularly corn and natural gas;

•	Changes in the price and market for ethanol, distillers grains and corn oil;

•	Our ability to maintain liquidity and maintain our risk management positions;

•	Changes in the availability and cost of credit;

•	Changes and advances in ethanol production technology;

•	The effectiveness of our risk management strategy to offset increases in the price of our raw materials and decreases in the prices of our products;

•	Overcapacity within the ethanol industry causing supply to exceed demand;

•	Our ability to market and our reliance on third parties to market our products;

•	The decrease or elimination of governmental incentives which support the ethanol industry;

•	Changes in the weather or general economic conditions impacting the availability and price of corn;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to retain key employees and maintain labor relations;

•	Our liability resulting from potential litigation;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.

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

PART I

ITEM 1.    BUSINESS.

Overview

Lake Area Corn Processors, LLC is a South Dakota limited liability company that owns and manages an ethanol plant that has a nameplate production capacity of 40 million gallons of ethanol per year through its wholly-owned subsidiary Dakota Ethanol, L.L.C. The ethanol plant producers in excess of 50 million gallons of ethanol per year. The ethanol plant is located near Wentworth, South Dakota. Lake Area Corn Processors, LLC is referred to in this report as "LACP," the "Company," "we," or "us." Dakota Ethanol, L.L.C. is referred to in this report as "Dakota Ethanol" or the "ethanol plant."

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

On July 11, 2017, we made a $10 million investment in Ring-neck Energy & Feed, LLC. Ring-neck Energy & Feed, LLC plans to construct an ethanol plant in Onida, South Dakota. We have the right to appoint a member of Ring-neck Energy & Feed, LLC's board of managers.

On August 1, 2017, we executed an amendment to our credit agreement with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA") to create a new $8 million term loan which we used to finance a portion of our investment in Ring-neck Energy & Feed, LLC. We agreed to make annual principal payments of $1 million plus accrued interest starting on August 1, 2018 and annually thereafter until the maturity date on August 1, 2025.

Subsequently, on February 6, 2018, we executed an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") with FCSA. Pursuant to the Amended and Restated Credit Agreement, we increased our total credit availability to $40 million to support our plant expansion project. Further, the maturity date of this increased credit availability under our Amended and Restated Credit Agreement was extended to January 1, 2026. Until February 1, 2023, interest will accrue pursuant to the Credit Agreement on our increased credit availability at the one month London Interbank Offered Rate ("LIBOR") plus 3.25% per year. We agreed to pay a fee of 0.50% on the unused portion of the increased credit availability.

We are moving forward with plans to expand our production capacity to approximately 90 million gallons of ethanol per year. The cost of the expansion is expected to be approximately $33 million. We commenced the project in December 2017 and we anticipate that the expansion will be complete during our second quarter of 2019.

During our 2017 fiscal year, we paid a total of $5,924,000 in distributions to our members or approximately $0.20 per membership unit.

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

Product	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Ethanol	79%	78%	76%
Distillers Grains	17%	18%	20%
Corn Oil	4%	3%	3%

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

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market. However, in recent years the United States has experienced increased ethanol exports. This increase in ethanol exports follows a conscious effort by the United States ethanol industry to expand ethanol exports along with lower ethanol prices which encouraged exports. During 2017, the primary export markets served by the United States ethanol industry were Canada, Brazil, India, China, South Korea, the Philippines and Peru. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. Both Brazil and China, each a major source of export demand in the past, have instituted tariffs on ethanol produced in the United States during 2017. The imposition of these tariffs have resulted in a decline in demand from these top importers requiring United States producers to seek out alternative markets.

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

Ethanol is generally blended with gasoline before it is sold to the end consumer. Therefore, the primary purchasers of ethanol are fuel blending companies which mix the ethanol we produce with gasoline. As discussed below in the section entitled "Distribution of Principal Products," we have a third party marketer that sells all of our ethanol. Our ethanol marketer makes substantially all decisions regarding where our ethanol is sold.

Distillers Grains

Distillers grains are primarily used as animal feed. Distillers grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distillers grains exports have increased in recent years as distillers grains have become a more accepted animal feed. Currently, the United States ethanol industry exports a significant amount of distiller grains. During 2017, the largest importers of United States distiller grains were Mexico, Turkey, South Korea, Thailand, China and Canada. During 2016, China began an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. In September 2016, China issued a preliminary ruling on the anti-dumping investigation imposing an immediate duty on distillers grains that are produced in the United States.

In addition, China implemented an anti-subsidy duty as of September 30, 2016. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties at rates higher than the preliminary rates set in September 2016.  The anti-dumping duties range from 42.2% to 53.7%, an increase from the preliminary duty of 33.8% issued in September 2016. The final anti-subsidy tariffs range from 11.2% to 12%, up from 10% to 10.7% issued in September 2016. The trade actions taken by the Chinese have resulted in further declines in distillers grains demand and prices. The significant reduction in distillers grains exports to China requires United States distillers grains producers to seek out alternative markets.

We anticipate that the vast majority of our distillers grains will continue to be sold in the domestic market due to our plant's location. Further, management anticipates that we will continue to sell a large proportion of our distillers grains in the modified/wet form which is marketed locally.

Corn Oil

The primary markets for corn oil are the industrial chemicals market, animal feeding market and the biodiesel production market. Corn oil demand was higher during 2017 due to increased biodiesel production. This biodiesel blenders' tax credit expired at the end of 2016. However, in early 2018 the biodiesel blenders' tax credit was reinstated retroactively for 2017 after it expired at the end of 2016, but no forward looking extension was included so this may not provide support for corn oil prices during our 2018 fiscal year. Since corn oil can be used as a feedstock to produce biodiesel, when biodiesel production increases it has a positive impact on corn oil prices. Further, additional corn oil supply has continued to enter the market which has negatively impacted corn oil prices. The market for corn oil is expected to continue to shift as changes in supply and demand of corn oil interact. Our corn oil is primarily marketed in the United States and we do not expect that significant exports of corn oil will occur in the near future.

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

We market a portion of our distillers grains to our local market without the use of an external marketer. Currently, we market approximately 65%, based on volume, of our distillers grains internally. Shipments of these products are made to local markets by truck. This has allowed us to sell less distillers grains in the form of dried distillers grains which has decreased our natural gas usage and improved our margins from the sale of distillers grains.

Corn Oil Distribution

We market all of our corn oil through RPMG. Our corn oil marketing agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed. We pay RPMG a commission based on each pound of our corn oil that is sold by RPMG.

New Products and Services

We did not introduce any new products or services during our 2017 fiscal year.

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

Corn prices have been volatile in recent years due to changes in corn demand as well as yield and production fluctuations that have had a significant impact on corn prices. Corn prices were lower during our 2017 fiscal year as a result of five consecutive years of favorable corn crops which has increased the amount of corn available to us. As a result of these favorable corn crops, we have not had difficulty securing the corn we need to operate the ethanol plant at prices that have allowed us to operate profitably. However, as we experienced during 2012, an unfavorable corn crop can have a significant negative impact on our profitability. We could experience a drought or other unfavorable weather condition during our 2018 fiscal year which could impact the price we pay for corn and could negatively impact the availability of corn near our plant. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plant which can increase our transportation costs. In addition, if new corn customers enter the market, it can increase demand for corn which could result in higher corn prices. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

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

Natural Gas

Natural gas is an important input to our manufacturing process.  We purchase our natural gas on the open market and the price for our natural gas is based on market rates. We have a contract with Northern Natural Gas for the interstate transportation of our natural gas. We contract with NorthWestern Energy for the local transportation of our natural gas. Both contracts expire in 2018. We have had no interruptions or shortages in the supply of natural gas to the plant since operations commenced in 2001. We anticipate that we will be able to purchase sufficient natural gas to continue to operate the ethanol plant during our 2018 fiscal year.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations and investments as well as our revolving lines of credit with our primary lender, FCSA. For our 2018 fiscal year, we anticipate using cash from our operations and our credit facilities for our plant expansion project and to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2018 fiscal year and beyond.

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

Our Competition

Ethanol Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distillers grains and corn oil customers and raw material suppliers. As of January 23, 2018, the Renewable Fuels Association estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 16.2 billion gallons of ethanol per year. According to RFA estimates, approximately 3% of the ethanol production capacity in the United States was not operating as of January 23, 2018. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Total
Archer Daniels Midland	1,716	11%
POET Biorefining	1,629	10%
Green Plains Renewable Energy	1,475	9%
Valero Renewable Fuels	1,400	9%
Flint Hills Resources	840	5%
Updated: January 23, 2018

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

The RFS statutory Renewable Volume Obligation (RVO) for all renewable fuels for 2017 was 24 billion gallons, of which corn-based ethanol could meet 15 billion gallons of the RVO. However, the EPA rule decreased the total RVO to 19.28 billion gallons and maintained the 15 billion gallon corn-based ethanol limit. On November 30, 2017, the final RVO for 2018 was set at 19.29 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2017 fiscal year, our costs of environmental compliance were approximately $166,000. We anticipate that our environmental compliance costs will be approximately $292,000 during our 2018 fiscal year. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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

The European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. This tariff resulted in decreased exports of ethanol to Europe which negatively impacted the market price of ethanol in the United States. The anti-dumping tariff is scheduled to expire in 2018 which may result in additional exports to the European Union during our 2018 fiscal year. However, the decision to remove the tariff is under review.

In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. This tariff and quota have reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States. Recently Brazil announced it may remove this tariff.

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

Employees

As of December 31, 2017, we had a total of 39 full-time employees. We do not expect to hire a significant number of employees in the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2017, 2016 and 2015 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer that decides where the majority of our products are marketed and we have limited control over the marketing decisions made by our third-party professional marketer. Therefore, some of our products may be sold outside of the United States based on decisions made by our marketer.

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

Distillers grains demand and prices may be negatively impacted by the Chinese antidumping and countervailing duty investigation. China was historically the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. On September 23, 2016, the Chinese instituted a preliminary anti-dumping duty of 33% in response to this investigation and an anti-subsidy duty on September 30, 2016 of approximately 10%. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties at rates higher than the preliminary rates set in September 2016.  The anti-dumping duties range from 42.2% to 53.7%, an increase from the preliminary duty of 33.8% issued in September 2016. The final anti-subsidy tariffs range from 11.2% to 12%, up from 10% to 10.7% issued in September 2016. Both during the investigation and after the announcement of the duty, distillers grains demand and prices have been negatively impacted. While we expect China to continue to import some distillers grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distillers grains demand and prices. This reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative impact on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, in 2017, Brazil imposed a 20% tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. We require a significant amount of corn to operate the ethanol plant at capacity. In recent years, the supply of corn in the market has been higher and we have not had difficulty securing the corn we require at prices that allow us to operate profitably. However, poor weather conditions can have a significant impact on corn production. If the corn crop harvested in future years is smaller than we have recently experienced, it is possible that we could experience corn shortages in the future which could negatively impact our ability to operate the ethanol plant. We may also experience a shortage of corn in our local market which may not increase national corn prices but may require us to increase our corn basis in order to attract corn which can impact our overall corn costs. If we are unable to secure the corn we require to continue to operate the ethanol plant, or we are unable to secure corn at prices that allow us to operate profitably, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

Our revenue will be greatly affected by the price at which we can sell our ethanol, distillers grains and corn oil. Our ability to generate revenue is dependent on our ability to sell the ethanol, distillers grains and corn oil that we produce. Ethanol, distillers grains and corn oil prices can be volatile as a result of a number of factors. These factors include overall supply and demand, the market price of corn, the market price of gasoline, levels of government support, general economic conditions and the availability and price of competing products. Ethanol, distillers grains and corn oil prices tend to fluctuate based on changes in energy prices and other commodity prices, such as corn and soybean meal. Exports of our products and the various trade actions taken by China and Brazil have impacted the market prices for our products. If we experience lower prices for our products for a significant period of time, the value of our units may be negatively affected.

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

We may violate the terms of our loan agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We have a credit facility with Farm Credit Services of America ("FCSA"). Our credit agreements with FCSA include various financial loan covenants. We are currently in compliance with all of our financial loan covenants. Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our loan agreements, FCSA, our primary lender, could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans. If we do not have the funds available to repay the loans and we cannot find another source of financing, we may fail which could decrease the value of our units.

Risks Related to Ethanol Industry

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. The United States benefited from additional exports of ethanol in recent years which may not continue to occur during our 2018 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2018 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

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

Decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of January 23, 2018, there are 213 ethanol plants in the United States with capacity to produce approximately 16.2 billion gallons of ethanol per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 3% of the ethanol production capacity in the United States was idled as of January 23, 2018. Further, ethanol demand may be negatively impacted by reductions in the RFS. While the United States is currently exporting ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants operating throughout the Midwest and elsewhere in the United States.  We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry which will likely lead to a few companies that control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

Competition from the advancement of alternative fuels and other technologies may lessen demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, and electric cars or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

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

If exports of ethanol are reduced, including as a result of the imposition by tariffs on U.S. ethanol, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2017 fiscal year with exports of ethanol which increased demand for our ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may not continue. In 2012, the European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. Further, in 2017 both Brazil and China implemented tariffs on ethanol produced in the United States. These tariffs have resulted in decreased demand for ethanol from these countries which has negatively impacted ethanol prices in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

Many ethanol producers are expanding their production capacity which could lead to an oversupply of ethanol in the United States. Recently, many ethanol producers have commenced projects to expand their ethanol production capacities. These expansions could result in a significant increase in the supply of ethanol in the United States. Currently, ethanol prices are supported by ethanol exports which may not continue at their current levels. While many in the ethanol industry are working to increase the amount of ethanol that is used domestically, specifically in the form of E15, which contains 15% ethanol as compared to the 10% ethanol which is used in most current blends, adoption of E15 has not been as rapid as most ethanol producers would like. Also, the additional ethanol capacity which is being constructed may exceed current domestic and export demand. An oversupply of ethanol negatively impacts domestic ethanol prices which could negatively impact our ability to profitably operate the ethanol plant.

We made significant investments in Guardian Hankinson, LLC and Ring-neck Energy & Feed, LLC which may fail. In December 2013, we made a $12 million investment in Guardian Hankinson, LLC, an entity that owns an ethanol plant in North Dakota. In addition, in July 2017, we made a $10 million investment in Ring-neck Energy & Feed, LLC. Both of these companies will face many of the same risks that we face in operating our ethanol plant. Further, we have limited control over the management decisions made by Guardian Hankinson, LLC and Ring-neck Energy & Feed, LLC. If Guardian Hankinson, LLC or Ring-neck Energy & Feed, LLC is ultimately unsuccessful, it could negatively impact the return we receive on our investment which could negatively impact our financial performance and the value of our units.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. On November 30, 2017, the EPA released its final rule and set the 2018 total volume obligation at 19.29 billion gallons of which 15.0 billion gallons could be met by corn-based ethanol. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress in the future, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

Recently passed tax reform legislation could impact our members. On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the "Tax Reform Act"), which amends certain provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The Tax Reform Act has wide ranging impacts, including changes to the taxation of limited liabilities companies such as the Company. The Tax Reform Act includes changes to U.S. federal tax rates, limits the deductibility of interest and allows for the expensing of capital expenditures. The impact of this tax reform on the Company and its members is uncertain but the effect of the Tax Reform Act and any implementing regulations and interpretations could adversely affect our business and financial condition and require that we restructure the Company.

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

Unit Holders

As of March 2, 2018, we had 29,620,000 membership units issued and outstanding and a total of approximately 1,069 unit holders.

Bid and Asked Prices

The following table contains information concerning completed unit transactions that occurred during our last two fiscal years. Our bulletin board trading system does not track bid and asked prices and therefore we only have information concerning completed unit transactions.

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2016	$2.87	$3.80	$3.27	23,500
Second Quarter 2016	2.79	3.00	2.88	64,500
Third Quarter 2016	4.00	4.00	4.00	2,000
Fourth Quarter 2016	3.05	4.15	3.77	19,000
First Quarter 2017	3.95	4.15	4.01	28,000
Second Quarter 2017	3.86	4.10	3.89	45,000
Third Quarter 2017	3.50	3.51	3.51	20,000
Fourth Quarter 2017	3.39	3.50	3.45	12,500

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

2017 Distributions

Our board of managers declared two distributions during our 2017 fiscal year. The two distributions were each for $0.10 per membership unit for a total of $0.20 per membership unit during our 2017 fiscal year. Our distributions were declared and paid in February and November 2017. The total amount of the distributions we paid was $5,924,000.

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

Performance Graph

The following graph shows a comparison of cumulative total member return since December 31, 2012, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on December 31, 2012. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data, which is derived from our audited financial statements for the periods indicated. The selected consolidated balance sheet financial data as of December 31, 2015, 2014 and 2013 and the selected consolidated income statement data and other financial data for the years ended December 31, 2014 and 2013 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of December 31, 2017 and 2016 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended December 31, 2017 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with (i) the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K; (ii) "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations"; and (iii) "Item 1A - Risk Factors" found elsewhere in this Form 10-K. Among other things, those items include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2017	2016	2015	2014	2013
Revenues	$84,821,788	$88,812,550	$88,997,947	$124,469,094	$145,412,968
Cost of Revenues	76,253,945	76,097,861	81,445,770	89,068,125	129,091,165
Gross Profit	8,567,843	12,714,689	7,552,177	35,400,969	16,321,803
Operating Expense	3,717,291	3,642,087	1,827,789	3,550,980	3,511,026
Income From Operations	4,850,552	9,072,602	5,724,388	31,849,989	12,810,777
Other Income (Expense)	1,534,531	2,332,606	2,929,142	7,957,330	494,070
Net Income	$6,385,083	$11,405,208	$8,653,530	$39,807,319	$13,304,847
Capital Units Outstanding	29,620,000	29,620,000	29,620,000	29,620,000	29,620,000
Net Income Per Capital Unit	$0.22	$0.39	$0.29	$1.34	$0.45
Cash Distributions per Capital Unit	$0.20	$0.40	$0.30	$1.00	$0.20

Balance Sheet Data:	2017	2016	2015	2014	2013
Working Capital	$6,131,109	$11,313,046	$8,443,572	$6,634,185	$17,836,992
Net Property, Plant & Equipment	39,968,930	34,824,202	34,184,059	28,349,272	22,958,064
Total Assets	84,072,240	78,116,089	79,746,514	78,574,975	82,577,805
Long-Term Obligations	6,983,944	26,556	106,475	226,940	9,170,592
Members' Equity	68,282,537	67,821,454	68,264,246	68,600,228	58,455,182
Book Value Per Capital Unit	$2.31	$2.29	$2.30	$2.32	$1.97

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2017 and 2016:

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenue	$84,821,788	100.0	$88,812,550	100.0

Cost of Revenues	76,253,945	89.9	76,097,861	85.7

Gross Profit	8,567,843	10.1	12,714,689	14.3

Operating Expense	3,717,291	4.4	3,642,087	4.1

Income from Operations	4,850,552	5.7	9,072,602	10.2

Other Income	1,534,531	1.8	2,332,606	2.6

Net Income	$6,385,083	7.5	$11,405,208	12.8

Revenues

Revenue from ethanol sales decreased by approximately 3% during our 2017 fiscal year compared to the same period of 2016. Revenue from distillers grains sales decreased by approximately 12% during our 2017 fiscal year compared to the same period of 2016. Revenue from corn oil sales increased by approximately 8% during our 2017 fiscal year compared to the same period of 2016.

Ethanol

Our ethanol revenue decreased by approximately $1.9 million during our 2017 fiscal year compared to our 2016 fiscal year, a decrease of approximately 3%. This decrease in ethanol revenue was due to a decrease in the average price we received for our ethanol of approximately $0.03 per gallon along with a decrease in the total gallons of ethanol we sold. Management attributes this decrease in ethanol prices with increased ethanol supply in the market which was not met with corresponding increases in demand during our 2017 fiscal year. Ethanol in recent years has sold at a discount compared to gasoline prices which has made ethanol an attractive fuel for blending with gasoline and has increased export demand for ethanol. Ethanol provides additional octane to fuels and the lower price of ethanol positively impacts the overall cost of ethanol blended fuels. Management expects continued lower ethanol prices during our 2018 fiscal year due to anticipated increases in market ethanol supply. If ethanol exports increase during our 2018 fiscal year, the supply and demand balance may be more favorable. However, export demand for ethanol is less certain compared to domestic demand. As a result, if ethanol demand decreases in the future, it could negatively impact the price we receive for our ethanol. In addition, gasoline prices have been increasing recently which management believes will positively impact ethanol prices. If the spread between the price of ethanol and the price of gasoline increases during our 2017 fiscal year, it may lead to additional domestic ethanol demand which could positively impact prices.

Ethanol sales volumes were lower during our 2017 fiscal year compared to the same period of 2016 due to increased inventory during our 2017 fiscal year partially offset by an increase in ethanol production during our 2017 fiscal year compared to our 2016 fiscal year. Our total gallons of ethanol sold during our 2017 fiscal year was comparable to the same period of 2016, with a decrease of approximately 71,000 gallons. Management anticipates increased ethanol production and sales during our 2018 fiscal year compared to our 2017 fiscal year due to efficiency improvements we have made to the plant.

Distillers Grains

Our total distillers grains revenue decreased for our 2017 fiscal year compared to the same period of 2016. For our 2017 fiscal year, we sold approximately 35% of our total distillers grains, by volume, in the dried form and approximately 65% of our total distillers grains in the modified/wet form. For our 2016 fiscal year, we sold approximately 36% of our total distillers grains, by volume, in the dried form and approximately 64% of our total distillers grains in the modified/wet form. The average price we received for our dried distillers grains was approximately 12% less during our 2017 fiscal year compared to the same period of 2016, a decrease of approximately $14 per ton. Management attributes this decrease in dried distillers grains prices with significantly decreased export demand from China during our 2017 fiscal year along with lower corn and soybean prices. Since distillers grains are typically used as a feed substitute for corn and soybean meal, as the prices of corn and soybeans decrease, the price of distillers grains typically also decreases. In recent years, China has imported a significant amount of distillers grains from the United States. However, at the request of Chinese distillers grains producers, China commenced an anti-dumping and countervailing duty investigation against the United States during 2016. In September 2016, the Chinese implemented a preliminary anti-subsidy duty of between 10% and 10.7% in addition to a preliminary anti-dumping duty of 33.8%. Further, in January 2017, China finalized the duties to between 11.2% and 12% for the anti-subsidy duty and between 42.2% and 53.7% for the anti-dumping duty. As a result, distillers grains exports decreased sharply during our 2017 fiscal year which significantly impacted distillers grains prices. The average price we received for our modified/wet distillers grains was approximately 13% less for our 2017 fiscal year compared to the same period of 2016, a decrease of approximately $16 per dry equivalent ton.

Management anticipates continued low distillers grains prices and lower export demand for distillers grains until the Chinese increase their imports. However, the low price of distillers grains has resulted in increased export demand to other countries and may be positively impacting domestic distillers grains demand.

Corn Oil

Our total corn oil revenue increased by approximately 8% during our 2017 fiscal year compared to the same period of 2016. Our total pounds of corn oil sold increased by approximately 8% during our 2017 fiscal year compared to the same period of 2016, an increase of approximately 854,000 pounds, primarily due to decreased downtime on our extraction equipment during our 2017 fiscal year compared to our 2016 fiscal year. Management anticipates relatively stable corn oil production during our 2018 fiscal year compared to our 2017 fiscal year, depending on the amount of oil in the corn harvested in the fall of 2017.

The average price we received for our corn oil was comparable in our 2017 fiscal year and the same period of 2016. Management expects corn oil prices to remain lower during our 2018 fiscal year unless the biodiesel blenders' tax credit is extended for 2018. If not, biodiesel production may be lower which may negatively impact corn oil demand and prices.

Government Incentives

We did not receive any revenue from the State of South Dakota during our 2017 fiscal year compared to approximately $378,000 during the same period of 2016 due to the end of our eligibility for this state ethanol production incentive.

Cost of Revenues

The primary raw materials we use to produce ethanol, distillers grains and corn oil are corn and natural gas.

Corn

Our cost of revenues relating to corn was approximately 3% less for our 2017 fiscal year compared to the same period of 2016. Our average cost per bushel of corn decreased by approximately 2% for our 2017 fiscal year compared to our 2016 fiscal year. Management attributes the decrease in corn prices to several years of large corn crops and additional corn carryover from the 2016 corn crop. This increase in corn supply resulted in lower market corn prices during our 2017 fiscal year. Management anticipates relatively stable corn prices during our 2018 fiscal year due to strong corn supplies and anticipated stable corn demand.

We used approximately 2% fewer bushels of corn during our 2017 fiscal year compared to the same period of 2016 due to improved corn to ethanol yields during our 2017 fiscal year due to running the plant slower and a new yeast we used which improved our operating efficiency. Management expects our corn consumption will be consistent in our 2018 fiscal year compared to our 2017 fiscal year.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $489,000, an increase of approximately 12%, for our 2017 fiscal year compared to our 2016 fiscal year. This increase was due primarily to an increase in market natural gas prices during our 2017 fiscal year compared to the same period of 2016. Natural gas prices rose due to increased demand. Additionally, we experienced a spike in natural gas prices in December 2017 due to the colder weather. Our average cost per MMBtu of natural gas during our 2017 fiscal year was approximately 19% greater compared to the cost for our 2016 fiscal year. Management anticipates stable natural gas prices during 2018 due to adequate supplies.

We used approximately 6% less MMBtus of natural gas during our 2017 fiscal year compared to the same period of 2016 due to producing less dried distillers grain and more modified distillers grains. Management anticipates that our natural gas consumption during our 2018 fiscal year will be comparable to our consumption during our 2017 fiscal year.

We experienced approximately $815,000 of combined realized and unrealized loss for our 2017 fiscal year related to our corn derivative instruments which increased our cost of goods sold. By comparison, We experienced approximately $167,000 of combined realized and unrealized gains for our 2016 fiscal year related to our corn derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expense

Our operating expenses were higher for our 2017 fiscal year compared to the same period of 2016 due primarily to increased costs relating to recruiting efforts to fill vacant staff positions within our Company.

Other Income and Expense

Our interest income was higher during our 2017 fiscal year compared to our 2016 fiscal year due to higher cash on hand during the 2017 period. Our equity in the net income of our investments was lower during our 2017 fiscal year compared to our 2016 fiscal year due to less profitability in the ethanol industry which negatively impacts the income generated by our investments. Our net income of investments was also lower due to a write-down of the value of our investment in Prairie Gold Venture Partners as it was deemed impaired.

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

Ethanol

Our ethanol revenue increased by approximately $1.8 million during our 2016 fiscal year compared to our 2015 fiscal year, an increase of approximately 3%. This increase in ethanol revenue was due to an increase in the average price we received for our ethanol of approximately $0.02 per gallon along with an increase in the total gallons of ethanol we sold. Ethanol in recent years has sold at a discount compared to gasoline prices which has made ethanol an attractive fuel for blending with gasoline and has increased export demand for ethanol. Ethanol provides additional octane to fuels and the lower price of ethanol positively impacts the overall cost of ethanol blended fuels. The RFS requires the EPA to establish renewable volume obligations (RVO) for various types of renewable fuels on an annual basis. In recent years, the EPA proposed RVOs for corn-based ethanol which were less than the statutory requirements in the RFS. Further, the preliminary RVO for corn-based ethanol for 2017 was less than the statutory requirement. However, when the final RVO was released in late 2016, the RVO for corn-based ethanol was set at the statutory limit. While the RVO for 2017 was a positive step, it came late in the year and as a result may not have had a significant impact on ethanol prices during our 2016 fiscal year.

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

Corn

Our cost of revenues relating to corn was approximately 7% less for our 2016 fiscal year compared to the same period of 2015. Our average cost per bushel of corn decreased by approximately 7% for our 2016 fiscal year compared to our 2015 fiscal year. Management attributes the decrease in corn prices with several years of large corn crops and additional corn carryover from the 2015 corn crop. This increase in corn supply resulted in lower market corn prices during our 2016 fiscal year.

We used a comparable volume of corn during our 2016 fiscal year compared to the same period of 2015 due to improved corn to ethanol yields during our 2016 fiscal year.

Natural Gas

Our cost of revenues related to natural gas decreased by approximately $560,000, a decrease of approximately 12%, for our 2016 fiscal year compared to our 2015 fiscal year. This decrease was due to a decrease in market natural gas prices during our 2016 fiscal year compared to the same period of 2015. During our 2016 fiscal year, we experienced strong natural gas supplies and relatively stable natural gas demand which positively impacted our natural gas costs. Our average cost per MMBtu of natural gas during our 2016 fiscal year was approximately 13% less compared to the price for our 2015 fiscal year.

We used approximately 1% more MMBtus of natural gas during our 2016 fiscal year compared to the same period of 2015 due to increased sales volumes which increased our natural gas needs.

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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2017 compared to the Fiscal Year Ended December 31, 2016.

Current Assets

We had less cash and cash equivalents at December 31, 2017 compared to December 31, 2016, primarily due to decreased net income generated, increased capital spending and our investment in Ring-neck Energy & Feed, LLC during our 2017 fiscal year. We had fewer accounts receivable at December 31, 2017, compared to December 31, 2016, due to lower ethanol values at December 31, 2017. We had less inventory at December 31, 2017, compared to December 31, 2016, due primarily to having less corn inventory at December 31, 2017. The volume of corn on hand at the end of our 2017 fiscal year was less than the end of our 2016 fiscal year which impacts the value of our corn inventory. The value of our derivative financial instruments was less at December 31, 2017 compared to December 31, 2016, primarily because we had less unrealized gains on our futures corn positions along with less cash in our margin account as of December 31, 2017 compared to December 31, 2016.

Property and Equipment

The value of our property and equipment was higher at December 31, 2017 compared to December 31, 2016 due to plant improvement projects which were in progress during our 2017 fiscal year. This increase in the value of our property and equipment was partially offset by the regular depreciation of our assets during our 2017 fiscal year.

Other Assets

The value of our investments was higher at December 31, 2017, compared to December 31, 2016, mainly due to our investment in Ring-neck Energy & Feed, LLC.

Current Liabilities

At December 31, 2017, we had fewer checks which were issued in excess of the amount of cash we had in our bank accounts, compared to at December 31, 2016, due to the timing of transfers between our accounts. Any checks which are presented for payment in excess of the balances in our bank accounts are paid from our revolving lines of credit. Our accounts payable was lower at December 31, 2017, compared to December 31, 2016, due to decreased corn payables at the end of our 2017 fiscal year. We had less accrued liabilities at December 31, 2017, compared to December 31, 2016 due to decreased payroll accruals due to the timing of payroll. The liability on our balance sheet related to our derivative instruments was lower at December 31, 2017, compared to December 31, 2016, due to having less unrealized losses on our forward corn purchases at December 31, 2017, compared to at December 31, 2016.

Long-Term Liabilities

Our long-term liabilities were higher at December 31, 2017, compared to December 31, 2016, due to the long-term debt we incurred to purchase an investment in Ring-neck Energy & Feed, LLC during our 2017 fiscal year.

Liquidity and Capital Resources

Our main sources of liquidity are cash from our continuing operations, distributions we receive from our investments and amounts we have available to draw on our revolving credit facilities. Taking into account the Amended and Restated Credit Agreement we executed on February 6, 2018, management does not anticipate that we will need to raise additional debt or equity financing in the next twelve months and management believes that our current sources of liquidity will be sufficient to continue our operations during that time period. We anticipate that any the capital expenditures we undertake related to our expansion project will be paid out of cash from operations and existing loans, but will not require any additional debt or equity financing.

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of December 31, 2017, we had $1,000 outstanding and $12,546,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the fiscal years ended December 31, 2017 and 2016:

	Fiscal Years Ended December 31
	2017	2016
Net cash provided by operating activities	$11,567,864	$15,679,756
Net cash (used in) investing activities	(18,134,893)	(2,680,173)
Net cash provided by (used in) financing activities	1,676,653	(11,335,414)

Cash Flow From Operations. Our operating activities generated less cash during our fiscal year ended December 31, 2017, compared to the same period of 2016, primarily due to having less net income during the 2017 period along with decreased distributions from our investments.

Cash Flow From Investing Activities. Our investing activities used more cash during our fiscal year ended December 31, 2017, compared to the same period of 2016, primarily due to our investment in Ring-neck Energy & Feed, LLC along with capital costs we incurred related to our expansion project.

Cash Flow From Financing Activities. Our financing activities provided more cash during our fiscal year ended December 31, 2017, compared to the same period of 2016, primarily due to the proceeds from borrowing we incurred during the 2017 period along with decreased distributions to our members.

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

Indebtedness

We entered into a comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). We have a $10 million revolving operating line of credit (the "Operating Line") and a $15 million reducing revolving loan (the "Reducing Revolving Loan"). All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

On August 1, 2017, we executed an amendment to our credit agreement to create a new $8 million term loan which we used to finance a portion of our investment in Ring-neck Energy & Feed, LLC. Subsequently, on February 6, 2018, we executed an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") with FCSA. Pursuant to the Amended and Restated Credit Agreement, we increased our total credit availability to $40 million to support our expansion project. Further, the maturity date of this increased credit availability under our Amended and Restated Credit Agreement was extended to January 1, 2026. Until February 1, 2023, interest will accrue pursuant to the Credit Agreement on our increased credit availability at the one month London Interbank Offered Rate ("LIBOR") plus 3.25% per year. We agreed to pay a fee of 0.50% on the unused portion of the increased credit availability.

Operating Line

The Operating Line was renewed on November 1, 2016. The Operating Line's maturity date is November 1, 2018. The total amount that we can draw on the Operating Line is restricted by a formula based on the amount of inventory, receivables and equity we have in certain CBOT futures positions. Interest on the Operating Line accrues at the one month LIBOR plus 300 basis points. There is a fee of 0.25% on the portion of the Operating Line that we are not using, which is billed quarterly. The interest rate for this loan at December 31, 2017 was 4.35%. As of December 31, 2017, we had $0 outstanding on the Operating Line and approximately $2 million available to be drawn, taking into account the borrowing base calculation.

Reducing Revolving Loan

We have a $15 million Reducing Revolving Loan. Interest accrues on the Reducing Revolving Loan at a rate of 325 basis points in excess of the one-month LIBOR and we agreed to pay a fee of 50 basis points for any unused amount of the Reducing Revolving Loan. The amount we can borrow on the Reducing Revolving Loan decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The Reducing Revolving Loan matures on October 1, 2024. The interest rate for this loan at December 31, 2017 was 4.60%. As of December 31, 2017, we had $1,000 outstanding on the Operating Line and $10,499,000 available to be drawn.

Term Loan

On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.60% at December 31, 2017. On December 31, 2017, Dakota Ethanol had $8,000,000 outstanding on the note.

Covenants

Our credit facilities with FCSA are subject to various loan covenants. If we fail to comply with these loan covenants, FCSA can declare us to be in default of our loans. The material loan covenants applicable to our credit facilities are our working capital covenant, local net worth covenant and our debt service coverage ratio. We are required to maintain working capital (current assets minus current liabilities plus availability on our revolving loan) of at least $6 million. We are required to maintain local net worth (total assets minus total liabilities minus the value of certain investments) of at least $18 million. We are required to maintain a debt service coverage ratio of at least 1.25:1.00. In the Amended and Restated Credit Agreement, we agreed to increase our working capital covenant to $13.5 million and our local net worth requirement to $28 million.

As of December 31, 2017, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

County Bond Obligation

We have a long-term debt obligation on a portion of a tax increment revenue bond series issued by Lake County, South Dakota of which we were the recipient of the proceeds. Taxes levied on our property are used for paying the debt service on the bonds. We are obligated to pay any shortfall in debt service on the bonds should the property taxes collected not be sufficient to pay the entire debt service. The interest rate on the bonds is 7.75% annually.  The bonds require semi-annual payments of interest on December 1 and June 1, in addition to a payment of principal on December 1 of each year. While our obligation under the guarantee is expected to continue until maturity in 2018, such obligation may cease at some point in time if the property on which the plant is located appreciates in value to the extent that Lake County is able to collect a sufficient amount in taxes to cover the principal and interest payments on the taxable bonds. Our estimated liability related to this bond was approximately $10,000 as of December 31, 2017. The guarantee liability is included in other liabilities on the balance sheet.

Contractual Cash Obligations

In addition to our debt obligations, we have certain other contractual cash obligations and commitments.  The following table provides information regarding our consolidated contractual obligations and commitments as of December 31, 2017:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$8,001,000	$1,000,000	$2,000,000	$2,000,000	$3,001,000
Estimated Interest on Long-Term Debt	1,533,336	352,667	567,334	383,334	230,001
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	8,886,822	8,886,822	—	—	—
Other Liabilities	25,556	13,556	8,000	4,000	—
Total Contractual Cash Obligations	$18,446,714	$10,253,045	$2,575,334	$2,387,334	$3,231,001

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

Derivative Instruments

We enter into short-term forward grain, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices. We enter into short-term forward, option and futures contracts for sales of ethanol to manage exposure to changes in commodity prices. All of our derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as nor accounted for as hedging instruments.

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill. The Company performs a quantitative analysis that tests for impairment. The second step, if necessary, measures the impairment. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2017 and 2016.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of December 31, 2017, we had $8,001,000 outstanding on our variable interest rate loans with interest accruing at a rate of 4.60%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans as of December 31, 2017, would be approximately $11,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $815,000 related to derivative instruments for our fiscal year ended December 31, 2017. We recorded a decrease to our cost of revenues of approximately $167,000 related to derivative instruments for the fiscal year ended December 31, 2016. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of December 31, 2017, we were committed to purchasing approximately 2.5 million bushels of corn with an average price of $3.30 per bushel. These corn purchases represent approximately 14% of our expected corn usage for the next 12 months. As corn prices move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of December 31, 2017, we were committed to purchasing approximately 40,000 MMBtus of natural gas with an average price of $3.10 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 3% of the projected annual plant requirements.

As of December 31, 2017, the Company is committed to selling approximately 38,000 dry equivalent tons of distillers grains with an average price of $101 per ton.  The distillers grains sales represent approximately 26% of the projected annual plant production.

As of December 31, 2017, the Company is committed to selling approximately 770,000 pounds of distillers corn oil with an average price of $0.24 per pound.  The distillers corn oil sales represent approximately 7% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of December 31, 2017.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$6,352,500
Corn	16,275,632	Bushels	10%	$4,898,965
Natural Gas	1,141,250	MMBTU	10%	$1,029,408

For comparison purposes, our sensitivity analysis for our 2016 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$8,190,000
Corn	16,539,575	Bushels	10%	$4,994,952
Natural Gas	1,181,250	MMBTU	10%	$429,975

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Managers of Lake Area Corn Processors, LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC and its subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2007.

Des Moines, Iowa
March 2, 2018

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,102,959	$9,993,335
Accounts receivable	3,186,530	4,054,667
Other receivables	38,704	25,216
Inventory	5,526,094	6,212,619
Derivative financial instruments	862,840	1,057,465
Prepaid expenses	219,741	237,823
Total current assets	14,936,868	21,581,125

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,558,720	9,449,920
Buildings	8,955,206	8,955,206
Equipment	53,060,482	52,614,358
Construction in progress	8,475,840	—
	79,924,721	71,893,957
Less accumulated depreciation	(39,955,791)	(37,069,755)
Net property and equipment	39,968,930	34,824,202

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	18,739,259	11,192,032
Other	31,417	122,964
Total other assets	29,166,442	21,710,762

TOTAL ASSETS	$84,072,240	$78,116,089

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$674,936	$1,035,671
Accounts payable	6,123,995	7,670,550
Accrued liabilities	582,487	592,749
Derivative financial instruments	410,785	827,786
Current portion of notes payable	1,000,000	—
Other	13,556	141,323
Total current liabilities	8,805,759	10,268,079

LONG-TERM LIABILITIES
Notes payable	6,971,944	1,000
Other	12,000	25,556
Total long-term liabilities	6,983,944	26,556

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	68,282,537	67,821,454

TOTAL LIABILITIES AND MEMBERS' EQUITY	$84,072,240	$78,116,089

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

REVENUES	$84,821,788	$88,812,550	$88,997,947

COSTS OF REVENUES	76,253,945	76,097,861	81,445,770

GROSS PROFIT	8,567,843	12,714,689	7,552,177

OPERATING EXPENSES	3,717,291	3,642,087	1,827,789

INCOME FROM OPERATIONS	4,850,552	9,072,602	5,724,388

OTHER INCOME (EXPENSE)
Interest and other income	77,033	40,367	117,471
Business interruption claims recovery	—	—	617,771
Equity in net income of investments	1,459,806	2,293,928	2,195,535
Interest expense	(2,308)	(1,689)	(1,635)
Total other income (expense)	1,534,531	2,332,606	2,929,142

NET INCOME	$6,385,083	$11,405,208	$8,653,530

BASIC AND DILUTED EARNINGS PER UNIT	$0.22	$0.39	$0.29

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity
Years Ended December 31, 2017, 2016 and 2015

Members'
Equity
Balance, December 31, 2014	$68,600,228
Net income	8,653,530
Distributions paid ($.30 per capital unit)	(8,989,512)

Balance, December 31, 2015	68,264,246
Net income	11,405,208
Distributions paid ($.40 per capital unit)	(11,848,000)

Balance, December 31, 2016	67,821,454
Net income	6,385,083
Distributions paid ($.20 per capital unit)	(5,924,000)

Balance, December 31, 2017	$68,282,537

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows

	December 31, 2017	December 31, 2016	December 31, 2015

OPERATING ACTIVITIES
Net income	$6,385,083	$11,405,208	$8,653,530
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	2,977,582	3,375,012	3,373,935
Distributions in excess of earnings from investments	2,598,644	4,032,960	8,004,464
(Gain) on insurance proceeds for damage to equipment	—	—	(2,818,955)
Loss on disposal of property and equipment	—	—	849,734
(Increase) decrease in
Receivables	816,730	(2,432,676)	759,945
Inventory	686,526	1,352,871	(1,458,844)
Prepaid expenses	18,080	43,732	24,796
Derivative financial instruments	(222,375)	(160,259)	(59,474)
Increase (decrease) in
Accounts payable	(1,550,377)	(2,017,964)	2,211,376
Accrued and other liabilities	(142,029)	80,872	(64,878)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,567,864	15,679,756	19,475,629

INVESTING ACTIVITIES
Insurance proceeds received for damage to equipment	—	1,318,955	1,500,000
Purchase of property and equipment	(7,989,022)	(3,999,128)	(9,894,309)
Purchase of investments	(10,145,871)	—	(15,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(18,134,893)	(2,680,173)	(8,409,309)

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	(360,736)	558,505	230,319
Proceeds from issuance of notes payable	8,000,000	—	—
Payments for long-term debt	(38,611)	(45,919)	(82,344)
Distributions to members	(5,924,000)	(11,848,000)	(8,989,512)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,676,653	(11,335,414)	(8,841,537)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,890,376)	1,664,169	2,224,783

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,993,335	8,329,166	6,104,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,102,959	$9,993,335	$8,329,166

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $116,650, $2,940 and $6,175 in 2017, 2016 and 2015, respectively	$2,317	$1,687	$1,689
Capital expenditures in accounts payable	111,390	69,647	52,989

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

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

In addition, the Company has investment interests in six companies in related industries. See note 4 for further details.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was $2,131 and $51,791 as of December 31, 2017 and 2016 respectively.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of December 31, 2017, the Company is committed to purchasing approximately 2.5 million bushels of corn on a forward contract basis with an average price of $3.30 per bushel. The total corn purchase contracts represent 14% of the projected annual plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At December 31, 2017, the Company is committed to purchasing approximately 40,000 MMBtus of natural gas with an average price of $3.10 per MMBtu. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 3% of the projected annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At December 31, 2017, the Company is committed to selling approximately 38,000 dry equivalent tons of distillers grains with an average price of $101 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 26% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At December 31, 2017, the Company is committed to selling approximately 770,000 pounds of distillers corn oil with an average price of $0.24 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 7% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of December 31, 2017.

The Company enters into short-term forward, option and futures contracts for ethanol, corn and natural gas as a means of managing exposure to changes in commodity and energy prices. All of the Company's derivatives are designated as non-hedge derivatives,

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

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

Derivatives not designated as hedging instruments at December 31, 2017 and December 31, 2016 were as follows:

	Balance Sheet Classification	December 31, 2017	December 31, 2016

Forward contracts in gain position		$3,856	$6,491
Futures contracts in gain position		119,825	246,900
Futures contracts in loss position		(1,363)	(12,575)
Total forward and futures contracts		122,318	240,816
Cash held by broker		740,522	816,649
	Current Assets	$862,840	$1,057,465

Forward contracts in loss position	(Current Liabilities)	$(410,785)	$(827,786)

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

	Statement of Operations	Years Ended December 31,
	Classification	2017	2016	2015
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$608,250	$1,874,523	$1,325,265
Forward contracts	Cost of Revenues	(1,423,330)	(1,707,414)	(994,242)

Investments

The Company has investment interests in six companies in related industries. All of these interests are at ownership shares less than 20%. These investments are flow-through entities. Per ASC 323-30-S99-1, they are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account.  Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

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

Property and Equipment

Property and equipment is stated at cost. Significant additions and betterments are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. Depreciation on assets placed in service is computed using the straight-line method over estimated useful lives as follows:

	Minimum	Maximum
Land improvements	20 years	40 years
Equipment	5 years	20 years
Buildings	15 years	40 years

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recorded when the sum of the undiscounted future cash flows is less than the carrying amount of the asset group. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. No indicators of impairment were identified at December 31, 2017 and 2016.

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill. The Company performs a quantitative analysis that tests for impairment. The second step, if necessary, measures the impairment. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2017 and 2016.

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator. There were no dilutive equity units for the years ending December 31, 2017, 2016, and 2015.

Income Taxes

The Company is taxed as a limited liability company under the Internal Revenue Code. The income of the Company flows through to the members to be taxed at the member level rather than the corporate level. Accordingly, the Company has no tax liability.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. Generally, the Company is no longer subject to income tax examinations by the U.S. federal, state or local authorities for the years before 2014.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (GAAP) when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. The Company has completed a comparison of the current revenue recognition policies to the ASU 2014-09 requirements for each of the Company’s major revenue categories. Results indicate that the guidance will not materially change the amount or timing of revenues recognized by the Company. The Company will adopt ASU 2014-09 using the retrospective with cumulative effect transition method. The Company expects to have enhanced disclosures but does not expect this standard to have a material impact on the Company's consolidated financial statements.

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

In January 2017, FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350)” (ASU 2017-04). ASU 2107-04 simplifies the test for goodwill impairment. It eliminates the two-step process of assessing goodwill impairment and replaces it with one step which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal year. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the twelve months ended December 31, 2017, ethanol sales averaged approximately 79% of total revenues, while approximately 17% of revenues were generated from the sale of distiller grains and 4% of revenues were generated from the sale of corn oil. For the twelve months ended December 31, 2017, corn costs averaged approximately 71% of cost of goods sold.

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

NOTE 3.     INVENTORY

Inventory consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Raw materials	$2,466,493	$3,217,822
Finished goods	1,193,552	1,124,660
Work in process	516,362	593,197
Parts inventory	1,349,687	1,276,940
	$5,526,094	$6,212,619

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 7% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s September 30, 2017, 2016 and 2015 audited results. The carrying amount of the Company’s investment was approximately $1,206,000 and $1,283,000 as of December 31, 2017 and 2016, respectively.

Dakota Ethanol has a 6% investment interest in Prairie Gold Venture Partnership, LLC (PGVP), a venture capital fund investing in cellulosic ethanol production.  The net income which is reported in the Company’s income statement for PGVP is based on PGVP’s June 30, 2017, 2016 and 2015 unaudited interim results. The carrying amount of the Company’s investment was approximately $0 and $308,000 as of December 31, 2017 and 2016, respectively. During 2017, Dakota Ethanol determined an other than temporary decline in value had occurred and wrote off the remaining $308,000 balance of the investment as it was considered impaired and worthless. This charge in included in the equity in net income of investments on the consolidated statements of operations for the year ended December 31, 2017.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to construct and operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s December 31, 2017, 2016 and 2015 unaudited results. The carrying amount of the Company’s investment was approximately $327,000 and $460,000 as of December 31, 2017 and 2016 respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s December 31, 2017, 2016 and 2015 audited results. The carrying amount of the Company’s investment was approximately $7,151,000 and $9,108,000 as of December 31, 2017 and 2016 respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

on GEM’s December 31, 2017, 2016 and 2015 unaudited interim results. The carrying amount of the Company’s investment was approximately $33,000 and $33,000 as of December 31, 2017 and 2016.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy & Feed, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income which is reported in the Company’s income statement for REF is based on REF’s December 31, 2017 unaudited interim results. The carrying amount of the Company’s investment was approximately $10,023,000 as of December 31, 2017. 2017 is the initial year for the investment in REF and the ethanol plant is currently under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $619,000. The excess will be amortized over 10 years when the plant becomes operational. The amortization will be recorded in equity in net income of investments.

Condensed, combined unaudited financial information of the Company's investments in RPMG, PGVP, LT, GH, GEM and REF are as follows:

Balance Sheet	12/31/2017	12/31/2016	12/31/2015

Current assets	$212,154,680	$178,539,108	$157,550,341
Other assets	164,254,183	151,378,628	163,122,840
Current liabilities	131,152,747	140,898,148	115,222,336
Long-term liabilities	54,754,437	49,924,355	37,502,031
Member's equity	190,501,679	139,095,233	167,948,814
Revenue	255,154,945	255,245,069	259,096,005
Gross Profit	33,033,635	42,635,837	35,135,377
Net Income	19,482,340	29,555,855	25,650,869

The following table shows the condensed financial information of Guardian Hankinson; the earnings in which represents greater than 10% of the Company's net income for the year ended December 31, 2017.

Balance Sheet	12/31/2017	12/31/2016	12/31/2015

Current assets	$22,771,808	$31,337,860	$30,957,066
Other assets	117,344,930	133,415,881	144,336,737
Current liabilities	17,619,748	23,822,812	21,819,143
Long-term liabilities	51,352,566	49,856,355	37,502,031
Members' equity	71,144,424	91,074,574	115,972,629
Revenue	239,421,949	237,885,377	240,928,085
Gross Profit	22,456,677	30,731,135	21,352,587
Net Income	17,422,533	25,601,946	19,838,398

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

The following table shows the condensed financial information of Ring-neck Energy & Feed; the investment in which represents greater than 10% of the Company's assets as of December 31, 2017.

Balance Sheet	12/31/2017

Current assets	$50,000,088
Other assets	42,640,650
Current liabilities	4,716,781
Long-term liabilities	3,230,871
Members' equity	84,693,086
Revenue	—
Gross Profit	—
Net Income	(253,522)

The Company recorded equity in net income of approximately $1,742,000, $2,561,000 and $1,984,000 from GH for the years ended December 31, 2017, 2016 and 2015 respectively. The Company recorded equity in net (loss) of approximately ($123,000) from REF for the year ended December 31, 2017. The Company recorded equity in net income (loss) of approximately $(160,000), $267,000 and $212,000 from our other investments for the years ended December 31, 2017, 2016 and 2015 respectively. The Company has undistributed net earnings in investees of approximately $627,000 and $680,000 as of December 31, 2017 and 2016, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On November 1, 2016, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation. Interest on the outstanding principal balances will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.35% at December 31, 2017. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2019. On December 31, 2017, Dakota Ethanol had $0 outstanding and approximately $2,047,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6.    LONG-TERM NOTES PAYABLE

On November 11, 2014, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount of $15,000,000. The amount Dakota Ethanol can borrow on the note decreases by $750,000 semi-annually starting on April 1, 2015 until the maximum balance reaches $7.5 million on October 1, 2019. The note matures on October 1, 2024. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.60% at December 31, 2017. The note contains a non-use fee of 0.50% on the unused portion of the note. On December 31, 2017, Dakota Ethanol had $1,000 outstanding and $10,499,000 available to be drawn on the note.

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.60% at December 31, 2017. On December 31, 2017, Dakota Ethanol had $8,000,000 outstanding on the note.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

The balances of the notes payable are as follows:

	December 31, 2017	December 31, 2016*

Note Payable - FCSA	$8,001,000	$1,000
Less unamortized debt issuance costs	(29,056)	—
	7,971,944	1,000
Less current portion	(1,000,000)	—
	$6,971,944	$1,000
*Derived from audited financial statements

Principal maturities for the next five years are estimated as follows:

Years Ending December 31,	Principal
2018	$1,000,000
2019	1,000,000
2020	1,000,000
2021	1,000,000
2022	1,000,000
thereafter	3,001,000

NOTE 7.    EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees' contributed earnings. Employer contributions to the plan totaled approximately $104,000, $103,000 and $103,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2017

Assets:
Derivative financial instruments, futures contracts	$119,825	$119,825	$—	$—
forward contracts	3,856	—	3,856	—

Liabilities:
Derivative financial instruments, futures contracts	$(1,363)	$(1,363)	$—	$—
forward contracts	(410,785)	—	(410,785)	—

December 31, 2016

Assets:
Derivative financial instruments, futures contracts	$246,900	$246,900	$—	$—
forward contracts	6,491	—	6,491	—

Liabilities:
Derivative financial instruments, futures contracts	$(12,575)	$(12,575)	$—	$—
forward contracts	(827,786)	—	(827,786)	—

During the years ended December 31, 2017 and 2016, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of December 31, 2017 and 2016, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2017 and 2016.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

The carrying amount of long-term obligations (level 3) at December 31, 2017 of $8,001,000 had an estimated fair value of approximately $8,001,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2016 of $1,000 had an estimated fair value of approximately $1,000 based on estimated interest rates for comparable debt.

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

Expenses related to the agreement for the purchase of electricity and natural gas were approximately $7,259,000, $6,510,000, and $7,013,000, for the years ended December 31, 2017, 2016 and 2015, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2018	$584,280

Ethanol Fuel Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 10), a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The agreement continues indefinitely unless terminated under terms set forth in the agreement.

Distillers Grain Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 10), for the marketing of all distillers dried grains produced by the plant. The agreement expires on July 15, 2018 and is automatically renewed for successive one year terms unless terminated 180 days prior to expiration.

Corn Oil Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 10), for the marketing of all corn oil produced by the plant. The agreement expires on August 11, 2018 and is automatically renewed for successive one year terms unless terminated 180 days prior to expiration.

During the years ended December 31, 2016 and 2015, Dakota Ethanol received an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue is recorded based on gallons of ethanol sold. Incentive revenue of $0, $378,307 and $416,667, was recorded for the years ended December 31, 2017, 2016 and 2015, respectively. Dakota Ethanol reached the lifetime maximum under the program during 2016 and will no longer receive funds under the program.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

Revenues and marketing fees related to the agreements are as follows:

	Years Ended December 31,
	2017	2016	2015

Revenues ethanol	$67,186,350	$69,398,350	$67,581,517
Revenues distillers grains	4,225,707	5,254,492	6,205,391
Revenues corn oil	3,088,510	2,860,912	2,979,581

Marketing fees ethanol	249,645	187,431	168,796
Marketing fees distillers grains	31,993	32,979	35,289
Marketing fees corn oil	19,481	18,239	29,724

Accounts receivable balance at period end	2,749,502	3,695,561	939,705
The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases from these related parties during the fiscal years ended December 31, 2017, 2016 and 2015 totaled approximately $1,099,000, $1,890,000 and $1,694,000, respectively. As of December 31, 2017 and 2016, the amount we owed to related parties was approximately $45,000 and $40,000, respectively.
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

The maximum amount of estimated future payments on the taxable bond debt service is $152,217 as of December 31, 2017. The carrying amount of the guarantee liability on Dakota Ethanol's balance sheet at December 31, 2017 is $9,555, which represents the estimated shortfall between the taxable bond amount and the amount of taxes estimated to be collected on Dakota Ethanol's property.

Estimated maturities of the guarantee are as follows:

Years Ending December 31,	Amount
2018	$9,555

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

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

NOTE 14 - COMMITMENTS

Dakota Ethanol has committed to a contract for the design and construction of a new regenerative thermal oxidizer (RTO) to replace its existing RTO. The value of the contract is approximately $4.6 million. There is approximately $1.7 million remaining as of December 31, 2017. The project is expected to be completed in the second quarter of 2018. The Company will pay for the project with cash flows from operations and the long-term revolving debt currently in place.

Dakota Ethanol entered into a design-build agreement with Nelson Engineering Co. for the design and construction of the plant expansion to increase its production capacity to approximately 90 million gallons of ethanol per year. The cost of the expansion is expected to be approximately $33 million. The Company has commenced engineering work with the contractor and has secured financing with its lender for the expansion project. The Company anticipates that the expansion will be complete during the Company's second quarter of 2019. The Company will pay for the project with cash flows from operations and the long-term revolving debt as amended on February 6, 2018.

NOTE 15.    QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2017
Total revenues	$22,713,628	$21,612,598	$19,479,798	$21,015,764
Gross profit	2,220,455	2,015,355	1,968,680	2,363,353
Income from operations	1,213,883	1,151,750	1,134,221	1,350,698
Net income	1,610,424	1,314,299	1,815,347	1,645,013
Basic and diluted earnings per unit	0.05	0.04	0.06	0.07

Year ended December 31, 2016
Total revenues	$21,623,796	$21,944,230	$20,983,806	$24,260,718
Gross profit	1,254,612	2,839,644	2,806,148	5,814,285
Income from operations	319,378	1,979,265	1,927,830	4,846,129
Net income	659,621	2,529,919	2,610,395	5,605,273
Basic and diluted earnings per unit	0.02	0.09	0.09	0.19

Year ended December 31, 2015
Total revenues	$20,715,145	$23,680,338	$22,038,423	$22,564,041
Gross profit	709,131	2,860,830	2,221,102	1,761,114
Income (loss) from operations	(367,802)	2,816,205	1,448,138	1,827,847
Net income	238,949	4,572,389	1,850,884	1,991,308
Basic and diluted earnings per unit	0.01	0.15	0.06	0.07

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

NOTE 16.            SUBSEQUENT EVENTS

On February 6, 2018, Dakota Ethanol executed an Amended and Restated Credit Agreement (the "Credit Agreement") with FCSA. Pursuant to the Credit Agreement, Dakota Ethanol increased the total credit availability to $40 million. Further, the maturity date of this increased credit availability under the Credit Agreement was extended to January 1, 2026. Until February 1, 2023, interest will accrue pursuant to the Credit Agreement on the increased credit availability at the one month London Interbank Offered Rate ("LIBOR") plus 3.25% per year. The note contains a non-use fee of 0.50% on the unused portion of the note.

During February 2018, the Company declared a distribution to its members of $2,962,000, or $0.10 per capital unit, to unit holders of record as of January 1, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2017 which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10. MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive information statement from our 2018 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2017 fiscal year end on December 31, 2017. This information statement is referred to in this report as the 2018 Information Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2018 Information Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2018 Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2018 Information Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2018 Information Statement.

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

(3)                                  The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.2	Amended and restated operating agreement of the registrant.		Filed as Exhibit 3.6 on the registrant's Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.
3.3	First amendment to the amended and restated operating agreement of the registrant.		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on March 19, 2007 and incorporated by reference herein.
3.4	Third Amendment to the Third Amended and Restated Operating Agreement of Lake Area Corn Processors, LLC dated January 9, 2018		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on January 10, 2018 and incorporated by reference herein.
10.1	Distillers Grains Marketing Agreement dated July 15, 2008 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2008 and incorporated by reference herein.
10.2	Contribution Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, L.L.C. dated April 1, 2007.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.
10.3	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-K filed with the Commission on March 30, 2007.
10.4	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.
10.5	Employment Agreement between Scott Mundt and Dakota Ethanol, L.L.C. dated April 1, 2009		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 15, 2009 and incorporated by reference herein.
10.6	First Amended and Restated Construction Loan Agreement dated June 18, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.7	Corn Oil Marketing Agreement dated August 11, 2009 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.8	First Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.9	Long Term Reducing Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.10	Operating Line of Credit Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.11	Member Ethanol Fuel Marketing Agreement between Dakota Ethanol, LLC and RPMG, Inc. dated March 26, 2010. +		Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on March 30, 2011 and incorporated by reference herein.
10.12	Second Amendment of First Amended and Restated Construction Loan Agreement dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.13	Operating Line of Credit First Amended and Restated Revolving Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.

10.14	Long Term Reducing Revolver First Amended and Restated Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.15	Third Amendment of First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.16	Second Amended and Restated Revolving Promissory Note (Operating Line of Credit) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.17	Second Amended and Restated Promissory Note (Long Term Reducing Revolver) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.18	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Dakota Ethanol, L.L.C. dated August 27, 2012. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2012 and incorporated by reference herein.
10.19	Fourth Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.20	Third Amended and Restated Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.21	Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated May 15, 2013.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2013 and incorporated by reference herein.
10.22	First Amendment to Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated November 20, 2013.		Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on February 27, 2014 and incorporated by reference herein.
10.23	Second Amendment to Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C. dated November 12, 2014		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2014 and incorporated by reference herein.
10.24	2015 Water Purchase Agreement dated December 17, 2014 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.24 on the registrant's Form 10-K filed with the Commission on February 26, 2015 and incorporated by reference herein.
10.25	Third Amendment to Credit Agreement dated May 4, 2015 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2015 and incorporated by reference herein.
10.26	Fourth Amendment to Credit Agreement dated October 28, 2016 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 14, 2016 and incorporated by reference herein.
10.27	Fifth Amendment to Credit Agreement dated August 1, 2017 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2017 and incorporated by reference herein.
10.28	Master Agreement between Owner and Nelson Engineering, Inc. dated November 30, 2017.	X	Filed herewith
10.28	Amended and Restated Credit Agreement dated February 2, 2018 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.	X	Filed herewith
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
101
The following financial information from Lake Area Corn Processors, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the fiscal years ended December 31, 2017, 2016 and 2015, (iii) Statement of Changes in Members' Equity, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2017, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.**

+ Confidential Treatment Requested
** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	March 2, 2018	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 2, 2018	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 2, 2018	/s/ Ronald Alverson
Ronald Alverson, Manager

Date:	March 2, 2018	/s/ Todd Brown
Todd Brown, Manager

Date:	March 2, 2018	/s/ Randy Hansen
Randy Hansen, Manager

Date:	March 2, 2018	/s/ Rick Kasperson
Rick Kasperson, Manager

Date:	March 2, 2018	/s/ Marty Thompson
Marty Thompson, Manager

Date:	March 2, 2018	/s/ Wayne Backus
Wayne Backus, Manager

Date:	March 2, 2018	/s/ Dave Wolles
Dave Wolles, Manager