Form 10-Q
period 2018-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2018-05-11
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2018

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

As of May 11, 2018, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$665,270	$5,102,959
Accounts receivable	1,918,171	3,186,530
Other receivables	12,375	38,704
Inventory	7,347,914	5,526,094
Derivative financial instruments	980,056	862,840
Prepaid expenses	235,851	219,741
Total current assets	11,159,637	14,936,868

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,558,720	8,558,720
Buildings	8,955,206	8,955,206
Equipment	53,060,482	53,060,482
Construction in progress	12,263,630	8,475,840
	83,712,511	79,924,721
Less accumulated depreciation	(40,671,798)	(39,955,791)
Net property and equipment	43,040,713	39,968,930

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	17,945,645	18,739,259
Other	131,797	31,417
Total other assets	28,473,208	29,166,442

TOTAL ASSETS	$82,673,558	$84,072,240

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$947,715	$674,936
Accounts payable	3,011,387	6,123,995
Accrued liabilities	415,241	582,487
Derivative financial instruments	97,314	410,785
Current maturities of notes payable	1,000,000	1,000,000
Other	13,556	13,556
Total current liabilities	5,485,213	8,805,759

LONG-TERM LIABILITIES
Notes payable	9,983,111	6,971,944
Other	8,000	12,000
Total long-term liabilities	9,991,111	6,983,944

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	67,197,234	68,282,537

TOTAL LIABILITIES AND MEMBERS' EQUITY	$82,673,558	$84,072,240

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

REVENUES	$19,804,272	$22,713,628

COSTS OF REVENUES	17,192,151	20,493,173

GROSS PROFIT	2,612,121	2,220,455

OPERATING EXPENSES	983,243	1,006,572

INCOME FROM OPERATIONS	1,628,878	1,213,883

OTHER INCOME (EXPENSE)
Interest and other income	38,355	13,804
Equity in net income of investments	209,464	383,725
Interest expense	—	(988)
Total other income	247,819	396,541

NET INCOME	$1,876,697	$1,610,424

BASIC AND DILUTED EARNINGS PER UNIT	$0.06	$0.05

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.10	$0.10

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

OPERATING ACTIVITIES
Net income	$1,876,697	$1,610,424
Adjustments to reconcile net income to cash (used in) operating activities
Depreciation and amortization	718,182	750,354
Distributions in excess of earnings from investments	890,536	1,116,275
(Increase) decrease in
Receivables	1,313,647	507,078
Inventory	(1,821,820)	(1,748,501)
Prepaid expenses	(16,107)	5,774
Derivative financial instruments	(430,687)	(461,312)
(Decrease) in
Accounts payable	(3,945,111)	(3,571,000)
Accrued and other liabilities	(171,246)	(298,872)
NET CASH (USED IN) OPERATING ACTIVITIES	(1,585,909)	(2,089,780)

INVESTING ACTIVITIES
Purchase of property and equipment	(3,071,172)	(103,366)
NET CASH (USED IN) INVESTING ACTIVITIES	(3,071,172)	(103,366)

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	272,779	(78,322)
Notes payable issued	3,000,000	—
Financing costs paid	(91,387)	—
Distributions paid to members	(2,962,000)	(2,962,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	219,392	(3,040,322)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,437,689)	(5,233,468)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,102,959	9,993,335

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$665,270	$4,759,867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $98,131 and $0 in 2018 and 2017, respectively.	$—	$988
Capital expenditures in accounts payable	924,931	65,123

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018 and 2017

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited financial statements for the year ended December 31, 2017, contained in the annual report on Form 10-K for 2017.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Dakota Ethanol. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

Effective January 1, 2018, the Company adopted the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), using the modified retrospective approach. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company generally recognizes revenue at a point in time. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The adoption of this new guidance did not result in any changes to our revenue recognition, but did result in expanded disclosures in our consolidated financial statements.

The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

•	sales of ethanol

•	sales of distillers grains

•	sales of distillers corn oil

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018 and 2017

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended March 31,
	2018	2017

Revenues ethanol	$15,551,566	$18,031,330
Revenues distillers grains	3,694,336	2,894,003
Revenues distillers corn oil	558,371	788,295
	$19,804,273	$21,713,628

Contract assets and contract liabilities:

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31,	December 31,
	2018	2017*

Accounts receivable	$1,918,171	$3,186,530
Short term contract liabilities	124,158	383,338

*Derived from audited financial statements

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

Shipping costs

Shipping costs incurred by the Company in the sale of ethanol, dried distillers grains and corn oil are not specifically identifiable and as a result, revenue from the sale of those products is recorded based on the net selling price reported to the Company from the marketer.

When the Company performs shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized.

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
March 31, 2018 and 2017

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was $2,131 as of March 31, 2018 and December 31, 2017 respectively.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of March 31, 2018, the Company is committed to purchasing approximately 5 million bushels of corn on a forward contract basis with an average price of $3.45 per bushel. The total corn purchase contracts represent 27% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At March 31, 2018, the Company does not have any firm-price purchase commitments for natural gas.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018 and 2017

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At March 31, 2018, the Company is committed to selling approximately 21,000 dry equivalent tons of distillers grains with an average price of $102 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 15% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At March 31, 2018, the Company is committed to selling approximately 2.3 million pounds of distillers corn oil with an average price of $0.24 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 21% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of March 31, 2018.

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

Derivatives not designated as hedging instruments at March 31, 2018 and December 31, 2017 were as follows:

	Balance Sheet Classification	March 31, 2018	December 31, 2017*

Forward contracts in gain position		$404,977	$3,856
Futures contracts in gain position		11,763	119,825
Futures contracts in loss position		(512,788)	(1,363)
Total forward and futures contracts		(96,048)	122,318
Cash held by broker		1,076,104	740,522
	Current Assets	$980,056	$862,840

Forward contracts in loss position	(Current Liabilities)	$(97,314)	$(410,785)
*Derived from audited financial statements

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018 and 2017

	Statement of Income	Three Months Ended March 31,
	Classification	2018	2017
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(783,845)	$23,287
Forward contracts	Cost of Revenues	717,971	(52,026)

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (GAAP) when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company on January 1, 2018. The Company has adopted ASU 2014-09 using the modified retrospective transition method.

In February 2016, FASB issued ASU No. 2016-02, "Leases (Topic 842)" (ASU 2016-02). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350)" (ASU 2017-04). ASU 2107-04 simplifies the test for goodwill impairment. It eliminates the two-step process of assessing goodwill impairment and replaces it with one step which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal year. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018 and 2017

NOTE 3.     INVENTORY

Inventory consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017*
Raw materials	$4,200,481	$2,466,493
Finished goods	1,307,121	1,193,552
Work in process	477,343	516,362
Parts inventory	1,362,969	1,349,687
	$7,347,914	$5,526,094

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 6% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s December 31, 2017 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,214,000 and $1,206,000 as of March 31, 2018 and December 31, 2017, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s March 31, 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $320,000 and $327,000 as of March 31, 2018 and December 31, 2017, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s March 31, 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $6,344,000 and $7,151,000 as of March 31, 2018 and December 31, 2017, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s March 31, 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $33,000 as of March 31, 2018 and December 31, 2017.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy and Feeds, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income which is reported in the Company’s income statement for REF is based on REF’s March 31, 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $10,035,000 and $10,053,000 as of March 31, 2018 and December 31, 2017, respectively. 2017 was the initial year for the investment in REF and the ethanol plant is currently under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $716,000. The excess will be amortized over 10 years when the plant becomes operational. The amortization will be recorded in equity in net income of investments.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018 and 2017

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF is as follows:

Balance Sheet	March 31, 2018	December 31, 2017
Current Assets	$221,638,438	$212,154,680
Other Assets	170,646,972	164,254,183
Current Liabilities	142,325,261	131,152,747
Long-term Liabilities	70,707,363	54,754,437
Members' Equity	179,252,786	190,501,679

	Three Months Ended
Income Statement	March 31, 2018	March 31, 2017
Revenue	$65,898,841	$64,456,240
Gross Profit	6,328,577	12,363,675
Net Income	2,733,408	8,083,294

The following table shows the condensed financial information of Guardian Hankinson:

Balance Sheet	March 31, 2018	December 31, 2017
Current Assets	$24,548,752	$22,771,808
Other Assets	113,996,937	117,344,930
Current Liabilities	7,630,106	17,619,748
Long-term Liabilities	67,479,987	51,352,566
Members' Equity	63,435,596	71,144,424

	Three Months Ended
Income Statement	March 31, 2018	March 31, 2017
Revenue	$62,773,743	$60,377,748
Gross Profit	4,523,337	4,326,567
Net Income	3,291,171	3,191,675

The following table shows the condensed financial information of Ring-neck Energy & Feed:

Balance Sheet	March 31, 2018	December 31, 2017
Current Assets	$37,521,167	$50,000,088
Other Assets	53,054,791	42,640,650
Current Liabilities	4,314,739	4,716,781
Long-term Liabilities	3,227,376	3,230,871
Members' Equity	83,033,843	84,693,086

	Three Months Ended
Income Statement	March 31, 2018	March 31, 2017
Revenue	$—	$—
Gross Profit	—	—
Net Income	(744,021)	—

The Company recorded equity in net income of approximately $292,000 and $319,000 from GH for the three months ended March 31, 2018 and 2017, respectively. The Company recorded equity in net (loss) of approximately ($85,000) and $0 from REF

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018 and 2017

for the three months ended March 31, 2018 and 2017, respectively. The Company recorded equity in net income of approximately $1,000 and $65,000 from its other investments for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.65% at March 31, 2018. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2019. On March 31, 2018, Dakota Ethanol had $0 outstanding and $6,294,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6.    LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.90% at March 31, 2018. On March 31, 2018, Dakota Ethanol had $8,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2020 until the maximum balance reaches $26,000,000 on July 1, 2023. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.90% at March 31, 2018. The note contains a non-use fee of 0.50% on the unused portion of the note. On March 31, 2018, Dakota Ethanol had $3,001,000 outstanding and $26,999,000 available to be drawn on the note.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company.

The balances of the notes payable are as follows:

	March 31, 2018	December 31, 2017*

Note Payable - FCSA	$11,001,000	$8,001,000
Less unamortized debt issuance costs	(17,889)	(29,056)
	10,983,111	7,971,944
Less current portion	(1,000,000)	(1,000,000)
	$9,983,111	$6,971,944
*Derived from audited financial statements

Principal and debt issuance cost maturities for the next five years are estimated as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018 and 2017

Years Ending March 31,	Principal
2019	$1,000,000
2020	1,000,000
2021	1,000,000
2022	1,000,000
2023	1,000,000
thereafter	6,001,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018 and 2017

	Total	Level 1	Level 2	Level 3
March 31, 2018

Assets:
Derivative financial instruments,
futures contracts	$11,763	$11,763	$—	$—
forward contracts	$404,977	$—	$404,977	—

Liabilities:
Derivative financial instruments,
futures contracts	$(512,788)	$(512,788)	$—	$—
forward contracts	$(97,314)	$—	$(97,314)	$—

December 31, 2017*

Assets:
Derivative financial instruments,
futures contracts	$119,825	$119,825	$—	$—
forward contracts	$3,856	$—	$3,856	—

Liabilities:
Derivative financial instruments,
futures contracts	$(1,363)	$(1,363)	$—	$—
forward contracts	$(410,785)	$—	$(410,785)	$—
*Derived from audited financial statements.

During the three ended March 31, 2018, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of March 31, 2018 and December 31, 2017, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2018 and December 31, 2017.

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

The Company believes the carrying amount of cash and cash equivalents (level 1), accounts receivable (level 2), other receivables (level 2), accounts payable and accruals (level 2) and short-term debt (level 3) approximates fair value.

The carrying amount of long-term obligations (level 3) at March 31, 2018 of $11,001,000 had an estimated fair value of approximately $11,001,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2017 of $8,001,000 had an estimated fair value of approximately $8,001,000.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018 and 2017

NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 6% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distillers grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Revenues and marketing fees related to the agreements are as follows:

	Three Months Ended March 31
	2018	2017

Revenues ethanol	$15,617,431	$18,092,590
Revenues distillers dried grains	239,211	1,537,054
Revenues corn oil	563,350	794,516
Marketing fees ethanol	65,865	61,260
Marketing fees distillers dried grains	574	12,475
Marketing fees corn oil	4,980	6,221

	March 31, 2018	December 31, 2017*
Amounts due included in accounts receivable	$1,431,535	$2,749,502
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases during the three months ended March 31, 2018 totaled approximately $423,000. Purchases during the three months ended March 31, 2017 totaled approximately $163,000. As of March 31, 2018 and December 31, 2017, the amount we owed to related parties was approximately $22,000 and $45,000, respectively.
NOTE 9.    COMMITMENTS

Dakota Ethanol has committed to a contract for the design and construction of a new regenerative thermal oxidizer (RTO) to replace its existing RTO. The value of the contract is approximately $4.6 million. There is approximately $200,000 remaining as of March 31, 2018. The project is expected to be completed in the second quarter of 2018. The Company will pay for the project with cash flows from operations and the long-term revolving debt currently in place.

Dakota Ethanol entered into a design-build agreement with Nelson Engineering Co. for the design and construction of the plant expansion to increase its production capacity to approximately 90 million gallons of ethanol per year. The cost of the expansion is expected to be approximately $33 million. There is approximately $26.4 million remaining as of March 31, 2018. The Company has commenced engineering work with the contractor and has secured financing with its lender for the expansion project. The Company anticipates that the expansion will be complete during the Company's second quarter of 2019. The Company will pay for the project with cash flows from operations and the long-term revolving debt as amended on February 6, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month periods ended March 31, 2018, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2017, included in the Company's Annual Report on Form 10-K for 2017.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

On November 30, 2017, Dakota Ethanol entered into a design-build agreement with Nelson Engineering Co. for the design and construction of the plant expansion to increase its production capacity to approximately 90 million gallons of ethanol per year. The cost of the expansion is expected to be approximately $33 million. The expansion is expected to be complete during the second quarter of 2019.

On February 6, 2018, Dakota Ethanol executed two different revolving promissory notes from Farm Credit Services of America. The first revolving promissory note, was for an amount of up to $10,000,000 to be used for working capital. This note expires on November 1, 2019. We also entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") with FCSA. Pursuant to the Amended and Restated Credit Agreement, we increased our total credit availability to $40 million to support our expansion project. Further, the maturity date of this increased credit availability under our Amended and Restated Credit Agreement was extended to January 1, 2026.

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

Results of Operations

Comparison of the Fiscal Quarters Ended March 31, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended March 31, 2018 and 2017:

	2018		2017
Income Statement Data	Amount	%	Amount	%
Revenues	$19,804,272	100.0	$22,713,628	100.0

Cost of Revenues	17,192,151	86.8	20,493,173	90.2

Gross Profit	2,612,121	13.2	2,220,455	9.8

Operating Expense	983,243	5.0	1,006,572	4.4

Income from Operations	1,628,878	8.2	1,213,883	5.3

Other Income	247,819	1.3	396,541	1.7

Net Income	$1,876,697	9.5	$1,610,424	7.1

Revenues

Revenue from ethanol sales decreased by approximately 14% during our first quarter of 2018 compared to the same period of 2017. Revenue from distillers grains sales decreased by approximately 5% during our first quarter of 2018 compared to the same period of 2017. Revenue from corn oil sales decreased by approximately 29% during our first quarter of 2018 compared to the same period of 2017.

Ethanol

Our ethanol revenue was approximately $2.5 million less during our first quarter of 2018 compared to our first quarter of 2017, a decrease of approximately 14%. This decrease in ethanol revenue was due primarily to a decrease in the volume of ethanol we sold, and a decrease in the average price we received per gallon of ethanol sold during our first quarter of 2018 compared to our first quarter of 2017. We sold approximately 10% fewer gallons of ethanol during our first quarter of 2018 compared to the same period of 2017, a decrease of approximately 1,386,000 gallons, due to decreased production at the plant and an increase in our inventory. Management anticipates increased ethanol production and sales during the remainder of our 2018 fiscal year due to efficiency improvements we have made to the plant.

The average price we received for our ethanol was approximately $0.05 less per gallon during our first quarter of 2018 compared to our first quarter of 2017, an decrease of approximately 4%. Management attributes this decrease in ethanol prices with greater supply of ethanol in the market which impacted ethanol prices during our first quarter of 2018.

Distillers Grains

Our total distillers grains revenue was approximately 5% less during our first quarter of 2018 compared to the same period of 2017 due to decreased production offset by increased prices. For our first quarter of 2018, we sold approximately 6% of our total distillers grains in the dried form and approximately 94% of our total distillers grains in the modified/wet form. By comparison, for our first quarter of 2017, we sold approximately 45% of our total distillers grains in the dried form and approximately 55% of our total distillers grains in the modified/wet form. We determine the mix between dried distillers grains and modified/wet distillers grains we sell based on market conditions and the relative profitability of selling the different forms of distillers grains. We sold approximately 19% fewer total tons of distillers grains during our first quarter of 2018 compared to the same period of 2017.

The average price we received for our dried distillers grains was approximately 38% greater during our first quarter of 2018 compared to the same period of 2017, an increase of approximately $36 per ton. Management attributes the increase in dried distillers grains prices during the first quarter of 2018 with a stronger distillers grain market due to increases in prices of soybean meal. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 6% greater for our first quarter of 2018 compared to the same period of 2017, an increase of approximately $7 per ton. Management attributes this increase in modified/wet distillers grains prices with a stronger market due to increases in prices of soybean meal. Management anticipates that distillers grains prices will remain higher for the near future.

Corn Oil

Our total pounds of corn oil sold decreased by approximately 16% during our first quarter of 2018 compared to the same period of 2017, a decrease of approximately 473,000 pounds, primarily due to increased downtime for our corn oil extraction equipment. Management anticipates that corn oil production will increase for the rest of our 2018 fiscal year.

The average price per pound we received for our corn oil was approximately 16% less for our first quarter of 2018 compared to the same period of 2017. The decrease in price is related to the decrease in the price of soybean oil. Management expects corn oil prices to remain lower during our 2018 fiscal year unless the biodiesel blenders' tax credit is extended for 2018. If not, biodiesel production may be lower which may negatively impact corn oil demand and prices.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas.

Corn

Our cost of revenues relating to corn was approximately 16% less for our first quarter of 2018 compared to the same period of 2017 due to decreased corn bushels used and decreased corn prices during the 2018 period.

Our average cost per bushel of corn decreased by approximately 2% for our first quarter of 2018 compared to our first quarter of 2017. Management attributes the decrease to lower corn prices with the large corn crop carryover from 2017. Management anticipates that corn prices will rise during second quarter of our 2018 fiscal year.

We consumed approximately 14% fewer bushels of corn during our first quarter of 2018 compared to the same period of 2017. Management anticipates that our corn consumption will be higher during our second quarter of 2018 compared to our first quarter of 2018.

Natural Gas

Our cost of revenues related to natural gas decreased by approximately $133,000, a decrease of approximately 10%, for our first quarter of 2018 compared to our first quarter of 2017. This decrease was primarily due to decreased natural gas volumes during our first quarter of 2018 compared to the same period of 2017.

Our average cost per MMBtu of natural gas during our first quarter of 2018 was approximately 10% greater compared to the cost per MMbtu for our first quarter of 2017. Management attributes this increase in our average natural gas costs with generally higher natural gas prices in 2018, following a large natural gas price spike in December of 2017.

The volume of natural gas we used decreased by approximately 19% during our first quarter of 2018 compared to the same period of 2017 due primarily to decreased production of dried distillers grains and increased production of distillers grain in the modified/wet form. Management anticipates that our natural gas consumption will be stable for the rest of our 2018 fiscal year.

Operating Expenses

Our operating expenses were less for our first quarter of 2018 compared to the same period of 2017 due primarily to decreased advertising to fill fewer employment vacancies and decreased insurance costs.

Other Income and Expense

Our interest and other income was greater for our first quarter of 2018 compared to the same period of 2017 due to increased other income received during the 2018 period. Our income related to our investments was lower during our first quarter of 2018 compared to the same period of 2017 primarily due to decreased profitability in the ethanol sector and operating losses from the Ringneck investment as it is in the construction phase. Our interest expense was lower during our first quarter of 2018 compared to the same period of 2017 due to interest expense being capitalized during the 2018 period.

Changes in Financial Condition for the Three Months Ended March 31, 2018

Current Assets

Our cash on hand at March 31, 2018 was less compared to December 31, 2017 due to the cash used for capital projects during 2018. We had fewer accounts receivable at March 31, 2018 compared to December 31, 2017 due to the timing of our quarter end and shipments of our products. The value of our inventory was higher at March 31, 2018 compared to December 31, 2017 due to increased corn inventory.

Property and Equipment

The value of our property and equipment was higher at March 31, 2018 compared to December 31, 2017 as a result of capital expenditures for the RTO construction and plant expansion during our 2018 fiscal year.

Other Assets

The value of our investments was less at March 31, 2018 compared to December 31, 2017 due to cash distributions in excess of earnings from the investments.

Current Liabilities

We had more outstanding checks in excess of bank balances at March 31, 2018 compared to December 31, 2017 due to the timing of transfers between our accounts. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was significantly lower at March 31, 2018 compared to December 31, 2017 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes, which increases our accounts payable at that time. These deferred payments were made early in our first quarter of 2018. We had a smaller liability associated with our derivative financial instruments at March 31, 2018 compared to December 31, 2017 due to rising corn markets which impacted the value of our derivative instruments at March 31, 2018 compared to December 31, 2017.

Long-Term Liabilities

Our long-term liabilities were greater at March 31, 2018 compared to December 31, 2017 due to borrowing related to our plant expansion project.

Liquidity and Capital Resources

Our main sources of liquidity are cash from our continuing operations, distributions we receive from our investments and amounts we have available to draw on our revolving credit facilities. Management does not anticipate that we will need to raise additional debt or equity financing in the next twelve months and management believes that our current sources of liquidity will be sufficient to continue our operations during that time period. We anticipate that any the capital expenditures we undertake related to our expansion project will be paid out of cash from operations and existing loans, and will not require any additional debt or equity financing.

Currently, we have two revolving loans which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of March 31, 2018, we had $3,001,000 outstanding and $33,293,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net cash (used in) operating activities	$(1,585,909)	$(2,089,780)
Net cash (used in) investing activities	(3,071,172)	(103,366)
Net cash provided by (used in) financing activities	219,392	(3,040,322)

Cash Flow From Operations. Our operating activities used less cash during the three months ended March 31, 2018 compared to the same period of 2017, due primarily to increased cash provided from accounts receivable.

Cash Flow From Investing Activities. Our investing activities used more cash during the three months ended March 31, 2018 compared to the same period of 2017 due to our plant expansion project.

Cash Flow From Financing Activities. Our financing activities provided more cash during the three months ended March 31, 2018 compared to the same period of 2017 due primarily to increased borrowing on our notes payable.

Indebtedness

We entered into a comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). We have a $10 million revolving operating line of credit (the "Operating Line") and a $40 million reducing revolving loan (the "Reducing Revolving Loan"). All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

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

Operating Line

On February 6, 2018, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.65% at March 31, 2018. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2019. On March 31, 2018, Dakota Ethanol had $0 outstanding and $6,294,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2020 until the maximum balance reaches $26,000,000 on July 1, 2023. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.90% at March 31, 2018.

The note contains a non-use fee of 0.50% on the unused portion of the note. On March 31, 2018, Dakota Ethanol had $3,001,000 outstanding and $26,999,000 available to be drawn on the note.

2017 Term Loan

On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.90% at March 31, 2018. On March 31, 2018, Dakota Ethanol had $8,000,000 outstanding on the note.

Covenants

Our credit facilities with FCSA are subject to various loan covenants. If we fail to comply with these loan covenants, FCSA can declare us to be in default of our loans. The material loan covenants applicable to our credit facilities are our working capital covenant, local net worth covenant and our debt service coverage ratio. We are required to maintain working capital (current assets minus current liabilities plus availability on our revolving loan) of at least $13.5 million. We are required to maintain local net worth (total assets minus total liabilities minus the value of certain investments) of at least $28 million. We are required to maintain a debt service coverage ratio of at least 1.25:1.00.

As of March 31, 2018, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when control transfers to customers. Generally, ethanol and related products are shipped FOB shipping point, based on written contract terms between Dakota Ethanol and its customers. Collectability of revenue is reasonably assured based on historical evidence of collectability between Dakota Ethanol and its customers. Interest income is recognized as earned.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of March 31, 2018, we had $11,001,000 outstanding on our variable interest rate loans with interest accruing at a rate of 4.90%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2018, would be approximately $19,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $66,000 related to derivative instruments for the quarter ended March 31, 2018. We recorded a combined increase to our cost of revenues of approximately $29,000 related to derivative instruments for the quarter ended March 31, 2017. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

As of March 31, 2018, we were committed to purchasing approximately 5 million bushels of corn with an average price of $3.45 per bushel. These corn purchases represent approximately 27% of our project plant corn usage for the next 12 months.

As of March 31, 2018, we had no purchase commitments related to natural gas.

As of March 31, 2018, we were committed to selling approximately 21,000 dry equivalent tons of distillers grains with an average price of $102 per ton. The distillers grains sales represent approximately 15% of the projected annual plant production.

As of March 31, 2018, we were committed to selling approximately 2.3 million pounds of distillers corn oil with an average price of $0.24 per pound.  The distillers corn oil sales represent approximately 21% of the projected annual plant production.

We do not have any firm-priced sales commitments for ethanol as of March 31, 2018.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2018. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$6,667,500
Corn	14,449,798	Bushels	10%	$4,898,482
Natural Gas	1,181,250	MMBTU	10%	$287,044

For comparison purposes, our sensitivity analysis for our first quarter of 2017 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$7,665,000
Corn	16,203,338	Bushels	10%	$5,071,645
Natural Gas	1,181,250	MMBTU	10%	$321,300

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There has not been any material change to the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
3.1	Third Amendment to the Third Amended and Restated Operating Agreement
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three month periods ended March 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	May 11, 2018	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2018	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)