Form 10-Q
period 2018-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2018-08-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2018

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

As of August 14, 2018, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$74,938	$5,102,959
Accounts receivable	1,905,406	3,186,530
Other receivables	13,142	38,704
Inventory	7,657,107	5,526,094
Derivative financial instruments	1,011,100	862,840
Prepaid expenses	143,129	219,741
Total current assets	10,804,822	14,936,868

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,558,720	8,558,720
Buildings	8,997,854	8,955,206
Equipment	57,832,600	53,060,482
Construction in progress	12,512,784	8,475,840
	88,776,431	79,924,721
Less accumulated depreciation	(41,465,528)	(39,955,791)
Net property and equipment	47,310,903	39,968,930

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	17,368,394	18,739,259
Other	125,624	31,417
Total other assets	27,889,784	29,166,442

TOTAL ASSETS	$86,005,509	$84,072,240

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$948,918	$674,936
Accounts payable	5,991,751	6,123,995
Accrued liabilities	560,804	582,487
Derivative financial instruments	960,722	410,785
Current maturities of notes payable	1,000,000	1,000,000
Other	13,556	13,556
Total current liabilities	9,475,751	8,805,759

LONG-TERM LIABILITIES
Notes payable	7,857,546	6,971,944
Other	8,000	12,000
Total long-term liabilities	7,865,546	6,983,944

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	68,664,212	68,282,537

TOTAL LIABILITIES AND MEMBERS' EQUITY	$86,005,509	$84,072,240

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

REVENUES	$20,077,335	$21,612,598	$39,881,607	$44,326,225

COSTS OF REVENUES	18,011,878	19,597,243	35,204,029	40,090,415

GROSS PROFIT	2,065,457	2,015,355	4,677,578	4,235,810

OPERATING EXPENSES	992,448	863,605	1,975,691	1,870,177

INCOME FROM OPERATIONS	1,073,009	1,151,750	2,701,887	2,365,633

OTHER INCOME (EXPENSE)
Interest and other income	12,950	25,826	51,305	39,631
Equity in net income of investments	381,019	137,712	590,483	521,437
Interest expense	—	(989)	—	(1,978)
Total other income	393,969	162,549	641,788	559,090

NET INCOME	$1,466,978	$1,314,299	$3,343,675	$2,924,723

BASIC AND DILUTED EARNINGS PER UNIT	$0.05	$0.04	$0.11	$0.10

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$—	$0.10	$0.10

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

OPERATING ACTIVITIES
Net income	$3,343,675	$2,924,723
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	1,523,363	1,497,250
Distributions in excess of earnings from investments	1,571,532	2,203,563
(Increase) decrease in
Receivables	1,306,685	1,085,707
Inventory	(2,131,013)	(1,416,482)
Prepaid expenses	76,614	103,309
Derivative financial instruments	401,677	(642,735)
(Decrease) in
Accounts payable	(2,685,255)	(2,889,985)
Accrued and other liabilities	(25,683)	(209,167)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,381,595	2,656,183

INVESTING ACTIVITIES
Purchase of property and equipment	(6,298,699)	(433,899)
Purchase of investments	(200,667)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(6,499,366)	(433,899)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	273,982	355,570
Notes payable issued	3,873,268	—
Principal payments on notes payable	(3,000,000)	—
Financing costs paid	(95,500)	—
Distributions paid to members	(2,962,000)	(2,962,000)
NET CASH (USED IN) FINANCING ACTIVITIES	(1,910,250)	(2,606,430)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,028,021)	(384,146)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,102,959	9,993,335

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,938	$9,609,189

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $248,000 and $0 in 2018 and 2017, respectively.	$—	$1,987
Capital expenditures in accounts payable	2,664,400	65,123

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018 and 2017

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for a full year.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), using the modified retrospective approach. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company generally recognizes revenue at a point in time. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The adoption of this new guidance did not result in any changes to the timing or amount of revenue recognized prior to January 1, 2018, but did result in expanded disclosures in our consolidated financial statements.

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
June 30, 2018 and 2017

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues ethanol	$15,819,799	$17,294,654	$31,371,366	$35,325,983
Revenues distillers grains	3,731,086	3,551,264	7,425,421	7,445,268
Revenues distillers corn oil	526,450	766,680	1,084,820	1,554,974
	$20,077,335	$21,612,598	$39,881,607	$44,326,225

Contract assets and contract liabilities:

The Company has no significant contract assets or contract liabilities from contracts with customers.

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
June 30, 2018 and 2017

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was $2,131 as of June 30, 2018 and December 31, 2017 respectively.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of June 30, 2018, the Company is committed to purchasing approximately 4.5 million bushels of corn on a forward contract basis with an average price of $3.41 per bushel. The total corn purchase contracts represent 24% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At June 30, 2018, the Company is committed to purchasing approximately 390,000 MMBtu’s of natural gas on a forward contract basis with an average price of $2.48 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent 33% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At June 30, 2018, the Company is committed to selling approximately 16,000 dry equivalent tons of distillers grains with an average price of $118 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 11% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At June 30, 2018, the Company is committed to selling approximately 2.8 million pounds of distillers corn oil with an

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018 and 2017

average price of $0.24 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 25% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of June 30, 2018.

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

Derivatives not designated as hedging instruments at June 30, 2018 and December 31, 2017 were as follows:

	Balance Sheet Classification	June 30, 2018	December 31, 2017*

Forward contracts in gain position		$9,206	$3,856
Futures contracts in gain position		1,163,988	119,825
Futures contracts in loss position		—	(1,363)
Total forward and futures contracts		1,173,194	122,318
Cash held by (due to) broker		(162,094)	740,522
	Current Assets	$1,011,100	$862,840

Forward contracts in loss position	(Current Liabilities)	$(960,722)	$(410,785)
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

Realized and unrealized gains and losses related to futures and options contracts related to corn and natural gas purchases are included as a component of cost of revenues and futures and options contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements. Realized and unrealized gains and losses related to forward contracts for corn are included as a component of cost of revenues.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018 and 2017

	Statement of Income	Three Months Ended June 30,
	Classification	2018	2017
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$1,776,896	$72,650
Forward contracts	Cost of Revenues	(1,372,315)	(173,900)

	Statement of Operations	Six Months Ended June 30,
	Classification	2018	2017
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$993,051	$95,937
Forward contracts	Cost of Revenues	(654,344)	(225,926)

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

NOTE 3.     INVENTORY

Inventory consisted of the following as of June 30, 2018 and December 31, 2017:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018 and 2017

	June 30, 2018	December 31, 2017*
Raw materials	$4,453,773	$2,466,493
Finished goods	1,308,700	1,193,552
Work in process	482,138	516,362
Parts inventory	1,412,496	1,349,687
	$7,657,107	$5,526,094

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 6% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s March 31, 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,233,000 and $1,206,000 as of June 30, 2018 and December 31, 2017, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s June 30, 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $326,000 and $327,000 as of June 30, 2018 and December 31, 2017, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s June 30, 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $5,561,000 and $7,151,000 as of June 30, 2018 and December 31, 2017, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s June 30, 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $33,000 as of June 30, 2018 and December 31, 2017.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy and Feeds, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income which is reported in the Company’s income statement for REF is based on REF’s June 30, 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $10,217,000 and $10,023,000 as of June 30, 2018 and December 31, 2017, respectively. 2017 was the initial year for the investment in REF and the ethanol plant is currently under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $820,000. The excess is comprised of a basis adjustment of approximately $474,000 and capitalized interest of $346,000. The excess will be amortized over 20 years when the plant becomes operational. The amortization will be recorded in equity in net income of investments.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018 and 2017

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF is as follows:

Balance Sheet	June 30, 2018	December 31, 2017
Current Assets	$219,480,846	$212,154,680
Other Assets	187,423,202	164,254,183
Current Liabilities	180,530,107	131,152,747
Long-term Liabilities	54,265,848	54,754,437
Members' Equity	172,108,093	190,501,679

	Three Months Ended
Income Statement	June 30, 2018	June 30, 2017
Revenue	$64,632,725	$61,701,731
Gross Profit	6,440,517	4,769,239
Net Income	3,830,403	1,659,330

	Six Months Ended
Income Statement	June 30, 2018	June 30, 2017
Revenue	$130,531,566	$125,127,195
Gross Profit	12,769,094	11,007,630
Net Income	6,563,811	5,499,147

The following table shows the condensed financial information of Guardian Hankinson:

Balance Sheet	June 30, 2018	December 31, 2017
Current Assets	$20,846,888	$22,771,808
Other Assets	111,063,875	117,344,930
Current Liabilities	25,639,879	17,619,748
Long-term Liabilities	51,042,972	51,352,566
Members' Equity	55,227,912	71,144,424

	Three Months Ended
Income Statement	June 30, 2018	June 30, 2017
Revenue	$60,993,899	$57,972,481
Gross Profit	4,437,756	2,571,475
Net Income	2,792,315	947,849

	Six Months Ended
Income Statement	June 30, 2018	June 30, 2017
Revenue	$123,767,642	$118,350,229
Gross Profit	8,961,093	6,898,042
Net Income	6,083,486	4,139,524

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018 and 2017

The following table shows the condensed financial information of Ring-neck Energy & Feed:

Balance Sheet	June 30, 2018	December 31, 2017
Current Assets	$19,295,158	$50,000,088
Other Assets	73,071,082	42,640,650
Current Liabilities	5,418,488	4,716,781
Long-term Liabilities	3,222,876	3,230,871
Members' Equity	83,724,876	84,693,086

	Three Months Ended
Income Statement	June 30, 2018	June 30, 2017
Revenue	$—	$—
Gross Profit	—	—
Net Income	666,130	—

	Six Months Ended
Income Statement	June 30, 2018	June 30, 2017
Revenue	$—	$—
Gross Profit	—	—
Net Income	(77,891)	—

The Company recorded equity in net income of approximately $279,000 and $572,000 from GH for the three and six months ended June 30, 2018, respectively. The Company recorded equity in net income of approximately $95,000 and $414,000 from GH for the three and six months ended June 30, 2017, respectively. The Company recorded equity in net income (loss) of approximately $78,000 and $(7,000) from REF for the three and six months ended June 30, 2018, respectively. The Company recorded equity in net income of approximately $24,000 and $26,000 from its other investments for the three and six months ended June 30, 2018, respectively. The Company recorded equity in net income of approximately $43,000 and $107,000 from its other investments for the three and six months ended June 30, 2017, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.0% at June 30, 2018. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2019. On June 30, 2018, Dakota Ethanol had $574,000 outstanding and $3,984,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6.    LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.15% at June 30, 2018. On June 30, 2018, Dakota Ethanol had $8,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2020 until the maximum balance reaches $26,000,000 on July 1, 2023. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.15% at June 30, 2018. The note

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018 and 2017

contains a non-use fee of 0.50% on the unused portion of the note. On June 30, 2018, Dakota Ethanol had $300,000 outstanding and $29,700,000 available to be drawn on the note.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company.

The balances of the notes payable are as follows:

	June 30, 2018	December 31, 2017*

Note Payable - FCSA	$8,874,268	$8,001,000
Less unamortized debt issuance costs	(16,722)	(29,056)
	8,857,546	7,971,944
Less current portion	(1,000,000)	(1,000,000)
	$7,857,546	$6,971,944
*Derived from audited financial statements

Principal maturities for the next five years are estimated as follows:

Years Ending June 30,	Principal
2019	$1,000,000
2020	1,574,268
2021	1,000,000
2022	1,000,000
2023	1,000,000
thereafter	3,300,000

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
June 30, 2018 and 2017

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
June 30, 2018

Assets:
Derivative financial instruments,
futures contracts	$1,163,988	$1,163,988	$—	$—
forward contracts	$9,206	$—	$9,206	—

Liabilities:
Derivative financial instruments,
futures contracts	$—	$—	$—	$—
forward contracts	$(960,722)	$—	$(960,722)	$—

December 31, 2017*

Assets:
Derivative financial instruments,
futures contracts	$119,825	$119,825	$—	$—
forward contracts	$3,856	$—	$3,856	—

Liabilities:
Derivative financial instruments,
futures contracts	$(1,363)	$(1,363)	$—	$—
forward contracts	$(410,785)	$—	$(410,785)	$—
*Derived from audited financial statements.

During the three and six months ended June 30, 2018, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of June 30, 2018 and December 31, 2017, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2018 and December 31, 2017.

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
June 30, 2018 and 2017

The Company believes the carrying amount of cash and cash equivalents (level 1), accounts receivable (level 2), other receivables (level 2), accounts payable and accruals (level 2) and short-term debt (level 3) approximates fair value.

The carrying amount of long-term obligations (level 3) at June 30, 2018 of $8,874,268 had an estimated fair value of approximately $8,874,268 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2017 of $8,001,000 had an estimated fair value of approximately $8,001,000.

NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 6% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distillers grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Revenues and marketing fees related to the agreements are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Revenues ethanol	$15,846,685	$17,355,914	$31,462,839	$35,448,504
Revenues distillers dried grains	526,450	1,238,830	615,072	2,775,884
Revenues corn oil	531,046	772,499	1,094,420	1,567,015
Marketing fees ethanol	65,865	61,260	131,730	122,520
Marketing fees distillers dried grains	3,164	9,869	3,738	22,344
Marketing fees corn oil	4,544	5,819	9,524	12,040

	June 30, 2018	December 31, 2017*
Amounts due included in accounts receivable	$1,551,445	$2,749,502
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases during the three and six months ended June 30, 2018 totaled approximately $439,000 and $861,000, respectively. Purchases during the three and six months ended June 30, 2017 totaled approximately $376,000 and $686,000, respectively. As of June 30, 2018 and December 31, 2017, the amount we owed to related parties was approximately $26,000 and $45,000, respectively.
NOTE 9.    COMMITMENTS

Dakota Ethanol entered into a design-build agreement with Nelson Engineering Co. for the design and construction of the plant expansion to increase its production capacity to approximately 90 million gallons of ethanol per year. The cost of the expansion is expected to be approximately $33 million. There is approximately $21.0 million remaining as of June 30, 2018. The expansion is currently under construction. The Company anticipates that the expansion will be complete during the Company's second quarter of 2019. The Company will pay for the project with cash flows from operations and the long-term revolving debt as amended on February 6, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2018, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2017, included in the Company's Annual Report on Form 10-K for 2017.

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

In recent years, the ethanol industry in the United States has increased exports of ethanol and distillers grains. In January 2017, the Chinese issued final tariffs on U.S. distillers grains. The Chinese distillers grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. In addition, the Chinese government increased its ethanol import tariff from 5% to 30% as of January 1, 2017 and increased the tariff again in April 2018 from 30% to 45%. These tariffs have had a negative impact on market ethanol and distillers grains prices in the United States.

Further, on August 23, 2017, Brazil imposed a twenty percent import tariff on ethanol imported from the United States.

Results of Operations

Comparison of the Fiscal Quarters Ended June 30, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended June 30, 2018 and 2017:

	2018		2017
Income Statement Data	Amount	%	Amount	%
Revenues	$20,077,335	100.0	$21,612,598	100.0

Cost of Revenues	18,011,878	89.7	19,597,243	90.7

Gross Profit	2,065,457	10.3	2,015,355	9.3

Operating Expense	992,448	4.9	863,605	4.0

Income from Operations	1,073,009	5.3	1,151,750	5.3

Other Income	393,969	2.0	162,549	0.8

Net Income	$1,466,978	7.3	$1,314,299	6.1

Revenues

Revenue from ethanol sales decreased by approximately 9% during our second quarter of 2018 compared to the same period of 2017. Revenue from distillers grains sales increased by approximately 5% during our second quarter of 2018 compared to the same period of 2017. Revenue from corn oil sales decreased by approximately 31% during our second quarter of 2018 compared to the same period of 2017.

Ethanol

Our ethanol revenue was approximately $1.5 million less during our second quarter of 2018 compared to our second quarter of 2017, a decrease of approximately 9%. This decrease in ethanol revenue was due primarily to a decrease in the volume of ethanol we sold during our second quarter of 2018 compared to our second quarter of 2017. We sold approximately 8% fewer gallons of ethanol during our second quarter of 2018 compared to the same period of 2017, a decrease of approximately 1,032,000 gallons, due to decreased production at the plant related to equipment limiting throughput. Management anticipates increased ethanol production and sales during the remainder of our 2018 fiscal year due to throughput and efficiency improvements we have made to the plant.

The average price we received for our ethanol was comparable on a per gallon basis during our second quarter of 2018 compared to our second quarter of 2017, with only a decrease of approximately 1%. Management attributes this very slight decrease in ethanol prices with the greater supply of ethanol in the market which has continued to impact ethanol prices during our second quarter of 2018.

Distillers Grains

Our total distillers grains revenue was approximately 5% greater during our second quarter of 2018 compared to the same period of 2017 due to increased prices offset by decreased production. We sold approximately 20% fewer total tons of distillers grains during our second quarter of 2018 compared to the same period of 2017 due to decreased production at the ethanol plant and a lower distillers grain yield.

The average price we received for our dried distillers grains was approximately 74% greater during our second quarter of 2018 compared to the same period of 2017, an increase of approximately $69 per ton. Management attributes the increase in dried distillers grains prices during the second quarter of 2018 with a stronger distillers grain market due to increases in prices of soybean meal along with exports to countries other than China. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 19% greater for our second quarter of 2018 compared to the same period of 2017, an increase of approximately $21 per ton. Management attributes this increase in modified/wet distillers grains prices with a stronger market due to increases in prices of soybean meal and export demand. Management anticipates that distillers grains prices will remain higher for the near future, especially with higher corn and soybean prices.

Corn Oil

Our total pounds of corn oil sold decreased by approximately 18% during our second quarter of 2018 compared to the same period of 2017, a decrease of approximately 499,000 pounds, primarily due to decreased production at the ethanol plant and less extraction run time. Management anticipates that corn oil production will continue to be variable based on our overall production during our 2018 fiscal year.

The average price per pound we received for our corn oil was approximately 16% less for our second quarter of 2018 compared to the same period of 2017. The decrease in price is related to the decrease in the price of soybean oil, which may be used as a substitute for corn oil in certain circumstances. Corn oil is frequently used as a raw material in biodiesel production. Management expects corn oil prices to remain lower during our 2018 fiscal year.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas.

Corn

Our cost of revenues relating to corn was approximately 8% less for our second quarter of 2018 compared to the same period of 2017 due to decreased corn bushels used, partially offset by increased corn costs per bushel during the 2018 period.

Our average cost per bushel of corn increased by approximately 3% for our second quarter of 2018 compared to our second quarter of 2017. Management attributes the increase to poor weather during the early part of the growing season which led to concerns regarding the size and quality of the corn crop for 2018. Management anticipates that corn prices will remain higher and may continue to increase depending on the actual number of bushels of corn harvested in the fall of 2018.

We consumed approximately 11% fewer bushels of corn during our second quarter of 2018 compared to the same period of 2017 due to reduced production at the ethanol plant along with improved corn to ethanol conversion efficiency. Management anticipates that our corn consumption will be higher in future quarters as we expect our ethanol production to increase.

Natural Gas

Our cost of revenues related to natural gas decreased by approximately $269,000, a decrease of approximately 26%, for our second quarter of 2018 compared to our second quarter of 2017. This decrease was primarily due to decreased natural gas volumes during our second quarter of 2018 compared to the same period of 2017 along with lower average natural gas prices per MMBtu during the 2018 period.

Our average cost per MMBtu of natural gas during our second quarter of 2018 was approximately 9% less compared to the cost per MMbtu for our second quarter of 2017. Management attributes this decrease in our average natural gas costs with ample natural gas supplies and relatively consistent natural gas demand.

The volume of natural gas we used decreased by approximately 18% during our second quarter of 2018 compared to the same period of 2017 due primarily to decreased production of dried distillers grains and increased production of distillers grain in the modified/wet form along with decreased overall production at the ethanol plant. Management anticipates slightly increased natural gas consumption during the remaining quarters of our 2018 fiscal year provided we experience increased total production at the ethanol plant.

Operating Expenses

Our operating expenses were greater for our second quarter of 2018 compared to the same period of 2017 due primarily to increased wage and benefit expenses related to increases in staff.

Other Income and Expense

Our interest and other income was greater for our second quarter of 2018 compared to the same period of 2017 due to increased other income received during the 2018 period from our investments. We had no interest expense during our second quarter of 2018 since we are capitalizing interest related to our expansion project until the expansion is complete.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the six months ended June 30, 2018 and 2017:

	2018		2017
Income Statement Data	Amount	%	Amount	%
Revenues	$39,881,607	100.0	$44,326,225	100.0

Cost of Revenues	35,204,029	88.3	40,090,415	90.4

Gross Profit	4,677,578	11.7	4,235,810	9.6

Operating Expense	1,975,691	5.0	1,870,177	4.2

Income from Operations	2,701,887	6.8	2,365,633	5.3

Other Income	641,788	1.6	559,090	1.3

Net Income	$3,343,675	8.4	$2,924,723	6.6

Revenues

Revenue from ethanol sales decreased by approximately 11% during the six months ended June 30, 2018 compared to the same period of 2017. Revenue from distillers grains sales was comparable during the six months ended June 30, 2018 and the same period of 2017. Revenue from corn oil sales decreased by approximately 30% during the six months ended June 30, 2018 compared to the same period of 2017.

Ethanol

Our ethanol revenue was approximately $3.95 million less during our six months ended June 30, 2018 compared to the six months ended June 30, 2017, a decrease of approximately 11%. This decrease in ethanol revenue was due primarily to a decrease in the volume of ethanol we sold, and a decrease in the average price we received per gallon of ethanol sold during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. We sold approximately 9% fewer gallons of ethanol during the six months ended June 30, 2018 compared to the same period of 2017, a decrease of approximately 2,419,000 gallons, due to decreased production at the plant related to equipment limiting throughput. Management anticipates increased ethanol production and sales during the remainder of our 2018 fiscal year due to throughput and efficiency improvements we have made to the plant.

The average price we received for our ethanol was approximately $0.03 less per gallon during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, a decrease of approximately 2%. Management attributes this decrease in ethanol prices with greater supply of ethanol in the market which impacted ethanol prices during the six months ended June 30, 2018.

Distillers Grains

Our total distillers grains revenue was comparable during the six months ended June 30, 2018 compared to the same period of 2017 due to the net effect of decreased production offset by increased prices. We sold approximately 19% fewer total tons of distillers grains during the six months ended June 30, 2018 compared to the same period of 2017 due to increased corn to ethanol conversion efficiency and decreased production at the ethanol plant.

The average price we received for our dried distillers grains was approximately 64% greater during the six months ended June 30, 2018 compared to the same period of 2017, an increase of approximately $60 per ton. Management attributes the increase in dried distillers grains prices during the six months ended June 30, 2018 with a stronger distillers grain market due to increases in prices of soybean meal and distillers grains exports. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 12% greater for the six months ended June 30, 2018 compared to the same period of 2017, an increase of approximately $14 per ton. Management attributes this increase in modified/wet distillers grains prices with a stronger market due to increases in prices of soybean meal. Management anticipates that distillers grains prices will remain higher for the near future.

Corn Oil

Our total pounds of corn oil sold decreased by approximately 17% during the six months ended June 30, 2018 compared to the same period of 2017, a decrease of approximately 972,000 pounds, primarily due to increased downtime for our corn oil extraction equipment and decreased overall production. Management anticipates that corn oil production will increase for the rest of our 2018 fiscal year due to anticipated increases in total production during that time period.

The average price per pound we received for our corn oil was approximately 16% less for the six months ended June 30, 2018 compared to the same period of 2017. The decrease in price is related to the decrease in the price of soybean oil, which may be used as a substitute for corn oil in certain circumstances. Management expects corn oil prices to remain lower during our 2018 fiscal year.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 12% less for the six months ended June 30, 2018 compared to the same period of 2017 due to decreased corn bushels used, partially offset by increased corn costs per bushel during the 2018 period.

Our average cost per bushel of corn increased by approximately 0.1% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. We consumed approximately 12% fewer bushels of corn during the six months ended June 30, 2018 compared to the same period of 2017 due to decreased production at the ethanol plant. Management anticipates that our corn consumption will be higher during the remaining quarters of our 2018 fiscal year due to expected increases in production.

Natural Gas

Our cost of revenues related to natural gas decreased by approximately $399,000, a decrease of approximately 17%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This decrease was primarily due to decreased natural gas consumption, partially offset by higher natural gas prices per MMBtu during the six months ended June 30, 2018 compared to the same period of 2017.

Our average cost per MMBtu of natural gas during the six months ended June 30, 2018 was approximately 2% greater compared to the cost per MMbtu for the six months ended June 30, 2017. Management attributes this increase in our average natural gas costs with generally higher natural gas prices in 2018, following a large natural gas price spike in December of 2017.

The volume of natural gas we used decreased by approximately 18% during the six months ended June 30, 2018 compared to the same period of 2017 due primarily to decreased production of dried distillers grains and increased production of distillers grain in the modified/wet form along with decreased overall production at the ethanol plant. Management anticipates that our natural gas consumption will be higher for the rest of our 2018 fiscal year due to anticipated increases in overall production.

Operating Expenses

Our operating expenses were greater for the six months ended June 30, 2018 compared to the same period of 2017 due primarily to increased wage and benefit expenses related to increases in staff.

Other Income and Expense

Our interest and other income was greater for the six months ended June 30, 2018 compared to the same period of 2017. Our income related to our investments was greater during the six months ended June 30, 2018 compared to the same period of 2017 primarily due to increased profitability in the ethanol industry. Our interest expense was lower during the six months ended June 30, 2018 compared to the same period of 2017 due to interest expense being capitalized during the 2018 period.

Changes in Financial Condition for the Six Months Ended June 30, 2018

Current Assets

Our cash on hand at June 30, 2018 was less compared to December 31, 2017 due to the cash we used for capital projects during 2018. We had fewer accounts receivable at June 30, 2018 compared to December 31, 2017 due to the timing of our quarter end and shipments of our products. The value of our inventory was higher at June 30, 2018 compared to December 31, 2017 due to increased corn inventory.

Property and Equipment

The value of our property and equipment was higher at June 30, 2018 compared to December 31, 2017 as a result of capital expenditures for the RTO construction and plant expansion during our 2018 fiscal year.

Other Assets

The value of our investments was less at June 30, 2018 compared to December 31, 2017 due to cash distributions in excess of earnings from our investments.

Current Liabilities

We had more outstanding checks in excess of bank balances at June 30, 2018 compared to December 31, 2017 due to the timing of transfers between our accounts. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was lower at June 30, 2018 compared to December 31, 2017 because our corn suppliers typically seek to defer payments for corn that is delivered at the end of the year for tax purposes, which increases our accounts payable at that time. These deferred payments were made early in our first quarter of 2018. We had a larger liability associated with our derivative financial instruments at June 30, 2018 compared to December 31, 2017 due to rising corn markets which impacted the value of our derivative instruments at June 30, 2018 compared to December 31, 2017.

Long-Term Liabilities

Our long-term liabilities were greater at June 30, 2018 compared to December 31, 2017 due to borrowing related to our plant expansion project.

Liquidity and Capital Resources

Our main sources of liquidity are cash from our continuing operations, distributions we receive from our investments and amounts we have available to draw on our revolving credit facilities. Management does not anticipate that we will need to raise additional debt or equity financing in the next twelve months and management believes that our current sources of liquidity will be sufficient to continue our operations during that time period. We anticipate that any capital expenditures we undertake related to our expansion project will be paid out of cash from operations and existing loans, and will not require any additional debt or equity financing.

Currently, we have two revolving loans which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of June 30, 2018, we had $874,268 outstanding and $33,684,296 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$3,381,595	$2,656,183
Net cash (used in) investing activities	(6,499,366)	(433,899)
Net cash (used in) financing activities	(1,910,250)	(2,606,430)

Cash Flow From Operations. Our operating activities provided more cash during the six months ended June 30, 2018 compared to the same period of 2017, due primarily to decreased cash used for accounts payable and changes in our derivative instruments.

Cash Flow From Investing Activities. Our investing activities used more cash during the six months ended June 30, 2018 compared to the same period of 2017 due to our plant expansion project.

Cash Flow From Financing Activities. Our financing activities used less cash during the six months ended June 30, 2018 compared to the same period of 2017 due primarily to increased borrowing on our notes payable.

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

Operating Line

On February 6, 2018, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.00% at June 30, 2018. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2019. On June 30, 2018, Dakota Ethanol had $$574,000 outstanding and $3,984,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2020 until the maximum balance reaches $26,000,000 on July 1, 2023. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.15% at March 31, 2018. The note contains a non-use fee of 0.50% on the unused portion of the note. On June 30, 2018, Dakota Ethanol had $300,000 outstanding and $29,700,000 available to be drawn on the note.

2017 Term Loan

On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.15% at June 30, 2018. On June 30, 2018, Dakota Ethanol had $8,000,000 outstanding on the note.

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

As of June 30, 2018, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Realized and unrealized gains and losses related to futures and options contracts for corn and natural gas purchases are included as a component of cost of revenues and futures and options contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements. Realized and unrealized gains and losses related to forward contracts for corn are included as a component of cost of revenues. The fair values of derivative contracts are presented on the accompanying balance sheet as derivative financial instruments.

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

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when control transfers to customers. Generally, control transfers when ethanol and related products are shipped FOB shipping point, based on written contract terms between Dakota Ethanol and its customers. Collectability of revenue is reasonably assured based on historical evidence of collectability between Dakota Ethanol and its customers. Interest income is recognized as earned.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of June 30, 2018, we had $8,874,268 outstanding on our variable interest rate loans with interest accruing at a rate of 5.15%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of June 30, 2018, would be approximately $19,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined decrease to our cost of revenues of approximately $405,000 related to derivative instruments for the quarter ended June 30, 2018. We recorded a combined increase to our cost of revenues of approximately $101,000 related to derivative instruments for the quarter ended June 30, 2017. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

As of June 30, 2018, we were committed to purchasing approximately 4.5 million bushels of corn with an average price of $3.41 per bushel. These corn purchases represent approximately 24% of our project plant corn usage for the next 12 months.

As of June 30, 2018, we were committed to purchasing approximately 390,000 MMBtus of natural gas with an average price of $2.48 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 33% of the projected annual plant requirements.

As of June 30, 2018, we were committed to selling approximately 16,000 dry equivalent tons of distillers grains with an average price of $118 per ton. The distillers grains sales represent approximately 11% of the projected annual plant production.

As of June 30, 2018, we were committed to selling approximately 2.8 million pounds of distillers corn oil with an average price of $0.24 per pound.  The distillers corn oil sales represent approximately 25% of the projected annual plant production.

We do not have any firm-priced sales commitments for ethanol as of June 30, 2018.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2018. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$6,930,000
Corn	15,939,014	Bushels	10%	$4,988,911
Natural Gas	791,250	MMBTU	10%	$208,890

For comparison purposes, our sensitivity analysis for our quarter ended June 30, 2017 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$7,035,000
Corn	15,199,300	Bushels	10%	$4,787,780
Natural Gas	1,150,250	MMBTU	10%	$316,319

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risk factors below should be read in conjunction with the risk factors previously discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2017. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.
Failures Of Our Information Technology Infrastructure Could Have A Material Adverse Effect On Operations. We utilize various software applications and other information technology that are critically important to our business operations. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected.
A Cyber Attack Or Other Information Security Breach Could Have A Material Adverse Effect On Our Operations and Result In Financial Losses. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. If we are unable to prevent cyber attacks and other information security breaches, we may encounter significant disruptions in our operations which could adversely impact our business, financial condition and results of operations or result in the unauthorized disclosure of confidential information. Such breaches may also harm our reputation, result in financial losses or subject us to litigation or other costs or penalties.
Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability. Agricultural commodity production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports. In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.
We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. In April of 2018, the Chinese government increased the tariff on U.S. ethanol imports into China from 30% to 45%. We cannot estimate the exact effect this tariff increase will have on the overall domestic ethanol market. However, the increased tariff is expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices.

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
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	August 14, 2018	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2018	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)