Form 10-Q
period 2018-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2018-11-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of November 14, 2018, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$3,081,149	$5,102,959
Accounts receivable	2,165,159	3,186,530
Other receivables	10,867	38,704
Inventory	6,841,794	5,526,094
Derivative financial instruments	1,365,319	862,840
Prepaid expenses	103,821	219,741
Total current assets	13,568,109	14,936,868

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,558,720	8,558,720
Buildings	8,999,467	8,955,206
Equipment	57,845,234	53,060,482
Construction in progress	21,600,033	8,475,840
	97,877,927	79,924,721
Less accumulated depreciation	(42,242,342)	(39,955,791)
Net property and equipment	55,635,585	39,968,930

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	17,438,237	18,739,259
Other	119,452	31,417
Total other assets	27,953,455	29,166,442

TOTAL ASSETS	$97,157,149	$84,072,240

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$495,342	$674,936
Accounts payable	6,284,214	6,123,995
Accrued liabilities	527,292	582,487
Derivative financial instruments	1,262,403	410,785
Current maturities of notes payable	1,000,000	1,000,000
Other	13,556	13,556
Total current liabilities	9,582,807	8,805,759

LONG-TERM LIABILITIES
Notes payable	19,084,347	6,971,944
Other	8,000	12,000
Total long-term liabilities	19,092,347	6,983,944

COMMITMENTS AND CONTINGENCIES (Note 9)

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	68,481,995	68,282,537

TOTAL LIABILITIES AND MEMBERS' EQUITY	$97,157,149	$84,072,240

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

REVENUES	$18,796,356	$19,479,798	$58,677,962	$63,806,023

COSTS OF REVENUES	18,078,236	17,511,118	53,282,450	57,594,260

GROSS PROFIT	718,120	1,968,680	5,395,512	6,211,763

OPERATING EXPENSES	872,053	834,459	2,847,557	2,711,909

INCOME (LOSS) FROM OPERATIONS	(153,933)	1,134,221	2,547,955	3,499,854

OTHER INCOME (EXPENSE)
Interest and other income	2,228	12,944	53,533	52,575
Equity in net income (loss) of investments	(30,513)	668,512	559,970	1,189,949
Interest expense	—	(330)	—	(2,308)
Total other income (expense)	(28,285)	681,126	613,503	1,240,216

NET INCOME (LOSS)	$(182,218)	$1,815,347	$3,161,458	$4,740,070

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$(0.01)	$0.06	$0.11	$0.16

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$—	$0.10	$0.10

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

OPERATING ACTIVITIES
Net income	$3,161,458	$4,740,070
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	2,323,713	2,237,618
Distributions in excess of earnings from investments	1,602,045	1,535,051
(Increase) decrease in
Accounts receivable	1,049,207	2,506,509
Inventory	(1,315,699)	(1,250,853)
Prepaid expenses	115,922	159,178
Derivative financial instruments	349,138	211,272
(Decrease) in
Accounts payable	(2,637,722)	(2,914,330)
Accrued and other liabilities	(59,195)	(190,569)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,588,867	7,033,946

INVESTING ACTIVITIES
Purchase of property and equipment	(15,171,559)	(1,410,191)
Purchase of investments	(301,024)	(10,052,704)
NET CASH (USED IN) INVESTING ACTIVITIES	(15,472,583)	(11,462,895)

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	(179,594)	341,069
Notes payable issued	16,673,268	7,979,778
Principal payments on notes payable	(4,574,268)	—
Financing costs paid	(95,500)	—
Distributions paid to members	(2,962,000)	(2,962,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,861,906	5,358,847

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,021,810)	929,898

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,102,959	9,993,335

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,081,149	$10,923,233

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $358,769 and $52,704 in 2018 and 2017, respectively.	$—	$2,306
Capital expenditures in accounts payable	2,909,331	135,003

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018 and 2017

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for a full year.

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
September 30, 2018 and 2017

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues ethanol	$14,599,385	$15,406,881	$45,970,750	$50,732,864
Revenues distillers grains	3,630,835	3,328,614	11,056,256	10,773,882
Revenues distillers corn oil	566,136	744,303	1,650,956	2,299,277
	$18,796,356	$19,479,798	$58,677,962	$63,806,023

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
September 30, 2018 and 2017

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was $2,131 as of September 30, 2018 and December 31, 2017 respectively.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of September 30, 2018, the Company is committed to purchasing approximately 3.4 million bushels of corn on a forward contract basis with an average price of $3.42 per bushel. The total corn purchase contracts represent 19% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At September 30, 2018, the Company is committed to purchasing approximately 620,000 MMBtu’s of natural gas on a forward contract basis with an average price of $2.52 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent 53% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At September 30, 2018, the Company is committed to selling approximately 36,000 dry equivalent tons of distillers grains with an average price of $123 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 25% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018 and 2017

delivered.  At September 30, 2018, the Company is committed to selling approximately 1 million pounds of distillers corn oil with an average price of $0.25 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 9% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of September 30, 2018.

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

Derivatives not designated as hedging instruments at September 30, 2018 and December 31, 2017 were as follows:

	Balance Sheet Classification	September 30, 2018	December 31, 2017*

Forward contracts in gain position		$1,090	$3,856
Futures contracts in gain position		802,738	119,825
Futures contracts in loss position		—	(1,363)
Total forward and futures contracts		803,828	122,318
Cash held by broker		561,491	740,522
	Current Assets	$1,365,319	$862,840

Forward contracts in loss position	(Current Liabilities)	$(1,262,403)	$(410,785)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018 and 2017

	Statement of Income	Three Months Ended September 30,
	Classification	2018	2017
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$762,395	$355,428
Forward contracts	Cost of Revenues	(844,490)	(736,938)

	Statement of Operations	Nine Months Ended September 30,
	Classification	2018	2017
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$1,755,445	$451,365
Forward contracts	Cost of Revenues	(1,498,835)	(962,864)

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

In August 2018, FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" (ASU 2018-13). ASU 2108-13 improves the effectiveness of the fair value disclosures in the financial statements. It adds, removes and modifies various disclosure requirements relating to the fair value

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018 and 2017

hierarchy. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal year. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

NOTE 3.     INVENTORY

Inventory consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017*
Raw materials	$4,295,084	$2,466,493
Finished goods	834,513	1,193,552
Work in process	371,952	516,362
Parts inventory	1,340,245	1,349,687
	$6,841,794	$5,526,094

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 6% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s March 31, 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,260,000 and $1,206,000 as of September 30, 2018 and December 31, 2017, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s September 30, 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $342,000 and $327,000 as of September 30, 2018 and December 31, 2017, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s September 30, 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $5,498,000 and $7,151,000 as of September 30, 2018 and December 31, 2017, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s September 30, 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $33,000 as of September 30, 2018 and December 31, 2017.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy and Feeds, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income which is reported in the Company’s income statement for REF is based on REF’s September 30, 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $10,306,000 and $10,023,000 as of September 30, 2018 and December 31, 2017, respectively. 2017 was the initial year for the investment in REF and the ethanol plant is currently under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $920,000. The excess is comprised of a basis adjustment of approximately $474,000 and capitalized interest of $447,000. The excess will be amortized over 20 years when the plant becomes operational. The amortization will be recorded in equity in net income of investments.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018 and 2017

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF is as follows:

Balance Sheet	September 30, 2018	December 31, 2017
Current Assets	$188,042,901	$212,154,680
Other Assets	202,375,431	164,254,183
Current Liabilities	173,090,709	131,152,747
Long-term Liabilities	45,310,984	54,754,437
Members' Equity	172,016,639	190,501,679

	Three Months Ended
Income Statement	September 30, 2018	September 30, 2017
Revenue	$60,363,855	$65,571,510
Gross Profit	3,772,673	9,661,047
Net Income (Loss)	(91,453)	5,992,656

	Nine Months Ended
Income Statement	September 30, 2018	September 30, 2017
Revenue	$190,895,421	$190,698,705
Gross Profit	16,541,767	20,668,677
Net Income	6,472,358	11,491,803

The following table shows the condensed financial information of Guardian Hankinson:

Balance Sheet	September 30, 2018	December 31, 2017
Current Assets	$20,455,312	$22,771,808
Other Assets	106,647,533	117,344,930
Current Liabilities	30,414,613	17,619,748
Long-term Liabilities	42,088,108	51,352,566
Members' Equity	54,600,124	71,144,424

	Three Months Ended
Income Statement	September 30, 2018	September 30, 2017
Revenue	$56,647,869	$62,471,512
Gross Profit	1,620,076	7,782,145
Net Income (Loss)	(627,787)	6,229,570

	Nine Months Ended
Income Statement	September 30, 2018	September 30, 2017
Revenue	$180,415,511	$180,821,741
Gross Profit	10,581,169	14,680,187
Net Income	5,455,699	10,369,094

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018 and 2017

The following table shows the condensed financial information of Ring-neck Energy & Feed:

Balance Sheet	September 30, 2018	December 31, 2017
Current Assets	$335,438	$50,000,088
Other Assets	92,687,569	42,640,650
Current Liabilities	6,160,030	4,716,781
Long-term Liabilities	3,222,876	3,230,871
Members' Equity	83,640,101	84,693,086

	Three Months Ended
Income Statement	September 30, 2018	September 30, 2017
Revenue	$—	$—
Gross Profit	—	—
Net (Loss)	(84,776)	(753,203)

	Nine Months Ended
Income Statement	September 30, 2018	September 30, 2017
Revenue	$—	$—
Gross Profit	—	—
Net (Loss)	(162,667)	(847,243)

The Company recorded equity in net income (loss) of approximately ($63,000) and $546,000 from GH for the three and nine months ended September 30, 2018, respectively. The Company recorded equity in net income of approximately $$623,000 and $1,037,000 from GH for the three and nine months ended September 30, 2017, respectively. The Company recorded equity in net (loss) of approximately ($11,000) and ($18,000) from REF for the three and nine months ended September 30, 2018, respectively. The Company recorded equity in net (loss) of approximately ($85,000) from REF for three and nine months ended September 30, 2017, respectively. The Company recorded equity in net income of approximately $43,000 and $80,000 from its other investments for the three and nine months ended September 30, 2018, respectively. The Company recorded equity in net income of approximately $45,000 and $153,000 from its other investments for the three and nine months ended September 30, 2017, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.10% at September 30, 2018. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2019. On September 30, 2018, Dakota Ethanol had $0 outstanding and $4,353,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6.    LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.35% at September 30, 2018. On September 30, 2018, Dakota Ethanol had $7,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2020 until the maximum balance reaches $26,000,000 on July 1, 2023. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018 and 2017

325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.35% at September 30, 2018. The note contains a non-use fee of 0.50% on the unused portion of the note. On September 30, 2018, Dakota Ethanol had $13,100,000 outstanding and $16,900,000 available to be drawn on the note.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company.

The balances of the notes payable are as follows:

	September 30, 2018	December 31, 2017*

Note Payable - FCSA	$20,100,000	$8,001,000
Less unamortized debt issuance costs	(15,653)	(29,056)
	20,084,347	7,971,944
Less current portion	(1,000,000)	(1,000,000)
	$19,084,347	$6,971,944
*Derived from audited financial statements

Principal maturities for the next five years are estimated as follows:

Years Ending September 30,	Principal
2019	$1,000,000
2020	1,000,000
2021	1,000,000
2022	1,000,000
2023	1,000,000
thereafter	15,100,000

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

Derivative financial instruments. Commodity futures and options contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets. Over-the-

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018 and 2017

counter commodity options contracts are reported at fair value utilizing Level 2 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the over-the-counter markets. Forward purchase contracts are reported at fair value utilizing Level 2 inputs. For these contracts, the Company obtains fair value measurements from local grain terminal bid values. The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based off the CBOT markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
September 30, 2018

Assets:
Derivative financial instruments,
futures contracts	$802,738	$802,738	$—	$—
forward contracts	$1,090	$—	$1,090	—

Liabilities:
Derivative financial instruments,
futures contracts	$—	$—	$—	$—
forward contracts	$(1,262,403)	$—	$(1,262,403)	$—

December 31, 2017*

Assets:
Derivative financial instruments,
futures contracts	$119,825	$119,825	$—	$—
forward contracts	$3,856	$—	$3,856	—

Liabilities:
Derivative financial instruments,
futures contracts	$(1,363)	$(1,363)	$—	$—
forward contracts	$(410,785)	$—	$(410,785)	$—
*Derived from audited financial statements.

During the three and nine months ended September 30, 2018, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of September 30, 2018 and December 31, 2017, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2018 and December 31, 2017.

Disclosure requirements for fair value of financial instruments require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018 and 2017

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

The carrying amount of long-term obligations (level 3) at September 30, 2018 of $20,100,000 had an estimated fair value of approximately $20,100,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2017 of $8,001,000 had an estimated fair value of approximately $8,001,000.

NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 6% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distillers grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Revenues and marketing fees related to the agreements are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Revenues ethanol	$14,670,012	$15,468,141	$46,132,851	$50,916,644
Revenues distillers dried grains	1,072,862	1,010,769	1,687,934	3,786,652
Revenues corn oil	570,841	749,923	1,665,261	2,316,938
Marketing fees ethanol	65,865	61,260	197,595	183,780
Marketing fees distillers dried grains	8,115	6,642	11,853	28,986
Marketing fees corn oil	4,726	5,621	14,250	17,661

	September 30, 2018	December 31, 2017*
Amounts due included in accounts receivable	$1,889,329	$2,749,502
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases during the three and nine months ended September 30, 2018 totaled approximately $319,000 and $1,181,000, respectively. Purchases during the three and nine months ended September 30, 2017 totaled approximately $212,000 and $898,000, respectively. As of September 30, 2018 and December 31, 2017, the amount we owed to related parties was approximately $20,000 and $45,000, respectively.
NOTE 9.    COMMITMENTS

Dakota Ethanol entered into a design-build agreement with Nelson Engineering Co. for the design and construction of the plant expansion to increase its production capacity to approximately 90 million gallons of ethanol per year. The cost of the expansion is expected to be approximately $35.9 million. There is approximately $14.6 million remaining as of September 30, 2018. The expansion is currently under construction. The Company anticipates that the expansion will be complete during the Company's second quarter of 2019. The Company will pay for the project with cash flows from operations and the long-term revolving debt as amended on February 6, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2018, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2017, included in the Company's Annual Report on Form 10-K for 2017.

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

On November 30, 2017, Dakota Ethanol entered into a design-build agreement with Nelson Engineering Co. for the design and construction of the plant expansion to increase its production capacity to approximately 90 million gallons of ethanol per year. The cost of the expansion is expected to be approximately $36 million. The expansion is expected to be complete during the second quarter of 2019.

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

In recent years, the ethanol industry in the United States has increased exports of ethanol and distillers grains. In January 2017, the Chinese issued final tariffs on U.S. distillers grains. The Chinese distillers grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. In addition, the Chinese government increased its ethanol import tariff from 5% to 30% as of January 1, 2017 and increased the tariff again in April 2018 from 30% to 45%. These tariffs have had a negative impact on market ethanol and distillers grains prices in the United States. Also, the European Union has imposed a tariff on imported ethanol. The anti-dumping tariff was scheduled to expire in 2018 which could have resulted in additional exports to the European Union during the 2018 fiscal year, however, the European Commission initiated an expiry review of the anti-dumping tariffs in February of 2018. As such, the anti-dumping tariffs will remain in place during the investigation, which is set to conclude within fifteen months.

Further, on August 23, 2017, Brazil imposed a twenty percent import tariff on ethanol imported from the United States.

Results of Operations

Comparison of the Fiscal Quarters Ended September 30, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended September 30, 2018 and 2017:

	2018		2017
Income Statement Data	Amount	%	Amount	%
Revenues	$18,796,356	100.0	$19,479,798	100.0

Cost of Revenues	18,078,236	96.2	17,511,118	89.9

Gross Profit	718,120	3.8	1,968,680	10.1

Operating Expense	872,053	4.6	834,459	4.3

Income (Loss) from Operations	(153,933)	(.8)	1,134,221	5.8

Other Income (Expense)	(28,285)	(0.2)	681,126	3.5

Net Income (Loss)	$(182,218)	(1.0)	$1,815,347	9.3

Revenues

Revenue from ethanol sales decreased by approximately 5% during our third quarter of 2018 compared to the same period of 2017. Revenue from distillers grains sales increased by approximately 9% during our third quarter of 2018 compared to the same period of 2017. Revenue from corn oil sales decreased by approximately 24% during our third quarter of 2018 compared to the same period of 2017.

Ethanol

Our ethanol revenue was approximately $807,000 less during our third quarter of 2018 compared to our third quarter of 2017, a decrease of approximately 5%. This decrease in ethanol revenue was due to a decrease in the average price we received for the ethanol we sold during our third quarter of 2018 compared to our third quarter of 2017. We sold approximately 9% more gallons of ethanol during our third quarter of 2018 compared to the same period of 2017, an increase of approximately 984,000 gallons, due primarily to increased inventory sales of ethanol during the 2018 period. Management anticipates comparable ethanol production and sales during the remainder of our 2018 fiscal year.

The average price we received for our ethanol was lower on a per gallon basis during our third quarter of 2018 compared to our third quarter of 2017, with a decrease of approximately 13%. Management attributes this decrease in ethanol prices with increased market ethanol supplies which were not met by corresponding increases in demand during our third quarter of 2018.

Distillers Grains

Our total distillers grains revenue was approximately 9% greater during our third quarter of 2018 compared to the same period of 2017, due to increased market distillers grains prices due to increased export and domestic demand. We sold approximately 9% fewer total tons of distillers grains during our third quarter of 2018 compared to the same period of 2017 due to a higher ethanol yield and a lower distillers grain yield.

The average price we received for our dried distillers grains was approximately 25% greater during our third quarter of 2018 compared to the same period of 2017, an increase of approximately $25 per ton. Management attributes the increase in dried distillers grains prices during the third quarter of 2018 with a stronger distillers grain market due to increased demand along with increased exports. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 18% greater for our third quarter of 2018 compared to the same period of 2017, an increase of approximately $19 per ton. Management attributes this increase in modified/wet distillers grains prices with a stronger market due to increased demand along with increased exports. Management anticipates that distillers grains prices will remain stable for the near future, especially due to the strong demand for corn which has been influenced by increased export activity.

Corn Oil

Our total pounds of corn oil sold decreased by approximately 12% during our third quarter of 2018 compared to the same period of 2017, a decrease of approximately 313,000 pounds, primarily due to decreased extraction run time. Management anticipates that corn oil production will remain at current levels for the rest of our 2018 fiscal year and into our 2019 fiscal year.

The average price per pound we received for our corn oil was approximately 14% less for our third quarter of 2018 compared to the same period of 2017. The decrease in price is related to the increase of supply of corn oil. Corn oil is frequently used as a raw material in biodiesel production. Management expects corn oil prices to remain lower for the rest of our 2018 fiscal year and into our 2019 fiscal year as biodiesel production is typically lower during the winter months.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas.

Corn

Our cost of revenues relating to corn was approximately 4% greater for our third quarter of 2018 compared to the same period of 2017 due to increased corn bushels used, partially offset by decreased corn prices per bushel during the 2018 period.

Our average cost per bushel of corn decreased by approximately 1% for our third quarter of 2018 compared to our third quarter of 2017. Management attributes the decrease to increased corn supplies due to strong yields. Management anticipates that corn prices may be slightly increased during our fourth quarter due to increased export activity.

We consumed approximately 5% more bushels of corn during our third quarter of 2018 compared to the same period of 2017 due to increased production at the ethanol plant, partially offset by improved corn-to-ethanol conversion efficiency. Management anticipates that our corn consumption will be comparable in our final quarter.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $17,000, an increase of approximately 2%, for our third quarter of 2018 compared to our third quarter of 2017. This increase was primarily due to increased natural gas consumption during our third quarter of 2018 compared to the same period of 2017 offset by stable natural gas prices per MMBtu during the 2018 period.

Our average cost per MMBtu of natural gas during our third quarter of 2018 was comparable to the cost per MMbtu for our third quarter of 2017. Management attributes this with stable natural gas supplies and relatively consistent natural gas demand.

The volume of natural gas we used increased by approximately 2% during our third quarter of 2018 compared to the same period of 2017 due primarily to increased production at the ethanol plant, partially offset by increased operating efficiency. Management anticipates comparable natural gas consumption during the remaining quarter of our 2018 fiscal year.

Operating Expenses

Our operating expenses were greater for our third quarter of 2018 compared to the same period of 2017 due primarily to increased salaries and benefit costs along with increased environmental compliance costs.

Other Income and Expense

Our interest and other income was less for our third quarter of 2018 compared to the same period of 2017 due to less earnings from our investments which are companies involved in the ethanol industry. We had no interest expense during our third quarter of 2018 since we are capitalizing interest related to our expansion project until the expansion is complete.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the nine months ended September 30, 2018 and 2017:

	2018		2017
Income Statement Data	Amount	%	Amount	%
Revenues	$58,677,962	100.0	$63,806,023	100.0

Cost of Revenues	53,282,450	90.8	57,594,260	90.3

Gross Profit	5,395,512	9.2	6,211,763	9.7

Operating Expense	2,847,557	4.9	2,711,909	4.3

Income from Operations	2,547,955	4.3	3,499,854	5.5

Other Income	613,503	1.0	1,240,216	1.9

Net Income	$3,161,458	5.4	$4,740,070	7.4

Revenues

Revenue from ethanol sales decreased by approximately 9% during the nine months ended September 30, 2018 compared to the same period of 2017. Revenue from distillers grains sales was slightly higher during the nine months ended September 30, 2018 and compared to the same period of 2017. Revenue from corn oil sales decreased by approximately 28% during the nine months ended September 30, 2018 compared to the same period of 2017.

Ethanol

Our ethanol revenue was approximately $4.76 million less during our nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, a decrease of approximately 9%. This decrease in ethanol revenue was due primarily to a decrease in the volume of ethanol we sold, and a decrease in the average price we received per gallon of ethanol sold during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. We sold approximately 4% fewer gallons of ethanol during the nine months ended September 30, 2018 compared to the same period of 2017, a decrease of approximately 1,435,000 gallons, due to decreased production at the plant related to equipment limiting throughput.

The average price we received for our ethanol was approximately $0.08 less per gallon during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, a decrease of approximately 6%. Management attributes this decrease in ethanol prices with excess ethanol supply in the market which was not met by corresponding increases in demand during the nine months ended September 30, 2018.

Distillers Grains

Our total distillers grains revenue was slightly higher during the nine months ended September 30, 2018 compared to the same period of 2017 due to increased demand, including higher export demand. We sold approximately 16% fewer total tons of distillers grains during the nine months ended September 30, 2018 compared to the same period of 2017, due to decreased overall production at the ethanol plant along with increased corn-to-ethanol conversion efficiency.

The average price we received for our dried distillers grains was approximately 44% greater during the nine months ended September 30, 2018 compared to the same period of 2017, an increase of approximately $42 per ton. Management attributes the increase in dried distillers grains prices during the nine months ended September 30, 2018 with a stronger distillers grain market due to increases in prices of soybean meal and distillers grains exports. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 15% greater for the nine months ended September 30, 2018 compared to the same period of 2017, an increase of approximately $16 per ton. Management attributes this increase in modified/wet distillers grains prices with a stronger market due to increases in prices of soybean meal and distillers grains exports.

Corn Oil

Our total pounds of corn oil sold decreased by approximately 15% during the nine months ended September 30, 2018 compared to the same period of 2017, a decrease of approximately 1,285,000 pounds, primarily due to increased downtime for our corn oil extraction equipment and decreased overall production at the ethanol plant.

The average price per pound we received for our corn oil was approximately 15% less for the nine months ended September 30, 2018 compared to the same period of 2017. The decrease in price is related to the increase in the supply of soybean oil, which may be used as a substitute for corn oil in certain circumstances.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 7% less for the nine months ended September 30, 2018 compared to the same period of 2017 due to decreased corn bushels used.

Our average cost per bushel of corn decreased by approximately 0.2% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. We consumed approximately 7% fewer bushels of corn during the nine months ended September 30, 2018 compared to the same period of 2017 due to decreased production at the ethanol plant.

Natural Gas

Our cost of revenues related to natural gas decreased by approximately $370,000, a decrease of approximately 12%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This decrease was primarily due to decreased natural gas consumption, partially offset by higher natural gas prices per MMBtu during the nine months ended September 30, 2018 compared to the same period of 2017.

Our average cost per MMBtu of natural gas during the nine months ended September 30, 2018 was approximately 1% greater compared to the cost per MMbtu for the nine months ended September 30, 2017. Management attributes this slight increase in our average natural gas costs with generally stable natural gas prices in 2018, along with stable market demand for natural gas.

The volume of natural gas we used decreased by approximately 12% during the nine months ended September 30, 2018 compared to the same period of 2017 due primarily to decreased production of dried distillers grains and increased production of distillers grain in the modified/wet form.

Operating Expenses

Our operating expenses were greater for the nine months ended September 30, 2018 compared to the same period of 2017 due primarily to increased wages and benefits due to increased staffing at the ethanol plant.

Other Income and Expense

Our interest and other income was greater for the nine months ended September 30, 2018 compared to the same period of 2017. Our income related to our investments was less during the nine months ended September 30, 2018 compared to the same period of 2017 primarily due to depressed profits in the ethanol industry. We had no interest expense during the nine months ended September 30, 2018 compared to the same period of 2017, due to interest expense being capitalized during the 2018 period.

Changes in Financial Condition for the Nine Months Ended September 30, 2018

Current Assets

Our cash on hand at September 30, 2018 was less compared to December 31, 2017 due to the cash we used for capital projects during 2018. We had fewer accounts receivable at September 30, 2018 compared to December 31, 2017 due to the timing of our quarter end and shipments of our products. The value of our inventory was higher at September 30, 2018 compared to December 31, 2017 due to increased corn inventory.

Property and Equipment

The value of our property and equipment was higher at September 30, 2018 compared to December 31, 2017 as a result of capital expenditures for the RTO construction and plant expansion during our 2018 fiscal year.

Other Assets

The value of our investments was less at September 30, 2018 compared to December 31, 2017 due to cash distributions in excess of earnings from our investments.

Current Liabilities

We had fewer outstanding checks in excess of bank balances at September 30, 2018 compared to December 31, 2017. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was slightly higher at September 30, 2018 compared to December 31, 2017 because of our expansion project. We had a larger liability associated with our unrealized losses on our derivative financial instruments at September 30, 2018 compared to December 31, 2017 due to changes in the corn market which impacts those derivative instrument positions.

Long-Term Liabilities

Our long-term liabilities were greater at September 30, 2018 compared to December 31, 2017 due to borrowing related to our plant expansion project.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of September 30, 2018, we had $13,100,000 outstanding and $21,253,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$4,588,867	$7,033,946
Net cash (used in) investing activities	(15,472,583)	(11,462,895)
Net cash provided by financing activities	8,861,906	5,358,847

Cash Flow From Operations. Our operating activities provided less cash during the nine months ended September 30, 2018 compared to the same period of 2017, due primarily to reduced net income during the 2018 period.

Cash Flow From Investing Activities. Our investing activities used more cash during the nine months ended September 30, 2018 compared to the same period of 2017, due to our plant expansion project.

Cash Flow From Financing Activities. Our financing activities provided more cash during the nine months ended September 30, 2018 compared to the same period of 2017, due primarily to increased cash we received from our debt instruments.

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

On February 6, 2018, we executed an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") with FCSA. Pursuant to the Amended and Restated Credit Agreement, we increased our total credit availability to $40 million to support our expansion project. Further, the maturity date of this increased credit availability under our Amended and Restated Credit Agreement was extended to January 1, 2026. Until February 1, 2023, interest will accrue pursuant to the Amended and Restated Credit Agreement on our increased credit availability at the one month London Interbank Offered Rate ("LIBOR") plus 3.25% per year. We agreed to pay a fee of 0.50% on the unused portion of the increased credit availability.

Operating Line

On February 6, 2018, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.10% at September 30, 2018. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2019. On September 30, 2018, Dakota Ethanol had $0 outstanding and $4,353,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2020 until the maximum balance reaches $26,000,000 on July 1, 2023. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.35% at March 31, 2018. The note contains a non-use fee of 0.50% on the unused portion of the note. On September 30, 2018, Dakota Ethanol had $13,100,000 outstanding and $16,900,000 available to be drawn on the note.

2017 Term Loan

On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.35% at September 30, 2018. On September 30, 2018, Dakota Ethanol had $7,000,000 outstanding on the note.

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

As of September 30, 2018, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of September 30, 2018, we had $20,100,000 outstanding on our variable interest rate loans with interest accruing at a rate of 5.35%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of September 30, 2018, would be approximately $42,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $82,000 related to derivative instruments for the quarter ended September 30, 2018. We recorded a combined increase to our cost of revenues of approximately $382,000 related to derivative instruments for the quarter ended September 30, 2017. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

As of September 30, 2018, we were committed to purchasing approximately 3.4 million bushels of corn with an average price of $3.42 per bushel. These corn purchases represent approximately 19% of our project plant corn usage for the next 12 months.

As of September 30, 2018, we were committed to purchasing approximately 620,000 MMBtus of natural gas with an average price of $2.52 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 53% of the projected annual plant requirements.

As of September 30, 2018, we were committed to selling approximately 36,000 dry equivalent tons of distillers grains with an average price of $123 per ton. The distillers grains sales represent approximately 25% of the projected annual plant production.

As of September 30, 2018, we were committed to selling approximately 1.0 million pounds of distillers corn oil with an average price of $0.25 per pound.  The distillers corn oil sales represent approximately 9% of the projected annual plant production.

We do not have any firm-priced sales commitments for ethanol as of September 30, 2018.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2018. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$5,985,000
Corn	16,296,308	Bushels	10%	$4,693,337
Natural Gas	561,250	MMBTU	10%	$151,538

For comparison purposes, our sensitivity analysis for our quarter ended September 30, 2017 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$6,930,000
Corn	16,835,707	Bushels	10%	$4,865,519
Natural Gas	1,181,250	MMBTU	10%	$335,475

ITEM 4. CONTROLS AND PROCEDURES

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	November 14, 2018	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2018	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)