Form 10-K
period 2018-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2019-02-28
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2018

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
☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2018, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's membership units held by non-affiliates of the registrant was $14,311,625 computed by reference to the most recent public offering price on Form S-4.

As of February 28, 2019, there were 29,620,000 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2018). This information statement is referred to in this report as the 2019 Information Statement.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Reductions in the corn-based ethanol use requirement in the Federal Renewable Fuels Standard;

•	The impact of small refinery exemptions from the RFS which have reduced ethanol demand;

•	Oversupply in the ethanol industry resulting in lower market ethanol prices;

•	Negative operating margins which result from lower ethanol prices;

•	Lower ethanol prices due to the Chinese and Brazilian ethanol tariffs;

•	Lower distillers grains prices due to the Chinese antidumping and countervailing duty tariffs;

•	Lower gasoline prices may negatively impact ethanol prices which could hurt our profitability;

•	Availability and costs of raw materials, particularly corn and natural gas;

•	Changes in the price and market for ethanol, distillers grains and corn oil;

•	Our ability to maintain liquidity and maintain our risk management positions;

•	Changes in the availability and cost of credit;

•	Changes and advances in ethanol production technology;

•	The effectiveness of our risk management strategy to offset increases in the price of our raw materials and decreases in the prices of our products;

•	Overcapacity within the ethanol industry causing supply to exceed demand;

•	Our ability to market and our reliance on third parties to market our products;

•	The decrease or elimination of governmental incentives which support the ethanol industry;

•	Changes in the weather or general economic conditions impacting the availability and price of corn;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to retain key employees and maintain labor relations;

•	Our liability resulting from potential litigation;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.

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

PART I

ITEM 1.    BUSINESS.

Overview

Lake Area Corn Processors, LLC is a South Dakota limited liability company that owns and manages an ethanol plant that has a nameplate production capacity of 40 million gallons of ethanol per year through its wholly-owned subsidiary Dakota Ethanol, L.L.C. The ethanol plant produces in excess of 50 million gallons of ethanol per year. The ethanol plant is located near Wentworth, South Dakota. Lake Area Corn Processors, LLC is referred to in this report as "LACP," the "Company," "we," or "us." Dakota Ethanol, L.L.C. is referred to in this report as "Dakota Ethanol" or the "ethanol plant."

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

We are in the process of expanding our production capacity to approximately 90 million gallons of ethanol per year. The cost of the expansion is expected to be approximately $36 million. We commenced the project in December 2017 and we anticipate that the expansion will be complete during our second quarter of 2019.

During our 2018 fiscal year, we paid a total of $2,962,000 in distributions to our members or approximately $0.10 per membership unit.

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

Product	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Ethanol	77%	79%	78%
Distillers Grains	20%	17%	19%
Corn Oil	3%	4%	3%

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

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market. However, in recent years the United States has experienced increased ethanol exports. This increase in ethanol exports follows a conscious effort by the United States ethanol industry to expand ethanol exports along with lower ethanol prices which encouraged exports. During 2018, the primary export markets served by the United States ethanol industry were Canada, Brazil, India, China, South Korea, the Philippines and Peru. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. Both Brazil and China, each a major source of export demand in the past, instituted tariffs on ethanol produced in the United States during 2017. The imposition of these tariffs has resulted in a decline in demand from these top importers requiring United States producers to seek out alternative markets.

In 2011, the European Union launched anti-dumping and anti-subsidy investigations related to ethanol exports from the United States. In August 2012, the European Union concluded the anti-subsidy investigation and decided not to impose a tariff related to the anti-subsidy portion of the investigation. However, the European Union decided to impose a tariff on ethanol imported from the United States based on the anti-dumping portion of the investigation. The anti-dumping tariff was scheduled to expire in 2018, however an extension is currently under review. We believe this tariff will continue to negatively impact domestic ethanol prices during our 2019 fiscal year. Some ethanol exports to the European Union have continued despite the tariff due to the relatively lower price of ethanol produced in the United States.

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

Distillers Grains

Distillers grains are primarily used as animal feed. Distillers grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distillers grains exports have increased in recent years as distillers grains have become a more accepted animal feed. Currently, the United States ethanol industry exports a significant amount of distiller grains. During 2018, the largest importers of United States distiller grains were Mexico, Turkey, South Korea, Thailand, China and Canada. During 2016, China began an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties.  The anti-dumping duties range from 42.2% to 53.7%, and the final anti-subsidy tariffs range from 11.2% to 12%. The trade actions taken by the Chinese have resulted in further declines in distillers grains demand and prices. The significant reduction in distillers grains exports to China requires United States distillers grains producers to seek out alternative markets.

We anticipate that the vast majority of our distillers grains will continue to be sold in the domestic market due to our plant's location. Further, management anticipates that we will continue to sell a large proportion of our distillers grains in the modified/wet form which is marketed locally.

Corn Oil

The primary markets for corn oil are the industrial chemicals market, animal feeding market and the biodiesel production market. Corn oil demand was lower during 2018 due to decreased biodiesel production. This biodiesel blenders' tax credit expired at the end of 2016. However, in early 2018 the biodiesel blenders' tax credit was reinstated retroactively for 2017 after it expired at the end of 2016, but no forward looking extension was included. Legislation has been introduced to extend the biodiesel blenders' tax credit for a number of years but this legislation has not been passed. Since corn oil can be used as a feedstock to produce biodiesel, when biodiesel production increases it has a positive impact on corn oil prices. Further, additional corn oil supply has continued to enter the market which has negatively impacted corn oil prices. The market for corn oil is expected to continue to shift as changes in supply and demand of corn oil interact. Our corn oil is primarily marketed in the United States and we do not expect that significant exports of corn oil will occur in the near future.

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

We market a portion of our distillers grains to our local market without the use of an external marketer. Currently, we market approximately 83%, based on volume, of our distillers grains internally. Shipments of these products are made to local markets by truck. This has allowed us to sell less distillers grains in the form of dried distillers grains which has decreased our natural gas usage and improved our margins from the sale of distillers grains.

Corn Oil Distribution

We market all of our corn oil through RPMG. Our corn oil marketing agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed. We pay RPMG a commission based on each pound of our corn oil that is sold by RPMG.

New Products and Services

We did not introduce any new products or services during our 2018 fiscal year.

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

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol, distillers grains and corn oil is corn.  The plant operates in excess of its nameplate capacity of 40 million gallons of ethanol per year, producing approximately 51 million gallons of ethanol annually from approximately 18 million bushels of corn.  However, when our plant expansion project is completed we anticipate that our corn consumption will increase significantly. The area surrounding the ethanol plant currently provides an ample supply of corn to meet and exceed our raw material requirements for the production capacity of the plant. We anticipate that the area surrounding our plant will also be able to supply our increased corn needs once our plant expansion project is completed.

Corn prices have been volatile in recent years due to changes in corn demand as well as yield and production fluctuations that have had a significant impact on corn prices. Corn prices were higher during our 2018 fiscal year as a result of weather conditions during the 2018 growing season which raised concerns about the size of the 2018 corn crop. Despite this fact, the 2018 was one of the largest crops harvested. As a result of recent favorable corn crops, we have not had difficulty securing the corn we need to operate the ethanol plant at prices that have allowed us to operate profitably. However, as we experienced during 2012, an unfavorable corn crop can have a significant negative impact on our profitability. We could experience a drought or other unfavorable weather condition during our 2019 fiscal year which could impact the price we pay for corn and could negatively impact the availability of corn near our plant. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plant which can increase our transportation costs. In addition, if new corn customers enter the market, it can increase demand for corn which could result in higher corn prices. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

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

Natural Gas

Natural gas is an important input to our manufacturing process.  We purchase our natural gas on the open market and the price for our natural gas is based on market rates. We have a contract with Northern Natural Gas for the interstate transportation of our natural gas. We contract with NorthWestern Energy for the local transportation of our natural gas. Both contracts expired in 2018 and were renewed until 2028. We have had no interruptions or shortages in the supply of natural gas to the plant since operations commenced in 2001. We anticipate that we will be able to purchase sufficient natural gas to continue to operate the ethanol plant during our 2019 fiscal year.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations and investments as well as our revolving lines of credit with our primary lender, FCSA. For our 2019 fiscal year, we anticipate using cash from our operations and our credit facilities for our plant expansion project and to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2019 fiscal year and beyond.

Dependence on One or a Few Major Customers

As discussed above, we have marketing agreements with RPMG to market our ethanol, distillers grains and corn oil. Therefore, we rely on RPMG to market almost all of our products, except for the modified/wet distillers grains that we market locally. Our financial success will be highly dependent on RPMG's ability to market our products at competitive prices. Any loss of RPMG as our marketing agent or any lack of performance under these agreements or inability to secure competitive prices could have a significant negative impact on our revenues. While we believe we can secure new marketers if RPMG were to fail, we may not be able to secure such new marketers at rates which are competitive with RPMG's.

Our Competition

Ethanol Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distillers grains and corn oil customers and raw material suppliers. As of November 30, 2018, the Renewable Fuels Association estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 16.5 billion gallons of ethanol per year. According to RFA estimates, approximately 3% of the ethanol production capacity in the United States was not operating as of November 30, 2018. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Total
Archer Daniels Midland	1,716	10%
POET Biorefining	1,662	10%
Green Plains Renewable Energy	1,408	9%
Valero Renewable Fuels	1,400	9%
Flint Hills Resources	820	5%
Updated: November 30, 2018

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

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas, and continues to represent a source of competition for the ethanol industry. While there are currently a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been increased development of these recharging stations which is making this technology more widely available. Additional competition from these other sources of alternative energy, particularly in the automobile market, could reduce the demand for ethanol, which would negatively impact our profitability.

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

The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Recently, the EPA has been granting small refinery exemptions from the RFS while not using its authority to waive the RFS statutory volume requirements. These small refinery exemptions created unallocated gallons reducing the corn-based conventional biofuel RFS requirements by 2.25 billion gallons in 2018. These small refinery exemptions have had a significant negative impact on domestic demand for ethanol and have resulted in negative operating margins in the ethanol industry.

On November 30, 2018, the final RVO for 2019 was set at 19.29 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. However, the EPA did not address small refinery exemptions in its 2019 RVO release. In addition, the EPA did not address the reallocation of 500 million gallons from the 2016 RVO which was ordered by a federal court in a recent lawsuit.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 143 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.3 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, the approval of E15 by the EPA has not had an immediate impact on ethanol demand in the United States. Recently, the Trump Administration announced that it directed the EPA to move forward with year-round availability of E15 by waiving the fuel evaporative emissions standards for E15 similar to what is available for E10. However, EPA has not yet take action on this issue and there will likely be lawsuits filed to block this waiver request.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2018 fiscal year, our costs of environmental compliance were approximately $215,000. We anticipate that our environmental compliance costs will be approximately $240,000 during our 2019 fiscal year. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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

The European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. This tariff resulted in decreased exports of ethanol to Europe which negatively impacted the market price of ethanol in the United States. The anti-dumping tariff was scheduled to expire in 2018 which may result in additional exports to the European Union. However, the decision to remove the tariff is under review.

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

Employees

As of December 31, 2018, we had a total of 40 full-time employees. In the next twelve months we anticipate hiring an additional five as a result of our plant expansion project.

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

Decreasing gasoline prices may lower ethanol prices which could negatively impact our ability to operate profitably. Recently, the price of ethanol has been less than the price of gasoline which increased ethanol demand. However, at times gasoline prices have decreased significantly which have reduced the spread between the price of gasoline and the price of ethanol. When it occurs, this trend has negatively impacted ethanol prices. If this trend continues for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

Distillers grains demand and prices may be negatively impacted by the Chinese antidumping and countervailing duty investigation. China was historically the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. In January 2017, the Chinese set the final anti-dumping duties from 42.2% to 53.7%, and set the final anti-subsidy tariffs from 11.2% to 12%. Both during the investigation and after the announcement of the duty, distillers grains demand and prices have been negatively impacted. While we expect China to continue to import some distillers grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distillers grains demand and prices. This reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

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

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. We require a significant amount of corn to operate the ethanol plant at capacity. In recent years, the supply of corn in the market has been higher and we have not had difficulty securing the corn we require at prices that allow us to operate profitably. However, poor weather conditions can have a significant impact on corn production. If the corn crop harvested in future years is smaller than we have recently experienced, it is possible that we could experience corn shortages which could negatively impact our ability to operate the ethanol plant. We may also experience a shortage of corn in our local market which may not increase national corn prices but may require us to increase our corn basis in order to attract corn which can impact our overall corn costs. If we are unable to secure the corn we require to continue to operate the ethanol plant, or we are unable to secure corn at prices that allow us to operate profitably, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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

We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably. We are highly dependent on our management team to operate our ethanol plant. We may not be able to replace these individuals should they decide to cease their employment with us, or if they become unavailable for any other reason. While we seek to compensate our management and key employees in a manner that will encourage them to continue their employment with us, they may choose to seek other employment. Any loss of these managers or key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.

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

Risks Related to Ethanol Industry

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. During 2018 we experienced excess ethanol supply compared to demand which negatively impacted profitability in the industry. The United States benefited from additional exports of ethanol in recent years which may not continue to occur during our 2019 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2019 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

Demand for ethanol may not increase past current levels unless higher percentage blends of ethanol are more widely used. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 143 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum domestic demand for ethanol is 14.3 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached this blend wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard (non-flex fuel) vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. In addition, restrictions on the evaporative emissions of E15 during the summer months can limit the availability of E15 in some markets. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably, which could reduce or eliminate the value of our units.

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

Decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of November 30, 2018, there are 213 ethanol plants in the United States with capacity to produce approximately 16.5 billion gallons of ethanol per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 3% of the ethanol production capacity in the United States was idled as of November 30, 2018. Further, ethanol demand may be negatively impacted by reductions in the RFS. While the United States is currently exporting ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

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

If exports of ethanol are reduced, including as a result of the imposition by tariffs on U.S. ethanol, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2018 fiscal year with exports of ethanol which increased demand for our ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may not continue. In 2012, the European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. Further, in 2017 both Brazil and China implemented tariffs on ethanol produced in the United States. These tariffs have resulted in decreased demand for ethanol from these countries which has negatively impacted ethanol prices in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

Failures of our information technology infrastructure could have a material adverse effect on operations.  We utilize various software applications and other information technology that are critically important to our business operations. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses and ransomware attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected.

A cyber attack or other information security breach could have a material adverse effect on our operations and result in financial losses. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and ransomware as well as other events that could have a security impact.  If we are unable to prevent cyber attacks and other information security breaches, we may encounter significant disruptions in our operations which could adversely impact our business, financial condition and results of operations or result in the unauthorized disclosure of confidential information. Such breaches may also harm our reputation, result in financial losses or subject us to litigation or other costs or penalties.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. On November 30, 2018, the EPA released its final rule and set the 2019 total volume obligation at 19.92 billion gallons of which 15.0 billion gallons could be met by corn-based ethanol. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress in the future, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

The EPA's small refinery exemptions significantly reduced ethanol demand in 2018 which may continue. In 2018, the EPA issued exemptions from the RFS to certain small refiners which may have reduced the corn-based RFS requirement for 2018 by more than 2 billion gallons. These reductions in the corn-based ethanol use requirements have resulted in significant decreases in ethanol demand and have severely impacted ethanol prices during our 2018 fiscal year and we expect this impact to continue. If the EPA continues to exempt small refiners from the RFS it will further erode demand for ethanol domestically which will decrease prices and may prevent us from profitably operating the ethanol plant.

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

Recently passed tax reform legislation could impact our members. On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the "Tax Reform Act"), which amends certain provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The Tax Reform Act has wide ranging impacts, including changes to the taxation of limited liabilities companies such as the Company. The Tax Reform Act includes changes to U.S. federal tax rates, limits the deductibility of interest and allows for the expensing of capital expenditures. The impact of this tax reform on the Company and any implementing regulations and interpretations could adversely affect our business and financial condition and require that we restructure the Company.

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

Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer. We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. In April of 2018, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45%.  We cannot estimate the exact effect this tariff increase will have on the overall domestic ethanol market.  However, the increased tariff is expected to reduce overall United States ethanol export demand, which could have a negative effect on domestic ethanol prices.

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

ITEM 4.     MINE SAFETY DISCLOSURES.

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

Unit Holders

As of February 28, 2019, we had 29,620,000 membership units issued and outstanding and a total of approximately 1,065 unit holders.

Bid and Asked Prices

The following table contains information concerning completed unit transactions that occurred during our last two fiscal years. Our bulletin board trading system does not track bid and asked prices and therefore we only have information concerning completed unit transactions.

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2017	$3.95	$4.15	$4.01	28,000
Second Quarter 2017	3.86	4.10	3.89	45,000
Third Quarter 2017	3.50	3.51	3.51	20,000
Fourth Quarter 2017	3.39	3.50	3.45	12,500
First Quarter 2018	3.30	3.40	3.32	177,000
Second Quarter 2018	3.20	3.30	3.26	49,000
Third Quarter 2018	3.12	3.29	3.21	48,000
Fourth Quarter 2018	3.21	3.26	3.22	27,500

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

Performance Graph

The following graph shows a comparison of cumulative total member return since December 31, 2013, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on December 31, 2013. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

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

ITEM 6.     SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data, which is derived from our audited financial statements for the periods indicated. The selected consolidated balance sheet financial data as of December 31, 2016, 2015 and 2014 and the selected consolidated income statement data and other financial data for the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of December 31, 2018 and 2017 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended December 31, 2018 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with (i) the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K; (ii) "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations"; and (iii) "Item 1A - Risk Factors" found elsewhere in this Form 10-K. Among other things, those items include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2018	2017	2016	2015	2014
Revenues	$74,703,630	$84,821,788	$88,812,550	$88,997,947	$124,469,094
Cost of Revenues	68,619,694	76,253,945	76,097,861	81,445,770	89,068,125
Gross Profit	6,083,936	8,567,843	12,714,689	7,552,177	35,400,969
Operating Expense	3,837,659	3,717,291	3,642,087	1,827,789	3,550,980
Income From Operations	2,246,277	4,850,552	9,072,602	5,724,388	31,849,989
Other Income (Expense)	470,310	1,534,531	2,332,606	2,929,142	7,957,330
Net Income	$2,716,587	$6,385,083	$11,405,208	$8,653,530	$39,807,319
Capital Units Outstanding	29,620,000	29,620,000	29,620,000	29,620,000	29,620,000
Net Income Per Capital Unit	$0.09	$0.22	$0.39	$0.29	$1.34
Cash Distributions per Capital Unit	$0.10	$0.20	$0.40	$0.30	$1.00

Balance Sheet Data:	2018	2017	2016	2015	2014
Working Capital	$72,709	$6,131,109	$11,313,046	$8,443,572	$6,634,185
Net Property, Plant & Equipment	63,748,268	39,968,930	34,824,202	34,184,059	28,349,272
Total Assets	102,866,072	84,072,240	78,116,089	79,746,514	78,574,975
Long-Term Obligations	23,593,368	6,983,944	26,556	106,475	226,940
Members' Equity	68,037,124	68,282,537	67,821,454	68,264,246	68,600,228
Book Value Per Capital Unit	$2.30	$2.31	$2.29	$2.30	$2.32

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2018 and 2017:

	2018		2017
Income Statement Data	Amount	%	Amount	%
Revenue	$74,703,630	100.0	$84,821,788	100.0

Cost of Revenues	68,619,694	91.9	76,253,945	89.9

Gross Profit	6,083,936	8.1	8,567,843	10.1

Operating Expense	3,837,659	5.1	3,717,291	4.4

Income from Operations	2,246,277	3.0	4,850,552	5.7

Other Income	470,310	0.6	1,534,531	1.8

Net Income	$2,716,587	3.6	$6,385,083	7.5

Revenues

Revenue from ethanol sales decreased by approximately 14% during our 2018 fiscal year compared to the same period of 2017. Revenue from distillers grains sales increased by approximately 1% during our 2018 fiscal year compared to the same period of 2017. Revenue from corn oil sales decreased by approximately 25% during our 2018 fiscal year compared to the same period of 2017.

Ethanol

Our ethanol revenue decreased by approximately $9.6 million during our 2018 fiscal year compared to our 2017 fiscal year, a decrease of approximately 14%. This decrease in ethanol revenue was due to a decrease in the average price we received for our ethanol of approximately $0.07 per gallon along with a decrease in the total gallons of ethanol we sold. Management attributes this decrease in ethanol prices with increased ethanol supply in the market which was not met with corresponding increases in demand during our 2018 fiscal year. In addition, the EPA issued more than 2 billion gallons worth of small refinery exemptions from the RFS which did not come to light until later in our 2018 fiscal year. These exemptions significantly reduced ethanol demand during our 2018 fiscal year which negatively impacted ethanol demand in the United States. Ethanol in recent years has sold at a discount compared to gasoline prices which has made ethanol an attractive fuel for blending with gasoline and has increased export demand for ethanol. Ethanol provides additional octane to fuels and the lower price of ethanol positively impacts the overall cost of ethanol blended fuels. Management expects continued lower ethanol prices during our 2019 fiscal year due to anticipated increases in market ethanol supply along with the potential continued demand erosion from the past and potential future small refinery exemptions from the RFS. The ethanol industry deponds on ethanol exports which are more volatile than domestic demand. If export markets are not as strong during our 2019 fiscal year, we expect further reductions in market ethanol prices.

Ethanol sales volumes were lower during our 2018 fiscal year compared to the same period of 2017 due to reduced production during our 2018 fiscal year. This reduction in our production was due to throughput restrictions on equipment and additional downtime for expansion related work. Our total gallons of ethanol sold during our 2018 fiscal year was approximately 9% compared to the same period of 2017, a decrease of approximately 4,790,000 gallons. Management anticipates increased ethanol production and sales during our 2019 fiscal year compared to our 2018 fiscal year due to our plant expansion project along with efficiency improvements we have made to the plant.

Distillers Grains

Our total distillers grains revenue increased for our 2018 fiscal year compared to the same period of 2017. The increase in revenue was due to increased values offset by decreased production. For our 2018 fiscal year, we sold approximately 17% of our total distillers grains, by volume, in the dried form and approximately 83% of our total distillers grains in the modified/wet form. For our 2017 fiscal year, we sold approximately 35% of our total distillers grains, by volume, in the dried form and approximately 65% of our total distillers grains in the modified/wet form. The average price we received for our dried distillers grains was approximately 41% greater during our 2018 fiscal year compared to the same period of 2017, an increase of approximately $40 per ton. Management attributes this increase in dried distillers grains prices with increased export demand from countries other than China along with higher corn and soybean meal prices during 2018. Since distillers grains are typically used as a feed substitute for corn and soybean meal, as the prices of corn and soybeans increase, the price of distillers grains typically also decreases. In recent years, China has imported a significant amount of distillers grains from the United States. However, at the request of Chinese distillers grains producers, China commenced an anti-dumping and countervailing duty investigation against the United States during 2016. In September 2016, the Chinese implemented a preliminary anti-subsidy duty of between 10% and 10.7% in addition to a preliminary anti-dumping duty of 33.8%. Further, in January 2017, China finalized the duties to between 11.2% and 12% for the anti-subsidy duty and between 42.2% and 53.7% for the anti-dumping duty. As a result, distillers grains exports decreased sharply during our 2017 fiscal year which significantly impacted distillers grains prices. While exports of distillers grains to other countries were higher during 2018, China has not returned to the market in the way it has in the past. Further, due to trade tensions between the United States and China, management does not anticipate that China will increase its distillers grains imports during 2019. The average price we received for our modified/wet distillers grains was approximately 15% greater for our 2018 fiscal year compared to the same period of 2017, an increase of approximately $17 per dry equivalent ton. Since demand for modified/wet distillers grains is a more local market, it is not as impacted by export demand as compared to dried distillers grains.

Management anticipates increased distillers grains production during our 2019 fiscal year compared to our 2018 fiscal year due to anticipated increased overall production at the ethanol plant due to the expansion project during 2019. Management anticipates lower distillers grains prices and lower export demand for distillers grains until the Chinese increase their imports. However, the low price of distillers grains has resulted in increased export demand to other countries and may be positively impacting domestic distillers grains demand.

Corn Oil

Our total corn oil revenue decreased by approximately 25% during our 2018 fiscal year compared to the same period of 2017. Our total pounds of corn oil sold decreased by approximately 12% during our 2018 fiscal year compared to the same period of 2017, a decrease of approximately 1,376,000 pounds, primarily due to increased downtime on our extraction equipment during our 2018 fiscal year compared to our 2017 fiscal year along with decreased overall production at the ethanol plant. Management anticipates increased corn oil production during our 2019 fiscal year compared to our 2018 fiscal year due to anticipated increased overall production at the ethanol plant due to the expansion project and improved operating efficiencies during 2019.

The average price we received for our corn oil was approximately 14% less during our 2018 fiscal year compared to the same period of 2017. Management attributes this decrease in corn oil prices with decreased demand from the biodiesel industry due to the loss of the biodiesel blenders' tax credit. This tax credit expired and was not extended for 2018 which has negatively impacted the biodiesel industry, a major source of corn oil demand. Management expects corn oil prices to remain lower during our 2019 fiscal year unless the biodiesel blenders' tax credit is extended for 2019.

Cost of Revenues

The primary raw materials we use to produce ethanol, distillers grains and corn oil are corn and natural gas.

Corn

Our cost of revenues relating to corn was approximately 11% less for our 2018 fiscal year compared to the same period of 2017. Our average cost per bushel of corn increased by approximately 1% for our 2018 fiscal year compared to our 2017 fiscal year. Management attributes the increase in corn prices to unfavorable weather conditions and late planting during the 2018 growing season which many believed would impact the size of the 2018 corn crop. While the crop which was actually harvested was larger than initially expected, the early uncertainty resulted in higher corn prices during our 2018 fiscal year. Management anticipates relatively stable corn prices during our 2019 fiscal year due to strong corn supplies and anticipated stable corn demand.

We used approximately 11% fewer bushels of corn during our 2018 fiscal year compared to the same period of 2017 due to reduced overall production at the ethanol plant during our 2018 fiscal year. Management expects our corn consumption will be higher during our 2019 fiscal year compared to our 2018 fiscal year due to anticipated increases in production from our plant expansion project along with improved operating performance by the ethanol plant compared to 2018.

Natural Gas

Our cost of revenues related to natural gas decreased by approximately $860,000, a decrease of approximately 19%, for our 2018 fiscal year compared to our 2017 fiscal year. This decrease was due to lower natural gas prices and consumption during our 2018 fiscal year compared to the same period of 2017. Natural gas prices were lower during our 2018 fiscal year compared to the same period of 2017 primarily because of a natural gas price spike during 2017 which increased natural gas prices during that period of time. Our average cost per MMBtu of natural gas during our 2018 fiscal year was approximately 3% less compared to the cost for our 2017 fiscal year. Management anticipates stable natural gas prices during 2019 due to adequate supplies.

We used approximately 16% less MMBtus of natural gas during our 2018 fiscal year compared to the same period of 2017 due to producing less dried distillers grain and more modified distillers grains along with overall reduced production at the ethanol plant. Management anticipates that our natural gas consumption during our 2019 fiscal year will increase significantly due to our plant expansion project and anticipated increases in production during our 2019 fiscal year.

We experienced approximately $550,000 of combined realized and unrealized gain for our 2018 fiscal year related to our corn derivative instruments which decreased our cost of goods sold. By comparison, We experienced approximately $815,000 of combined realized and unrealized loss for our 2017 fiscal year related to our corn derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expense

Our operating expenses were higher for our 2018 fiscal year compared to the same period of 2017 due primarily to increased wages and benefits along with increased environmental compliance costs.

Other Income and Expense

Our interest income was less during our 2018 fiscal year compared to our 2017 fiscal year due to less cash on hand during the 2018 period. Our equity in the net income of our investments was lower during our 2018 fiscal year compared to our 2017 fiscal year due to less profitability in the ethanol industry which negatively impacts the income generated by our investments.

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

The average price we received for our corn oil was comparable in our 2017 fiscal year and the same period of 2016 due to comparable supply and demand forces in the corn oil market.

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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2018 compared to the Fiscal Year Ended December 31, 2017.

Current Assets

We had less cash and cash equivalents at December 31, 2018 compared to December 31, 2017, primarily due to decreased net income generated and increased capital spending during our 2018 fiscal year. We had fewer accounts receivable at December 31, 2018, compared to December 31, 2017, due to lower ethanol values at December 31, 2018 along with timing of the year end. We had more inventory at December 31, 2018, compared to December 31, 2017, due primarily to having more corn and ethanol inventory at December 31, 2018. The volume of corn on hand at the end of our 2018 fiscal year was greater than the end of our 2017 fiscal year which impacts the value of our corn inventory. In addition, timing of our ethanol shipments impact the value of our finished goods inventory. The value of our derivative financial instruments was less at December 31, 2018 compared to December 31, 2017, primarily because we had less unrealized gains on our futures corn positions along with less cash in our margin account as of December 31, 2018 compared to December 31, 2017.

Property and Equipment

The value of our property and equipment was higher at December 31, 2018 compared to December 31, 2017 due to our plant expansion project which was in progress during our 2018 fiscal year. This increase in the value of our property and equipment was partially offset by the regular depreciation of our assets during our 2018 fiscal year.

Other Assets

The value of our investments was less at December 31, 2018, compared to December 31, 2017, mainly due to distributions received from our investment in Guardian Energy Hankinson.

Current Liabilities

At December 31, 2018, we had more checks which were issued in excess of the amount of cash we had in our bank accounts, compared to at December 31, 2017, due to the timing of transfers between our accounts. Any checks which are presented for payment in excess of the balances in our bank accounts are paid from our revolving lines of credit. Our accounts payable was higher at December 31, 2018, compared to December 31, 2017, due to increased corn payables and construction project liabilities at the end of our 2018 fiscal year. We had more accrued liabilities at December 31, 2018, compared to December 31, 2017 due to increased accrued interest payable as we had more debt oustanding. The liability on our balance sheet related to our derivative instruments was lower at December 31, 2018, compared to December 31, 2017, due to having less unrealized losses on our forward corn purchases at December 31, 2018, compared to at December 31, 2017. The current portion of our long-term debt payments was the same at December 31, 2018 and at December 31, 2017.

Long-Term Liabilities

Our long-term liabilities were higher at December 31, 2018, compared to December 31, 2017, due to the long-term debt we incurred as part of our plant expansion project.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of December 31, 2018, we had $17,600,000 outstanding and

$24,336,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the fiscal years ended December 31, 2018 and 2017:

	Fiscal Years Ended December 31
	2018	2017
Net cash provided by operating activities	$7,804,468	$11,567,864
Net cash (used in) investing activities	(26,323,269)	(18,134,893)
Net cash provided by financing activities	15,113,779	1,676,653

Cash Flow From Operations. Our operating activities generated less cash during our fiscal year ended December 31, 2018, compared to the same period of 2017, primarily due to having less net income during the 2018 period along with an increase in inventory which used cash.

Cash Flow From Investing Activities. Our investing activities used more cash during our fiscal year ended December 31, 2018, compared to the same period of 2017, primarily due to significantly increased capital expenditures related to our expansion project and partially offset by fewer investments during the 2018 period.

Cash Flow From Financing Activities. Our financing activities provided more cash during our fiscal year ended December 31, 2018, compared to the same period of 2017, primarily due to the proceeds from borrowing we incurred during the 2018 period along with decreased distributions to our members.

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

Operating Line

On February 6, 2018, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.35% at December 31, 2018. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2019. On December 31, 2018, Dakota Ethanol had $0 outstanding and $1,936,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2020 until the maximum balance reaches $26,000,000 on July 1, 2023. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.60% at December 31, 2018. The note contains a non-use fee of 0.50% on the unused portion of the note. On December 31, 2018, Dakota Ethanol had$17,600,000 outstanding and $22,400,000 available to be drawn on the note.

2017 Term Loan

On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.60% at December 31, 2018. On December 31, 2018, Dakota Ethanol had $7,000,000 outstanding on the note.

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

As of December 31, 2018, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

Contractual Cash Obligations

In addition to our debt obligations, we have certain other contractual cash obligations and commitments.  The following table provides information regarding our consolidated contractual obligations and commitments as of December 31, 2018:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$24,600,000	$1,000,000	$2,000,000	$2,000,000	$19,600,000
Estimated Interest on Long-Term Debt	9,322,604	1,359,406	2,549,866	2,325,866	3,087,466
Purchase Obligations	7,790,693	7,790,693	—	—	—
Other Liabilities	12,000	4,000	8,000	—	—
Total Contractual Cash Obligations	$41,725,297	$10,154,099	$4,557,866	$4,325,866	$22,687,466

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

Derivative Instruments

We enter into short-term forward grain, option and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices. We enter into short-term forward, option and futures contracts for sales of ethanol to manage exposure to changes in commodity prices. All of our derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated as nor accounted for as hedging instruments.

As part of our trading activity, we use futures and option contracts offered through regulated commodity exchanges to reduce our risk and we are exposed to risk of loss in the market value of inventories. To reduce that risk, we generally take positions using cash and futures contracts and options.

Unrealized gains and losses related to derivative contracts for corn purchases are included as a component of cost of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements. The fair values of derivative contracts are presented on the accompanying balance sheets as derivative financial instruments.

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill. The Company performs a quantitative analysis that tests for impairment. The second step, if necessary, measures the impairment. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2018 and 2017.

Inventory Valuation

Inventories are generally valued using methods which approximate the lower of cost (first-in, first-out) or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.

Revenue Recognition

The Company generally recognizes revenue at a point in time when performance obligations are satisfied. Revenue from the production of ethanol and related products is recorded when control transfers to customers. Generally, ethanol and related products are shipped FOB shipping point, based on written contract terms between Dakota Ethanol and its customers. Collectability of revenue is reasonably assured based on historical evidence of collectability between Dakota Ethanol and its customers. Interest income is recognized as earned.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of December 31, 2018, we had $24,600,000 outstanding on our variable interest rate loans with interest accruing at a rate of 5.60%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans as of December 31, 2018, would be approximately $58,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a decrease to our cost of revenues of approximately $550,000 related to derivative instruments for our fiscal year ended December 31, 2018. We recorded an increase to our cost of revenues of approximately $815,000 related to derivative instruments for the fiscal year ended December 31, 2017. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of December 31, 2018, we were committed to purchasing approximately 2.1 million bushels of corn with an average price of $3.52 per bushel. These corn purchases represent approximately 11% of our expected corn usage for the next 12 months. As corn prices move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

As of December 31, 2018, we were committed to purchasing approximately 642,000 MMBtu's of natural gas with an average price of $2.62 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 55% of the projected annual plant requirements.

As of December 31, 2018, the Company is committed to selling approximately 32,000 dry equivalent tons of distillers grains with an average price of $129 per ton.  The distillers grains sales represent approximately 22% of the projected annual plant production.

As of December 31, 2018, the Company is committed to selling approximately 1,343,000 pounds of distillers corn oil with an average price of $0.25 per pound.  The distillers corn oil sales represent approximately 12% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of December 31, 2018.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2018. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$6,090,000
Corn	16,367,238	Bushels	10%	$5,352,087
Natural Gas	539,250	MMBTU	10%	$200,062

For comparison purposes, our sensitivity analysis for our 2017 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$6,352,500
Corn	16,275,632	Bushels	10%	$4,898,965
Natural Gas	1,141,250	MMBTU	10%	$1,029,408

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Managers of Lake Area Corn Processors, LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC and its subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Des Moines, Iowa
February 28, 2019

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,697,937	$5,102,959
Accounts receivable	1,202,196	3,186,530
Other receivables	26,857	38,704
Inventory	7,561,501	5,526,094
Derivative financial instruments	554,005	862,840
Prepaid expenses	265,793	219,741
Total current assets	11,308,289	14,936,868

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,558,720	8,558,720
Buildings	9,001,546	8,955,206
Equipment	61,839,725	53,060,482
Construction in progress	26,203,702	8,475,840
	106,478,166	79,924,721
Less accumulated depreciation	(42,729,898)	(39,955,791)
Net property and equipment	63,748,268	39,968,930

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	17,300,470	18,739,259
Other	113,279	31,417
Total other assets	27,809,515	29,166,442

TOTAL ASSETS	$102,866,072	$84,072,240

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$2,247,215	$674,936
Accounts payable	6,849,896	6,123,995
Accrued liabilities	765,994	582,487
Derivative financial instruments	368,475	410,785
Current portion of notes payable	1,000,000	1,000,000
Other	4,000	13,556
Total current liabilities	11,235,580	8,805,759

LONG-TERM LIABILITIES
Notes payable	23,585,368	6,971,944
Other	8,000	12,000
Total long-term liabilities	23,593,368	6,983,944

COMMITMENTS AND CONTINGENCIES (Note 9)

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	68,037,124	68,282,537

TOTAL LIABILITIES AND MEMBERS' EQUITY	$102,866,072	$84,072,240

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

REVENUES	$74,703,630	$84,821,788	$88,812,550

COSTS OF REVENUES	68,619,694	76,253,945	76,097,861

GROSS PROFIT	6,083,936	8,567,843	12,714,689

OPERATING EXPENSES	3,837,659	3,717,291	3,642,087

INCOME FROM OPERATIONS	2,246,277	4,850,552	9,072,602

OTHER INCOME (EXPENSE)
Interest and other income	67,042	77,033	40,367
Equity in net income of investments	403,268	1,459,806	2,293,928
Interest expense	—	(2,308)	(1,689)
Total other income (expense)	470,310	1,534,531	2,332,606

NET INCOME	$2,716,587	$6,385,083	$11,405,208

BASIC AND DILUTED EARNINGS PER UNIT	$0.09	$0.22	$0.39

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity
Years Ended December 31, 2018, 2017 and 2016

Members'
Equity
Balance, December 31, 2015	$68,264,246
Net income	11,405,208
Distributions paid ($.40 per capital unit)	(11,848,000)

Balance, December 31, 2016	67,821,454
Net income	6,385,083
Distributions paid ($.20 per capital unit)	(5,924,000)

Balance, December 31, 2017	68,282,537
Net income	2,716,587
Distributions paid ($.10 per capital unit)	(2,962,000)

Balance, December 31, 2018	$68,037,124

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows

	December 31, 2018	December 31, 2017	December 31, 2016

OPERATING ACTIVITIES
Net income	$2,716,587	$6,385,083	$11,405,208
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	3,173,391	2,977,582	3,375,012
Distributions in excess of earnings from investments	1,848,747	2,598,644	4,032,960
Loss on disposal of property and equipment	38,088	—	—
(Increase) decrease in
Receivables	1,996,181	816,730	(2,432,676)
Inventory	(2,035,408)	686,526	1,352,871
Prepaid expenses	(46,050)	18,080	43,732
Derivative financial instruments	266,524	(222,375)	(160,259)
Increase (decrease) in
Accounts payable	(323,542)	(1,550,377)	(2,017,964)
Accrued and other liabilities	169,950	(142,029)	80,872
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,804,468	11,567,864	15,679,756

INVESTING ACTIVITIES
Insurance proceeds received for damage to equipment	—	—	1,318,955
Purchase of property and equipment	(25,913,312)	(7,989,022)	(3,999,128)
Purchase of investments	(409,957)	(10,145,871)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(26,323,269)	(18,134,893)	(2,680,173)

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	1,572,279	(360,736)	558,505
Borrowings on issuance of notes payable	26,873,268	8,000,000	—
Financing costs paid	(95,500)	—	—
Payments for long-term debt	(10,274,268)	(38,611)	(45,919)
Distributions to members	(2,962,000)	(5,924,000)	(11,848,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,113,779	1,676,653	(11,335,414)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,405,022)	(4,890,376)	1,664,169

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,102,959	9,993,335	8,329,166

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,697,937	$5,102,959	$9,993,335

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $518,703, $116,650 and $2,940 in 2018, 2017 and 2016, respectively	$—	$2,317	$1,687
Capital expenditures in accounts payable	1,160,834	111,390	69,647

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

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

The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Generally, ethanol and related products are shipped FOB shipping point and control of the goods transfers to customers when the goods are loaded into rail cars or trucks. Consideration is based on predetermined contractual prices or on current market prices.

•	sales of ethanol

•	sales of distillers grains

•	sales of distillers corn oil

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	2018	2017	2016

Revenues ethanol	$57,705,675	$67,281,231	$69,188,029
Revenues distillers grains	14,677,962	14,464,977	16,781,848
Revenues distillers corn oil	2,319,993	3,075,580	2,842,673
	$74,703,630	$84,821,788	$88,812,550

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

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

Inventory Valuation

Inventories are generally valued using methods which approximate the lower of cost (first-in, first-out) or net realizable value. In the valuation of inventories, net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was $2,131 and $2,131 as of December 31, 2018 and 2017 respectively.

Investment in commodities contracts, derivative instruments and hedging activities

The Company is exposed to certain risks related to our ongoing business operations.  The primary risks that the Company manages by using forward or derivative instruments are price risk on anticipated purchases of corn and natural gas and the sale of ethanol, distillers grains and distillers corn oil.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of December 31, 2018, the Company is committed to purchasing approximately 2.1 million bushels of corn on a forward contract basis with an average price of $3.52 per bushel. The total corn purchase contracts represent 11% of the projected annual plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At December 31, 2018, the Company is committed to purchasing approximately 642,000 MMBtu's of natural gas with an average price of $2.62 per MMBtu. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 55% of the projected annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At December 31, 2018, the Company is committed to selling approximately 32,000 dry equivalent tons of distillers grains with an average price of $129 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 22% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time this price is fixed and the time the distillers corn oil is delivered.  At December 31, 2018, the Company is committed to selling approximately 1,343,000 pounds of distillers corn oil with an average price of $0.25 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 12% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of December 31, 2018.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

Derivatives not designated as hedging instruments at December 31, 2018 and December 31, 2017 were as follows:

	Balance Sheet Classification	December 31, 2018	December 31, 2017

Forward contracts in gain position (corn)		$676	$3,856
Futures contracts in gain position (corn)		175,038	119,825
Futures contracts in loss position (corn)		—	(1,363)
Total forward and futures contracts		175,714	122,318
Cash held by broker		378,291	740,522
	Current Assets	$554,005	$862,840

Forward contracts in loss position (corn)	(Current Liabilities)	$(368,475)	$(410,785)

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

	Statement of Operations	Years Ended December 31,
	Classification	2018	2017	2016
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$1,544,635	$608,250	$1,874,523
Forward contracts	Cost of Revenues	(994,854)	(1,423,330)	(1,707,414)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

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

•	Land improvements 20-40 years

•	Equipment 5-20 years

•	Buildings 15-40 years

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recorded when the sum of the undiscounted future cash flows is less than the carrying amount of the asset group. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. No indicators of impairment were identified at December 31, 2018 and 2017.

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill. The Company performs a quantitative analysis that tests for impairment. The second step, if necessary, measures the impairment. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2018 and 2017.

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator. There were no dilutive equity units for the years ending December 31, 2018, 2017, and 2016.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

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

In January 2017, FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350)” (ASU 2017-04). ASU 2017-04 simplifies the test for goodwill impairment. It eliminates the two-step process of assessing goodwill impairment and replaces it with one step which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal year. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" (ASU 2018-13). ASU 2018-13 improves the effectiveness of the fair value disclosures in the financial statements. It adds, removes and modifies various disclosure requirements relating to the fair value hierarchy. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal year. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the twelve months ended December 31, 2018, ethanol sales averaged approximately 77% of total revenues, while approximately 20% of revenues were generated from the sale of distiller grains and 3% of revenues were generated from the sale of corn oil. For the twelve months ended December 31, 2018, corn costs averaged approximately 70% of cost of goods sold.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

NOTE 3 - INVENTORY

Inventory consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Raw materials	$3,396,707	$2,466,493
Finished goods	2,589,255	1,193,552
Work in process	514,881	516,362
Parts inventory	1,060,658	1,349,687
	$7,561,501	$5,526,094

NOTE 4 - INVESTMENTS

Dakota Ethanol has a 6% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s September 30, 2018, 2017 and 2016 audited results. The carrying amount of the Company’s investment was approximately $1,312,000 and $1,206,000 as of December 31, 2018 and 2017, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to construct and operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s December 31, 2018, 2017 and 2016 unaudited results. The carrying amount of the Company’s investment was approximately $266,000 and $327,000 as of December 31, 2018 and 2017, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s December 31, 2018, 2017 and 2016 audited results. The carrying amount of the Company’s investment was approximately $5,274,000 and $7,151,000 as of December 31, 2018 and 2017, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s December 31, 2018, 2017 and 2016 unaudited interim results. The carrying amount of the Company’s investment was approximately $53,000 and $33,000 as of December 31, 2018 and 2017, respectively.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy & Feed, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income which is reported in the Company’s income statement for REF is based on REF’s December 31, 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $10,396,000 and $10,023,000 as of December 31, 2018 and 2017, respectively. 2017 was the initial year for the investment in REF and the ethanol plant is currently under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $1,020,000. The excess is comprised of a basis adjustment of approximately $474,000 and capitalized interest of $546,000. The excess will be amortized over 20 years when the plant becomes operational. The amortization will be recorded in equity in net income of investments.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

Condensed, combined unaudited financial information of the Company's investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	12/31/2018	12/31/2017	12/31/2016

Current assets	$189,839,430	$212,154,680	$178,539,108
Other assets	234,748,455	164,254,183	151,378,628
Current liabilities	175,836,322	131,152,747	140,898,148
Long-term liabilities	78,589,892	54,754,437	49,924,355
Member's equity	170,161,671	190,501,679	139,095,233
Revenue	259,563,274	255,154,945	255,245,069
Gross Profit	19,921,043	33,033,635	42,635,837
Net Income	5,521,750	19,482,340	29,555,855

The following table shows the condensed financial information of Ring-neck Energy & Feed; the investment in which represents greater than 10% of the Company's assets as of December 31, 2018.

Balance Sheet	12/31/2018	12/31/2017

Current assets	$1,018,076	$50,000,088
Other assets	128,668,387	42,640,650
Current liabilities	5,724,979	4,716,781
Long-term liabilities	40,414,089	3,230,871
Members' equity	83,547,395	84,693,086
Revenue	—	—
Gross Profit	—	—
Net Income (loss)	(251,015)	(253,522)

The Company recorded equity in net (loss) of approximately ($27,000) and ($123,000) from REF for the years ended December 31, 2018 and 2017. The Company recorded equity in net income of approximately $430,000, $1,582,000 and $2,294,000 from our other investments for the years ended December 31, 2018, 2017 and 2016 respectively. The Company has undistributed net earnings in investees of approximately $1,126,000 and $627,000 as of December 31, 2018 and 2017, respectively.

NOTE 5 - REVOLVING OPERATING NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balances will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.35% at December 31, 2018. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2019. On December 31, 2018, Dakota Ethanol had $0 outstanding and approximately $1,936,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6 - LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.60% at December 31, 2018. On December 31, 2018, Dakota Ethanol had $7,000,000 outstanding on the note.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2020 until the maximum balance reaches $26,000,000 on July 1, 2023. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.60% at December 31, 2018. The note contains a non-use fee of 0.50% on the unused portion of the note. On December 31, 2018, Dakota Ethanol had $17,600,000 outstanding and $22,400,000 available to be drawn on the note.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company.

The balance of the notes payable as of December 31, 2018 and 2017 is as follows:

	2018	2017

Note Payable - FCSA	$24,600,000	$8,001,000
Less unamortized debt issuance costs	(14,632)	(29,056)
	24,585,368	7,971,944
Less current portion	(1,000,000)	(1,000,000)
	$23,585,368	$6,971,944
*Derived from audited financial statements

Principal maturities for the next five years are estimated as follows:

Years Ending December 31,	Principal
2019	$1,000,000
2020	1,000,000
2021	1,000,000
2022	1,000,000
2023	1,000,000
thereafter	19,600,000

NOTE 7 - EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees' contributed earnings. Employer contributions to the plan totaled approximately $113,000, $104,000 and $103,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 8 - FAIR VALUE MEASUREMENTS

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
DECEMBER 31, 2018, 2017 AND 2016

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2018

Assets:
Derivative financial instruments, futures contracts	$175,038	$175,038	$—	$—
forward contracts	676	—	676	—

Liabilities:
Derivative financial instruments, futures contracts	$—	$—	$—	$—
forward contracts	368,475	—	368,475	—

December 31, 2017

Assets:
Derivative financial instruments, futures contracts	$119,825	$119,825	$—	$—
forward contracts	3,856	—	3,856	—

Liabilities:
Derivative financial instruments, futures contracts	$(1,363)	$(1,363)	$—	$—
forward contracts	(410,785)	—	(410,785)	—

During the years ended December 31, 2018 and 2017, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of December 31, 2018 and 2017, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2018 and 2017.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

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

The carrying amount of long-term obligations (level 3) at December 31, 2018 of $24,600,000 had an estimated fair value of approximately $24,600,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2017 of $8,001,000 had an estimated fair value of approximately $8,001,000.

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

Expenses related to the agreements for the purchase of electricity and natural gas were approximately $6,322,000, $7,259,000, and $6,510,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2019	$550,200

Ethanol Fuel Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 10), a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The agreement continues indefinitely unless terminated under terms set forth in the agreement.

Distiller's Grain Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 10), for the marketing of all distiller's dried grains produced by the plant. The agreement continues indefinitely unless terminated under terms set forth in the agreement.

Corn Oil Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 10), for the marketing of all corn oil produced by the plant. The agreement continues indefinitely unless terminated under terms set forth in the agreement.

During the years ended December 31, 2016, Dakota Ethanol received an incentive payment from the State of South Dakota to produce ethanol. In accordance with the terms of this arrangement, revenue was recorded based on gallons of ethanol sold. Incentive revenue of $378,307 was recorded for the year ended December 31, 2016. Dakota Ethanol reached the lifetime maximum under the program during 2016 and will no longer receive funds under the program.

From time to time in the normal course of business, the Company can be subject to litigation based on its operations. There is no current litigation nor any litigation that is considered probable at this time.

Dakota Ethanol entered into a design-build agreement with Nelson Engineering Co. for the design and construction of the plant expansion to increase its production capacity to approximately 90 million gallons of ethanol per year. The cost of the expansion

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

is expected to be approximately $35.9 million. There is approximately $6.3 million remaining as of December 31, 2018. The expansion is currently under construction. The Company anticipates that the expansion will be complete during the Company's second quarter of 2019. The Company will pay for the project with cash flows from operations and the long-term revolving debt as amended on February 6, 2018.

NOTE 10 - RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 6% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains, and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Revenues and marketing fees related to the agreements are as follows:

	Years Ended December 31,
	2018	2017	2016

Revenues ethanol	$57,876,705	$67,186,350	$69,398,350
Revenues distillers grains	1,801,956	4,225,707	5,254,492
Revenues corn oil	2,334,245	3,088,510	2,860,912

Marketing fees ethanol	258,555	249,645	187,431
Marketing fees distillers grains	12,294	31,993	32,979
Marketing fees corn oil	18,824	19,481	18,239

Accounts receivable balance at period end	836,798	2,749,502	3,695,561
The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases from these related parties during the fiscal years ended December 31, 2018, 2017 and 2016 totaled approximately $1,360,000, $1,099,000 and $1,890,000, respectively. As of December 31, 2018 and 2017, the amount we owed to related parties was approximately $37,000 and $45,000, respectively.
NOTE 11 - TIF BOND GUARANTEE

During December 2003, Dakota Ethanol entered into an agreement to guarantee a bond issued by Lake County, South Dakota. The bond issue was in conjunction with the refunding of the tax increment financing (TIF) bond issued by Lake County in 2001, of which Dakota Ethanol was the recipient of the proceeds. During 2003, Lake County became aware that the taxes collected based on the incremental tax would not be sufficient to cover the debt service of the 2001 bond issue. Based on the aforementioned deficiency and changes in interest rate during December of 2003, Lake County refunded the 2001 bond issue replacing it with two separate bonds. A tax-exempt bond in the amount of $824,599 and a taxable bond in the amount of $1,323,024 were issued. As a part of the refunding, Dakota Ethanol entered into the agreement to guarantee the taxable bond issue. The taxes levied on Dakota Ethanol's property will first go towards the semiannual debt service of the tax-exempt bonds and any remaining taxes will be used for the debt service of the taxable bonds. Dakota Ethanol guarantees any shortfall in debt service for the taxable bonds. The guarantee expired in December 2018.

NOTE 12 - CAPTIVE INSURANCE

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
DECEMBER 31, 2018, 2017 AND 2016

above coverage. The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. The Company cannot be assessed over the amount in the collateral fund.

NOTE 13 - QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018
Total revenues	$19,804,272	$20,077,335	$18,796,356	$16,025,667
Gross profit	2,612,121	2,065,457	718,120	688,238
Income (loss) from operations	1,628,878	1,073,009	(153,933)	(301,677)
Net income (loss)	1,876,697	1,466,978	(182,218)	(444,870)
Basic and diluted earnings (loss) per unit	0.06	0.05	(0.01)	(0.01)

Year ended December 31, 2017
Total revenues	$22,713,628	$21,612,598	$19,479,798	$21,015,764
Gross profit	2,220,455	2,015,355	1,968,680	2,363,353
Income from operations	1,213,883	1,151,750	1,134,221	1,350,698
Net income	1,610,424	1,314,299	1,815,347	1,645,013
Basic and diluted earnings per unit	0.05	0.04	0.06	0.07

Year ended December 31, 2016
Total revenues	$21,623,796	$21,944,230	$20,983,806	$24,260,718
Gross profit	1,254,612	2,839,644	2,806,148	5,814,285
Income (loss) from operations	319,378	1,979,265	1,927,830	4,846,129
Net income	659,621	2,529,919	2,610,395	5,605,273
Basic and diluted earnings per unit	0.02	0.09	0.09	0.19

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2018 which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the definitive information statement from our 2019 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2018 fiscal year end on December 31, 2018. This information statement is referred to in this report as the 2019 Information Statement.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2019 Information Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2019 Information Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2019 Information Statement.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2019 Information Statement.

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

(3)                                  The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.2	Amended and restated operating agreement of the registrant.		Filed as Exhibit 3.6 on the registrant's Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.
3.3	First amendment to the amended and restated operating agreement of the registrant.		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on March 19, 2007 and incorporated by reference herein.
3.4	Third Amendment to the Third Amended and Restated Operating Agreement of Lake Area Corn Processors, LLC dated January 9, 2018		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on January 10, 2018 and incorporated by reference herein.
10.1	Distillers Grains Marketing Agreement dated July 15, 2008 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2008 and incorporated by reference herein.
10.2	Contribution Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, L.L.C. dated April 1, 2007.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.
10.3	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-K filed with the Commission on March 30, 2007.
10.4	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.
10.5	Employment Agreement between Scott Mundt and Dakota Ethanol, L.L.C. dated April 1, 2009		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 15, 2009 and incorporated by reference herein.
10.6	First Amended and Restated Construction Loan Agreement dated June 18, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.7	Corn Oil Marketing Agreement dated August 11, 2009 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.8	First Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.9	Long Term Reducing Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.10	Operating Line of Credit Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.11	Member Ethanol Fuel Marketing Agreement between Dakota Ethanol, LLC and RPMG, Inc. dated March 26, 2010. +		Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on March 30, 2011 and incorporated by reference herein.
10.12	Second Amendment of First Amended and Restated Construction Loan Agreement dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.13	Operating Line of Credit First Amended and Restated Revolving Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.

10.14	Long Term Reducing Revolver First Amended and Restated Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.	Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.15	Third Amendment of First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.16	Second Amended and Restated Revolving Promissory Note (Operating Line of Credit) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.17	Second Amended and Restated Promissory Note (Long Term Reducing Revolver) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.18	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Dakota Ethanol, L.L.C. dated August 27, 2012. +	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2012 and incorporated by reference herein.
10.19	Fourth Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.20	Third Amended and Restated Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.	Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.21	Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated May 15, 2013.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2013 and incorporated by reference herein.
10.22	First Amendment to Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated November 20, 2013.	Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on February 27, 2014 and incorporated by reference herein.
10.23	Second Amendment to Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C. dated November 12, 2014	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2014 and incorporated by reference herein.
10.24	2015 Water Purchase Agreement dated December 17, 2014 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.24 on the registrant's Form 10-K filed with the Commission on February 26, 2015 and incorporated by reference herein.
10.25	Third Amendment to Credit Agreement dated May 4, 2015 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2015 and incorporated by reference herein.
10.26	Fourth Amendment to Credit Agreement dated October 28, 2016 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 14, 2016 and incorporated by reference herein.
10.27	Fifth Amendment to Credit Agreement dated August 1, 2017 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2017 and incorporated by reference herein.
10.28	Master Agreement between Owner and Nelson Engineering, Inc. dated November 30, 2017.	Filed as Exhibit 10.28 on the registrant's Form 10-K filed with the Commission on March 2, 2018 and incorporated by reference herein.
10.29	Amended and Restated Credit Agreement dated February 2, 2018 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.29 on the registrant's Form 10-K filed with the Commission on March 2, 2018 and incorporated by reference herein.

10.30	First Amendment to Amended and Restated Credit Agreement dated December 14, 2018 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.	X	Filed herewith
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
101
The following financial information from Lake Area Corn Processors, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the fiscal years ended December 31, 2018, 2017 and 2016, (iii) Statement of Changes in Members' Equity, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2018, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.**

+ Confidential Treatment Requested
** Furnished herewith.

ITEM 16.     FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	February 28, 2019	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 28, 2019	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2019	/s/ Ronald Alverson
Ronald Alverson, Manager

Date:	February 28, 2019	/s/ Todd Brown
Todd Brown, Manager

Date:	February 28, 2019	/s/ Randy Hansen
Randy Hansen, Manager

Date:	February 28, 2019	/s/ Rick Kasperson
Rick Kasperson, Manager

Date:	February 28, 2019	/s/ Marty Thompson
Marty Thompson, Manager

Date:	February 28, 2019	/s/ Wayne Backus
Wayne Backus, Manager

Date:	February 28, 2019	/s/ Dave Wolles
Dave Wolles, Manager