Form 10-Q
period 2019-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2019-05-15
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2019

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2019, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$2,235,691	$1,697,937
Accounts receivable	4,028,605	1,202,196
Other receivables	—	26,857
Inventory	6,566,629	7,561,501
Derivative financial instruments	721,277	554,005
Prepaid expenses	240,647	265,793
Total current assets	13,792,849	11,308,289

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,558,720	8,558,720
Buildings	9,001,546	9,001,546
Equipment	61,839,725	61,839,725
Construction in progress	30,933,329	26,203,702
	111,207,793	106,478,166
Less accumulated depreciation	(43,588,116)	(42,729,898)
Net property and equipment	67,619,677	63,748,268

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	17,523,398	17,300,470
Other	109,281	113,279
Total other assets	28,028,445	27,809,515

TOTAL ASSETS	$109,440,971	$102,866,072

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$3,667,451	$2,247,215
Accounts payable	3,869,158	6,849,896
Accrued liabilities	728,308	765,994
Derivative financial instruments	254,337	368,475
Current portion of notes payable	1,000,000	1,000,000
Other	4,000	4,000
Total current liabilities	9,523,254	11,235,580

LONG-TERM LIABILITIES
Notes payable	30,086,389	23,585,368
Other	4,000	8,000
Total long-term liabilities	30,090,389	23,593,368

COMMITMENTS AND CONTINGENCIES (Note 9)

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	69,827,328	68,037,124

TOTAL LIABILITIES AND MEMBERS' EQUITY	$109,440,971	$102,866,072

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

REVENUES	$21,613,298	$19,804,272

COSTS OF REVENUES	19,163,036	17,192,151

GROSS PROFIT	2,450,262	2,612,121

OPERATING EXPENSES	1,009,327	983,243

INCOME FROM OPERATIONS	1,440,935	1,628,878

OTHER INCOME (EXPENSE)
Interest and other income	135,408	38,355
Equity in net income of investments	213,861	209,464
Total other income (expense)	349,269	247,819

NET INCOME	$1,790,204	$1,876,697

BASIC AND DILUTED EARNINGS PER UNIT	$0.06	$0.06

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$0.10

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - December 31, 2017	$68,282,537

Net income for the three-month period ended March 31, 2018	1,876,697

Member distributions	(2,962,000)

Balance - March 31, 2018	$67,197,234

Members' Equity

Balance - December 31, 2018	$68,037,124

Net income for the three-month period ended March 31, 2019	1,790,204

Balance - March 31, 2019	$69,827,328

Notes to Financial Statements are an integral part of this Statement.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

OPERATING ACTIVITIES
Net income	$1,790,204	$1,876,697
Adjustments to reconcile net income to cash (used in) operating activities
Depreciation and amortization	863,237	718,182
(Earnings) distributions in excess of (distributions) earnings from investments	(122,547)	890,536
(Increase) decrease in
Accounts receivable	(2,799,553)	1,313,647
Inventory	994,873	(1,821,820)
Prepaid expenses	25,146	(16,107)
Derivative financial instruments	(281,410)	(430,687)
(Decrease) in
Accounts payable	(3,008,734)	(3,945,111)
Accrued and other liabilities	(41,686)	(171,246)
NET CASH (USED IN) OPERATING ACTIVITIES	(2,580,470)	(1,585,909)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,701,630)	(3,071,172)
Purchase of investments	(100,382)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(4,802,012)	(3,071,172)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	1,420,236	272,779
Borrowings on notes payable	12,500,000	3,000,000
Payments on notes payable	(6,000,000)	—
Financing costs paid	—	(91,387)
Distributions paid to members	—	(2,962,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,920,236	219,392

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	537,754	(4,437,689)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,697,937	5,102,959

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,235,691	$665,270

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $307,885 and $98,131 in 2019 and 2018, respectively.	$—	$—
Capital expenditures in accounts payable	1,188,830	924,931

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2019 AND 2018

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited financial statements for the year ended December 31, 2018, contained in the annual report on Form 10-K for 2018.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Dakota Ethanol. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company has adopted the guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606). Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company generally recognizes revenue at a point in time. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less.

The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Generally, ethanol and related products are shipped FOB shipping point and the control of the goods transfers to customers when the goods are loaded into rail cars or trucks. Consideration is based on predetermined contractual prices or on current market prices.

•	sales of ethanol

•	sales of distillers grains

•	sales of distillers corn oil

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2019 AND 2018

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended March 31,
	2019	2018

Revenues ethanol	$16,335,825	$15,551,565
Revenues distillers grains	4,484,350	3,694,336
Revenues distillers corn oil	793,123	558,371
	$21,613,298	$19,804,272

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
MARCH 31, 2019 AND 2018

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was $2,131 as of March 31, 2019 and December 31, 2018 respectively.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of March 31, 2019, the Company is committed to purchasing approximately 1.8 million bushels of corn on a forward contract basis with an average price of $3.46 per bushel. The total corn purchase contracts represent 10% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At March 31, 2019, the Company is committed to purchasing approximately 451,000 MMBtu’s of natural gas with an average price of $2.49 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent 39% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At March 31, 2019, the Company is committed to selling approximately 20,000 dry equivalent tons of distillers grains with an average price of $128 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 14% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At March 31, 2019, the Company is committed to selling approximately 2.3 million pounds of distillers corn oil with

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2019 AND 2018

an average price of $0.25 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 20% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of March 31, 2019.

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

Derivatives not designated as hedging instruments at March 31, 2019 and December 31, 2018 were as follows:

	Balance Sheet Classification	March 31, 2019	December 31, 2018*

Forward contracts in gain position		$7,153	$676
Futures contracts in gain position		69,475	175,038
Futures contracts in loss position		(10,163)	—
Total forward and futures contracts		66,465	175,714
Cash held by broker		654,812	378,291
	Current Assets	$721,277	$554,005

Forward contracts in loss position	(Current Liabilities)	$(254,337)	$(368,475)

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

	Statement of Income	Three Months Ended March 31,
	Classification	2019	2018
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$160,886	$(783,845)
Forward contracts	Cost of Revenues	(119,374)	717,971

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2019 AND 2018

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

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, "Leases (Topic 842)" (ASU 2016-02). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The standard has not had a material impact on the Company's consolidated financial statements.

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

NOTE 3.     INVENTORY

Inventory consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018*
Raw materials	$2,958,031	$3,396,707
Finished goods	1,963,909	2,589,255
Work in process	528,737	514,881
Parts inventory	1,115,952	1,060,658
	$6,566,629	$7,561,501

*Derived from audited financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2019 AND 2018

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 6% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s December 31, 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,237,000 and $1,312,000 as of March 31, 2019 and December 31, 2018, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s March 31, 2019 unaudited interim results. The carrying amount of the Company’s investment was approximately $270,000 and $266,000 as of March 31, 2019 and December 31, 2018, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s March 31, 2019 unaudited interim results. The carrying amount of the Company’s investment was approximately $5,551,000 and $5,274,000 as of March 31, 2019 and December 31, 2018, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s March 31, 2019 unaudited interim results. The carrying amount of the Company’s investment was approximately $53,000 as of March 31, 2019 and December 31, 2018.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy and Feeds, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income which is reported in the Company’s income statement for REF is based on REF’s March 31, 2019 unaudited interim results. The carrying amount of the Company’s investment was approximately $10,412,000 and $10,396,000 as of March 31, 2019 and December 31, 2018, respectively. 2017 was the initial year for the investment in REF and the ethanol plant is currently under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $1,120,000. The excess is comprised of a basis adjustment of approximately $474,000 and capitalized interest of $646,000. The excess will be amortized over 20 years when the plant becomes operational. The amortization will be recorded in equity in net income of investments.

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF is as follows:

Balance Sheet	March 31, 2019	December 31, 2018
Current Assets	$211,120,170	$189,839,430
Other Assets	234,393,571	234,748,455
Current Liabilities	166,492,477	175,836,322
Long-term Liabilities	105,888,646	78,589,892
Members' Equity	173,132,618	170,161,671

	Three Months Ended
Income Statement	March 31, 2019	March 31, 2018
Revenue	$60,642,960	$65,898,841
Gross Profit	6,057,980	6,328,577
Net Income	3,010,741	2,733,408

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2019 AND 2018

The following table shows the condensed financial information of Ring-neck Energy & Feed:

Balance Sheet	March 31, 2019	December 31, 2018
Current Assets	$794,325	$1,018,076
Other Assets	133,030,036	128,668,387
Current Liabilities	5,791,167	5,724,979
Long-term Liabilities	45,197,190	40,414,089
Members' Equity	82,836,004	83,547,395

	Three Months Ended
Income Statement	March 31, 2019	March 31, 2018
Revenue	$—	$—
Gross Profit	—	—
Net Income (Loss)	(704,938)	(744,021)

The Company recorded equity in net (loss) of approximately ($79,000) and ($85,000) from REF for the three months ended March 31, 2019 and 2018, respectively. The Company recorded equity in net income of approximately $299,000 and $293,000 from its other investments for the three months ended March 31, 2019 and 2018, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.50% at March 31, 2019. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2019. On March 31, 2019, Dakota Ethanol had $0 outstanding and $6,651,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6.    LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.75% at March 31, 2019. On March 31, 2019, Dakota Ethanol had $7,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2020 until the maximum balance reaches $26,000,000 on July 1, 2023. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.75% at March 31, 2019. The note contains a non-use fee of 0.50% on the unused portion of the note. On March 31, 2019, Dakota Ethanol had $24,100,000 outstanding and $15,900,000 available to be drawn on the note.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2019 AND 2018

The balances of the notes payable are as follows:

	March 31, 2019	December 31, 2018*

Notes Payable - FCSA	$31,100,000	$24,600,000
Less unamortized debt issuance costs	(13,611)	(14,632)
	31,086,389	24,585,368
Less current portion	(1,000,000)	(1,000,000)
	$30,086,389	$23,585,368
*Derived from audited financial statements

Principal maturities for the next five years are estimated as follows:

Years Ending March 31,	Principal
2020	$1,000,000
2021	1,000,000
2022	1,000,000
2023	1,000,000
2024	1,000,000
thereafter	26,100,000

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2019 AND 2018

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
March 31, 2019

Assets:
Derivative financial instruments,
futures contracts	$69,475	$69,475	$—	$—
forward contracts	$7,153	$—	$7,153	—

Liabilities:
Derivative financial instruments,
futures contracts	$(10,163)	$(10,163)	$—	$—
forward contracts	$(254,337)	$—	$(254,337)	$—

December 31, 2018*

Assets:
Derivative financial instruments,
futures contracts	$175,038	$175,038	$—	$—
forward contracts	$676	$—	$676	—

Liabilities:
Derivative financial instruments,
futures contracts	$—	$—	$—	$—
forward contracts	$368,475	$—	$368,475	$—
*Derived from audited financial statements.

During the three months ended March 31, 2019, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of March 31, 2019 and December 31, 2018, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2019.

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

The carrying amount of long-term obligations (level 3) at March 31, 2019 of $31,100,000 had an estimated fair value of approximately $31,100,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2018 of $24,600,000 had an estimated fair value of approximately $24,600,000.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2019 AND 2018

NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 6% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distillers grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Revenues and marketing fees related to the agreements are as follows:

	Three Months Ended March 31,
	2019	2018

Revenues ethanol	$16,396,785	$15,617,431
Revenues distillers dried grains	325,582	239,211
Revenues corn oil	799,556	563,350
Marketing fees ethanol	60,960	65,865
Marketing fees distillers dried grains	2,177	574
Marketing fees corn oil	6,433	4,980

	March 31, 2019	December 31, 2018*
Amounts due included in accounts receivable	$3,701,774	$836,798
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases during the three months ended March 31, 2019 and 2018 totaled approximately $241,000 and $423,000, respectively. As of March 31, 2019 and December 31, 2018, the amount we owed to related parties was approximately $22,000 and $37,000, respectively.
NOTE 9.    COMMITMENTS

Dakota Ethanol entered into a design-build agreement with Nelson Engineering Co. for the design and construction of the plant expansion to increase its production capacity to approximately 90 million gallons of ethanol per year. The cost of the expansion is expected to be approximately $35.9 million. There is approximately $3.1 million remaining as of March 31, 2019. The expansion is currently under construction. The Company anticipates that the expansion will be complete during the Company's second quarter of 2019. The Company will pay for the project with cash flows from operations and the long-term revolving debt as amended on February 6, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2019, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2018, included in the Company's Annual Report on Form 10-K for 2018.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

On November 30, 2017, Dakota Ethanol entered into a design-build agreement with Nelson Engineering Co. for the design and construction of a plant expansion to increase the plant's production capacity to approximately 90 million gallons of ethanol per year. The cost of the expansion is expected to be approximately $36 million. The expansion is expected to be complete during the second quarter of 2019.

In recent years, the ethanol industry in the United States has increased exports of ethanol and distillers grains. In January 2017, the Chinese issued final tariffs on U.S. distillers grains. The Chinese distillers grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. In addition, the Chinese government increased its ethanol import tariff from 5% to 30% as of January 1, 2017 and increased the tariff again in April 2018 from 30% to 45%. In 2019, the ethanol import tariff was increased to approximately 65%. These tariffs have had a negative impact on market ethanol and distillers grains prices in the United States. Also, the European Union has imposed a tariff on imported ethanol. The anti-dumping tariff was scheduled to expire in 2018 which could have resulted in additional exports to the European Union during the 2018 fiscal year, however, the European Commission initiated an expiry review of the anti-dumping tariffs in February of 2018 which resulted in an extension of the 9.5% import tariff on U.S. ethanol. Further, on August 23, 2017, Brazil imposed a twenty percent import tariff on ethanol imported from the United States. These tariffs negatively impact demand for U.S. ethanol.

Results of Operations

Comparison of the Fiscal Quarters Ended March 31, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended March 31, 2019 and 2018:

	2019		2018
Income Statement Data	Amount	%	Amount	%
Revenues	$21,613,298	100.0	$19,804,272	100.0

Cost of Revenues	19,163,036	88.7	17,192,151	86.8

Gross Profit	2,450,262	11.3	2,612,121	13.2

Operating Expense	1,009,327	4.7	983,243	5.0

Income from Operations	1,440,935	6.7	1,628,878	8.2

Other Income (Expense)	349,269	1.6	247,819	1.3

Net Income	$1,790,204	8.3	$1,876,697	9.5

Revenues

Revenue from ethanol sales increased by approximately 5% during our first quarter of 2019 compared to the same period of 2018. Revenue from distillers grains sales increased by approximately 21% during our first quarter of 2019 compared to the same period of 2018. Revenue from corn oil sales increased by approximately 42% during our first quarter of 2019 compared to the same period of 2018.

Ethanol

Our ethanol revenue was approximately $784,000 greater during our first quarter of 2019 compared to our first quarter of 2018, an increase of approximately 5%. This increase in ethanol revenue was due to an increase in the amount of ethanol we sold partially offset by a lower average price we received for the ethanol we sold during our first quarter of 2019 compared to our first quarter of 2018. We sold approximately 10% more gallons of ethanol during our first quarter of 2019 compared to the same period of 2018, an increase of approximately 1,162,000 gallons, due primarily to increased production during the 2019 period. Management anticipates increased ethanol production and sales during the remainder of our 2019 fiscal year.

The average price we received for our ethanol was lower on a per gallon basis during our first quarter of 2019 compared to our first quarter of 2018, with a decrease of approximately 4%. Management attributes this decrease in ethanol prices with increased market ethanol supplies which were not met by corresponding increases in demand during our first quarter of 2019. The ethanol industry experienced demand destruction domestically as a result of certain small refinery exemptions the EPA allowed during 2018 and 2019. These exemptions reduced the amount of ethanol that was required to be blended during these years under the Renewable Fuels Standard (RFS) which resulted in significantly less ethanol demand. The existence of these exemptions came to light during 2018.

Distillers Grains

Our total distillers grains revenue was approximately 21% greater during our first quarter of 2019 compared to the same period of 2018, due to increased market distillers grains prices due to increased export and domestic demand along with increased distillers grains sales. We sold approximately 5% more total tons of distillers grains during our first quarter of 2019 compared to the same period of 2018 due to increased production at the plant.

The average price we received for our dried distillers grains was approximately 13% greater during our first quarter of 2019 compared to the same period of 2018, an increase of approximately $17 per ton. Management attributes the increase in dried distillers grains prices during the first quarter of 2019 with a stronger distillers grain market due to increased demand along with increased exports. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 16% greater for our first quarter of 2019 compared to the same period of 2018, an increase of approximately $19 per ton. Management attributes this increase in modified/wet distillers grains prices with a stronger market due to increased local demand along with increased exports. Management anticipates that distillers grains prices will remain stable for the near future, especially due to the strong demand for corn which has been influenced by increased export activity. Management anticipates increased distillers grains production and sales during the remainder of our 2019 fiscal year.

Corn Oil

Our total pounds of corn oil sold increased by approximately 29% during our first quarter of 2019 compared to the same period of 2018, an increase of approximately 727,000 pounds, primarily due to increased production and increased corn oil extraction run time. Management anticipates increased corn oil production for the remainder of our 2019 fiscal year.

The average price per pound we received for our corn oil was approximately 10% greater for our first quarter of 2019 compared to the same period of 2018. The increase in price is related to increased crude oil prices. Corn oil is frequently used as a raw material in biodiesel production. Management expects corn oil prices to decrease for the rest of our 2019 fiscal year due to uncertainty in the biodiesel industry which is a significant source of corn oil demand.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas.

Corn

Our cost of revenues relating to corn was approximately 17% greater for our first quarter of 2019 compared to the same period of 2018 due to increased corn bushels used along with higher market corn costs per bushel during the 2019 period.

We consumed approximately 9% more bushels of corn during our first quarter of 2019 compared to the same period of 2018 due to increased production at the ethanol plant. Management anticipates that our corn consumption will increase during our 2019 fiscal year as we anticipate increased ethanol production.

Our average cost per bushel of corn increased by approximately 8% for our first quarter of 2019 compared to our first quarter of 2018. Management attributes the increased corn cost per bushel to unfavorable weather conditions during the first quarter of 2019, including very cold weather with a significant amount of snow which required us to pay more to purchase corn. Management anticipates that corn prices may be slightly increased during our 2019 fiscal year due to later planting and concerns regarding weather affecting the 2019 corn harvest.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $6,000, an increase of approximately 1%, for our first quarter of 2019 compared to our first quarter of 2018. This increase was primarily due to slightly higher natural gas costs per MMBtu partially offset by decreased natural gas consumption during our first quarter of 2019 compared to the same period of 2018.

Our average cost per MMBtu of natural gas during our first quarter of 2019 was higher by less than 1% compared to our first quarter of 2018, due to relatively stable natural gas supplies and demand.

The volume of natural gas we consumed was comparable during our first quarter of 2019 and the same period of 2018 due primarily to increased production at the ethanol plant, which was offset by increased operating efficiency. Management anticipates increased natural gas consumption during the remaining quarters of our 2019 fiscal year.

Operating Expenses

Our operating expenses were greater for our first quarter of 2019 compared to the same period of 2018 due primarily to increased wages and benefit costs due primarily to our plant expansion.

Other Income and Expense

Our interest and other income was greater for our first quarter of 2019 compared to the same period of 2018 due to increased earnings from our investments which are companies involved in the ethanol industry. We had no interest expense during our first quarter of 2019 since we are capitalizing interest related to our expansion project and our investment in Ring-neck Energy and Feeds until they are complete.

Changes in Financial Condition for the Three Months Ended March 31, 2019

Current Assets

Our cash on hand at March 31, 2019 was greater compared to December 31, 2018 due to timing of the quarter end and funds we borrowed on our credit facilities. We had more accounts receivable at March 31, 2019 compared to December 31, 2018 due to the timing of our quarter end and the payments related to the shipments of our products. The value of our inventory was lower at March 31, 2019 compared to December 31, 2018 due to decreased corn and finished goods inventory.

Property and Equipment

The value of our property and equipment was higher at March 31, 2019 compared to December 31, 2018 as a result of capital expenditures for the plant expansion during our 2019 fiscal year.

Other Assets

The value of our investments was greater at March 31, 2019 compared to December 31, 2018 due to fewer cash distributions in excess of earnings from our investments.

Current Liabilities

We had more outstanding checks in excess of bank balances at March 31, 2019 compared to December 31, 2018. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was lower at March 31, 2019 compared to December 31, 2018 because of deferred corn payments we made during the first quarter of our 2019 fiscal year. We had a smaller liability associated with our unrealized losses on our derivative financial instruments at March 31, 2019 compared to December 31, 2018 due to changes in the corn market which impacts those derivative instrument positions.

Long-Term Liabilities

Our long-term liabilities were greater at March 31, 2019 compared to December 31, 2018 due to borrowing related to our plant expansion project.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of March 31, 2019, we had $24,100,000 outstanding and $22,551,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net cash (used in) operating activities	$(2,580,470)	$(1,585,909)
Net cash (used in) investing activities	(4,802,012)	(3,071,172)
Net cash provided by financing activities	7,920,236	219,392

Cash Flow From Operations. Our operating activities provided less cash during the three months ended March 31, 2019 compared to the same period of 2018, due primarily to reduced net income during the 2019 period along with an increase in accounts receivable which reduced cash.

Cash Flow From Investing Activities. Our investing activities used more cash during the three months ended March 31, 2019 compared to the same period of 2018, due to our plant expansion project.

Cash Flow From Financing Activities. Our financing activities provided more cash during the three months ended March 31, 2019 compared to the same period of 2018, due primarily to increased cash we received from our debt instruments to fund our plant expansion project.

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

Operating Line

On February 6, 2018, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.50% at March 31, 2019. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2019. On March 31, 2019, Dakota Ethanol had $0 outstanding and $6,651,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2020 until the maximum balance reaches $26,000,000 on July 1, 2023. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.75% at March 31, 2019. The note contains a non-use fee of 0.50% on the unused portion of the note. On March 31, 2019, Dakota Ethanol had $24,100,000 outstanding and $15,900,000 available to be drawn on the note.

2017 Term Loan

On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.75% at March 31, 2019. On March 31, 2019, Dakota Ethanol had $7,000,000 outstanding on the note.

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

As of March 31, 2019, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of March 31, 2019, we had $31,100,000 outstanding on our variable interest rate loans with interest accruing at a rate of 5.75%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2019, would be approximately $78,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined decrease to our cost of revenues of approximately $42,000 related to derivative instruments for the quarter ended March 31, 2019. We recorded a combined increase to our cost of revenues of approximately $66,000 related to derivative instruments for the quarter ended March 31, 2018. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of March 31, 2019, we were committed to purchasing approximately 1.8 million bushels of corn with an average price of $3.46 per bushel. These corn purchases represent approximately 10% of our project plant corn usage for the next 12 months.

As of March 31, 2019, we were committed to purchasing approximately 451,000 MMBtus of natural gas with an average price of $2.49 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 39% of the projected annual plant requirements.

As of March 31, 2019, we were committed to selling approximately 20,000 dry equivalent tons of distillers grains with an average price of $128 per ton. The distillers grains sales represent approximately 14% of the projected annual plant production.

As of March 31, 2019, we were committed to selling approximately 2.3 million pounds of distillers corn oil with an average price of $0.25 per pound.  The distillers corn oil sales represent approximately 20% of the projected annual plant production.

We do not have any firm-priced sales commitments for ethanol as of March 31, 2019.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2019. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$6,615,000
Corn	15,024,261	Bushels	10%	$4,912,933
Natural Gas	729,960	MMBTU	10%	$286,874

For comparison purposes, our sensitivity analysis for our quarter ended March 31, 2018 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$6,667,500
Corn	14,449,798	Bushels	10%	$4,898,482
Natural Gas	1,181,250	MMBTU	10%	$287,044

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There has not been any material change to the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

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
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three month period ended March 31, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	May 15, 2019	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2019	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)