Form 10-Q
period 2019-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2019-08-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2019

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2019, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2019	December 31, 2018*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$6,191,639	$1,697,937
Accounts receivable	3,315,507	1,202,196
Other receivables	—	26,857
Inventory	10,810,951	7,561,501
Derivative financial instruments	1,145,806	554,005
Prepaid expenses	168,739	265,793
Total current assets	21,632,642	11,308,289

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,558,720	8,558,720
Buildings	9,316,576	9,001,546
Equipment	95,055,299	61,839,725
Construction in progress	94,354	26,203,702
	113,899,422	106,478,166
Less accumulated depreciation	(44,817,674)	(42,729,898)
Net property and equipment	69,081,748	63,748,268

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	17,766,425	17,300,470
Other	105,283	113,279
Total other assets	28,267,474	27,809,515

TOTAL ASSETS	$118,981,864	$102,866,072

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2019	December 31, 2018*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$4,377,061	$2,247,215
Accounts payable	7,780,305	6,849,896
Accrued liabilities	859,950	765,994
Derivative financial instruments	334,707	368,475
Current portion of notes payable	1,000,000	1,000,000
Other	4,000	4,000
Total current liabilities	14,356,023	11,235,580

LONG-TERM LIABILITIES
Notes payable	34,987,410	23,585,368
Other	4,000	8,000
Total long-term liabilities	34,991,410	23,593,368

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	69,634,431	68,037,124

TOTAL LIABILITIES AND MEMBERS' EQUITY	$118,981,864	$102,866,072

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

REVENUES	$26,096,989	$20,077,335	$47,710,287	$39,881,607

COSTS OF REVENUES	24,798,025	18,011,878	43,961,060	35,204,029

GROSS PROFIT	1,298,964	2,065,457	3,749,227	4,677,578

OPERATING EXPENSES	926,379	992,448	1,935,707	1,975,691

INCOME FROM OPERATIONS	372,585	1,073,009	1,813,520	2,701,887

OTHER INCOME (EXPENSE)
Interest and other income	15,657	12,950	151,064	51,305
Equity in net income (loss) of investments	(290,515)	381,019	(76,653)	590,483
Interest expense	(290,624)	—	(290,624)	—
Total other income (expense)	(565,482)	393,969	(216,213)	641,788

NET INCOME (LOSS)	$(192,897)	$1,466,978	$1,597,307	$3,343,675

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$(0.01)	$0.05	$0.05	$0.11

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$—	$—	$0.10

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - December 31, 2017	$68,282,537

Net income for the three-month period ended March 31, 2018	1,876,697

Distributions paid ($0.10 per capital unit)	(2,962,000)

Balance - March 31, 2018	67,197,234

Net income for the three-month period ended June 30, 2018	1,466,978

Balance - June 30, 2018	$68,664,212

Members' Equity

Balance - December 31, 2018	$68,037,124

Net income for the three-month period ended March 31, 2019	1,790,204

Balance - March 31, 2019	69,827,328

Net (loss) for the three-month period ended June 30, 2019	(192,897)

Balance - June 30, 2019	$69,634,431

Notes to Financial Statements are an integral part of this Statement.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

OPERATING ACTIVITIES
Net income	$1,597,307	$3,343,675
Adjustments to reconcile net income to cash (used in) operating activities
Depreciation and amortization	2,097,814	1,523,363
Distributions in excess of earnings from investments	167,968	1,571,532
(Increase) decrease in
Accounts receivable	(2,086,458)	1,306,685
Inventory	(3,249,448)	(2,131,013)
Prepaid expenses	97,054	76,614
Derivative financial instruments	(625,568)	401,677
Increase (decrease) in
Accounts payable	1,143,247	(2,685,255)
Accrued and other liabilities	89,957	(25,683)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(768,127)	3,381,595

INVESTING ACTIVITIES
Purchase of property and equipment	(7,634,093)	(6,298,699)
Purchase of investments	(633,924)	(200,667)
NET CASH (USED IN) INVESTING ACTIVITIES	(8,268,017)	(6,499,366)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	2,129,846	273,982
Borrowings on notes payable	26,500,000	3,873,268
Payments on notes payable	(15,100,000)	(3,000,000)
Financing costs paid	—	(95,500)
Distributions paid to members	—	(2,962,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,529,846	(1,910,250)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,493,702	(5,028,021)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,697,937	5,102,959

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,191,639	$74,938

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $712,000 and $248,000 in 2019 and 2018, respectively.	$81,951	$—
Capital expenditures in accounts payable	947,996	2,664,400

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2019 AND 2018

NOTE 1    .    NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC and subsidiary (the "Company") is a South Dakota limited liability company.

The Company owns and manages Dakota Ethanol, LLC ("Dakota Ethanol"), a 90 million-gallon (annual nameplate capacity) ethanol plant, located near Wentworth, South Dakota. Dakota Ethanol sells ethanol and related products to customers located in North America.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for a full year.

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
JUNE 30, 2019 AND 2018

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues ethanol	$20,673,752	$15,819,799	$37,009,577	$31,371,366
Revenues distillers grains	4,420,567	3,731,086	8,904,917	7,425,421
Revenues distillers corn oil	1,002,670	526,450	1,795,793	1,084,820
	$26,096,989	$20,077,335	$47,710,287	$39,881,607

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
JUNE 30, 2019 AND 2018

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was $2,131 as of June 30, 2019 and December 31, 2018 respectively.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of June 30, 2019, the Company is committed to purchasing approximately 3.9 million bushels of corn on a forward contract basis with an average price of $4.07 per bushel. The total corn purchase contracts represent 13% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At June 30, 2019, the Company is committed to purchasing approximately 833,000 MMBtu’s of natural gas with an average price of $2.60 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent 40% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At June 30, 2019, the Company is committed to selling approximately 39,500 dry equivalent tons of distillers grains with an average price of $126 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 18% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At June 30, 2019, the Company is committed to selling approximately 1.9 million pounds of distillers corn oil with an

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2019 AND 2018

average price of $0.25 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 8% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of June 30, 2019.

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

Derivatives not designated as hedging instruments at June 30, 2019 and December 31, 2018 were as follows:

	Balance Sheet Classification	June 30, 2019	December 31, 2018*

Forward contracts in gain position		$418,077	$676
Futures contracts in gain position		49,419	175,038
Futures contracts in loss position		(92,075)	—
Total forward and futures contracts		375,421	175,714
Cash held by broker		770,385	378,291
	Current Assets	$1,145,806	$554,005

Forward contracts in loss position	(Current Liabilities)	$(334,707)	$(368,475)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2019 AND 2018

	Statement of Operations	Three Months Ended June 30,
	Classification	2019	2018
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$513,695	$1,776,896
Forward contracts	Cost of Revenues	597,923	(1,372,315)

	Statement of Operations	Six Months Ended June 30,
	Classification	2019	2018
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$674,581	$993,051
Forward contracts	Cost of Revenues	478,549	(654,344)

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
JUNE 30, 2019 AND 2018

hierarchy. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal year. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

NOTE 3.     INVENTORY

Inventory consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018*
Raw materials	$6,777,963	$3,396,707
Finished goods	2,047,062	2,589,255
Work in process	827,982	514,881
Parts inventory	1,157,944	1,060,658
	$10,810,951	$7,561,501

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 6% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s March 31, 2019 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,247,000 and $1,312,000 as of June 30, 2019 and December 31, 2018, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s June 30, 2019 unaudited interim results. The carrying amount of the Company’s investment was approximately $296,000 and $266,000 as of June 30, 2019 and December 31, 2018, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s June 30, 2019 unaudited interim results. The carrying amount of the Company’s investment was approximately $5,647,000 and $5,274,000 as of June 30, 2019 and December 31, 2018, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s June 30, 2019 unaudited interim results. The carrying amount of the Company’s investment was approximately $53,000 as of June 30, 2019 and December 31, 2018.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy and Feeds, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income which is reported in the Company’s income statement for REF is based on REF’s June 30, 2019 unaudited interim results. The carrying amount of the Company’s investment was approximately $10,522,000 and $10,396,000 as of June 30, 2019 and December 31, 2018, respectively. REF commenced operations during the second quarter of 2019. Prior to then, the ethanol plant was under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $1,149,000. The excess is comprised of a basis adjustment of approximately $470,000 and capitalized interest of $680,000. The excess is amortized over 20 years when the plant becomes operational. The amortization is recorded in equity in net income of investments. Amortization was $3,946 for both the three and six months ended June 30, 2019.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2019 AND 2018

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF is as follows:

Balance Sheet	June 30, 2019	December 31, 2018
Current Assets	$251,670,751	$189,839,430
Other Assets	238,028,718	234,748,455
Current Liabilities	196,508,303	175,836,322
Long-term Liabilities	120,769,473	78,589,892
Members' Equity	172,421,693	170,161,671

	Three Months Ended
Income Statement	June 30, 2019	June 30, 2018
Revenue	$75,598,119	$64,632,725
Gross Profit	2,771,334	6,440,517
Net Income (Loss)	(3,358,215)	3,830,403

	Six Months Ended
Income Statement	June 30, 2019	June 30, 2018
Revenue	$136,241,079	$130,531,566
Gross Profit	8,829,314	12,769,094
Net Income (Loss)	(347,474)	6,563,811

The following table shows the condensed financial information of Guardian Hankinson:

Balance Sheet	June 30, 2019	December 31, 2018
Current Assets	$30,464,769	$21,412,926
Other Assets	94,245,646	102,988,761
Current Liabilities	13,548,096	3,390,042
Long-term Liabilities	54,683,699	38,144,803
Members' Equity	56,478,620	52,353,842

	Three Months Ended
Income Statement	June 30, 2019	June 30, 2018
Revenue	$65,206,386	$60,993,899
Gross Profit	2,648,232	4,437,756
Net Income	970,359	2,792,315

	Six Months Ended
Income Statement	June 30, 2019	June 30, 2018
Revenue	$122,244,222	$123,767,642
Gross Profit	6,606,387	8,961,093
Net Income	4,246,585	6,083,486

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2019 AND 2018

The following table shows the condensed financial information of Ring-neck Energy & Feed:

Balance Sheet	June 30, 2019	December 31, 2018
Current Assets	$13,952,334	$1,018,076
Other Assets	141,306,948	128,668,387
Current Liabilities	5,638,392	5,724,979
Long-term Liabilities	66,085,774	40,414,089
Members' Equity	83,535,116	83,547,395

	Three Months Ended
Income Statement	June 30, 2019	June 30, 2018
Revenue	$6,824,641	$—
Gross (Loss)	(1,939,746)	—
Net Income (Loss)	(4,663,178)	666,130

	Six Months Ended
Income Statement	June 30, 2019	June 30, 2018
Revenue	$6,824,641	$—
Gross (Loss)	(1,939,746)	—
Net (Loss)	(5,368,116)	(77,891)

The Company recorded equity in net income of approximately $97,000 and $374,000 from GH for the three and six months ended June 30, 2019. The Company recorded equity in net income of approximately $279,000 and $572,000 from GH for the three and six months ended June 30, 2018, respectively. The Company recorded equity in net (loss) of approximately ($423,000) and ($508,000) from REF for the three and six months ended June 30, 2019, respectively. The Company recorded equity in net income (loss) of approximately $78,000 and $(7,000) from from REF for the three and six months ended June 30, 2018, respectively. The Company recorded equity in net income of approximately $36,000 and $57,000 from its other investments for the three and six months ended June 30, 2019, respectively. The Company recorded equity in net income of approximately $43,000 and $26,000 from its other investments for the three and six months ended June 30, 2018, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.45% at June 30, 2019. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2019. On June 30, 2019, Dakota Ethanol had $0 outstanding and $6,099,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6.    LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.70% at June 30, 2019. On June 30, 2019, Dakota Ethanol had $7,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2020 until the maximum balance reaches $26,000,000 on July 1, 2023. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2019 AND 2018

325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.70% at June 30, 2019. The note contains a non-use fee of 0.50% on the unused portion of the note. On June 30, 2019, Dakota Ethanol had $29,000,000 outstanding and $11,000,000 available to be drawn on the note.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company.

The balances of the notes payable are as follows:

	June 30, 2019	December 31, 2018*

Notes Payable - FCSA	$36,000,000	$24,600,000
Less unamortized debt issuance costs	(12,590)	(14,632)
	35,987,410	24,585,368
Less current portion	(1,000,000)	(1,000,000)
	$34,987,410	$23,585,368
*Derived from audited financial statements

Principal maturities for the next five years are estimated as follows:

Years Ending June 30,	Principal
2020	$1,000,000
2021	1,000,000
2022	1,000,000
2023	1,000,000
2024	1,000,000
thereafter	31,000,000

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
JUNE 30, 2019 AND 2018

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
June 30, 2019

Assets:
Derivative financial instruments,
futures contracts	$49,419	$49,419	$—	$—
forward contracts	$418,077	$—	$418,077	—
Liabilities:
Derivative financial instruments,
futures contracts	$(92,075)	$(92,075)	$—	$—
forward contracts	$(334,707)	$—	$(334,707)	$—

December 31, 2018*

Assets:
Derivative financial instruments,
futures contracts	$175,038	$175,038	$—	$—
forward contracts	$676	$—	$676	—
Liabilities:
Derivative financial instruments,
futures contracts	$—	$—	$—	$—
forward contracts	$(368,475)	$—	$(368,475)	$—

*Derived from audited financial statements.

During the three and six months ended June 30, 2019, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of June 30, 2019 and December 31, 2018, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2019.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2019 AND 2018

The carrying amount of long-term obligations (level 3) at June 30, 2019 of $36,000,000 had an estimated fair value of approximately $36,000,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2018 of $24,600,000 had an estimated fair value of approximately $24,600,000.
NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 6% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distillers grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Revenues and marketing fees related to the agreements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues ethanol	$20,723,838	$15,846,685	$37,103,781	$31,462,839
Revenues distillers dried grains	849,741	526,450	1,175,323	615,072
Revenues corn oil	1,010,829	531,046	1,810,516	1,094,420
Marketing fees ethanol	60,960	65,865	121,920	131,730
Marketing fees distillers dried grains	6,763	3,164	8,940	3,738
Marketing fees corn oil	8,143	4,544	14,577	9,524

	June 30, 2019	December 31, 2018*
Amounts due included in accounts receivable	$2,868,863	$836,798
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases during the three and six months ended June 30, 2019 totaled approximately $759,000 and $1,000,000, respectively. Purchases during the three and six months ended June 30, 2018 totaled approximately $439,000 and $861,000, respectively. As of June 30, 2019 and December 31, 2018, the amount we owed to related parties was approximately $28,000 and $37,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2019, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2018, included in the Company's Annual Report on Form 10-K for 2018.

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

Overview

Lake Area Corn Processors, LLC is a South Dakota limited liability company that owns and manages its wholly-owned subsidiary, Dakota Ethanol, LLC. Dakota Ethanol, LLC owns and operates an ethanol plant located near Wentworth, South Dakota that has a nameplate production capacity of 90 million gallons of ethanol per year. Lake Area Corn Processors, LLC is referred to in this report as "LACP," the "company," "we," or "us." Dakota Ethanol, LLC is referred to in this report as "Dakota Ethanol" "we" "us" or the "ethanol plant."

Our revenue is derived from the sale and distribution of our ethanol, distillers grains and corn oil.  The ethanol plant recently increased its nameplate capacity from 50 million gallons per year to 90 million gallon per year.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. We have engaged Renewable Products Marketing Group, Inc. ("RPMG, Inc.") to market all of the ethanol and corn oil that we produce at the ethanol plant. Further, RPMG, Inc. markets all of the distillers grains that we produce that we do not market internally to local customers.

On November 30, 2017, Dakota Ethanol entered into a design-build agreement with Nelson Engineering Co. for the design and construction of a plant expansion to increase the plant's production capacity to approximately 90 million gallons of ethanol per year. The cost of the expansion is expected to be approximately $36 million. The expansion was substantially completed during our second quarter of 2019.

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

In May 2019, the European Union's tariff on ethanol produced in the United States was repealed which paves the way for increased ethanol exports to the European Union. However, due to current pricing, management does not believe this will significantly increase demand for United States ethanol.

Results of Operations

Comparison of the Fiscal Quarters Ended June 30, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended June 30, 2019 and 2018:

	2019		2018
Income Statement Data	Amount	%	Amount	%
Revenues	$26,096,989	100.0	$20,077,335	100.0

Cost of Revenues	24,798,025	95.0	18,011,878	89.7

Gross Profit	1,298,964	5.0	2,065,457	10.3

Operating Expense	926,379	3.5	992,448	4.9

Income from Operations	372,585	1.4	1,073,009	5.3

Other Income (Expense)	(565,482)	(2.2)	393,969	2.0

Net Income (Loss)	$(192,897)	(.7)	$1,466,978	7.3

Revenues

Revenue from ethanol sales increased by approximately 31% during our second quarter of 2019 compared to the same period of 2018. Revenue from distillers grains sales increased by approximately 18% during our second quarter of 2019 compared to the same period of 2018. Revenue from corn oil sales increased by approximately 90% during our second quarter of 2019 compared to the same period of 2018.

Ethanol

Our ethanol revenue was approximately $4,854,000 greater during our second quarter of 2019 compared to our second quarter of 2018, an increase of approximately 31%. This increase in ethanol revenue was due to an increase in the amount of ethanol we sold due in part to our plant expansion project, partially offset by a lower average price we received for the ethanol we sold during our second quarter of 2019 compared to our second quarter of 2018. We sold approximately 33% more gallons of ethanol during our second quarter of 2019 compared to the same period of 2018, an increase of approximately 3,892,000 gallons. Management anticipates increased ethanol production and sales during the remainder of our 2019 fiscal year due to the completion of our plant expansion project.

The average price we received for our ethanol was lower on a per gallon basis during our second quarter of 2019 compared to our second quarter of 2018, with a decrease of approximately 2%. Management attributes this decrease in ethanol prices with increased market ethanol supplies which were not met by corresponding increases in demand during our second quarter of 2019. The ethanol industry experienced demand destruction domestically as a result of certain small refinery exemptions the EPA allowed during 2018 and 2019. These exemptions reduced the amount of ethanol that was required to be blended during these years under the Renewable Fuels Standard (RFS) which resulted in significantly less ethanol demand. The existence of these exemptions came to light during 2018. During June 2019, the EPA approved regulations which allow the use of E15 blends during the entire year which management believes may lead to additional ethanol demand in the future. However, management believes that additional demand from E15 will be less than the demand which was lost due to the small refinery exemptions issued by the EPA in 2018 and 2019.

Distillers Grains

Our total distillers grains revenue was approximately 18% greater during our second quarter of 2019 compared to the same period of 2018, due to increased market modified distillers grains prices due to higher corn prices locally along with decreased dried distillers grains prices due to increase supplies of distillers grains due to our expansion. We sold approximately 25% more total tons of distillers grains during our second quarter of 2019 compared to the same period of 2018 due to increased production at the plant.

The average price we received for our dried distillers grains was approximately 30% less during our second quarter of 2019 compared to the same period of 2018, a decrease of approximately $48 per ton. Management attributes the decrease in dried distillers grains prices during the second quarter of 2019 with an increase in the availability of distillers grains in our market due to our plant expansion project. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 2% greater for our second quarter of 2019 compared to the same period of 2018, an increase of approximately $3 per ton. Management attributes this increase in modified/wet distillers grains prices with higher corn prices locally which impacts modified distillers grains prices which are primarily used in our local market. Management anticipates that distillers grains prices will remain stable for the near future unless we experience an increase in export demand for distillers grains or domestic ethanol production decreases which could reduce the supply of distillers grains in the market. Management anticipates increased distillers grains production and sales during the remainder of our 2019 fiscal year due to our plant expansion project.

Corn Oil

Our total pounds of corn oil sold increased by approximately 79% during our second quarter of 2019 compared to the same period of 2018, an increase of approximately 1,800,000 pounds, primarily due to increased overall production due to our plant expansion project along with improved corn oil extraction efficiency. Management anticipates increased corn oil production for the remainder of our 2019 fiscal year.

The average price per pound we received for our corn oil was approximately 6% greater for our second quarter of 2019 compared to the same period of 2018. The increase in price is related to increased crude oil prices. Corn oil is frequently used as a raw material in biodiesel production. Management expects corn oil prices to decrease for the rest of our 2019 fiscal year due to uncertainty in the biodiesel industry which is a significant source of corn oil demand.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas.

Corn

Our cost of revenues relating to corn was approximately 44% greater for our second quarter of 2019 compared to the same period of 2018 due to increased corn bushels used along with higher market corn costs per bushel during the 2019 period.

We consumed approximately 32% more bushels of corn during our second quarter of 2019 compared to the same period of 2018 due to increased production at the ethanol plant from our plant expansion project. Management anticipates that our corn consumption will increase during our 2019 fiscal year as we anticipate increased ethanol production.

Our average cost per bushel of corn increased by approximately 9% for our second quarter of 2019 compared to our second quarter of 2018. Management attributes the increased corn cost per bushel to unfavorable weather conditions during our 2019 fiscal year which included a significant amount of snow along with wet weather which delayed planting, potentially impacting the amount of corn which will be harvested in 2019. Management anticipates that corn prices will continue to increase though harvest and may increase significantly depending on the size of the corn crop harvested in the fall.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $287,000, an increase of approximately 38%, for our second quarter of 2019 compared to our second quarter of 2018. This increase was due to increased natural gas consumption from our plant expansion project, partially offset by lower natural gas costs per MMBtu due to stable market factors which resulted in lower natural gas prices during our second quarter of 2019 compared to the same period of 2018.

Our average cost per MMBtu of natural gas during our second quarter of 2019 was approximately 6% lower compared to our second quarter of 2018. The volume of natural gas we consumed was approximately 46% greater during our second quarter of 2019 compared to the same period of 2018 due primarily to increased production at the ethanol plant, which was offset by increased operating efficiency. Management anticipates increased natural gas consumption during the remaining quarters of our 2019 fiscal year due to our plant expansion project coming online.

Operating Expenses

Our operating expenses were lower for our second quarter of 2019 compared to the same period of 2018 due primarily to decreased professional fees and environmental costs offset by increased wages and benefit costs due primarily to our plant expansion.

Other Income and Expense

We had higher interest expense during our second quarter of 2019 compared to the same period of 2018 due to our plant expansion project. We were capitalizing interest in previous periods when our expansion project was under construction. Our earnings from our investments were less during our second quarter of 2019 compared to the same period of 2018 due to decreased profitability in the ethanol industry. Most of our investments are in companies involved in the ethanol industry.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the six months ended June 30, 2019 and 2018:

	2019		2018
Income Statement Data	Amount	%	Amount	%
Revenues	$47,710,287	100.0	$39,881,607	100.0

Cost of Revenues	43,961,060	92.1	35,204,029	88.3

Gross Profit	3,749,227	7.9	4,677,578	11.7

Operating Expense	1,935,707	4.1	1,975,691	5.0

Income from Operations	1,813,520	3.8	2,701,887	6.8

Other Income (Expense)	(216,213)	(0.5)	641,788	1.6

Net Income	$1,597,307	3.3	$3,343,675	8.4

Revenues

Revenue from ethanol sales increased by approximately 18% during the six months ended June 30, 2019 compared to the same period of 2018. Revenue from distillers grains sales increased by approximately 20% during the six months ended June 30, 2019 compared to the same period of 2018. Revenue from corn oil sales increased by approximately 66% during the six months ended June 30, 2019 compared to the same period of 2018.

Ethanol

Our ethanol revenue was approximately $5,638,000 greater during our six months ended June 30, 2019 compared to the six months ended June 30, 2018, an increase of approximately 18%. This increase in ethanol revenue was due primarily to an increase in the volume of ethanol we sold, and a decrease in the average price we received per gallon of ethanol sold during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. We sold approximately 21% more gallons of ethanol during the six months ended June 30, 2019 compared to the same period of 2018, an increase of approximately 5,054,000 gallons, due to increased production at the plant following completion of our plant expansion project. Management anticipates increased ethanol production and sales during the remainder of our 2019 fiscal year due to our plant expansion project.

The average price we received for our ethanol was approximately $0.04 less per gallon during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, a decrease of approximately 3%. Management attributes this decrease in ethanol prices with greater supply of ethanol in the market which was not met by higher ethanol demand which impacted ethanol prices during the six months ended June 30, 2019.

Distillers Grains

Our total distillers grains revenue was approximately 20% greater during the six months ended June 30, 2019 compared to the same period of 2018 due to increased total production and increased modified distillers grains prices, partially offset by lower dried distillers grains prices. We sold approximately 14% more total tons of distillers grains during the six months ended June 30, 2019 compared to the same period of 2018 due to increased overall production at the ethanol plant due to our plant expansion project. Management decides the relative production of dried distillers grains versus modified distillers grains based on market conditions favoring each of these products.

The average price we received for our dried distillers grains was approximately 19% less during the six months ended June 30, 2019 compared to the same period of 2018, a decrease of approximately $29 per ton. Management attributes the decrease in dried distillers grains prices during the six months ended June 30, 2019 with lower prices which resulted from increased supply following completion of our plant expansion project. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 9% greater for the six months ended June 30, 2019 compared to the same period of 2018, an increase of approximately $11 per ton. Management attributes this increase in modified/wet distillers grains prices with a stronger local market due to increases in prices of corn and soybean meal.

Corn Oil

Our total pounds of corn oil sold increased by approximately 53% during the six months ended June 30, 2019 compared to the same period of 2018, an increase of approximately 2,527,000 pounds, primarily due to increased overall production and improved corn oil extraction efficiency.

The average price per pound we received for our corn oil was approximately 8% greater for the six months ended June 30, 2019 compared to the same period of 2018. The increase in our average corn oil price is related to higher crude oil prices.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 31% greater for the six months ended June 30, 2019 compared to the same period of 2018 due to increased corn bushels used due to the plant expansion project along with higher corn costs per bushel during the 2019 period.

Our average cost per bushel of corn increased by approximately 8% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. We consumed approximately 21% more bushels of corn during the six months ended June 30, 2019 compared to the same period of 2018. Management anticipates that our corn consumption will be higher during the remaining quarters of our 2019 fiscal year due to expected increases in production from our plant expansion project.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $286,000, an increase of approximately 15%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase was due to increased natural gas consumption, partially offset by lower natural gas prices per MMBtu during the six months ended June 30, 2019 compared to the same period of 2018.

Our average cost per MMBtu of natural gas during the six months ended June 30, 2019 was approximately 6% less compared to the cost per MMbtu for the six months ended June 30, 2018. Management attributes this decrease in our average natural gas costs with generally lower natural gas prices in 2019.

The volume of natural gas we used increased by approximately 22% during the six months ended June 30, 2019 compared to the same period of 2018 due primarily to increased production due to our plant expansion project. Management anticipates that our natural gas consumption will be higher for the rest of our 2019 fiscal year.

Operating Expenses

Our operating expenses were lower for the six months ended June 30, 2019 compared to the same period of 2018 due primarily to decreased professional fees and environmental costs offset by increased wage and benefit expenses related to increases in staff from our plant expansion.

Other Income and Expense

We had less earnings on our investments during the six months ended June 30, 2019 compared to the same period of 2018 due to decreased profitability in the ethanol industry. We had more interest expense during the six months ended June 30, 2019 compared to the same period of 2018 because we were capitalizing interest on our expansion project until it was completed during our second quarter of 2019.

Changes in Financial Condition for the Six Months Ended June 30, 2019

Current Assets

Our cash on hand at June 30, 2019 was greater compared to December 31, 2018 due to timing of the quarter end and larger checks we had outstanding in excess of our bank accounts. We had more accounts receivable at June 30, 2019 compared to December 31, 2018 due to the timing of our quarter end and the payments related to the shipments of our products. The value of our inventory was greater at June 30, 2019 compared to December 31, 2018 due to increased corn inventory. The asset value of our derivative instruments was greater at June 30, 2019 compared to December 31, 2018 due to recent corn price increases which resulted in forward contract gains. We also had more cash held by our commodities broker in our margin account June 30, 2019 compared to December 31, 2018.

Property and Equipment

The value of our property and equipment was higher at June 30, 2019 compared to December 31, 2018 as a result of capital expenditures for the plant expansion during our 2019 fiscal year.

Other Assets

The value of our investments was greater at June 30, 2019 compared to December 31, 2018 due to additional investment in Ring-neck Energy and Feeds along with fewer cash distributions in excess of earnings from our investments.

Current Liabilities

We had more outstanding checks in excess of bank balances at June 30, 2019 compared to December 31, 2018 due to the increased price of corn at June 30, 2019. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was higher at June 30, 2019 compared to December 31, 2018 due primarily to increased corn payments at June 30, 2019 compared to December 31, 2018. Our accrued liabilities were greater at June 30, 2019 compared to December 31, 2018 due to more accrued interest payable.

Long-Term Liabilities

Our long-term liabilities were greater at June 30, 2019 compared to December 31, 2018 due to borrowing related to our plant expansion project.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of June 30, 2019, we had $29,000,000 outstanding and $17,099,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by operating activities	$(768,127)	$3,381,595
Net cash (used in) investing activities	(8,268,017)	(6,499,366)
Net cash provided by (used in) financing activities	13,529,846	(1,910,250)

Cash Flow From Operations. Our operating activities provided less cash during the six months ended June 30, 2019 compared to the same period of 2018, due primarily to reduced net income during the 2019 period along with an increase in accounts receivable and inventory which reduced cash.

Cash Flow From Investing Activities. Our investing activities used more cash during the six months ended June 30, 2019 compared to the same period of 2018, due to our plant expansion project along with an additional investment we purchased in Ring-neck Energy & Feed, LLC.

Cash Flow From Financing Activities. Our financing activities provided more cash during the six months ended June 30, 2019 compared to the same period of 2018, due primarily to increased cash we received from our debt instruments to fund our plant expansion project partially offset by increased payments on our outstanding debt instruments.

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

Operating Line

On February 6, 2018, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.45% at June 30, 2019. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2019. On June 30, 2019, Dakota Ethanol had $0 outstanding and $6,099,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2020 until the maximum balance reaches $26,000,000 on July 1, 2023. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.70% at June 30, 2019. The note contains a non-use fee of 0.50% on the unused portion of the note. On June 30, 2019, Dakota Ethanol had $29,000,000 outstanding and $11,000,000 available to be drawn on the note.

2017 Term Loan

On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.70% at June 30, 2019. On June 30, 2019, Dakota Ethanol had $7,000,000 outstanding on the note.

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

As of June 30, 2019, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of June 30, 2019, we had $36,000,000 outstanding on our variable interest rate loans with interest accruing at a rate of 5.70%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of June 30, 2019, would be approximately $88,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined decrease to our cost of revenues of approximately $1,112,000 related to derivative instruments for the quarter ended June 30, 2019. We recorded a combined decrease to our cost of revenues of approximately $405,000 related to derivative instruments for the quarter ended June 30, 2018. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of June 30, 2019, we were committed to purchasing approximately 3.9 million bushels of corn with an average price of $4.07 per bushel. These corn purchases represent approximately 13% of our project plant corn usage for the next 12 months.

As of June 30, 2019, we were committed to purchasing approximately 833,000 MMBtus of natural gas with an average price of $2.60 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 40% of the projected annual plant requirements.

As of June 30, 2019, we were committed to selling approximately 39,500 dry equivalent tons of distillers grains with an average price of $126 per ton. The distillers grains sales represent approximately 18% of the projected annual plant production.

As of June 30, 2019, we were committed to selling approximately 1.9 million pounds of distillers corn oil with an average price of $0.25 per pound.  The distillers corn oil sales represent approximately 8% of the projected annual plant production.

We do not have any firm-priced sales commitments for ethanol as of June 30, 2019.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2019. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$13,064,000
Corn	24,526,548	Bushels	10%	$10,227,570
Natural Gas	1,236,578	MMBTU	10%	$248,552

For comparison purposes, our sensitivity analysis for our quarter ended June 30, 2018 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$6,930,000
Corn	15,939,014	Bushels	10%	$4,988,911
Natural Gas	791,250	MMBTU	10%	$208,890

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	August 14, 2019	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2019	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)