Form 10-Q
period 2019-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2019-11-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2019

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

As of November 14, 2019, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$5,482,879	$1,697,937
Accounts receivable	4,149,707	1,202,196
Other receivables	36,036	26,857
Inventory	8,737,562	7,561,501
Derivative financial instruments	473,763	554,005
Prepaid expenses	104,252	265,793
Total current assets	18,984,199	11,308,289

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,558,720	8,558,720
Buildings	9,316,576	9,001,546
Equipment	95,281,802	61,839,725
Construction in progress	235,212	26,203,702
	114,266,783	106,478,166
Less accumulated depreciation	(46,245,218)	(42,729,898)
Net property and equipment	68,021,565	63,748,268

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	17,317,302	17,300,470
Other	101,285	113,279
Total other assets	27,814,353	27,809,515

TOTAL ASSETS	$114,820,117	$102,866,072

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$3,121,137	$2,247,215
Accounts payable	5,755,499	6,849,896
Accrued liabilities	850,772	765,994
Derivative financial instruments	61,734	368,475
Current portion of notes payable	1,000,000	1,000,000
Other	4,000	4,000
Total current liabilities	10,793,142	11,235,580

LONG-TERM LIABILITIES
Notes payable	37,988,333	23,585,368
Other	4,000	8,000
Total long-term liabilities	37,992,333	23,593,368

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	66,034,642	68,037,124

TOTAL LIABILITIES AND MEMBERS' EQUITY	$114,820,117	$102,866,072

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

REVENUES	$32,441,510	$18,796,356	$80,151,796	$58,677,962

COSTS OF REVENUES	34,256,712	18,078,236	78,218,717	53,282,450

GROSS PROFIT (LOSS)	(1,815,202)	718,120	1,933,079	5,395,512

OPERATING EXPENSES	971,662	872,053	2,906,424	2,847,557

INCOME (LOSS) FROM OPERATIONS	(2,786,864)	(153,933)	(973,345)	2,547,955

OTHER INCOME (EXPENSE)
Interest and other income	12,320	2,228	163,385	53,533
Equity in net income (loss) of investments	(349,123)	(30,513)	(425,776)	559,970
Interest expense	(476,122)	—	(766,746)	—
Total other income (expense)	(812,925)	(28,285)	(1,029,137)	613,503

NET INCOME (LOSS)	$(3,599,789)	$(182,218)	$(2,002,482)	$3,161,458

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$(0.12)	$(0.01)	$(0.07)	$0.11

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$—	$—	$0.10

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - December 31, 2017	$68,282,537

Net income for the three-month period ended March 31, 2018	1,876,697

Distributions paid ($0.10 per capital unit)	(2,962,000)

Balance - March 31, 2018	$67,197,234

Net income for the three-month period ended June 30, 2018	1,466,978

Balance - June 30, 2018	$68,664,212

Net (loss) for the three-month period ended September 30, 2018	(182,218)

Balance - September 30, 2018	$68,481,994

Members' Equity

Balance - December 31, 2018	$68,037,124

Net income for the three-month period ended March 31, 2019	1,790,204

Balance - March 31, 2019	$69,827,328

Net (loss) for the three-month period ended June 30, 2019	(192,897)

Balance - June 30, 2019	$69,634,431

Net (loss) for the three-month period ended September 30, 2019	(3,599,789)

Balance - September 30, 2019	$66,034,642

Notes to Financial Statements are an integral part of this Statement.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

OPERATING ACTIVITIES
Net income (loss)	$(2,002,482)	$3,161,458
Adjustments to reconcile net income (loss) to cash (used in) operating activities
Depreciation and amortization	3,529,356	2,323,713
Distributions in excess of earnings from investments	617,091	1,602,045
(Increase) decrease in
Accounts receivable	(2,956,690)	1,049,207
Inventory	(1,176,060)	(1,315,699)
Prepaid expenses	161,541	115,922
Derivative financial instruments	(226,499)	349,138
Increase (decrease) in
Accounts payable	(14,951)	(2,637,722)
Accrued and other liabilities	80,778	(59,195)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,987,916)	4,588,867

INVESTING ACTIVITIES
Purchase of property and equipment	(8,868,064)	(15,171,559)
Purchase of investments	(633,924)	(301,024)
NET CASH (USED IN) INVESTING ACTIVITIES	(9,501,988)	(15,472,583)

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	873,922	(179,594)
Borrowings on notes payable	47,500,000	16,673,268
Payments on notes payable	(33,099,076)	(4,574,268)
Financing costs paid	—	(95,500)
Distributions paid to members	—	(2,962,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,274,846	8,861,906

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,784,942	(2,021,810)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,697,937	5,102,959

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,482,879	$3,081,149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $830,432 and $358,769 in 2019 and 2018, respectively.	$356,215	$—
Capital expenditures in accounts payable	81,387	2,909,331

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2019 AND 2018

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for a full year.

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

The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Generally, ethanol and related products are shipped FOB shipping point and the control of the goods transfers to customers when the goods are loaded into trucks or rail cars are released to the railroad. Consideration is based on predetermined contractual prices or on current market prices.

•	sales of ethanol

•	sales of distillers grains

•	sales of distillers corn oil

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2019 AND 2018

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues ethanol	$25,563,757	$14,599,385	$62,573,333	$45,970,750
Revenues distillers grains	5,634,315	3,630,835	14,539,232	11,056,256
Revenues distillers corn oil	1,243,438	566,136	3,039,231	1,650,956
	$32,441,510	$18,796,356	$80,151,796	$58,677,962

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

When the Company performs shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized.

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

Costs of Revenues

The primary components of costs of revenues from the production of ethanol and related co-product are corn, energy (natural gas and electricity), raw materials (chemicals and denaturant), and direct labor costs.

Shipping costs on modified and wet distiller's grains are included in costs of revenues.

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
SEPTEMBER 30, 2019 AND 2018

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was $2,131 as of September 30, 2019 and December 31, 2018.

Investment in commodities contracts, derivative instruments and hedging activities

The Company is exposed to certain risks related to its ongoing business operations.  The primary risks that the Company manages by using forward or derivative instruments are price risks on anticipated purchases of corn and natural gas and the sale of ethanol, distillers grains and distillers corn oil.

The Company is subject to market risk with respect to the price and availability of corn, the principal raw material the Company uses to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to its customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of September 30, 2019, the Company is committed to purchasing approximately 1.7 million bushels of corn on a forward contract basis with an average price of $3.74 per bushel. The total corn purchase contracts represent 6% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At September 30, 2019, the Company is committed to purchasing approximately 652,000 MMBtu’s of natural gas with an average price of $2.64 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent 32% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At September 30, 2019, the Company is committed to selling approximately 32,000 dry equivalent tons of distillers grains with an average price of $127 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 15% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At September 30, 2019, the Company is committed to selling approximately 2.0 million pounds of distillers corn oil with an average price of $0.23 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2019 AND 2018

not mark these transactions to market. The distillers corn oil sales represent approximately 9% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of September 30, 2019.

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

Derivatives not designated as hedging instruments at September 30, 2019 and December 31, 2018 were as follows:

	Balance Sheet Classification	September 30, 2019	December 31, 2018*

Forward contracts in gain position		$234,377	$676
Futures contracts in gain position		20,363	175,038
Futures contracts in loss position		(52,738)	—
Total		202,002	175,714
Cash held by broker		271,761	378,291
	Current Assets	$473,763	$554,005

Forward contracts in loss position	(Current Liabilities)	$(61,734)	$(368,475)

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

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of costs of revenues and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2019 AND 2018

	Statement of Operations	Three Months Ended September 30,
	Classification	2019	2018
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(788,253)	$762,395
Forward contracts	Cost of Revenues	(424,895)	(844,490)

	Statement of Operations	Nine Months Ended September 30,
	Classification	2019	2018
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(113,672)	$1,755,445
Forward contracts	Cost of Revenues	53,655	(1,498,835)

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
SEPTEMBER 30, 2019 AND 2018

hierarchy. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal year. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

NOTE 3.     INVENTORY

Inventory consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018*
Raw materials	$4,667,113	$3,396,707
Finished goods	2,086,948	2,589,255
Work in process	802,294	514,881
Parts inventory	1,181,207	1,060,658
	$8,737,562	$7,561,501

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 6% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s June 30, 2019 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,266,000 and $1,312,000 as of September 30, 2019 and December 31, 2018, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s September 30, 2019 unaudited interim results. The carrying amount of the Company’s investment was approximately $220,000 and $266,000 as of September 30, 2019 and December 31, 2018, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s September 30, 2019 unaudited interim results. The carrying amount of the Company’s investment was approximately $5,700,000 and $5,274,000 as of September 30, 2019 and December 31, 2018, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s September 30, 2019 unaudited interim results. The carrying amount of the Company’s investment was approximately $53,000 as of September 30, 2019 and December 31, 2018.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy and Feeds, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income which is reported in the Company’s income statement for REF is based on REF’s September 30, 2019 unaudited interim results. The carrying amount of the Company’s investment was approximately $10,079,000 and $10,396,000 as of September 30, 2019 and December 31, 2018, respectively. REF commenced operations during the second quarter of 2019. Prior to then, the ethanol plant was under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $1,129,000. The excess is comprised of a basis adjustment of approximately $464,000 and capitalized interest of $665,000. The excess is amortized over 20 years when the plant becomes operational. The amortization is recorded in equity in net income of investments. Amortization was $14,416 and 24,026 for the three and nine months ended September 30, 2019.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2019 AND 2018

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	September 30, 2019	December 31, 2018
Current Assets	$248,012,529	$189,839,430
Other Assets	233,745,711	234,748,455
Current Liabilities	209,307,583	175,836,322
Long-term Liabilities	103,674,630	78,589,892
Members' Equity	168,776,027	170,161,671

	Three Months Ended
Income Statement	September 30, 2019	September 30, 2018
Revenue	$94,474,407	$60,363,855
Gross Profit	5,266,631	3,772,673
Net (Loss)	(2,645,668)	(91,453)

	Nine Months Ended
Income Statement	September 30, 2019	September 30, 2018
Revenue	$230,715,486	$190,895,421
Gross Profit	14,095,945	16,541,767
Net Income (Loss)	(2,933,142)	6,472,358

The following table shows the condensed financial information of Guardian Hankinson:

Balance Sheet	September 30, 2019	December 31, 2018
Current Assets	$17,986,800	$21,412,926
Other Assets	93,873,235	102,988,761
Current Liabilities	17,645,720	3,390,042
Long-term Liabilities	37,210,746	38,144,803
Members' Equity	57,003,569	52,353,842

	Three Months Ended
Income Statement	September 30, 2019	September 30, 2018
Revenue	$60,517,220	$56,647,869
Gross Profit	1,677,900	1,620,076
Net Income (Loss)	524,949	(627,787)

	Nine Months Ended
Income Statement	September 30, 2019	September 30, 2018
Revenue	$182,761,442	$180,415,511
Gross Profit	8,284,287	10,581,169
Net Income	4,771,534	5,455,699

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2019 AND 2018

The following table shows the condensed financial information of Ring-neck Energy & Feed:

Balance Sheet	September 30, 2019	December 31, 2018
Current Assets	$13,381,722	$1,018,076
Other Assets	137,635,508	128,668,387
Current Liabilities	4,774,475	5,724,979
Long-term Liabilities	66,463,884	40,414,089
Members' Equity	79,778,871	83,547,395

	Three Months Ended
Income Statement	September 30, 2019	September 30, 2018
Revenue	$30,246,280	$—
Gross Profit	1,345,363	—
Net (Loss)	(3,756,247)	(84,776)

	Nine Months Ended
Income Statement	September 30, 2019	September 30, 2018
Revenue	$37,070,921	$—
Gross (Loss)	(594,383)	—
Net (Loss)	(9,124,363)	(162,667)

The Company recorded equity in net income of approximately $52,000 and $427,000 from GH for the three and nine months ended September 30, 2019. The Company recorded equity in net income (loss) of approximately $(63,000) and $546,000 from GH for the three and nine months ended September 30, 2018, respectively. The Company recorded equity in net (loss) of approximately ($444,000) and ($952,000) from REF for the three and nine months ended September 30, 2019, respectively. The Company recorded equity in net (loss) of approximately $(11,000) and $(18,000) from REF for the three and nine months ended September 30, 2018, respectively. The Company recorded equity in net income of approximately $42,000 and $99,000 from its other investments for the three and nine months ended September 30, 2019, respectively. The Company recorded equity in net income of approximately $43,000 and $80,000 from its other investments for the three and nine months ended September 30, 2018, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.10% at September 30, 2019. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2021. On September 30, 2019, Dakota Ethanol had $0 outstanding and approximately $5,281,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6.    LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.35% at September 30, 2019. On September 30, 2019, Dakota Ethanol had $6,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. This loan was amended on October 21, 2019. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2019 AND 2018

1, 2021 until the maximum balance reaches $26,000,000 on July 1, 2024. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.35% at September 30, 2019. The note contains a non-use fee of 0.50% on the unused portion of the note. On September 30, 2019, Dakota Ethanol had $33,000,000 outstanding and $7,000,000 available to be drawn on the note.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company.

The balances of the notes payable are as follows:

	September 30, 2019	December 31, 2018*
Notes Payable - FCSA
Revolving note	$33,000,000	$17,600,000
Term note	6,000,000	7,000,000
Less unamortized debt issuance costs	(11,667)	(14,632)
	38,988,333	24,585,368
Less current portion	(1,000,000)	(1,000,000)
	$37,988,333	$23,585,368
*Derived from audited financial statements

Principal maturities for the next five years are estimated as follows:

Years Ending September 30,	Principal
2020	$1,000,000
2021	1,000,000
2022	1,000,000
2023	4,500,000
2024	4,500,000
thereafter	27,000,000

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
SEPTEMBER 30, 2019 AND 2018

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
September 30, 2019

Assets:
Derivative financial instruments,
futures contracts	$20,363	$9,563	$10,800	$—
forward contracts	$234,377	$—	$234,377	—
Liabilities:
Derivative financial instruments,
futures contracts	$(52,738)	$(52,738)	$—	$—
forward contracts	$(61,734)	$—	$(61,734)	$—

December 31, 2018*

Assets:
Derivative financial instruments,
futures contracts	$175,038	$175,038	$—	$—
forward contracts	$676	$—	$676	—
Liabilities:
Derivative financial instruments,
futures contracts	$—	$—	$—	$—
forward contracts	$368,475	$—	$368,475	$—

*Derived from audited financial statements.

During the three and nine months ended September 30, 2019, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of September 30, 2019 and December 31, 2018, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2019.

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
SEPTEMBER 30, 2019 AND 2018

The Company believes the carrying amount of cash and cash equivalents (level 1), accounts receivable (level 2), other receivables (level 2), accounts payable and accruals (level 2) and short-term debt (level 3) approximates fair value.

The carrying amount of long-term obligations (level 3) at September 30, 2019 of $39,000,000 had an estimated fair value of approximately $39,000,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2018 of $24,600,000 had an estimated fair value of approximately $24,600,000.

NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 6% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Revenues and marketing fees related to the agreements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues ethanol	$25,602,911	$14,670,012	$62,706,692	$46,132,851
Revenues distillers dried grains	2,158,001	1,072,862	3,333,325	1,687,934
Revenues corn oil	1,253,882	570,841	3,064,398	1,665,261
Marketing fees ethanol	60,960	65,865	182,880	197,595
Marketing fees distillers dried grains	16,338	8,115	25,278	11,853
Marketing fees corn oil	10,431	4,726	25,007	14,250

	September 30, 2019	December 31, 2018*
Amounts due included in accounts receivable	$3,700,131	$836,798
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases during the three and nine months ended September 30, 2019 totaled approximately $410,000 and $1,410,000, respectively. Purchases during the three and nine months ended September 30, 2018 totaled approximately $319,000 and $1,181,000, respectively. As of September 30, 2019 and December 31, 2018, the amount we owed to related parties was approximately $27,000 and $37,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2019, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2018, included in the Company's Annual Report on Form 10-K for 2018.

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

On October 21, 2019, we entered into a Second Amendment to Amended and Restated Credit Agreement (the "Loan Amendment") with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA ("FCSA"). In the Loan Amendment, we extended the maturity date of our $10 million revolving loan to November 1, 2021, we also extended the date when the available balance of our $40 million revolving loan starts to decrease from January 1, 2020 to January 1, 2021.

Results of Operations

Comparison of the Fiscal Quarters Ended September 30, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the fiscal quarters ended September 30, 2019 and 2018:

	2019		2018
Income Statement Data	Amount	%	Amount	%
Revenues	$32,441,510	100.0	$18,796,356	100.0

Cost of Revenues	34,256,712	105.6	18,078,236	96.2

Gross Profit (Loss)	(1,815,202)	(5.6)	718,120	3.8

Operating Expense	971,662	3.0	872,053	4.6

(Loss) from Operations	(2,786,864)	(8.6)	(153,933)	(0.8)

Other Income (Expense)	(812,925)	(2.5)	(28,285)	(0.2)

Net (Loss)	$(3,599,789)	(11.1)	$(182,218)	(1.0)

Revenues

Revenue from ethanol sales increased by approximately 75% during our third quarter of 2019 compared to the same period of 2018. Revenue from distillers grains sales increased by approximately 55% during our third quarter of 2019 compared to the same period of 2018. Revenue from corn oil sales increased by approximately 120% during our third quarter of 2019 compared to the same period of 2018.

Ethanol

Our ethanol revenue was approximately $10,964,000 greater during our third quarter of 2019 compared to our third quarter of 2018, an increase of approximately 75%. This increase in ethanol revenue was due to an increase in the amount of ethanol we sold due in part to our plant expansion project along with a higher average price we received for the ethanol we sold during our third quarter of 2019 compared to our third quarter of 2018. We sold approximately 58% more gallons of ethanol during our third quarter of 2019 compared to the same period of 2018, an increase of approximately 7,011,000 gallons. Management anticipates increased ethanol production and sales during the remainder of our 2019 fiscal year and into our 2020 fiscal year due to the completion of our plant expansion project.

The average price we received for our ethanol was higher on a per gallon basis during our third quarter of 2019 compared to our third quarter of 2018, with an increase of approximately 11%. Management attributes this increase in ethanol prices with higher corn prices and less ethanol supply in the market due to ethanol plants ceasing operations during our third quarter of 2019. The ethanol industry experienced demand destruction domestically as a result of certain small refinery exemptions the EPA allowed during 2018 and 2019. These exemptions reduced the amount of ethanol that was required to be blended during these years under the Renewable Fuels Standard (RFS) which resulted in significantly less ethanol demand. The existence of these exemptions came to light during 2018. This demand destruction negatively impacted operating margins in the ethanol industry which resulted in some ethanol producers ceasing operations. During June 2019, the EPA approved regulations which allow the use of E15 blends during the entire year which management believes may lead to additional ethanol demand in the future. However, management believes that additional demand from E15 will be less than the demand which was lost due to the small refinery exemptions issued by the EPA in 2018 and 2019.

Distillers Grains

Our total distillers grains revenue was approximately 55% greater during our third quarter of 2019 compared to the same period of 2018, due primarily to increased overall production at the plant due to our expansion project. We sold approximately 51% more total tons of distillers grains during our third quarter of 2019 compared to the same period of 2018 due to increased production at the plant.

The average price we received for our dried distillers grains was approximately 3% less during our third quarter of 2019 compared to the same period of 2018, a decrease of approximately $4 per ton. Management attributes the decrease in dried distillers grains prices during the third quarter of 2019 with softer distillers grains export demand. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 6% greater for our third quarter of 2019 compared to the same period of 2018, an increase of approximately $8 per ton. Management attributes this increase in modified/wet distillers grains prices with higher corn prices locally which impacts modified distillers grains prices which are primarily used in our local market. Management anticipates that distillers grains prices will remain stable for the near future unless we experience an increase in export demand for distillers grains or domestic ethanol production decreases which could reduce the supply of distillers grains in the market. Management anticipates increased distillers grains production and sales during the remainder of our 2019 fiscal year and into our 2020 fiscal year due to our plant expansion project.

Corn Oil

Our total pounds of corn oil sold increased by approximately 121% during our third quarter of 2019 compared to the same period of 2018, an increase of approximately 2,852,000 pounds, primarily due to increased overall production due to our plant expansion project along with improved corn oil extraction efficiency. Management anticipates increased corn oil production for the remainder of our 2019 fiscal year and into our 2020 fiscal year due to our plant expansion project.

The average price per pound we received for our corn oil was slightly less for our third quarter of 2019 compared to the same period of 2018. The decrease in price is related to decreased biodiesel demand which negatively impacts corn oil demand as corn oil is used as a feedstock for biodiesel production. Management expects corn oil prices to decrease for the rest of our 2019 fiscal year due to uncertainty in the biodiesel industry which is a significant source of corn oil demand.

Cost of Revenues

The primary raw materials we use to produce ethanol and distillers grains are corn and natural gas.

Corn

Our cost of revenues relating to corn was approximately 109% greater for our third quarter of 2019 compared to the same period of 2018 due to increased corn bushels used along with higher market corn costs per bushel during the 2019 period.

We consumed approximately 58% more bushels of corn during our third quarter of 2019 compared to the same period of 2018 due to increased production at the ethanol plant from our plant expansion project. Management anticipates that our corn consumption will increase during our 2019 fiscal year and into our 2020 fiscal year as we anticipate increased ethanol production.

Our average cost per bushel of corn increased by approximately 33% for our third quarter of 2019 compared to our third quarter of 2018. Management attributes the increased corn cost per bushel to unfavorable weather conditions during our 2019 fiscal year which included a significant amount of snow along with wet weather which delayed planting, potentially impacting the amount of corn which will be harvested in 2019. Further, poor weather conditions have resulted in a late harvest in the fall of 2019 which may further impact market corn prices. Management anticipates that corn prices will remain higher for the rest of our 2019 fiscal year and into our 2020 fiscal year.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $293,000, an increase of approximately 35%, for our third quarter of 2019 compared to our third quarter of 2018. This increase was due to increased natural gas consumption from our plant expansion project, partially offset by lower natural gas costs per MMBtu due to stable market factors which resulted in lower natural gas prices during our third quarter of 2019 compared to the same period of 2018.

Our average cost per MMBtu of natural gas during our third quarter of 2019 was approximately 20% lower compared to our third quarter of 2018. The volume of natural gas we consumed was approximately 68% greater during our third quarter of 2019 compared to the same period of 2018 due primarily to increased production at the ethanol plant. Management anticipates increased natural gas consumption during the remaining quarter of our 2019 fiscal year and into our 2020 fiscal year due to our plant expansion project coming online.

Operating Expenses

Our operating expenses were greater for our third quarter of 2019 compared to the same period of 2018 due primarily to increased wages and benefit costs in connection with our plant expansion.

Other Income and Expense

We had higher interest expense during our third quarter of 2019 compared to the same period of 2018 due to our plant expansion project. We were capitalizing interest in previous periods when our expansion project was under construction. Our earnings from our investments were less during our third quarter of 2019 compared to the same period of 2018 due to decreased profitability in the ethanol industry. Most of our investments are in companies involved in the ethanol industry.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the nine months ended September 30, 2019 and 2018:

	2019		2018
Income Statement Data	Amount	%	Amount	%
Revenues	$80,151,796	100.0	$58,677,962	100.0

Cost of Revenues	78,218,717	97.6	53,282,450	90.8

Gross Profit	1,933,079	2.4	5,395,512	9.2

Operating Expense	2,906,424	3.6	2,847,557	4.9

Income (Loss) from Operations	(973,345)	(1.2)	2,547,955	4.3

Other Income (Expense)	(1,029,137)	(1.3)	613,503	1.0

Net Income (Loss)	$(2,002,482)	(2.5)	$3,161,458	5.4

Revenues

Revenue from ethanol sales increased by approximately 36% during the nine months ended September 30, 2019 compared to the same period of 2018. Revenue from distillers grains sales increased by approximately 32% during the nine months ended September 30, 2019 compared to the same period of 2018. Revenue from corn oil sales increased by approximately 84% during the nine months ended September 30, 2019 compared to the same period of 2018.

Ethanol

Our ethanol revenue was approximately $16,603,000 greater during our nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, an increase of approximately 36%. This increase in ethanol revenue was due primarily to an increase in the volume of ethanol we sold along with an increase in the average price we received per gallon of ethanol sold during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. We sold approximately 34% more gallons of ethanol during the nine months ended September 30, 2019 compared to the same period of 2018, an increase of approximately 12,065,000 gallons, due to increased production at the plant following completion of our plant expansion project.

The average price we received for our ethanol was approximately $0.02 greater per gallon during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, an increase of approximately 2%. Management attributes this increase in ethanol prices with higher corn prices and decreased market supply of ethanol as some ethanol producers reduced production or ceased operations during the nine months ended September 30, 2019.

Distillers Grains

Our total distillers grains revenue was approximately 32% greater during the nine months ended September 30, 2019 compared to the same period of 2018 due to increased total production and increased modified distillers grains prices, partially offset by lower dried distillers grains prices. We sold approximately 27% more total tons of distillers grains during the nine months ended September 30, 2019 compared to the same period of 2018 due to increased overall production at the ethanol plant due to our plant expansion project.

The average price we received for our dried distillers grains was approximately 10% less during the nine months ended September 30, 2019 compared to the same period of 2018, a decrease of approximately $14 per ton. Management attributes the decrease in dried distillers grains prices during the nine months ended September 30, 2019 to increased supply following completion of our plant expansion project. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 8% greater for the nine months ended September 30, 2019 compared to the same period of 2018, an increase of approximately $10 per ton. Management attributes this increase in modified/wet distillers grains prices with a stronger local market due to increases in prices of corn and soybean meal.

Corn Oil

Our total pounds of corn oil sold increased by approximately 75% during the nine months ended September 30, 2019 compared to the same period of 2018, an increase of approximately 5,379,000 pounds, primarily due to increased overall production and improved corn oil extraction efficiency.

The average price per pound we received for our corn oil was approximately 5% greater for the nine months ended September 30, 2019 compared to the same period of 2018. The increase in our average corn oil price is related to higher crude oil prices.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 58% greater for the nine months ended September 30, 2019 compared to the same period of 2018 due to increased corn bushels used due to the plant expansion project along with higher corn costs per bushel during the 2019 period.

Our average cost per bushel of corn increased by approximately 18% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. We consumed approximately 33% more bushels of corn during the nine months ended September 30, 2019 compared to the same period of 2018. Management attributes the increased corn cost per bushel to unfavorable weather conditions during our 2019 fiscal year which included a significant amount of snow along with wet weather which delayed planting, potentially impacting the amount of corn which will be harvested in 2019. Further, poor weather conditions have resulted in a late harvest in the fall of 2019 which may further impact market corn prices. Management anticipates that corn prices will remain higher for the rest of our 2019 fiscal year and into our 2020 fiscal year.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $569,000, an increase of approximately 21%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was due to increased natural gas consumption, partially offset by lower natural gas prices per MMBtu during the nine months ended September 30, 2019 compared to the same period of 2018.

Our average cost per MMBtu of natural gas during the nine months ended September 30, 2019 was approximately 12% less compared to the cost per MMbtu for the nine months ended September 30, 2018. Management attributes this decrease in our average natural gas costs with generally lower natural gas prices in 2019.

The volume of natural gas we used increased by approximately 37% during the nine months ended September 30, 2019 compared to the same period of 2018 due primarily to increased production due to our plant expansion project.

Operating Expenses

Our operating expenses were greater for the nine months ended September 30, 2019 compared to the same period of 2018 due primarily to increased wage and benefit expenses related to increases in staff from our plant expansion.

Other Income and Expense

We had less earnings on our investments during the nine months ended September 30, 2019 compared to the same period of 2018 due to decreased profitability in the ethanol industry. We had more interest expense during the nine months ended September 30, 2019 compared to the same period of 2018 because we were capitalizing interest on our expansion project until it was completed during our second quarter of 2019.

Changes in Financial Condition for the Nine Months Ended September 30, 2019

Current Assets

Our cash on hand at September 30, 2019 was greater compared to December 31, 2018 due to timing of the quarter end and larger checks we had outstanding in excess of our bank accounts. We had more accounts receivable at September 30, 2019 compared to December 31, 2018 due to the timing of our quarter end and the payments related to the shipments of our products in addition to the increased sales from our expansion. The value of our inventory was greater at September 30, 2019 compared to December 31, 2018 due to increased corn inventory for our expansion. The asset value of our derivative instruments was less at September 30, 2019 compared to December 31, 2018 due to recent corn price changes which impacted our derivative instruments. We had less prepaid expenses at September 30, 2019 compared to December 31, 2018 due to amortization of our insurance premiums.

Property and Equipment

The value of our property and equipment was higher at September 30, 2019 compared to December 31, 2018 as a result of capital expenditures for the plant expansion during our 2019 fiscal year.

Other Assets

The value of our investments was greater at September 30, 2019 compared to December 31, 2018 due to additional investment in Ring-neck Energy & Feed, LLC along with fewer cash distributions in excess of earnings from our investments.

Current Liabilities

We had more outstanding checks in excess of bank balances at September 30, 2019 compared to December 31, 2018 due to the increased price of corn at September 30, 2019. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was lower at September 30, 2019 compared to December 31, 2018 due primarily to decreased corn payments at September 30, 2019 compared to December 31, 2018. Our accrued liabilities were greater at September 30, 2019 compared to December 31, 2018 due to more accrued interest expense.

Long-Term Liabilities

Our long-term liabilities were greater at September 30, 2019 compared to December 31, 2018 due to borrowing related to our plant expansion project.

Liquidity and Capital Resources

Our main sources of liquidity are cash from our continuing operations, distributions we receive from our investments and amounts we have available to draw on our revolving credit facilities. Management does not anticipate that we will need to raise additional debt or equity financing in the next twelve months and management believes that our current sources of liquidity will be sufficient to continue our operations during that time period. We anticipate that any capital expenditures we undertake will be paid out of cash from operations and existing loans, and will not require any additional debt or equity financing.

Currently, we have two revolving loans which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of September 30, 2019, we had $39,000,000 outstanding and $12,281,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by operating activities	$(1,987,916)	$4,588,867
Net cash (used in) investing activities	(9,501,988)	(15,472,583)
Net cash provided by financing activities	15,274,846	8,861,906

Cash Flow From Operations. Our operating activities provided less cash during the nine months ended September 30, 2019 compared to the same period of 2018, due primarily to reduced net income during the 2019 period along with an increase in accounts receivable which reduced cash.

Cash Flow From Investing Activities. Our investing activities used less cash during the nine months ended September 30, 2019 compared to the same period of 2018, due to fewer capital expenditures since we were nearing completion of our plant expansion project during the 2019 period along with an additional investment we purchased in Ring-neck Energy & Feed, LLC.

Cash Flow From Financing Activities. Our financing activities provided more cash during the nine months ended September 30, 2019 compared to the same period of 2018, due primarily to increased cash we received from our debt instruments to fund our plant expansion project and reduction of distributions paid partially offset by increased payments on our outstanding debt instruments.

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

On October 21, 2019, we entered into a Second Amendment to Amended and Restated Credit Agreement (the "Loan Amendment") with FCSA. In the Loan Amendment, we extended the maturity date of our $10 million revolving loan to November 1, 2021, we also extended the date when the available balance of our $40 million revolving loan starts to decrease from January 1, 2020 to January 1, 2021.

Operating Line

On February 6, 2018, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in an amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.10% at September 30, 2019. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2021. On September 30, 2019, Dakota Ethanol had $0 outstanding and $5,281,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2021 until the maximum balance reaches $26,000,000 on July 1, 2024. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.35% at September 30, 2019. The note contains a non-use fee of 0.50% on the unused portion of the note. On September 30, 2019, Dakota Ethanol had $33,000,000 outstanding and $7,000,000 available to be drawn on the note.

2017 Term Loan

On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August

1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 5.35% at September 30, 2019. On September 30, 2019, Dakota Ethanol had $6,000,000 outstanding on the note.

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

As of September 30, 2019, we were in compliance with all of our loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill. The Company performs a quantitative analysis that tests for impairment. The second step, if necessary, measures the impairment. The Company performs the annual analysis as of December 31 of each fiscal year.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of September 30, 2019, we had $39,000,000 outstanding on our variable interest rate loans with interest accruing at a rate of 5.35%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of September 30, 2019, would be approximately $82,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $1,213,000 related to derivative instruments for the quarter ended September 30, 2019. We recorded a combined increase to our cost of revenues of approximately $82,000 related to derivative instruments for the quarter ended September 30, 2018. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of September 30, 2019, we were committed to purchasing approximately 1.7 million bushels of corn with an average price of $3.74 per bushel. These corn purchases represent approximately 6% of our project plant corn usage for the next 12 months.

As of September 30, 2019, we were committed to purchasing approximately 652,000 MMBtus of natural gas with an average price of $2.64 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 32% of the projected annual plant requirements.

As of September 30, 2019, we were committed to selling approximately 32,000 dry equivalent tons of distillers grains with an average price of $127 per ton. The distillers grains sales represent approximately 15% of the projected annual plant production.

As of September 30, 2019, we were committed to selling approximately 2.0 million pounds of distillers corn oil with an average price of $0.23 per pound.  The distillers corn oil sales represent approximately 9% of the projected annual plant production.

We do not have any firm-priced sales commitments for ethanol as of September 30, 2019.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2019. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$13,800,000
Corn	28,671,665	Bushels	10%	$11,411,323
Natural Gas	1,418,234	MMBTU	10%	$300,666

For comparison purposes, our sensitivity analysis for our quarter ended September 30, 2018 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$5,985,000
Corn	16,296,308	Bushels	10%	$4,693,337
Natural Gas	561,250	MMBTU	10%	$151,538

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Second Amendment to Amended and Restated Credit Agreement Dated October 21, 2019*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	November 14, 2019	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2019	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)