Form 10-K
period 2020-02-09
LAKE AREA CORN PROCESSORS LLC
filed 2020-03-05
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 000-50254

LAKE AREA CORN PROCESSORS, LLC
(Exact name of registrant as specified in its charter)

South Dakota	46-0460790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46269 SD Highway 34 P.O. Box 100 Wentworth, South Dakota	57075
(Address of principal executive offices)	(Zip Code)

(605) 483-2676
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with an new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2019, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's membership units held by non-affiliates of the registrant was $14,311,625 computed by reference to the most recent public offering price on Form S-4.

As of March 5, 2020, there were 29,620,000 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2019). This information statement is referred to in this report as the 2020 Information Statement.

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

PART I

ITEM 1.    BUSINESS.

Overview

Lake Area Corn Processors, LLC is a South Dakota limited liability company that owns and manages an ethanol plant that has a nameplate production capacity of 90 million gallons of ethanol per year through its wholly-owned subsidiary Dakota Ethanol, L.L.C. The ethanol plant currently produces at rates in excess of 90 million gallons of ethanol per year. The ethanol plant is located near Wentworth, South Dakota. Lake Area Corn Processors, LLC is referred to in this report as "LACP," the "Company," "we," or "us." Dakota Ethanol, L.L.C. is referred to in this report as "Dakota Ethanol" or the "ethanol plant."

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

During our 2019 fiscal year, we completed a plant expansion project which expanded our production capacity to approximately 90 million gallons of ethanol per year. The cost of the expansion was approximately $36 million. As a result of the plant expansion project, results of prior years may be materially different from future years.

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

Product	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Ethanol	78%	77%	79%
Distillers Grains	18%	20%	17%
Corn Oil	4%	3%	4%

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

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market. In recent years, other than 2019, the United States has experienced increased ethanol exports. This increase in ethanol exports followed a conscious effort by the United States ethanol industry to expand ethanol exports along with lower ethanol prices which encouraged exports. During 2019, the primary export markets served by the United States ethanol industry were Mexico, Vietnam, Indonesia, European Union, Canada, Brazil, India, and South Korea. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. Both Brazil and China, each a major source of export demand in the past, instituted tariffs on ethanol produced in the United States during 2018. The imposition of these tariffs has resulted in a decline in demand from these top importers requiring United States producers to seek out alternative markets.

In addition, continuing trade disputes and tensions with China has negatively impacted ethanol and distiller grains exports. The tariffs imposed by the Chinese have essentially closed this market to both United States ethanol and distiller grains. Demand from other countries has not been sufficient to offset the loss of the Chinese market.

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

Distillers Grains

Distillers grains are primarily used as animal feed. Distillers grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distillers grains exports have increased in recent years as distillers grains have become a more accepted animal feed. Currently, the United States ethanol industry exports a significant amount of distiller grains. During 2019, the largest importers of United States distiller grains were Mexico, Vietnam, Indonesia, South Korea and the European Union. During 2016, China began an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties.  The anti-dumping duties range from 42.2% to 53.7%, and the final anti-subsidy tariffs range from 11.2% to 12%. The trade actions taken by the Chinese have resulted in further declines in distillers grains demand and prices. The significant reduction in distillers grains exports to China requires United States distillers grains producers to seek out alternative markets.

We anticipate that the vast majority of our distillers grains will continue to be sold in the domestic market due to our plant's location. Further, management anticipates that we will continue to sell a large proportion of our distillers grains in the modified/wet form which is marketed locally.

Corn Oil

The primary markets for corn oil are the industrial chemicals market, animal feeding market and the biodiesel production market. Corn oil demand was lower during 2019 due to less biodiesel production. This biodiesel blenders' tax credit expired at the end of 2017. However, on December 20, 2019, the biodiesel blenders' tax credit was reinstated retroactively for 2018 and 2019 after it expired at the end of 2017, and a forward looking extension was included for the years 2020, 2021, and 2022. Since corn oil can be used as a feedstock to produce biodiesel, when biodiesel production increases it has a positive impact on corn oil prices. However, additional corn oil supply has continued to enter the market which has negatively impacted corn oil prices. The market for corn oil is expected to continue to shift as changes in supply and demand of corn oil interact. Our corn oil is primarily marketed in the United States and we do not expect that significant exports of corn oil will occur in the near future.

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

We market a portion of our distillers grains to our local market without the use of an external marketer. Currently, we market approximately 74%, based on volume, of our distillers grains internally. Shipments of these products are made to local markets by truck. This has allowed us to sell less distillers grains in the form of dried distillers grains which has decreased our natural gas usage and improved our margins from the sale of distillers grains.

Corn Oil Distribution

We market all of our corn oil through RPMG. Our corn oil marketing agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed. We pay RPMG a commission based on each pound of our corn oil that is sold by RPMG.

New Products and Services

We did not introduce any new products or services during our 2019 fiscal year.

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

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol, distillers grains and corn oil is corn.  The plant operates in excess of its nameplate capacity of 90 million gallons of ethanol per year, producing approximately 92 million gallons of ethanol annually from approximately 31 million bushels of corn.  The area surrounding the ethanol plant usually provides an ample supply of corn to meet and exceed our raw material requirements for the production capacity of the plant.

Corn prices have been volatile in recent years due to changes in corn demand as well as yield and production fluctuations that have had a significant impact on corn prices. Corn prices were higher during our 2019 fiscal year as a result of a decrease in the amount of corn production in 2019 in our local corn draw area. As a result of recent unfavorable corn crops, we have had difficulty securing the corn we need to operate the ethanol plant at prices that have allowed us to operate profitably. As we experienced during 2012, an unfavorable corn crop can have a significant negative impact on our profitability. We could experience a drought or other unfavorable weather conditions during our 2020 fiscal year which could impact the price we pay for corn and could negatively impact the availability of corn near our plant. If we continue to experience a localized shortage of corn, we may be forced to purchase corn from producers located farther away from our ethanol plant which can increase our transportation costs. In addition, if new corn customers enter the market, it can increase demand for corn which could result in higher corn prices. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

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

Natural Gas

Natural gas is an important input to our manufacturing process.  We purchase our natural gas on the open market and the price for our natural gas is based on market rates. We have a contract with Northern Natural Gas for the interstate transportation of our natural gas. We contract with NorthWestern Energy for the local transportation of our natural gas. Both contracts expire in 2028. We have had no interruptions or shortages in the supply of natural gas to the plant since operations commenced in 2001. We anticipate that we will be able to purchase sufficient natural gas to continue to operate the ethanol plant during our 2020 fiscal year.

Electricity

Electricity is necessary for lighting and powering much of the machinery and equipment used in the production process. We contract with Sioux Valley Energy, Inc. to provide all of the electric power and energy requirements for the ethanol plant. We have had no interruptions or shortages in the supply of electricity to the plant since operations commenced in 2001.

Water

Water is a necessary part of the ethanol production process. It is used in the fermentation process and to produce steam for the cooking, evaporation, and distillation processes. We contract with Big Sioux Community Water System, Inc. to meet our water requirements. Our current agreement with Big Sioux is for a five-year term commencing in December 2014 and is renewable for additional five year terms. The agreement was modified in February 2020 and expires in 2025. Since our operations commenced in September 2001, we have had no interruption in the supply of water and all of our requirements have been met.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, payments on our credit facilities, distributions to our members and capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations and investments as well as our revolving lines of credit with our primary lender, FCSA. For our 2020 fiscal year, we anticipate using cash from our operations and our credit facilities to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2020 fiscal year and beyond.

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

Our Competition

Ethanol Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distillers grains and corn oil customers and raw material suppliers. As of December 3, 2019, the Renewable Fuels Association estimates that there are 212 ethanol production facilities in the United States with capacity to produce approximately 16.6 billion gallons of ethanol per year. According to RFA estimates, approximately 9% of the ethanol production capacity in the United States was not operating as of December 3, 2019. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 800
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Total
Archer Daniels Midland	1,616	10%
POET Biorefining	1,711	10%
Green Plains Renewable Energy	1,111	7%
Valero Renewable Fuels	1,697	10%
Flint Hills Resources	840	5%
Updated: December 3, 2019

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

The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Recently, the EPA has been granting small refinery exemptions from the RFS while not using its authority to waive the RFS statutory volume requirements. These small refinery exemptions created unallocated gallons reducing the corn-based conventional biofuel RFS requirements by 2.25 billion gallons in 2018 and 2 billion gallons in 2019. These small refinery exemptions have had a significant negative impact on domestic demand for ethanol and have resulted in negative operating margins in the ethanol industry.

On November 30, 2018, the final RVO for 2019 was set at 19.29 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. However, the EPA did not address small refinery exemptions in its 2019 RVO release. In addition, the EPA did not address the reallocation of 500 million gallons from the 2016 RVO which was ordered by a federal court in a recent lawsuit. In June 2019, the EPA proposed an RVO of 20.04 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 19, 2019, the final RVO for 2020 was set at 20.09 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. The ethanol industry has been pushing the EPA and the Trump administration to reverse the effects of these small refinery waivers which we believe are the reason for the poor operating margins during 2018 and 2019.

In February 2010, the EPA issued new regulations governing the RFS. These new regulations are called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant has a baseline production volume that was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement. With our recent expansion, we are producing above our baseline volume and are required to prove compliance with the lifecycle greenhouse gas reductions on those gallons. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane which could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

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

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, the approval of E15 by the EPA has not had an immediate impact on ethanol demand in the United States. In June 2019, the Trump Administration approved the use of E15 year-round which has somewhat expanded the use of E15, but has not been significant enough to offset demand losses which resulted from the small refinery waivers from the RFS.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2019 fiscal year, our costs of environmental compliance were approximately $224,000. We anticipate that our environmental compliance costs will be approximately $240,000 during our 2020 fiscal year. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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

In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. This tariff and quota have reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States. Recently Brazil announced it may remove this tariff. In addition, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45% and ultimately to 70%. Due to other recent tariff activity between the United States and China, management does not expect these Chinese tariffs to be removed in the near term. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for United States ethanol producers.

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

Employees

As of December 31, 2019, we had 43 full-time employees. We do not expect the number of employees to materially change in the next 12 months.

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

Risks Relating to Our Business

The EPA issued small refinery exemption waivers to the RFS requirement which has resulted in demand destruction and negatively impacted profitability in the ethanol industry. During 2019, the ethanol industry learned that the EPA has been issuing small refinery waivers to the ethanol use requirements in the RFS. In previous years, when the EPA issued small refinery exemption waivers, the EPA reallocated the waived gallons to other refiners. The EPA under the Trump Administration was granting significantly more waivers than in the past and was not reallocating the waived gallons to other refiners. These actions have resulted in demand destruction in 2018 and 2019 which led to reduced market ethanol prices and negative operating margins in the ethanol industry. This reduction in ethanol demand has negatively impacted the profitability of our operations. We believe that these small refinery exemptions will continue to be granted by the EPA and that it will continue to negatively impact profitability in the ethanol industry which could reduce or eliminate the value of our units.

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

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. We require a significant amount of corn to operate the ethanol plant at capacity. In recent years, other than in our 2019 fiscal year, the supply of corn in the market has been higher and we have not had difficulty securing the corn we require at prices that allow us to operate profitably. However, poor weather conditions can have a significant impact on corn production. If the corn crop harvested in future years is smaller than we have recently experienced, it is possible that we could experience corn shortages which could negatively impact our ability to operate the ethanol plant. We may also experience a shortage of corn in our local market which may not increase national corn prices but may require us to increase our corn basis in order to attract corn which can impact our overall corn costs. If we are unable to secure the corn we require to continue to operate the ethanol plant, or we are unable to secure corn at prices that allow us to operate profitably, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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

Risks Related to Ethanol Industry

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. During 2019 we experienced excess ethanol supply compared to demand which negatively impacted profitability in the industry. The United States benefited from additional exports of ethanol in recent years which may not continue to occur during our 2020 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2020 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower domestic or foreign demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

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

Decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of December 3, 2019, there are 212 ethanol plants in the United States with capacity to produce approximately 16.6 billion gallons of ethanol per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 9% of the ethanol production capacity in the United States was idled as of December 3, 2019. Further, ethanol demand may be negatively impacted by reductions in the RFS. While the United States is currently exporting ethanol which has generally resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

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

If exports of ethanol are reduced, including as a result of the imposition by tariffs on U.S. ethanol, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2019 fiscal year with exports of ethanol, which has generally over the recent years increased demand for our ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may not continue, as happened in 2019. Further, in 2017 both Brazil and China implemented tariffs on ethanol produced in the United States. These tariffs have resulted in decreased demand for ethanol from these countries which has negatively impacted ethanol prices in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

Distillers grains demand and prices may continue to be negatively impacted by the Chinese antidumping and countervailing duty investigation. China was historically the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. In January 2017, the Chinese set the final anti-dumping duties from 42.2% to 53.7%, and set the final anti-subsidy tariffs from 11.2% to 12%. Both during the investigation and after the announcement of the duty, distillers grains demand and prices have been negatively impacted. While we expect China to continue to import some distillers grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distillers grains demand and prices. This reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. On December 19, 2019, the EPA released its final rule and set the 2020 total volume obligation at 20.09 billion gallons of which 15.0 billion gallons could be met by corn-based ethanol. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress in the future, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer. We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. In April of 2018, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45% and ultimately 70%.  We cannot estimate the exact effect this tariff increase will have on the overall domestic ethanol market.  However, the increased tariff is expected to reduce overall United States ethanol export demand, which could have a negative effect on domestic ethanol prices.

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

Unit Holders

As of March 5, 2020, we had 29,620,000 membership units issued and outstanding and a total of approximately 1,062 unit holders.

Bid and Asked Prices

The following table contains information concerning completed unit transactions that occurred during our last two fiscal years. Our bulletin board trading system does not track bid and asked prices and therefore we only have information concerning completed unit transactions.

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2018	$3.30	$3.40	$3.32	177,000
Second Quarter 2018	3.20	3.30	3.26	49,000
Third Quarter 2018	3.12	3.29	3.21	48,000
Fourth Quarter 2018	3.21	3.26	3.22	27,500
First Quarter 2019	3.09	3.25	3.15	23,000
Second Quarter 2019	3.00	3.10	3.02	54,500
Third Quarter 2019	2.75	2.80	2.79	31,500
Fourth Quarter 2019	2.40	2.50	2.43	29,000

Distributions

Our board of managers has complete discretion over the timing and amount of distributions to our unit holders subject to certain restrictions in our credit agreements and our operating agreement. Our expectations with respect to our ability to make future distributions are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Distributions are restricted by certain loan covenants in our credit agreements with Farm Credit.

Performance Graph

The following graph shows a comparison of cumulative total member return since December 31, 2014, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on December 31, 2014. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

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

ITEM 6.     SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data, which is derived from our audited financial statements for the periods indicated. The selected consolidated balance sheet financial data as of December 31, 2017, 2016 and 2015 and the selected consolidated income statement data and other financial data for the years ended December 31, 2016 and 2015 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of December 31, 2019 and 2018 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended December 31, 2019 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with (i) the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K; (ii) "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations"; and (iii) "Item 1A - Risk Factors" found elsewhere in this Form 10-K. Among other things, those items include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2019	2018	2017	2016	2015
Revenues	$115,986,821	$74,703,630	$84,821,788	$88,812,550	$88,997,947
Cost of Revenues	114,687,231	68,619,694	76,253,945	76,097,861	81,445,770
Gross Profit	1,299,590	6,083,936	8,567,843	12,714,689	7,552,177
Operating Expense	4,060,343	3,837,659	3,717,291	3,642,087	1,827,789
Income (Loss) From Operations	(2,760,753)	2,246,277	4,850,552	9,072,602	5,724,388
Other Income (Expense)	(1,063,431)	470,310	1,534,531	2,332,606	2,929,142
Net Income (Loss)	$(3,824,184)	$2,716,587	$6,385,083	$11,405,208	$8,653,530
Capital Units Outstanding	29,620,000	29,620,000	29,620,000	29,620,000	29,620,000
Net Income (Loss) Per Capital Unit	$(0.13)	$0.09	$0.22	$0.39	$0.29
Cash Distributions per Capital Unit	$—	$0.10	$0.20	$0.40	$0.30

Balance Sheet Data:	2019	2018	2017	2016	2015
Working Capital	$8,323,445	$72,709	$6,131,109	$11,313,046	$8,443,572
Net Property, Plant & Equipment	66,707,481	63,748,268	39,968,930	34,824,202	34,184,059
Total Assets	119,810,318	102,866,072	84,072,240	78,116,089	79,746,514
Long-Term Obligations	37,993,208	23,593,368	6,983,944	26,556	106,475
Members' Equity	64,212,940	68,037,124	68,282,537	67,821,454	68,264,246
Book Value Per Capital Unit	$2.17	$2.30	$2.31	$2.29	$2.30

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2019 and 2018:

	2019		2018
Income Statement Data	Amount	%	Amount	%
Revenue	$115,986,821	100.0	$74,703,630	100.0

Cost of Revenues	114,687,231	98.9	68,619,694	91.9

Gross Profit	1,299,590	1.1	6,083,936	8.1

Operating Expense	4,060,343	3.5	3,837,659	5.1

Income (Loss) from Operations	(2,760,753)	(2.4)	2,246,277	3.0

Other Income (Expense)	(1,063,431)	(0.9)	470,310	0.6

Net Income (Loss)	$(3,824,184)	(3.3)	$2,716,587	3.6

Revenues

Revenue from ethanol sales increased by approximately 56.7% during our 2019 fiscal year compared to the same period of 2018. Revenue from dried distillers grains sales increased by approximately 97.4% during our 2019 fiscal year compared to the same period of 2018. Revenue from modified distillers grains sales increased by approximately 32.7% during our 2019 fiscal year compared to the same period of 2018. Revenue from corn oil sales increased by approximately 88.4% during our 2019 fiscal year compared to the same period of 2018.

Ethanol

Our ethanol revenue increased by approximately $32.7 million during our 2019 fiscal year compared to our 2018 fiscal year, an increase of approximately 56.7%. This increase in ethanol revenue was due to increased gallons of ethanol produced and sold due to our plant expansion project along with an increase in the average price we received for our ethanol. The average price we received for our ethanol during our 2019 fiscal year was approximately $0.06 higher compared to our 2018 fiscal year. Management attributes this increase in the average price we received per gallon of ethanol with fewer small refinery waiver exemptions which were allowed by the EPA during our 2019 fiscal year compared to our 2018 fiscal year. Also, due to unfavorable operating margins in the ethanol industry, some ethanol producers reduced production or ceased production altogether which resulted in a drop in ethanol supply in the market. This decrease in ethanol supply provided some price support for the ethanol we produced. Ethanol exports were lower during our 2019 fiscal year compared to our 2018 fiscal year which had a negative impact on market ethanol demand. The ethanol industry depends on ethanol exports which are more volatile than domestic demand. If export markets are not as strong during our 2020 fiscal year, we expect further reductions in market ethanol prices. Management expects ethanol prices to remain at current levels provided the EPA does not issue additional small refinery waivers during our 2020 fiscal year and provided ethanol exports remain at current levels. There is some optimism related to the trade discussions between the United States and China which may result in additional ethanol demand. However, these trade talks may also lead to additional corn demand which could impact our cost of goods sold.

Ethanol sales volumes were greater during our 2019 fiscal year compared to the same period of 2018 due to our plant expansion project which was operational during our 2019 fiscal year. Our total gallons of ethanol sold during our 2019 fiscal year was approximately 49.2% greater compared to the same period of 2018, an increase of approximately 22,793,000 gallons. Management anticipates increased ethanol production and sales during our 2020 fiscal year compared to our 2019 fiscal year because our expansion will be online for the entire year and as we continue to maximize our production following completion of our plant expansion project.

Distillers Grains

Our total distillers grains revenue increased for our 2019 fiscal year compared to the same period of 2018. The increase in revenue was due to increased average prices we received for our distillers grains along with increased production due to our plant expansion project. For our 2019 fiscal year, we sold approximately 25.9% of our total distillers grains, by volume, in the dried form and approximately 74.1% of our total distillers grains in the modified/wet form. For our 2018 fiscal year, we sold approximately 17.0% of our total distillers grains, by volume, in the dried form and approximately 83.0% of our total distillers grains in the modified/wet form. The average price we received for our dried distillers grains was approximately 8.1% less during our 2019 fiscal year compared to the same period of 2018, a decrease of approximately $11 per ton. Management attributes this decrease in dried distillers grains prices with the impact of our plant expansion on available buyers of our dried distillers grains. When we increased the amount of dried distillers grains we were selling following the plant expansion, the price our customers were willing to pay was lower. In addition, export demand was not as strong during our 2019 fiscal year for dried distillers grains which had a negative impact on prices.

The average price we received for our modified/wet distillers grains was approximately 5.6% greater for our 2019 fiscal year compared to the same period of 2018, an increase of approximately $7 per dry equivalent ton. Since demand for modified/wet distillers grains is a more local market, it is not as impacted by export demand as compared to dried distillers grains.

Recently, the United States and China have been working towards resolution of the trade disputes which have impacted distillers grains exports. Management believes that if the United States and China reach an agreement which results in increased sales of distillers grains to China, it will result in higher market prices of distillers grains, particularly dried distillers grains which will serve the export market. However, without additional export demand, management expects that distillers grains will remain at their current levels during our 2020 fiscal year.

Management anticipates increased distillers grains production during our 2020 fiscal year compared to our 2019 fiscal year due to anticipated increased overall production at the ethanol plant because our expansion will be online for the entire year and as we continue to optimize our expanded plant.

Corn Oil

Our total corn oil revenue increased by approximately 88.4% during our 2019 fiscal year compared to the same period of 2018. Our total pounds of corn oil sold increased by approximately 87.6% during our 2019 fiscal year compared to the same period of 2018, an increase of approximately 8,612,000 pounds, primarily due to increased production due to our plant expansion project. Management anticipates increased corn oil production during our 2020 fiscal year compared to our 2019 fiscal year due to having our plant expansion online for our entire 2020 fiscal year along with increased production as we continue to optimize our expanded ethanol plant.

The average price we received for our corn oil was comparable during our 2019 fiscal year and the same period of 2018. Management anticipates higher corn oil prices during our 2020 fiscal year due to the recent reinstatement of the biodiesel blenders' tax credit which management believes will result in increased biodiesel production. Since corn oil is a feedstock to produce biodiesel, we expect increased demand for the corn oil we produce. The biodiesel blenders' tax credit was reinstated through 2022 so we expect that corn oil demand will remain higher during that time period.

Cost of Revenues

The primary raw materials we use to produce ethanol, distillers grains and corn oil are corn and natural gas.

Corn

Our cost of revenues relating to corn was approximately 83.2% greater for our 2019 fiscal year compared to the same period of 2018. Our average cost per bushel of corn increased by approximately 22.8% for our 2019 fiscal year compared to our 2018 fiscal year. Management attributes the increase in corn prices to unfavorable weather conditions and late planting during the 2019 growing season along with late harvest. In addition, there were fewer acres planted with corn during 2019 which impacted the size of the corn harvest. These unfavorable weather conditions and fewer planted acres resulted in less corn harvested during 2019 which had an impact on prices. Management anticipates higher corn prices during our 2020 fiscal year due to the smaller crop harvested in 2019 along with the potential for additional corn exports if the United States and China reach an agreement regarding additional agricultural exports during 2020. Management also believes that our increased production will result in higher corn prices in the future as we will be using more corn from our local market compared to prior years.

We used approximately 49.2% more bushels of corn during our 2019 fiscal year compared to the same period of 2018 due to increased overall production at the ethanol plant during our 2019 fiscal year. Management expects our corn consumption will be higher during our 2020 fiscal year compared to our 2019 fiscal year because our plant expansion project will be online for the entire year which we anticipate will result in increased production during our 2020 fiscal year.

We experienced approximately $906,000 of combined realized and unrealized loss for our 2019 fiscal year related to our corn derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $550,000 of combined realized and unrealized gain for our 2018 fiscal year related to our corn derivative instruments which decreased our cost of goods sold We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $1,085,000, an increase of approximately 28.9%, for our 2019 fiscal year compared to our 2018 fiscal year. This increase was due to increased consumption due to our plant expansion project, partially offset by lower market natural gas costs per MMBtu during our 2019 fiscal year compared to the same period of 2018. Natural gas prices were lower during our 2019 fiscal year compared to the same period of 2018 primarily because of strong natural gas supply during 2019 which decreased natural gas prices during that period of time. Our average cost per MMBtu of natural gas during our 2019 fiscal year was approximately 13.9% less compared to the cost for our 2018 fiscal year. Management anticipates stable natural gas costs per MMBtu during 2020 due to adequate supplies.

We used approximately 49.8% more MMBtus of natural gas during our 2019 fiscal year compared to the same period of 2018 due to increased overall production due to our plant expansion project. Management anticipates that our natural gas consumption during our 2020 fiscal year will increase because we will have an entire year of operating our expanded plant which we anticipate will result in increased production.

Operating Expense

Our operating expenses were higher for our 2019 fiscal year compared to the same period of 2018 due primarily to increased wages and benefits for our larger staff due to the plant expansion project.

Other Income and Expense

Our interest and other income was greater during our 2019 fiscal year compared to our 2018 fiscal year due to additional dividend income from our lender during the 2019 period. Our equity in net income of our investments was lower during our 2019 fiscal year compared to our 2018 fiscal year due to less profitability in the ethanol industry which negatively impacts the income generated by our investments. We had significantly more interest expense during our 2019 fiscal year compared to our 2018 fiscal year due to borrowing for our plant expansion project. During the time the expansion was under sonstruction, interest was capitalized. When the expansion became operational, subsequent interest was expensed to our statement of operations.

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

Ethanol

Our ethanol revenue decreased by approximately $9.6 million during our 2018 fiscal year compared to our 2017 fiscal year, a decrease of approximately 14%. This decrease in ethanol revenue was due to a decrease in the average price we received for our ethanol of approximately $0.07 per gallon along with a decrease in the total gallons of ethanol we sold. Management attributes this decrease in ethanol prices with increased ethanol supply in the market which was not met with corresponding increases in demand during our 2018 fiscal year. In addition, the EPA issued more than 2 billion gallons worth of small refinery exemptions from the RFS which was unknown until later in our 2018 fiscal year. These exemptions significantly reduced ethanol demand during our 2018 fiscal year which negatively impacted ethanol demand in the United States.

Ethanol sales volumes were lower during our 2018 fiscal year compared to the same period of 2017 due to reduced production during our 2018 fiscal year. This reduction in our production was due to throughput restrictions on equipment and additional downtime for expansion related work. Our total gallons of ethanol sold during our 2018 fiscal year was approximately 9% less compared to the same period of 2017, a decrease of approximately 4,790,000 gallons.

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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2019 compared to the Fiscal Year Ended December 31, 2018.

Current Assets

We had more cash and cash equivalents at December 31, 2019 compared to December 31, 2018, primarily due to increased deferred payment corn liability. We had more accounts receivable at December 31, 2019, compared to December 31, 2018, due to our increased sales volumes. We had increased inventory values at December 31, 2019, compared to December 31, 2018, due primarily to having more corn and ethanol inventory at December 31, 2019. The volume of corn on hand at the end of our 2019 fiscal year was greater than the end of our 2018 fiscal year as a result of our expansion project which impacts the value of our corn inventory. In addition, timing of our ethanol shipments impact the value of our finished goods inventory. The value of our derivative financial instruments was less at December 31, 2019 compared to December 31, 2018, primarily because we had less unrealized gains on our futures corn positions along with less cash in our margin account as of December 31, 2019 compared to December 31, 2018.

Property and Equipment

The value of our property and equipment was higher at December 31, 2019 compared to December 31, 2018 due to our plant expansion project which was completed during our 2019 fiscal year. This increase in the value of our property and equipment was partially offset by the regular depreciation of our assets during our 2019 fiscal year.

Other Assets

The value of our investments was less at December 31, 2019, compared to December 31, 2018, mainly due to combined net losses on our investments as ethanol profitability declined.

Current Liabilities

At December 31, 2019, we had fewer checks which were issued in excess of the amount of cash we had in our bank accounts, compared to at December 31, 2018, due to the timing of transfers between our accounts. Any checks which are presented for payment in excess of the balances in our bank accounts are paid from our revolving lines of credit. Our accounts payable was higher at December 31, 2019, compared to December 31, 2018, due to increased corn payables at the end of our 2019 fiscal year. We had more accrued liabilities at December 31, 2019, compared to December 31, 2018 due to increased accrued interest payable as we had more debt outstanding. The liability on our balance sheet related to our derivative instruments was greater at December 31, 2019, compared to December 31, 2018, due to having more unrealized losses on our forward corn purchases at December 31, 2019, compared to at December 31, 2018. The current portion of our long-term debt payments was the same at December 31, 2019 and at December 31, 2018.

Long-Term Liabilities

Our long-term liabilities were higher at December 31, 2019, compared to December 31, 2018, due to the long-term debt we incurred as part of our plant expansion project.

Liquidity and Capital Resources

Our main sources of liquidity are cash from our continuing operations, distributions we receive from our investments and amounts we have available to draw on our revolving credit facilities. Management does not anticipate that we will need to raise additional debt or equity financing in the next twelve months and management believes that our current sources of liquidity will be sufficient to continue our operations during that time period. We anticipate that any capital expenditures we undertake will be paid out of cash from operations and existing loans, but will not require any additional debt or equity financing.

Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of December 31, 2019, we had $33,000,000 outstanding and $7,000,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the fiscal years ended December 31, 2019 and 2018:

	Fiscal Years Ended December 31
	2019	2018
Net cash provided by operating activities	$7,517,770	$7,804,468
Net cash used in investing activities	(9,700,103)	(26,323,269)
Net cash provided by financing activities	13,308,049	15,113,779

Cash Flow From Operations. Our operating activities generated less cash during our fiscal year ended December 31, 2019, compared to the same period of 2018, primarily due to having less net income during the 2019 period which was partially offset by an increase in accounts payable which had a positive impact on cash during the 2019 period.

Cash Flow From Investing Activities. Our investing activities used less cash during our fiscal year ended December 31, 2019, compared to the same period of 2018, primarily because we had less capital expenses related to our expansion project during the 2019 period compared to the 2018 period.

Cash Flow From Financing Activities. Our financing activities provided less cash during our fiscal year ended December 31, 2019, compared to the same period of 2018, primarily due to fewer net proceeds from borrowing we incurred during the 2019 period offset by decreased distributions to our members.

The following table shows cash flows for the fiscal years ended December 31, 2018 and 2017:

	Fiscal Years Ended December 31
	2018	2017
Net cash provided by operating activities	$7,804,468	$11,567,864
Net cash used in investing activities	(26,323,269)	(18,134,893)
Net cash provided by financing activities	15,113,779	1,676,653

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

Cash Flow From Financing Activities. Our financing activities provided more cash during our fiscal year ended December 31, 2018, compared to the same period of 2017, primarily due to an increase in the net proceeds from borrowing we incurred during the 2018 period along with decreased distributions to our members.

Indebtedness

We maintain a comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). We have a $10 million revolving operating line of credit (the "Operating Line"), a $40 million reducing revolving loan (the "Reducing Revolving Loan") and a $8 million term loan (the "2017 Term Loan"). All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

Operating Line

On October 21, 2019, Dakota Ethanol amended the revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.70% at December 31, 2019. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November

1, 2021. On December 31, 2019, Dakota Ethanol had $0 outstanding and $0 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2021 until the maximum balance reaches $26,000,000 on July 1, 2024. The note matures on January 1, 2026. Until February 1, 2023, interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.95% at December 31, 2019. The note contains a non-use fee of 0.50% on the unused portion of the note. On December 31, 2019, Dakota Ethanol had $33,000,000 outstanding and $7,000,000 available to be drawn on the note.

2017 Term Loan

On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.95% at December 31, 2019. On December 31, 2019, Dakota Ethanol had $6,000,000 outstanding on the note.

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

As of December 31, 2019, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

Contractual Cash Obligations

In addition to our debt obligations, we have certain other contractual cash obligations and commitments.  The following table provides information regarding our consolidated contractual obligations and commitments as of December 31, 2019:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$49,099,342	$2,941,225	$5,724,876	$12,091,791	$28,341,450
Purchase Obligations	21,598,920	20,028,120	369,600	369,600	831,600
Other Liabilities	8,000	4,000	4,000	—	—
Total Contractual Cash Obligations	$70,706,262	$22,973,345	$6,098,476	$12,461,391	$29,173,050

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

Goodwill

Annually, as well as when an event triggering potential impairment may have occurred, the Company performs an impairment test on goodwill. The Company performs a quantitative analysis that tests for impairment. The second step, if necessary, measures the impairment. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2019 and 2018.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of December 31, 2019, we had $39,000,000 outstanding on our variable interest rate loans with interest accruing at a rate of 4.95%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans as of December 31, 2019, would be approximately $82,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $906,000 related to derivative instruments for our fiscal year ended December 31, 2019. We recorded an decrease to our cost of revenues of approximately $550,000 related to derivative instruments for the fiscal year ended December 31, 2018. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of December 31, 2019, we were committed to purchasing approximately 4.4 million bushels of corn with an average price of $3.97 per bushel. These corn purchases represent approximately 15% of our expected corn usage for the next 12 months. As corn prices move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

The Company has 459,000 bushels of corn inventory delivered under delayed-pricing contracts. The contracts have various pricing deadlines through March 31, 2020. The Company is subject to risk of changes in the corn market until they are priced.

As of December 31, 2019, we were committed to purchasing approximately 786,000 MMBtu's of natural gas with an average price of $2.85 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 39% of the projected annual plant requirements.

As of December 31, 2019, the Company is committed to selling approximately 35,000 dry equivalent tons of distillers grains with an average price of $131 per ton.  The distillers grains sales represent approximately 16% of the projected annual plant production.

As of December 31, 2019, the Company is committed to selling approximately 2,459,000 pounds of distillers corn oil with an average price of $0.22 per pound.  The distillers corn oil sales represent approximately 11% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of December 31, 2019.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2019. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$11,132,000
Corn	25,568,666	Bushels	10%	$9,946,211
Natural Gas	1,284,296	MMBTU	10%	$346,760

For comparison purposes, our sensitivity analysis for our 2018 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$6,090,000
Corn	16,367,238	Bushels	10%	$5,352,087
Natural Gas	539,250	MMBTU	10%	$200,062

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Managers of Lake Area Corn Processors, LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC and its subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Des Moines, Iowa
March 5, 2020

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,823,653	$1,697,937
Accounts receivable	1,576,093	1,229,053
Inventory	10,543,422	7,561,501
Derivative financial instruments	505,025	554,005
Prepaid expenses	479,422	265,793
Total current assets	25,927,615	11,308,289

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,631,224	8,558,720
Buildings	9,316,576	9,001,546
Equipment	95,395,121	61,839,725
Construction in progress	150,925	26,203,702
	114,368,319	106,478,166
Less accumulated depreciation	(47,660,838)	(42,729,898)
Net property and equipment	66,707,481	63,748,268

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	16,682,169	17,300,470
Other	97,287	113,279
Total other assets	27,175,222	27,809,515

TOTAL ASSETS	$119,810,318	$102,866,072

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$1,155,264	$2,247,215
Accounts payable	13,812,388	6,849,896
Accrued liabilities	933,668	765,994
Derivative financial instruments	698,850	368,475
Current portion of notes payable	1,000,000	1,000,000
Other	4,000	4,000
Total current liabilities	17,604,170	11,235,580

LONG-TERM LIABILITIES
Notes payable	37,989,208	23,585,368
Other	4,000	8,000
Total long-term liabilities	37,993,208	23,593,368

COMMITMENTS AND CONTINGENCIES (Note 9)

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	64,212,940	68,037,124

TOTAL LIABILITIES AND MEMBERS' EQUITY	$119,810,318	$102,866,072

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

REVENUES	$115,986,821	$74,703,630	$84,821,788

COSTS OF REVENUES	114,687,231	68,619,694	76,253,945

GROSS PROFIT	1,299,590	6,083,936	8,567,843

OPERATING EXPENSES	4,060,343	3,837,659	3,717,291

INCOME (LOSS) FROM OPERATIONS	(2,760,753)	2,246,277	4,850,552

OTHER INCOME (EXPENSE)
Interest and other income	180,801	67,042	77,033
Equity in net income (loss) of investments	(60,908)	403,268	1,459,806
Interest expense	(1,183,324)	—	(2,308)
Total other income (expense)	(1,063,431)	470,310	1,534,531

NET INCOME (LOSS)	$(3,824,184)	$2,716,587	$6,385,083

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$(0.13)	$0.09	$0.22

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	29,620,000	29,620,000	29,620,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity
Years Ended December 31, 2019, 2018 and 2017

Members'
Equity
Balance, December 31, 2016	$67,821,454
Net income	6,385,083
Distributions ($.20 per capital unit)	(5,924,000)

Balance, December 31, 2017	68,282,537
Net income	2,716,587
Distributions ($.10 per capital unit)	(2,962,000)

Balance, December 31, 2018	68,037,124
Net (loss)	(3,824,184)

Balance, December 31, 2019	$64,212,940

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

OPERATING ACTIVITIES
Net income (loss)	$(3,824,184)	$2,716,587	$6,385,083
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,965,966	3,173,391	2,977,582
Distributions in excess of earnings from investments	1,252,223	1,848,747	2,598,644
Loss on disposal of property and equipment	—	38,088	—
(Increase) decrease in
Receivables	(347,041)	1,996,181	816,730
Inventory	(2,981,920)	(2,035,408)	686,526
Prepaid expenses	(213,629)	(46,050)	18,080
Derivative financial instruments	379,355	266,524	(222,375)
Increase (decrease) in
Accounts payable	8,123,326	(323,542)	(1,550,377)
Accrued and other liabilities	163,674	169,950	(142,029)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,517,770	7,804,468	11,567,864

INVESTING ACTIVITIES
Purchase of property and equipment	(9,066,179)	(25,913,312)	(7,989,022)
Purchase of investments	(633,924)	(409,957)	(10,145,871)
NET CASH USED IN INVESTING ACTIVITIES	(9,700,103)	(26,323,269)	(18,134,893)

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	(1,091,951)	1,572,279	(360,736)
Borrowings on notes payable	85,500,000	26,873,268	8,000,000
Payments on notes payable	(71,100,000)	(10,274,268)	(38,611)
Financing costs paid	—	(95,500)	—
Distributions to members	—	(2,962,000)	(5,924,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,308,049	15,113,779	1,676,653

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,125,716	(3,405,022)	(4,890,376)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,697,937	5,102,959	9,993,335

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,823,653	$1,697,937	$5,102,959

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $831,170, $518,703, and $116,650 in 2019, 2018 and 2017, respectively	$835,236	$—	$2,317
Capital expenditures in accounts payable	—	1,160,834	111,390

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

NOTE 1     - NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC and subsidiary (the Company) is a South Dakota limited liability company.

The Company owns and manages Dakota Ethanol, LLC (Dakota Ethanol), a 90 million-gallon (annual nameplate capacity) ethanol plant located near Wentworth, South Dakota. Dakota Ethanol sells ethanol and related products to customers located in North America.

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

The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Generally, ethanol and related products are shipped FOB shipping point and control of the goods transfers to customers when the goods are loaded into trucks or when rail cars are shipped. Consideration is based on predetermined contractual prices or on current market prices.

•	Sales of Ethanol

•	Sales of Distillers Grains

•	Sales of Distillers Corn Oil

Disaggregation of Revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	2019	2018	2017

Revenues ethanol	$90,415,936	$57,705,675	$67,281,231
Revenues distillers grains	21,200,904	14,677,962	14,464,977
Revenues distillers corn oil	4,369,981	2,319,993	3,075,580
	$115,986,821	$74,703,630	$84,821,788

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

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

Cost of Revenues

The primary components of cost of revenues from the production of ethanol and related co-products are corn expense, energy expense (natural gas and electricity), raw materials expense (chemicals and denaturant), and direct labor costs.

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was $0 and $2,131 as of December 31, 2019 and 2018 respectively.

Investment in commodities contracts, derivative instruments and hedging activities

The Company is exposed to certain risks related to our ongoing business operations.  The primary risks that the Company manages by using forward contracts or derivative instruments are price risk on anticipated purchases of corn and natural gas and the sale of ethanol, distillers grains and distillers corn oil.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of December 31, 2019, the Company is committed to purchasing approximately 4.4 million bushels of corn on a forward contract basis with an average price of $3.97 per bushel. The total corn purchase contracts represent 15% of the projected annual plant corn usage.

The Company has 459,000 bushels of corn inventory delivered under delayed-pricing contracts. The contracts have various pricing deadlines through March 31, 2020. The Company is subject to risk of changes in the corn market until they are priced.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At December 31, 2019, the Company is committed to purchasing approximately 786,000 MMBtu's of natural gas with an average price of $2.85 per MMBtu. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 39% of the projected annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At December 31, 2019, the Company is committed to selling approximately 35,000 dry equivalent tons of distillers grains with an average price of $131 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 16% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time this price is fixed and the time the distillers corn oil is delivered.  At December 31, 2019, the Company is committed to selling approximately 2,459,000 pounds of distillers corn oil with an average price of $0.22 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 11% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of December 31, 2019.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

Derivatives not designated as hedging instruments at December 31, 2019 and December 31, 2018 were as follows:

	Balance Sheet Classification	December 31, 2019	December 31, 2018

Forward contracts in gain position		$160,687	$676
Futures and options contracts in gain position		33,338	175,038
Futures and options contracts in loss position		(1,500)	—
Total forward, futures and options contracts		192,525	175,714
Cash held by broker		312,500	378,291
	Current Assets	$505,025	$554,005

Forward contracts in loss position	Current Liabilities	$(698,850)	$(368,475)

Futures and options contracts and cash held by broker are all with one party and the right of offset exists. Therefore, on the balance sheet, these items are netted in one balance regardless of position.

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

	Statement of Operations	Years Ended December 31,
	Classification	2019	2018	2017
Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$(8,631)	$1,544,635	$608,250
Forward contracts	Cost of Revenues	(897,283)	(994,854)	(1,423,330)

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
DECEMBER 31, 2019, 2018 AND 2017

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recorded when the sum of the undiscounted future cash flows is less than the carrying amount of the asset group. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. No indicators of impairment were identified at December 31, 2019 and 2018.

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill. The Company performs a quantitative analysis that tests for impairment. The second step, if necessary, measures the impairment. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2019 and 2018.

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator. There were no dilutive equity units for the years ending December 31, 2019, 2018, and 2017.

Income Taxes

The Company is taxed as a limited liability company under the Internal Revenue Code. The income of the Company flows through to the members to be taxed at the member level rather than the corporate level. Accordingly, the Company has no tax liability.

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. Generally, the Company is no longer subject to income tax examinations by the U.S. federal, state or local authorities for the years before 2015.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

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

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02 "Leases" ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a "right of use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company adopted this accounting standard effective January 1, 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

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

In August 2018, FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" (ASU 2018-13). ASU 2018-13 changes some of the disclosure requirements related to fair value measurements related to the Level 1, 2 and 3 investments. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal year. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the twelve months ended December 31, 2019, ethanol sales averaged approximately 78% of total revenues, while approximately 18% of revenues were generated from the sale of distiller grains and 4% of revenues were generated from the sale of corn oil. For the twelve months ended December 31, 2019, corn costs averaged approximately 83% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs,

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

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

NOTE 3 - INVENTORY

Inventory consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Raw materials	$4,968,731	$3,396,707
Finished goods	3,505,224	2,589,255
Work in process	952,319	514,881
Parts inventory	1,117,148	1,060,658
	$10,543,422	$7,561,501

NOTE 4 - INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s September 30, 2019, 2018 and 2017 audited results. The carrying amount of the Company’s investment was approximately $1,295,000 and $1,312,000 as of December 31, 2019 and 2018, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to construct and operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s December 31, 2019, 2018 and 2017 unaudited results. The carrying amount of the Company’s investment was approximately $251,000 and $266,000 as of December 31, 2019 and 2018, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s December 31, 2019, 2018 and 2017 audited results. The carrying amount of the Company’s investment was approximately $4,991,000 and $5,274,000 as of December 31, 2019 and 2018, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s December 31, 2019, 2018 and 2017 unaudited interim results. The carrying amount of the Company’s investment was approximately $53,000 and $53,000 as of December 31, 2019 and 2018, respectively.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy & Feed, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income which is reported in the Company’s income statement for REF is based on REF’s December 31, 2019 audited results. The carrying amount of the Company’s investment was approximately $10,093,000 and $10,396,000 as of December 31, 2019 and 2018, respectively. REF commenced operations during the second quarter of 2019. Prior to then, the ethanol plant was under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $1,114,000. The excess is comprised of a basis adjustment of approximately $457,000 and capitalized interest of $657,000. The excess is amortized over 20 years. The amortization is recorded in equity in net income of investments.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

Condensed, combined unaudited financial information of the Company's investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	12/31/2019	12/31/2018	12/31/2017

Current assets	$219,618,012	$189,839,430	$212,154,680
Other assets	226,475,383	234,748,455	164,254,183
Current liabilities	187,381,453	175,836,322	131,152,747
Long-term liabilities	95,219,540	78,589,892	54,754,437
Member's equity	163,492,402	170,161,671	190,501,679
Revenue	340,501,873	259,563,274	255,154,945
Gross Profit	29,775,561	19,921,043	33,033,635
Net Income	1,854,188	5,521,750	19,482,340

The Company recorded equity in net income (loss) of approximately $(61,000), $403,000 and $1,459,000 from our other investments for the years ended December 31, 2019, 2018 and 2017 respectively. The Company has undistributed net earnings in investees of approximately $713,000 and $1,126,000 as of December 31, 2019 and 2018, respectively.

NOTE 5 - REVOLVING OPERATING NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balances will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.70% at December 31, 2019. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2021. On December 31, 2019, Dakota Ethanol had $0 outstanding and $0 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6 - LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.95% at December 31, 2019. On December 31, 2019, Dakota Ethanol had $6,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2021 until the maximum balance reaches $26,000,000 on July 1, 2024. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.95% at December 31, 2019. The note contains a non-use fee of 0.50% on the unused portion of the note. On December 31, 2019, Dakota Ethanol had $33,000,000 outstanding and $7,000,000 available to be drawn on the note.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company.

The balance of the notes payable as of December 31, 2019 and 2018 is as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

	2019	2018

Note Payable - FCSA	$39,000,000	$24,600,000
Less unamortized debt issuance costs	(10,792)	(14,632)
	38,989,208	24,585,368
Less current portion	(1,000,000)	(1,000,000)
	$37,989,208	$23,585,368

Principal maturities for the next five years are estimated as follows:

Years Ending December 31,	Principal
2020	$1,000,000
2021	1,000,000
2022	1,000,000
2023	4,500,000
2024	4,500,000
thereafter	27,000,000

NOTE 7 - EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees' contributed earnings. Employer contributions to the plan totaled approximately $123,000, $113,000 and $104,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2019

Assets:
Derivative financial instruments, futures and options contracts	$33,338	$33,338	$—	$—
forward contracts	160,687	—	160,687	—

Liabilities:
Derivative financial instruments, futures and options contracts	$1,500	$1,500	$—	$—
forward contracts	698,850	—	698,850	—

December 31, 2018

Assets:
Derivative financial instruments, futures and options contracts	$175,038	$175,038	$—	$—
forward contracts	676	—	676	—

Liabilities:
Derivative financial instruments, futures and options contracts	$—	$—	$—	$—
forward contracts	368,475	—	368,475	—

During the years ended December 31, 2019 and 2018, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of December 31, 2019 and 2018, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2019 and 2018.

Disclosure requirements for fair value of financial instruments require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above.

The Company believes the carrying amount of cash and cash equivalents (level 1), accounts receivable (level 2), accounts payable and accruals (level 2) and short-term debt (level 3) approximates fair value.

The carrying amount of long-term obligations (level 3) at December 31, 2019 of $39,000,000 had an estimated fair value of approximately $39,000,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2018 of $24,600,000 had an estimated fair value of approximately $24,600,000.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

NOTE 9 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Dakota Ethanol has entered into contracts and agreements regarding the operation of the ethanol plant as follows:

Natural Gas - The agreements provide Dakota Ethanol with transportation and distribution services for natural gas through October 2028, and is renewable annually thereafter. Fees for the services are at tariff rates approved by regulatory agencies. The agreement does not require minimum purchases of natural gas during their initial term.

Electricity - The agreement provides Dakota Ethanol with electric service through June 2029. The contract automatically renews unless prior notice of cancellation is given. The agreement sets rates for energy usage based on market rates and requires a minimum charge each month during the term of the agreement.

Expenses related to the agreements for the purchase of electricity and natural gas were approximately $8,157,000, $6,322,000, and $7,259,000, for the years ended December 31, 2019, 2018 and 2017, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2020	$184,800
2021	184,800
2022	184,800
2023	184,800
2024	184,800
thereafter	831,600

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

NOTE 10 - RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 5% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains, and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

Revenues and marketing fees related to the agreements are as follows:

	Years Ended December 31,
	2019	2018	2017

Revenues ethanol	$90,555,111	$57,876,705	$37,186,350
Revenues distillers grains	5,108,266	1,801,956	4,225,707
Revenues corn oil	4,406,438	2,334,245	3,088,510

Marketing fees ethanol	242,607	254,555	249,645
Marketing fees distillers grains	36,935	12,294	31,993
Marketing fees corn oil	36,457	18,824	19,481

Accounts receivable balance at period end	891,227	836,798	2,749,502
The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. The Company also purchased ingredients from RPMG. Purchases from these related parties during the fiscal years ended December 31, 2019, 2018 and 2017 totaled approximately $2,001,000, $1,360,000 and $1,099,000, respectively. As of December 31, 2019 and 2018, the amount we owed to related parties was approximately $46,000 and $45,000, respectively.
NOTE 11 - CAPTIVE INSURANCE

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

NOTE 12 - QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2019
Total revenues	$21,613,298	$26,096,989	$32,441,510	$35,835,024
Gross profit (loss)	2,450,262	1,298,964	(1,815,202)	(634,434)
Income (loss) from operations	1,440,935	372,585	(2,786,864)	(1,787,409)
Net income (loss)	1,790,204	(192,897)	(3,599,789)	(1,821,702)
Basic and diluted earnings (loss) per unit	0.06	(0.01)	(0.12)	(0.06)

Year ended December 31, 2018
Total revenues	$19,804,272	$20,077,335	$18,796,356	$16,025,667
Gross profit	2,612,121	2,065,457	718,120	688,238
Income (loss) from operations	1,628,878	1,073,009	(153,933)	(301,677)
Net income (loss)	1,876,697	1,466,978	(182,218)	(444,870)
Basic and diluted earnings (loss) per unit	0.06	0.05	(0.01)	(0.01)

Year ended December 31, 2017
Total revenues	$22,713,628	$21,612,598	$19,479,798	$21,015,764
Gross profit	2,220,455	2,015,355	1,968,680	2,363,353
Income from operations	1,213,883	1,151,750	1,134,221	1,350,698
Net income	1,610,424	1,314,299	1,815,347	1,645,013
Basic and diluted earnings per unit	0.05	0.04	0.06	0.07

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2019 which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the definitive information statement from our 2020 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2019 fiscal year end on December 31, 2019. This information statement is referred to in this report as the 2020 Information Statement.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2020 Information Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2020 Information Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2020 Information Statement.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2020 Information Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)                                  The financial statements appear beginning on page 34 of this report.

(2)                                  All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)                                  The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.2	Amended and restated operating agreement of the registrant.		Filed as Exhibit 3.6 on the registrant's Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.
3.3	First amendment to the amended and restated operating agreement of the registrant.		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on March 19, 2007 and incorporated by reference herein.
3.4	Third Amendment to the Third Amended and Restated Operating Agreement of Lake Area Corn Processors, LLC dated January 9, 2018		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on January 10, 2018 and incorporated by reference herein.
10.1	Distillers Grains Marketing Agreement dated July 15, 2008 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2008 and incorporated by reference herein.
10.2	Contribution Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, L.L.C. dated April 1, 2007.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.
10.3	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-K filed with the Commission on March 30, 2007.
10.4	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.
10.5	Employment Agreement between Scott Mundt and Dakota Ethanol, L.L.C. dated April 1, 2009		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 15, 2009 and incorporated by reference herein.
10.6	First Amended and Restated Construction Loan Agreement dated June 18, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.7	Corn Oil Marketing Agreement dated August 11, 2009 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.8	First Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.9	Long Term Reducing Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.10	Operating Line of Credit Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.11	Member Ethanol Fuel Marketing Agreement between Dakota Ethanol, LLC and RPMG, Inc. dated March 26, 2010. +		Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on March 30, 2011 and incorporated by reference herein.
10.12	Second Amendment of First Amended and Restated Construction Loan Agreement dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.13	Operating Line of Credit First Amended and Restated Revolving Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.

10.14	Long Term Reducing Revolver First Amended and Restated Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.	Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.15	Third Amendment of First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.16	Second Amended and Restated Revolving Promissory Note (Operating Line of Credit) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.17	Second Amended and Restated Promissory Note (Long Term Reducing Revolver) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.18	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Dakota Ethanol, L.L.C. dated August 27, 2012. +	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2012 and incorporated by reference herein.
10.19	Fourth Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.20	Third Amended and Restated Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.	Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.21	Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated May 15, 2013.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2013 and incorporated by reference herein.
10.22	First Amendment to Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated November 20, 2013.	Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on February 27, 2014 and incorporated by reference herein.
10.23	Second Amendment to Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C. dated November 12, 2014	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2014 and incorporated by reference herein.
10.24	2015 Water Purchase Agreement dated December 17, 2014 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.24 on the registrant's Form 10-K filed with the Commission on February 26, 2015 and incorporated by reference herein.
10.25	Third Amendment to Credit Agreement dated May 4, 2015 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2015 and incorporated by reference herein.
10.26	Fourth Amendment to Credit Agreement dated October 28, 2016 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 14, 2016 and incorporated by reference herein.
10.27	Fifth Amendment to Credit Agreement dated August 1, 2017 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2017 and incorporated by reference herein.
10.28	Master Agreement between Owner and Nelson Engineering, Inc. dated November 30, 2017.	Filed as Exhibit 10.28 on the registrant's Form 10-K filed with the Commission on March 2, 2018 and incorporated by reference herein.
10.29	Amended and Restated Credit Agreement dated February 2, 2018 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.29 on the registrant's Form 10-K filed with the Commission on March 2, 2018 and incorporated by reference herein.

10.30	First Amendment to Amended and Restated Credit Agreement dated December 14, 2018 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.30 on the registrant's Form 10-K filed with the Commission on February 28, 2019 and incorporated by reference herein.
10.31	Second Amendment to Amended and Restated Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 11, 2019 and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
101
The following financial information from Lake Area Corn Processors, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the fiscal years ended December 31, 2019, 2018 and 2017, (iii) Statement of Changes in Members' Equity, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2019, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements.**

+ Confidential Treatment Requested
** Furnished herewith.

ITEM 16.     FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	March 5, 2020	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 5, 2020	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 5, 2020	/s/ Ronald Alverson
Ronald Alverson, Manager

Date:	March 5, 2020	/s/ Todd Brown
Todd Brown, Manager

Date:	March 5, 2020	/s/ Randy Hansen
Randy Hansen, Manager

Date:	March 5, 2020	/s/ Rick Kasperson
Rick Kasperson, Manager

Date:	March 5, 2020	/s/ Marty Thompson
Marty Thompson, Manager

Date:	March 5, 2020	/s/ Wayne Backus
Wayne Backus, Manager

Date:	March 5, 2020	/s/ Dave Wolles
Dave Wolles, Manager