Form 10-Q
period 2020-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2020-06-29
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2020

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

As of June 26, 2020, there are 29,620,000 membership units of the registrant outstanding.

Explanatory Note

As previously disclosed in the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission (the "SEC") on May 15, 2020, the filing of the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the "Form 10-Q") was delayed due to circumstances related to the novel coronavirus ("COVID-19") pandemic. Due to the COVID-19 pandemic and related schedule disruptions and the additional time needed by the registrant to evaluate and quantify certain financial statement matters which resulted from the impact COVID-19 is having on the registrant's financial position. Specifically, significantly decreased demand for ethanol as people are not traveling due to COVID-19 has impacted the registrant's financial position and required management to evaluate financial statement disclosures related to this impact. The registrant was therefore unable to file the Form 10-Q on its customary schedule. The registrant relied on the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies," (Release No. 34-88465) to delay the filing of this Form 10-Q.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2020	December 31, 2019*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$165,112	$12,823,653
Accounts receivable	345,415	1,576,093
Inventory	8,487,499	10,543,422
Derivative financial instruments	847,126	505,025
Prepaid expenses	410,230	479,422
Total current assets	10,255,382	25,927,615

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,631,224	8,631,224
Buildings	9,316,576	9,316,576
Equipment	95,395,121	95,395,121
Construction in progress	283,324	150,925
	114,500,718	114,368,319
Less accumulated depreciation	(49,093,572)	(47,660,838)
Net property and equipment	65,407,146	66,707,481

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	15,359,496	16,682,169
Other	93,288	97,287
Total other assets	25,848,550	27,175,222

TOTAL ASSETS	$101,511,078	$119,810,318

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2020	December 31, 2019*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$2,074,742	$1,155,264
Accounts payable	3,876,850	13,812,388
Accrued liabilities	755,582	933,668
Derivative financial instruments	2,071,924	698,850
Current portion of notes payable	—	1,000,000
Other	4,000	4,000
Total current liabilities	8,783,098	17,604,170

LONG-TERM LIABILITIES
Notes payable	38,990,083	37,989,208
Other	—	4,000
Total long-term liabilities	38,990,083	37,993,208

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	53,737,897	64,212,940

TOTAL LIABILITIES AND MEMBERS' EQUITY	$101,511,078	$119,810,318

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

REVENUES	$32,456,238	$21,613,298

COSTS OF REVENUES	40,305,880	19,163,036

GROSS PROFIT (LOSS)	(7,849,642)	2,450,262

OPERATING EXPENSES	1,339,838	1,009,327

INCOME (LOSS) FROM OPERATIONS	(9,189,480)	1,440,935

OTHER INCOME (EXPENSE)
Interest and other income	314,370	135,408
Equity in net income (loss) of investments	(1,159,304)	213,861
Interest expense	(440,629)	—
Total other income (expense)	(1,285,563)	349,269

NET INCOME (LOSS)	$(10,475,043)	$1,790,204

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$(0.35)	$0.06

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$—

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - December 31, 2018	$68,037,124

Net income for the three-month period ended March 31, 2019	1,790,204

Balance - March 31, 2019	69,827,328

Members' Equity

Balance - December 31, 2019	$64,212,940

Net (loss) for the three-month period ended March 31, 2020	(10,475,043)

Balance - March 31, 2020	$53,737,897

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

OPERATING ACTIVITIES
Net income (loss)	$(10,475,043)	$1,790,204
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	1,437,606	863,237
Distributions in excess of earnings (earnings in excess of distributions) from investments	1,322,674	(122,547)
(Increase) decrease in
Accounts receivable	1,230,679	(2,799,553)
Inventory	2,055,922	994,873
Prepaid expenses	69,193	25,146
Derivative financial instruments	1,030,972	(281,410)
Increase (decrease) in
Accounts payable	(9,993,912)	(3,008,734)
Accrued and other liabilities	(182,085)	(41,686)
NET CASH USED IN OPERATING ACTIVITIES	(13,503,994)	(2,580,470)

INVESTING ACTIVITIES
Purchase of property and equipment	(74,026)	(4,701,630)
Purchase of investments	—	(100,382)
NET CASH USED IN INVESTING ACTIVITIES	(74,026)	(4,802,012)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	919,479	1,420,236
Borrowings on notes payable	26,000,000	12,500,000
Payments on notes payable	(26,000,000)	(6,000,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	919,479	7,920,236

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,658,541)	537,754

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,823,653	1,697,937

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$165,112	$2,235,691

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $9 and $307,885 in 2020 and 2019, respectively.	$411,433	$—
Capital expenditures in accounts payable	58,373	1,188,830

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2020 AND 2019

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited financial statements for the year ended December 31, 2019, contained in the annual report on Form 10-K for 2019.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Dakota Ethanol. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company has adopted the guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606). Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company generally recognizes revenue at a point in time. The Company’s contracts with customers have one performance obligation and a contract duration of one year or less.

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
MARCH 31, 2020 AND 2019

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended March 31,
	2020	2019

Revenues ethanol	$23,181,779	$16,335,825
Revenues distillers grains	7,725,010	4,484,350
Revenues distillers corn oil	1,549,449	793,123
	$32,456,238	$21,613,298

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
MARCH 31, 2020 AND 2019

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was zero as of March 31, 2020 and December 31, 2019.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of March 31, 2020, the Company is committed to purchasing approximately 3.3 million bushels of corn on a forward contract basis with an average price of $3.50 per bushel. The total corn purchase contracts represent 11% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At March 31, 2020, the Company is committed to purchasing approximately 912,000 MMBtu’s of natural gas with an average price of $2.17 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent 45% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At March 31, 2020, the Company is committed to selling approximately 16,000 dry equivalent tons of distillers grains with an average price of $134 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 7% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At March 31, 2020, the Company is committed to selling approximately 2.4 million pounds of distillers corn oil with

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2020 AND 2019

an average price of $0.27 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 11% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of March 31, 2020.

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

Derivatives not designated as hedging instruments at March 31, 2020 and December 31, 2019 were as follows:

	Balance Sheet Classification	March 31, 2020	December 31, 2019*

Forward contracts in gain position		$—	$160,687
Futures contracts in gain position		639,081	33,338
Futures contracts in loss position		(187)	(1,500)
Total		638,894	192,525
Cash held by broker		208,232	312,500
	Current Assets	$847,126	$505,025

Forward contracts in loss position	(Current Liabilities)	$(2,071,924)	$(698,850)

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

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of costs of revenues and derivative contracts related to ethanol, distillers, and corn oil sales are included as a component of revenues in the accompanying financial statements.

	Statement of Operations	Three Months Ended March 31,
	Classification	2020	2019
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$1,102,878	$160,886
Forward contracts	Cost of Revenues	(3,113,033)	(119,374)

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2020 AND 2019

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized, if necessary, for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. The Company performs the annual analysis as of December 31 of each fiscal year. A triggering even was determined to have occurred during the first quarter of 2020 and an impairment test was performed as of March 31, 2020. The Company determined there was no impairment.

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

Recently Issued Accounting Pronouncements

In January 2017, FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350)" (ASU 2017-04). ASU 2107-04 simplifies the test for goodwill impairment. It eliminates the two-step process of assessing goodwill impairment and replaces it with one step which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal year. Dakota Ethanol found it preferable to adopt ASU 2017-04 because the benefits of this standard to users of the financial statements will outweigh the costs of following the pre-existing guidance. The standard has not had a material impact on the Company's consolidated financial statements.

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

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31,2020, ethanol sales averaged approximately 71% of total revenues, while approximately 24% of revenues were generated from the sale of distiller grains and 5% of revenues were generated from the sale of corn oil.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2020 AND 2019

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. The impact of COVID-19 has negatively impacted the Company’s operations, suppliers or other vendors, and customer base. Gasoline demand has been reduced in the United States which has forced the company to reduce ethanol production accordingly. Any quarantines, labor shortages or other disruptions to the Company’s operations, or those of their customers, may adversely impact the Company’s revenues, ability to provide its services and operating results. In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could affect demand for its goods and services. The extent to which the coronavirus impacts the Company’s long-term results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

NOTE 3.     INVENTORY

Inventory consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019*
Raw materials	$3,986,225	$4,968,731
Finished goods	2,694,562	3,505,224
Work in process	689,564	952,319
Parts inventory	1,117,148	1,117,148
	$8,487,499	$10,543,422

As of March 31, 2020 and December 31, 2019, the Company recorded a lower of cost or net realizable value write-down on corn inventory of approximately $1,710,000 and $424,000, ethanol inventory of approximately $815,000 and $167,000, distillers grains inventory of approximately $67,000 and $72,000, and corn oil inventory of approximately $3,000 and $0, respectively.

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s December 31, 2019 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,226,000 and $1,295,000 as of March 31, 2020 and December 31, 2019, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s March 31, 2020 unaudited interim results. The carrying amount of the Company’s investment was approximately $215,000 and $251,000 as of March 31, 2020 and December 31, 2019, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2020 AND 2019

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s March 31, 2020 unaudited interim results. The carrying amount of the Company’s investment was approximately $4,532,000 and $4,991,000 as of March 31, 2020 and December 31, 2019, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s March 31, 2020 unaudited interim results. The carrying amount of the Company’s investment was approximately $53,000 as of March 31, 2020 and December 31, 2019.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy and Feeds, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income which is reported in the Company’s income statement for REF is based on REF’s March 31, 2020 unaudited interim results. The carrying amount of the Company’s investment was approximately $9,334,000 and $10,093,000 as of March 31, 2020 and December 31, 2019, respectively. REF commenced operations during the second quarter of 2019. Prior to then, the ethanol plant was under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $1,100,000. The excess is comprised of a basis adjustment of approximately $452,000 and capitalized interest of $648,000. The excess is amortized over 20 years from May 2019, the time the plant became operational. The amortization is recorded in equity in net income of investments. Amortization was $14,416 and $0 for the three months ended March 31, 2020 and March 31, 2019, respectively.

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	March 31, 2020	December 31, 2019
Current Assets	$213,447,686	$219,618,012
Other Assets	220,623,204	226,475,383
Current Liabilities	182,825,837	187,381,453
Long-term Liabilities	99,402,539	95,219,540
Members' Equity	151,842,514	163,492,402

	Three Months Ended
Income Statement	March 31, 2020	March 31, 2019
Revenue	$92,627,979	$60,642,960
Gross Profit (Loss)	(4,950,696)	6,057,980
Net Income (Loss)	(11,118,484)	3,010,741

The Company recorded equity in net income (loss) of approximately $(1,159,000) and $203,000 from our investments for the three months ended March 31, 2020, and 2019, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the one-month LIBOR rate and is not subject to a floor. The rate was 4.60% at March 31, 2020. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2021. On March 31, 2020, Dakota Ethanol had $0 outstanding and approximately $2,746,000 available to be drawn on the revolving promissory note under the borrowing base. Subsequent to March 31, 2020, Dakota Ethanol and FCSA amended the note agreement. Reference Note 9, Subsequent Events, for details of this amendment.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2020 AND 2019

NOTE 6.    LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the one-month LIBOR rate and is not subject to a floor. The rate was 4.85% at March 31, 2020. On March 31, 2020, Dakota Ethanol had $6,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. This loan was amended on October 21, 2019. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2021 until the maximum balance reaches $26,000,000 on July 1, 2024. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.85% at March 31, 2020. The note contains a non-use fee of 0.50% on the unused portion of the note. On March 31, 2020, Dakota Ethanol had $33,000,000 outstanding and $7,000,000 available to be drawn on the note. Subsequent to March 31, 2020, Dakota Ethanol and FCSA amended the note agreement. Reference Note 9, Subsequent Events, for details of this amendment.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company. On March 31, 2020, Dakota Ethanol was in violation of the net worth and working capital covenant requirements which were waived by FCSA. The note payable agreement was subsequently amended in June 2020 with modifications to the requirements. Management's current financial projections indicate that we will be in compliance with our revised financial covenants for the next 12 months and we expect to remain in compliance thereafter.

The balances of the notes payable are as follows. The balances reflect the updated agreement:

	March 31, 2020	December 31, 2019*
Notes Payable - FCSA	39,000,000	39,000,000
Less unamortized debt issuance costs	(9,917)	(10,792)
	38,990,083	38,989,208
Less current portion	—	(1,000,000)
	$38,990,083	$37,989,208
*Derived from audited financial statements

Principal maturities for the next five years are estimated as follows. The maturities reflect the updated agreement:

Years Ending March 31,	Principal
2021	$—
2022	1,000,000
2023	1,000,000
2024	1,000,000
2025	1,000,000
thereafter	35,000,000

NOTE 7.    FAIR VALUE MEASUREMENTS

The Company complies with the fair value measurements and disclosures standard which defines fair value, establishes a framework for measuring fair value, and expands disclosure for those assets and liabilities carried on the balance sheet on a fair value basis.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2020 AND 2019

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
March 31, 2020

Assets:
Derivative financial instruments,
futures contracts	$639,081	$639,081	$—	$—
forward contracts	$—	$—	$—	—
Liabilities:
Derivative financial instruments,
futures contracts	$187	$187	$—	$—
forward contracts	$2,071,924	$—	$2,071,924	$—

December 31, 2019*

Assets:
Derivative financial instruments,				—
futures contracts	$33,338	$33,338	$—	$—
forward contracts	$160,687	$—	$160,687	—
Liabilities:
Derivative financial instruments,
futures contracts	$1,500	$1,500	$—	$—
forward contracts	$698,850	$—	$698,850	$—

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2020 AND 2019

*Derived from audited financial statements.

During the three months ended March 31, 2020, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of March 31, 2020 and December 31, 2019, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2020.

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

The carrying amount of long-term obligations (level 3) at March 31, 2020 of $39,000,000 had an estimated fair value of approximately $39,000,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2019 of $39,000,000 had an estimated fair value of approximately $39,000,000.

NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 5% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues.
Revenues and marketing fees related to the agreements are as follows:

	Three Months Ended March 31,
	2020	2019

Revenues ethanol	$23,241,506	$16,396,785
Revenues distillers dried grains	2,538,316	325,582
Revenues corn oil	1,562,833	799,556
Marketing fees ethanol	(59,727)	(60,960)
Marketing fees distillers dried grains	(17,842)	(2,177)
Marketing fees corn oil	(13,384)	(6,433)

	March 31, 2020	December 31, 2019*
Amounts due (to) from RPMG	$(601,928)	$891,227
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. The Company also purchased denaturant from RPMG. Purchases during the three months ended March 31, 2020 and 2019 totaled approximately $590,000 and $241,000, respectively. As of March 31, 2020 and December 31, 2019, the amount we owed to related parties, excluded from RPMG payables, was approximately $40,000 and $46,000, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2020 AND 2019

NOTE 9.            SUBSEQUENT EVENTS

The Company entered into a loan agreement with the Small Business Association through First State Bank, Gothenburg, NE on April 4, 2020 for approximately $760,000 as part of the Paycheck Protection Program under Division A, Tile I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in April 2022 and has an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. The Company anticipates applying for forgiveness of this loan in June 2020. The Paycheck Protection Program Flexibility Act, was put into effect on June 5, 2020, may effect the terms of our loan.

As a result of current market conditions, Dakota Ethanol reduced ethanol production during April 2020, which may continue for the rest of our second fiscal quarter of 2020. Market conditions are continually changing and management's projected production rates may change. If gasoline demand increases in the future it may result in additional ethanol demand which could impact our anticipated production levels in the future.

Dakota Ethanol amended the note agreement with FCSA in June of 2020. Under the amendment, the available credit under the revolving operating note was reduced to $2,000,000 and the available credit on the reducing revolving note was increased to $48,000,000. The working capital covenant was reduced to $11,000,000 and the net worth covenant was reduced to $18,000,000. The debt service coverage ratio measurement was deferred until December 31, 2021. The annual installment on the term note for 2020 was deferred until maturity in 2024. The interest rates were unchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2020, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2019, included in the Company's Annual Report on Form 10-K for 2019.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the three months ended March 31, 2020 and 2019:

	2020		2019
Income Statement Data	Amount	%	Amount	%
Revenues	$32,456,238	100.0	$21,613,298	100.0

Cost of Revenues	40,305,880	124.2	19,163,036	88.7

Gross Profit (Loss)	(7,849,642)	(24.2)	2,450,262	11.3

Operating Expense	1,339,838	4.1	1,009,327	4.7

Income (Loss) from Operations	(9,189,480)	(28.3)	1,440,935	6.7

Other Income (Expense)	(1,285,563)	(4.0)	349,269	1.6

Net Income (Loss)	$(10,475,043)	(32.3)	$1,790,204	8.3

Revenues

Revenue from ethanol sales increased by approximately 41.9% during the three months ended March 31, 2020 compared to the same period of 2019 due to increased gallons of ethanol sold, partially offset by lower average prices that we received for our ethanol during the 2020 period. Revenue from distillers grains sales increased by approximately 72.3% during the three months ended March 31, 2020 compared to the same period of 2019 due primarily to increased distillers grains sales during the 2020 period. Revenue from corn oil sales increased by approximately 95.4% during the three months ended March 31, 2020 compared to the same period of 2019 due to increased pounds of corn oil sold during the 2020 period.

Ethanol

Our ethanol revenue was approximately $6.8 million greater during our three months ended March 31, 2020 compared to the three months ended March 31, 2019, an increase of approximately 41.9%. This increase in ethanol revenue was due primarily to an increase in the volume of ethanol we sold partially offset by a lower average price we received per gallon of ethanol sold during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. We sold approximately 66.7% more gallons of ethanol during the three months ended March 31, 2020 compared to the same period of 2019, an increase of approximately 8.7 million gallons, due to increased production at the plant following completion of our plant expansion project.

The average price we received for our ethanol was approximately $0.19 less per gallon during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, a decrease of approximately 14.9%. Management attributes this decrease in ethanol prices during the three months ended March 31, 2020 with lower energy prices and decreased ethanol demand due to decreased gasoline demand from the COVID-19 pandemic. Social distancing measures that have been implemented in most states in the United States have significantly reduced demand for gasoline. Management believes that this reduction in gasoline demand may be as much as 50% compared to prior years. Since ethanol is used as a component of gasoline, when gasoline demand is reduced, it has a negative impact on ethanol demand. These reductions in ethanol demand occurred at the end of our first quarter of 2020. The impact of this reduced gasoline demand has been more significant during our second quarter of 2020.

Distillers Grains

Our total distillers grains revenue was approximately 72.3% greater during the three months ended March 31, 2020 compared to the same period of 2019 due primarily to increased total production. Following our expansion project, we are selling a greater percentage of our distillers grains in the dried form than in the past when we primarily produced modified distillers grains. We sold approximately 78.6% more total tons of distillers grains during the three months ended March 31, 2020 compared to the same period of 2019 due to increased overall production at the ethanol plant due to our plant expansion project.

The average price we received for our dried distillers grains was approximately 6.8% less during the three months ended March 31, 2020 compared to the same period of 2019, a decrease of approximately $9.83 per ton. Management attributes the decrease in dried distillers grains prices during the three months ended March 31, 2020 to increased supply following completion of our plant expansion project. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 2.5% less for the three months ended March 31, 2020 compared to the same period of 2019, a decrease of approximately $3.57 per ton. Management attributes this decrease in modified/wet distillers grains prices with increased distillers grain supply in the market.

Corn Oil

Our total pounds of corn oil sold increased by approximately 98.1% during the three months ended March 31, 2020 compared to the same period of 2019, an increase of approximately 3.2 million pounds, primarily due to increased overall production and improved corn oil extraction efficiency.

The average price per pound we received for our corn oil was comparable for the three months ended March 31, 2020 and the same period of 2019.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 111.4% greater for the three months ended March 31, 2020 compared to the same period of 2019 due to increased corn bushels used due to the plant expansion project along with higher corn costs per bushel during the 2020 period.

Our average cost per bushel of corn increased by approximately 24.2% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. We consumed approximately 70.4% more bushels of corn during the three months ended March 31, 2020 compared to the same period of 2019. Management attributes the increased corn cost per bushel to higher corn basis costs during our 2020 fiscal period. Management anticipates that corn prices will remain elevated until the harvest of 2020 begins. After harvest, corn prices are expected to decrease for the rest of our 2020 fiscal year.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $652,000, an increase of approximately 56.1%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was due to increased natural gas consumption, partially offset by lower natural gas costs per MMBtu during the three months ended March 31, 2020 compared to the same period of 2019.

Our average cost per MMBtu of natural gas during the three months ended March 31, 2020 was approximately 10.0% less compared to the cost per MMbtu for the three months ended March 31, 2019. Management attributes this decrease in our average natural gas costs with generally lower natural gas prices in 2020.

The volume of natural gas we used increased by approximately 73.3% during the three months ended March 31, 2020 compared to the same period of 2019 due primarily to increased production due to our plant expansion project.

Operating Expenses

Our operating expenses were greater for the three months ended March 31, 2020 compared to the same period of 2019 due primarily to increased environmental compliance expenses and professional fees.

Other Income and Expense

We had more dividend income from our lender during the three months ended March 31, 2020 compared to the same period of 2019 due to having more debt drawn during the 2020 period. We had less earnings on our investments during the three months ended March 31, 2020 compared to the same period of 2019 due to decreased profitability in the ethanol industry. We had more interest expense during the three months ended March 31, 2020 compared to the same period of 2019 because we were capitalizing interest on our expansion project until it was completed during our second quarter of 2019.

Changes in Financial Condition for the Three Months Ended March 31, 2020

Current Assets

Our cash on hand at March 31, 2020 was less compared to December 31, 2019 due to the reduction in corn payables and a downturn in profitability towards the end of the quarter. We had fewer accounts receivable at March 31, 2020 compared to December 31, 2019 due to the timing of our quarter end and the payments related to the shipments of our products. The value of our inventory was less at March 31, 2020 compared to December 31, 2019 due to decreased prices related to market values falling due to the COVID-19 pandemic. The asset value of our derivative instruments was greater at March 31, 2020 compared to December 31, 2019 due to recent corn price changes which impacted our derivative instruments. We had less prepaid expenses at March 31, 2020 compared to December 31, 2019 due to amortization of our insurance premiums.

Property and Equipment

The value of our property and equipment was less at March 31, 2020 compared to December 31, 2019 as a result of regular depreciation of our assets.

Other Assets

The value of our investments was less at March 31, 2020 compared to December 31, 2019 due to decreased profitability in the ethanol industry, which the majority of our investments are related to.

Current Liabilities

We had more outstanding checks in excess of bank balances at March 31, 2020 compared to December 31, 2019 due to the fewer checks outstanding at December 31, 2019 as farmers choose to defer payments for corn until the new year. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable was lower at March 31, 2020 compared to December 31, 2019 due primarily to decreased corn payables at March 31, 2020 compared to December 31, 2019. Our derivative instrument liability was greater at March 31, 2020 compared to December 31, 2019 due to losses on derivative instruments related to corn purchases as the corn market values decreased.

Long-Term Liabilities

Our long-term liabilities were comparable at March 31, 2020 compared to December 31, 2019 due to borrowing related to our plant expansion project.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of March 31, 2020, we had $39,000,000 outstanding and $9,746,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net cash (used in) operating activities	$(13,503,994)	$(2,580,470)
Net cash (used in) investing activities	(74,026)	(4,802,012)
Net cash provided by financing activities	919,479	7,920,236

Cash Flow From Operations. Our operating activities used more cash during the three months ended March 31, 2020 compared to the same period of 2019, due primarily to reduced net income during the 2020 period along with decreased accounts payable during the 2020 period.

Cash Flow From Investing Activities. Our investing activities used less cash during the three months ended March 31, 2020 compared to the same period of 2019, due to fewer capital expenditures and fewer purchases of investments.

Cash Flow From Financing Activities. Our financing activities provided less cash during the three months ended March 31, 2020 compared to the same period of 2019, due primarily to less cash secured from our loans during the 2020 period.

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

On August 1, 2017, we executed an amendment to our credit agreement to create an $8 million term loan which we used to finance a portion of our investment in Ring-neck Energy & Feed, LLC.

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

Dakota Ethanol amended the note agreement with FCSA in June of 2020. Under the amendment, the available credit under the revolving operating note was reduced to $2,000,000 and the available credit on the reducing revolving note was increased to $48,000,000. The working capital covenant was reduced to $11,000,000 and the net worth covenant was reduced to 18,000,000. The debt service coverage ratio measurement was deferred until December 31, 2021. The annual installment on the term note for 2020 was deferred until maturity in 2024. The interest rates were unchanged.

Operating Line

On February 6, 2018, Dakota Ethanol executed a revolving promissory note from Farm Credit Services of America (FCSA) in an amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.60% at March 31, 2020. There is a non-use fee of 0.25% on the unused portion of the $10,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2021. On March 31, 2020, Dakota Ethanol had $0 outstanding and $2,746,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on January 1, 2021 until the maximum balance reaches $26,000,000 on July 1, 2024. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.85% at March 31, 2020. The note contains a non-use fee of 0.50% on the unused portion of the note. On March 31, 2020, Dakota Ethanol had $33,000,000 outstanding and $7,000,000 available to be drawn on the note.

2017 Term Loan

On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 4.85% at March 31, 2020. On March 31, 2020, Dakota Ethanol had $6,000,000 outstanding on the note.

Covenants

Our credit facilities with FCSA are subject to various loan covenants. If we fail to comply with these loan covenants, FCSA can declare us to be in default of our loans. The material loan covenants applicable to our credit facilities are our working capital covenant, local net worth covenant and our debt service coverage ratio. We are required to maintain working capital (current assets minus current liabilities plus availability on our revolving loan) of at least $13.5 million. We are required to maintain local net worth (total assets minus total liabilities minus the value of certain investments) of at least $28 million. We are required to maintain a debt service coverage ratio of at least 1.25:1.00. The working capital and local net worth capital covenants are measured monthly while the debt service coverage covenant is measured annually at year-end.

As of March 31, 2020, we were not in compliance with the working capital and local net worth loan covenants. FCSA has provided a waiver of the non-compliance as of March 31, 2020, April 30, 2020 and May 31, 2020. The credit facilities have been subsequently amended during June of 2020 to modify the covenants going forward. Management's current financial projections indicate that we will be in compliance with our revised financial covenants for the next 12 months and we expect to remain in compliance thereafter. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Derivative Instruments

We enter into short-term forward option and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices. We enter into short-term forward, option and futures contracts for sales of ethanol to manage exposure to changes in commodity prices. All of our derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income or treated as normal purchases and sales contracts and analyzed for inherent losses. Although the contracts are considered economic hedges of specified risks, they are not designated as nor accounted for as hedging instruments.

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized, if necessary, for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. The Company performs the annual analysis as of December 31 of each fiscal year. A triggering even was determined to have occurred during the first quarter of 2020 and an impairment test was performed as of March 31, 2020. The Company determined there was no impairment.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of March 31, 2020, we had $39,000,000 outstanding on our variable interest rate loans with interest accruing at a rate of 4.85%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2020, would be approximately $62,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $2,010,000 related to derivative instruments for the quarter ended March 31, 2020. We recorded a combined increase to our cost of revenues of approximately $42,000 related to derivative instruments for the quarter ended March 31, 2019. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of March 31, 2020, we were committed to purchasing approximately 3.3 million bushels of corn with an average price of $3.50 per bushel. These corn purchases represent approximately 11% of our project plant corn usage for the next 12 months.

As of March 31, 2020, we were committed to purchasing approximately 912,000 MMBtus of natural gas with an average price of $2.17 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 45% of the projected annual plant requirements.

As of March 31, 2020, we were committed to selling approximately 16,000 dry equivalent tons of distillers grains with an average price of $134 per ton. The distillers grains sales represent approximately 7% of the projected annual plant production.

As of March 31, 2020, we were committed to selling approximately 2.4 million pounds of distillers corn oil with an average price of $0.27 per pound.  The distillers corn oil sales represent approximately 11% of the projected annual plant production.

We do not have any firm-priced sales commitments for ethanol as of March 31, 2020.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2020. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$6,716,000
Corn	28,337,822	Bushels	10%	$7,934,590
Natural Gas	1,158,375	MMBTU	10%	$211,824

For comparison purposes, our sensitivity analysis for our quarter ended March 31, 2019 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,500,000	Gallons	10%	$6,615,000
Corn	15,024,261	Bushels	10%	$4,912,933
Natural Gas	729,960	MMBTU	10%	$286,874

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

We are subject to global and regional economic downturns and related risks. The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products in the United States.  For example, in December 2019, a novel strain of coronavirus surfaced in Wuhan, China (“COVID-19”). In just a few months, the spread of COVID-19 has resulted in businesses suspending or terminating global operations and travel, self-imposed or government-mandated quarantines, and an overall slowdown of economic activity in some areas.  Cases have been confirmed worldwide.  To the extent that such economic conditions negatively impact consumer and business confidence, travel and consumption patterns or volumes for our products, our business and results of operations could be significantly and adversely affected.

COVID-19 may negatively impact our ability to operate our business which could decrease or eliminate the value of our units. COVID-19 has resulted in significant uncertainty in many areas of our business.  We do not know how long these conditions will last.  This uncertainty is expected to negatively impact our operations.  We may experience labor shortages if our employees are unable or unwilling to come to work.  In addition, if our suppliers cannot deliver the supplies we need to operate our business, including corn and chemicals for our operations, we may be forced to shutdown operations or reduce production.  In addition, if we are unable to ship our products because of trucking or rail shipping disruptions, it could also result in a forced shutdown or reduction of production.  If we are unable to operate the ethanol plant at capacity, it may result in unfavorable operating results, especially since we will continue to pay our fixed costs of maintaining the facility.  Any shutdown or reduction of production, especially for an extended period of time, could reduce or eliminate the value of our units.

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
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	June 26, 2020	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	June 26, 2020	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)