Form 10-Q
period 2020-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2020-08-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2020

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

As of August 14, 2020, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$2,822,648	$12,823,653
Accounts receivable	7,926,635	1,576,093
Inventory	7,702,565	10,543,422
Derivative financial instruments	589,619	505,025
Prepaid expenses	346,530	479,422
Total current assets	19,387,997	25,927,615

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,631,224	8,631,224
Buildings	9,316,576	9,316,576
Equipment	95,635,121	95,395,121
Construction in progress	179,037	150,925
	114,636,431	114,368,319
Less accumulated depreciation	(50,520,937)	(47,660,838)
Net property and equipment	64,115,494	66,707,481

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	15,292,998	16,682,169
Other	89,291	97,287
Total other assets	25,778,055	27,175,222

TOTAL ASSETS	$109,281,546	$119,810,318

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$2,063,243	$1,155,264
Accounts payable	4,367,796	13,812,388
Accrued liabilities	918,946	933,668
Derivative financial instruments	214,931	698,850
Current portion of notes payable	186	1,000,000
Other	4,000	4,000
Total current liabilities	7,569,102	17,604,170

LONG-TERM LIABILITIES
Notes payable	43,761,172	37,989,208
Other	—	4,000
Total long-term liabilities	43,761,172	37,993,208

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	57,951,272	64,212,940

TOTAL LIABILITIES AND MEMBERS' EQUITY	$109,281,546	$119,810,318

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

REVENUES	$25,424,832	$26,096,989	$57,881,070	$47,710,287

COSTS OF REVENUES	19,812,907	24,798,025	60,118,787	43,961,060

GROSS PROFIT (LOSS)	5,611,925	1,298,964	(2,237,717)	3,749,227

OPERATING EXPENSES	945,709	926,379	2,285,547	1,935,707

INCOME (LOSS) FROM OPERATIONS	4,666,216	372,585	(4,523,264)	1,813,520

OTHER INCOME (EXPENSE)
Interest and other income	31,660	15,657	346,030	151,064
Equity in net (loss) of investments	(66,498)	(290,515)	(1,225,802)	(76,653)
Interest expense	(418,003)	(290,624)	(858,632)	(290,624)
Total other (expense)	(452,841)	(565,482)	(1,738,404)	(216,213)

NET INCOME (LOSS)	$4,213,375	$(192,897)	$(6,261,668)	$1,597,307

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.14	$(0.01)	$(0.21)	$0.05

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$—	$—	$—

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - December 31, 2018	$68,037,124

Net income for the three-month period ended March 31, 2019	1,790,204

Balance - March 31, 2019	69,827,328

Net (loss) for the three-month period ended June 30, 2019	(192,897)

Balance - June 30, 2019	$69,634,431

Members' Equity

Balance - December 31, 2019	$64,212,940

Net (loss) for the three-month period ended March 31, 2020	(10,475,043)

Balance - March 31, 2020	53,737,897

Net income for the three-month period ended June 30, 2020	4,213,375

Balance - June 30, 2020	$57,951,272

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

OPERATING ACTIVITIES
Net income (loss)	$(6,261,668)	$1,597,307
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	2,869,845	2,097,814
Distributions in excess of earnings (earnings in excess of distributions) from investments	1,389,172	167,968
(Increase) decrease in
Accounts receivable	(6,350,541)	(2,086,458)
Inventory	2,840,857	(3,249,448)
Prepaid expenses	132,892	97,054
Derivative financial instruments	(568,514)	(625,568)
Increase (decrease) in
Accounts payable	(9,447,821)	1,143,247
Accrued and other liabilities	(18,722)	89,957
NET CASH USED IN OPERATING ACTIVITIES	(15,414,500)	(768,127)

INVESTING ACTIVITIES
Purchase of property and equipment	(264,884)	(7,634,093)
Purchase of investments	—	(633,924)
NET CASH USED IN INVESTING ACTIVITIES	(264,884)	(8,268,017)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	907,979	2,129,846
Borrowings on notes payable	43,770,400	26,500,000
Payments on notes payable	(39,000,000)	(15,100,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,678,379	13,529,846

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,001,005)	4,493,702

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,823,653	1,697,937

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,822,648	$6,191,639

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $128 and $712,000 in 2020 and 2019, respectively.	$854,213	$81,951
Capital expenditures in accounts payable	3,229	947,996

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2020 AND 2019

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for a full year.

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
JUNE 30, 2020 AND 2019

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues ethanol	$20,304,373	$20,673,752	$43,486,152	$37,009,577
Revenues distillers grains	4,010,385	4,420,567	11,735,394	8,904,917
Revenues distillers corn oil	1,110,074	1,002,670	2,659,524	1,795,793
	$25,424,832	$26,096,989	$57,881,070	$47,710,287

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
JUNE 30, 2020 AND 2019

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was zero as of June 30, 2020 and December 31, 2019.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of June 30, 2020, the Company is committed to purchasing approximately 2.2 million bushels of corn on a forward contract basis with an average price of $2.99 per bushel. The total corn purchase contracts represent 7% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At June 30, 2020, the Company is committed to purchasing approximately 610,000 MMBtus of natural gas with an average price of $2.17 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent 30% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At June 30, 2020, the Company is committed to selling approximately 42,000 dry equivalent tons of distillers grains with an average price of $108 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 19% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At June 30, 2020, the Company is committed to selling approximately 4.9 million pounds of distillers corn oil with an

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2020 AND 2019

average price of $0.24 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 22% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of June 30, 2020.

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

Derivatives not designated as hedging instruments at June 30, 2020 and December 31, 2019 were as follows:

	Balance Sheet Classification	June 30, 2020	December 31, 2019*

Forward contracts in gain position		$109,237	$160,687
Futures contracts in gain position		79,825	33,338
Futures contracts in loss position		(150,400)	(1,500)
Total		38,662	192,525
Cash held by broker		550,957	312,500
	Current Assets	$589,619	$505,025

Forward contracts in loss position	(Current Liabilities)	$(214,931)	$(698,850)

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

Gains and losses related to derivative contracts related to corn are included as a component of costs of revenues.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2020 AND 2019

	Statement of Operations	Three Months Ended June 30,
	Classification	2020	2019
Net realized and unrealized gains related to purchase contracts:
Futures contracts	Cost of Revenues	$333,387	$513,695
Forward contracts	Cost of Revenues	742,543	597,923

	Statement of Operations	Six Months Ended June 30,
	Classification	2020	2019
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$1,436,264	$674,581
Forward contracts	Cost of Revenues	(2,370,490)	478,549

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized, if necessary, for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. The Company performs the annual analysis as of December 31 of each fiscal year. A triggering event was determined to have occurred during the first quarter of 2020 and an impairment test was performed as of March 31, 2020. The Company determined there was no impairment.

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
JUNE 30, 2020 AND 2019

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

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended June 30, 2020, ethanol sales averaged approximately 80% of total revenues, while approximately 16% of revenues were generated from the sale of distiller grains and 4% of revenues were generated from the sale of corn oil. For the six months ended June 30, 2020, ethanol sales averaged approximately 75% of total revenues, while approximately 20% of revenues were generated from the sale of distiller grains and 5% of revenues were generated from the sale of corn oil.

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

NOTE 3.     INVENTORY

Inventory consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019*
Raw materials	$4,339,694	$4,968,731
Finished goods	1,428,629	3,505,224
Work in process	817,094	952,319
Parts inventory	1,117,148	1,117,148
	$7,702,565	$10,543,422

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2020 AND 2019

As of June 30, 2020 and December 31, 2019, the Company recorded a lower of cost or net realizable value write-down on corn inventory of approximately $0 and $424,000, ethanol inventory of approximately $0 and $167,000, distillers grains inventory of approximately $0 and $72,000, and corn oil inventory of approximately $0 and $0, respectively.

*Derived from audited financial statements.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s March 31, 2020 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,244,000 and $1,295,000 as of June 30, 2020 and December 31, 2019, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s June 30, 2020 unaudited interim results. The carrying amount of the Company’s investment was approximately $248,000 and $251,000 as of June 30, 2020 and December 31, 2019, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s June 30, 2020 unaudited interim results. The carrying amount of the Company’s investment was approximately $4,259,000 and $4,991,000 as of June 30, 2020 and December 31, 2019, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s June 30, 2020 unaudited interim results. The carrying amount of the Company’s investment was approximately $53,000 as of June 30, 2020 and December 31, 2019.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy and Feeds, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income which is reported in the Company’s income statement for REF is based on REF’s June 30, 2020 unaudited interim results. The carrying amount of the Company’s investment was approximately $9,490,000 and $10,093,000 as of June 30, 2020 and December 31, 2019, respectively. REF commenced operations during the second quarter of 2019. Prior to then, the ethanol plant was under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $1,086,000. The excess is comprised of a basis adjustment of approximately $446,000 and capitalized interest of $640,000. The excess is amortized over 20 years from May 2019, the time the plant became operational. The amortization is recorded in equity in net income of investments. Amortization was $28,831 and $3,946 for the six months ended June 30, 2020 and 2019, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2020 AND 2019

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	June 30, 2020	December 31, 2019
Current Assets	$134,854,074	$219,618,012
Other Assets	214,571,494	226,475,383
Current Liabilities	123,263,835	187,381,453
Long-term Liabilities	76,889,035	95,219,540
Members' Equity	149,272,698	163,492,402

	Three Months Ended
Income Statement	June 30, 2020	June 30, 2019
Revenue	$49,534,870	$75,598,119
Gross Profit	7,273,860	2,771,334
Net (Loss)	(354,889)	(3,358,215)

	Six Months Ended
Income Statement	June 30, 2020	June 30, 2019
Revenue	$142,162,849	$136,241,079
Gross Profit	2,323,164	8,829,314
Net (Loss)	(11,473,373)	(347,474)

The Company recorded equity in net (loss) of approximately $(66,000) and $(1,226,000) from our investments for the three and six months ended June 30, 2020, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Dakota Ethanol amended the note agreement with FCSA in June of 2020. Under the amendment, the available credit under the revolving operating note was reduced to $2,000,000. Interest on the outstanding principal balance will accrue at 300 basis points above the one-month LIBOR rate and is not subject to a floor. The rate was 3.20% at June 30, 2020. There is a non-use fee of 0.25% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2021. On June 30, 2020, Dakota Ethanol had no balance outstanding and approximately $2,000,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6.    LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment on August 1, 2020 is no longer due after the note was amended with FCSA and is now due on August 1, 2025. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the one-month LIBOR rate until February 1, 2023 and increases to 350 basis points thereafter until maturity. The interest rate is not subject to a floor. The rate was 3.45% at June 30, 2020. On June 30, 2020, Dakota Ethanol had $6,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. Dakota Ethanol amended the note agreement with FCSA in June of 2020. Under the amendment, the available credit on the reducing revolving note was increased to $48,000,000. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the one-month LIBOR rate until February 1, 2023 and the basis increases to 350 points thereafter until maturity. The interest rate is not subject to a floor. The rate was 3.45% at June 30,

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2020 AND 2019

2020. The note contains a non-use fee of 0.50% on the unused portion of the note. On June 30, 2020, Dakota Ethanol had $37,000,000 outstanding and $11,000,000 available to be drawn on the note.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company. The note payable agreement was amended in June 2020 with modifications to the requirements. The working capital covenant was reduced to $11,000,000 and the net worth covenant was reduced to $18,000,000. The next measurement date for the debt service coverage ratio was deferred until December 31, 2021. Management's current financial projections indicate that we will be in compliance with our revised financial covenants for the next 12 months and we expect to remain in compliance thereafter.

The Company entered into a loan agreement with the Small Business Association through First State Bank, Gothenburg, NE on April 4, 2020 for $760,400 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in April 2022 and has an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for incurred before December 31, 2020 under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. The Company anticipates applying for forgiveness of this loan . The Paycheck Protection Program Flexibility Act, which was put into effect on June 5, 2020, may effect the terms of our loan.

The Company also received an Economic Injury Disaster Loan (EIDL) in the amount of $10,000 in June 2020. Repayment of the loan will begin in June 2021 and has a 30 year term at 3.75% interest.

The balances of the notes payable are as follows. The balances reflect the updated agreement:

	June 30, 2020	December 31, 2019*
Notes Payable - FCSA	43,000,000	39,000,000
Notes Payable - Other	770,400	—
Less unamortized debt issuance costs	(9,042)	(10,792)
	43,761,358	38,989,208
Less current portion	(186)	(1,000,000)
	$43,761,172	$37,989,208
*Derived from audited financial statements

Principal maturities for the next five years are estimated as follows.

Years Ending June 30,	Principal
2021	$186
2022	1,760,593
2023	1,000,200
2024	1,000,208
2025	4,000,215
thereafter	36,008,998

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
JUNE 30, 2020 AND 2019

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
June 30, 2020

Assets:
Derivative financial instruments,
futures contracts	$79,825	$79,825	$—	$—
forward contracts	$109,237	$—	$109,237	$—
Liabilities:
Derivative financial instruments,
futures contracts	$150,400	$150,400	$—	$—
forward contracts	$214,931	$—	$214,931	$—

December 31, 2019*

Assets:
Derivative financial instruments,
futures contracts	$33,338	$33,338	$—	$—
forward contracts	$160,687	$—	$160,687	$—
Liabilities:
Derivative financial instruments,
futures contracts	$1,500	$1,500	$—	$—
forward contracts	$698,850	$—	$698,850	$—

*Derived from audited financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2020 AND 2019

During the three and six months ended June 30, 2020, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of June 30, 2020 and December 31, 2019, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2020.

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

The carrying amount of long-term obligations (level 3) at June 30, 2020 of $43,770,400 had an estimated fair value of approximately $43,770,400 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2019 of $39,000,000 had an estimated fair value of approximately $39,000,000.

NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 5% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues. The Company also purchases denaturant from RPMG.
Revenues and marketing fees related to the agreements as well as denaturant purchases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues ethanol	$20,324,281	$20,723,838	$43,565,787	$37,103,781
Revenues distillers dried grains	1,140,435	849,741	3,678,750	1,175,323
Revenues corn oil	1,114,584	1,010,829	2,677,418	1,810,516
Marketing fees ethanol	19,909	60,960	79,636	121,920
Marketing fees distillers dried grains	6,078	6,763	23,919	8,940
Marketing fees corn oil	4,510	8,143	17,894	14,577
Denaturant purchases	123,329	205,034	691,893	336,084

	June 30, 2020	December 31, 2019*
Amounts due from RPMG	$7,417,432	$891,227
Amounts due to RPMG	$40,656	$46,234
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. Purchases during the three and six months ended June 30, 2020 totaled approximately $355,000 and $376,000, respectively. As of June 30, 2020 and December 31, 2019, the amount we owed to other related parties was approximately $0 and $0, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2020, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2019, included in the Company's Annual Report on Form 10-K for 2019.

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

Our revenue is derived from the sale and distribution of our ethanol, distillers grains and corn oil.  The ethanol plant increased its nameplate capacity in May of 2019 from 50 million gallons per year to 90 million gallons per year.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. We have engaged Renewable Products Marketing Group, Inc. ("RPMG, Inc.") to market all of the ethanol and corn oil that we produce at the ethanol plant. Further, RPMG, Inc. markets all of the distillers grains that we produce that we do not market internally to local customers.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the three months ended June 30, 2020 and 2019:

	2020		2019
Income Statement Data	Amount	%	Amount	%
Revenues	$25,424,832	100.0	$26,096,989	100.0

Cost of Revenues	19,812,907	77.9	24,798,025	95.0

Gross Profit	5,611,925	22.1	1,298,964	5.0

Operating Expense	945,709	3.7	926,379	3.5

Income from Operations	4,666,216	18.4	372,585	1.4

Other Income (Expense)	(452,841)	(1.8)	(565,482)	(2.2)

Net Income (Loss)	$4,213,375	16.6	$(192,897)	(0.7)

Revenues

Revenue from ethanol sales decreased by approximately 1.8% during the three months ended June 30, 2020 compared to the same period of 2019 due to increased gallons of ethanol sold, partially offset by lower average prices that we received for our ethanol during the 2020 period. Revenue from distillers grains sales decreased by approximately 9.3% during the three months ended June 30, 2020 compared to the same period of 2019 due primarily to decreased distillers grains sales during the 2020 period. Revenue from corn oil sales increased by approximately 10.7% during the three months ended June 30, 2020 compared to the same period of 2019 due to increased pounds of corn oil sold during the 2020 period.

Ethanol

Our ethanol revenue was approximately $0.4 million lower during our three months ended June 30, 2020 compared to the three months ended June 30, 2019, a decrease of approximately 1.8%. This decrease in ethanol revenue was due primarily to an increase in the volume of ethanol we sold offset by a lower average price we received per gallon of ethanol sold during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. We sold approximately 5.0% more gallons of ethanol during the three months ended June 30, 2020 compared to the same period of 2019, an increase of approximately 0.8 million gallons, due to increased production capacity from the expansion offset by reduced production in April and May due to the COVID-19 pandemic.

The average price we received for our ethanol was approximately $0.09 less per gallon during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, a decrease of approximately 6.5%. Management attributes this decrease in ethanol prices during the three months ended June 30, 2020 with decreased ethanol demand due to decreased gasoline demand from the COVID-19 pandemic. Social distancing measures that have been implemented in most states in the United States have significantly reduced demand for gasoline. Management believes that this reduction in gasoline demand may be as much as 50% compared to prior years. Since ethanol is used as a component of gasoline, when gasoline demand is reduced, it has a negative impact on ethanol demand. These reductions in ethanol demand occurred at the end of our first quarter of 2020. The impact of this reduced gasoline demand has been more significant during our second quarter of 2020.

Distillers Grains

Our total distillers grains revenue was approximately 9.3% lower during the three months ended June 30, 2020 compared to the same period of 2019 due primarily to decreased total production. We sold approximately 11.4% fewer total tons of distillers grains during the three months ended June 30, 2020 compared to the same period of 2019 due to decreased overall production at the ethanol plant related to the COVID-19 pandemic.

The average price we received for our dried distillers grains was approximately 9.0% higher during the three months ended June 30, 2020 compared to the same period of 2019, an increase of approximately $10.35 per ton. Management attributes the increase in dried distillers grains prices during the three months ended June 30, 2020 to increased demand. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 1.7% greater for the three months ended June 30, 2020 compared to the same period of 2019, an increase of approximately $2.20 per ton. Management attributes this slight increase in modified/wet distillers grains prices with steady distillers grain demand in the market.

Corn Oil

Our total pounds of corn oil sold increased by approximately 6.2% during the three months ended June 30, 2020 compared to the same period of 2019, an increase of approximately 0.3 million pounds, primarily due to improved corn oil extraction efficiency.

The average price per pound we received for our corn oil was comparable for the three months ended June 30, 2020 and the same period of 2019.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 21.9% lower for the three months ended June 30, 2020 compared to the same period of 2019 due to significantly decreased corn prices during the 2020 period.

Our average cost per bushel of corn decreased by approximately 27.0% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. We consumed approximately 7.1% more bushels of corn during the three months ended June 30, 2020 compared to the same period of 2019. Management attributes the decreased corn cost per bushel to significantly lower corn prices during our 2020 fiscal period due to the COVID-19 pandemic. Management anticipates that corn prices will remain steady until the harvest of 2020. After harvest, corn prices are expected to decrease further for the rest of our 2020 fiscal year.

Natural Gas

Our cost of revenues related to natural gas decreased by approximately $45,000, a decrease of approximately 4.3%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This decrease was due to comparable natural gas consumption, offset by lower natural gas costs per MMBtu during the three months ended June 30, 2020 compared to the same period of 2019.

Our average cost per MMBtu of natural gas during the three months ended June 30, 2020 was approximately 7.1% less compared to the cost per MMbtu for the three months ended June 30, 2019. Management attributes this decrease in our average natural gas costs with generally lower natural gas prices, steady supply, and the COVID-19 pandemic in 2020.

The volume of natural gas we used increased by approximately 3.2% during the three months ended June 30, 2020 compared to the same period of 2019 due primarily to more distillers produced in the dried form, offset by lower production due to the COVID-19 pandemic.

Operating Expenses

Our operating expenses were greater for the three months ended June 30, 2020 compared to the same period of 2019 due primarily to increased property insurance payments, slightly offset by decreased environmental compliance expenses and professional fees.

Other Income and Expense

We had more other income during the three months ended June 30, 2020 compared to the same period of 2019 due to increased land rental income during the 2020 period. We had less loss on our investments during the three months ended June 30, 2020 compared to the same period of 2019 due to improved profitability in the ethanol sector. We had more interest expense during the three months ended June 30, 2020 compared to the same period of 2019 because we were capitalizing interest on our expansion project until it was completed during our second quarter of 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the six months ended June 30, 2020 and 2019:

	2020		2019
Income Statement Data	Amount	%	Amount	%
Revenues	$57,881,070	100.0	$47,710,287	100.0

Cost of Revenues	60,118,787	103.9	43,961,060	92.1

Gross Profit	(2,237,717)	(3.9)	3,749,227	7.9

Operating Expense	2,285,547	3.9	1,935,707	4.1

Income from Operations	(4,523,264)	(7.8)	1,813,520	3.8

Other Income (Expense)	(1,738,404)	(3.0)	(216,213)	(0.5)

Net Income (Loss)	$(6,261,668)	(10.8)	$1,597,307	3.3

Revenues

Revenue from ethanol sales increased by approximately 17.5% during the six months ended June 30, 2020 compared to the same period of 2019 due to increased gallons of ethanol sold, partially offset by lower average prices that we received for our ethanol during the 2020 period. Revenue from distillers grains sales increased by approximately 31.8% during the six months ended June 30, 2020 compared to the same period of 2019 due primarily to increased distillers grains sales during the 2020 period. Revenue from corn oil sales increased by approximately 48.1% during the six months ended June 30, 2020 compared to the same period of 2019 due to increased pounds of corn oil sold during the 2020 period.

Ethanol

Our ethanol revenue was approximately $6.48 million greater during our six months ended June 30, 2020 compared to the six months ended June 30, 2019, an increase of approximately 17.5%. This increase in ethanol revenue was due primarily to an increase in the volume of ethanol we sold partially offset by a lower average price we received per gallon of ethanol sold during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. We sold approximately 33.0% more gallons of ethanol during the six months ended June 30, 2020 compared to the same period of 2019, an increase of approximately 10 million gallons, due to increased production at the plant following completion of our plant expansion project during 2019.

The average price we received for our ethanol was approximately $0.15 less per gallon during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, a decrease of approximately 11.7%. Management attributes this decrease in ethanol prices during the six months ended June 30, 2020 with decreased ethanol demand due to decreased gasoline demand from the COVID-19 pandemic.

Distillers Grains

Our total distillers grains revenue was approximately 31.8% greater during the six months ended June 30, 2020 compared to the same period of 2019 due primarily to increased total production. Following our expansion project, we are selling a greater percentage of our distillers grains in the dried form than in the past when we primarily produced modified distillers grains. We sold approximately 31.6% more total tons of distillers grains during the six months ended June 30, 2020 compared to the same period of 2019 due to increased overall production at the ethanol plant due to our plant expansion project.

The average price we received for our dried distillers grains was approximately 6.6% greater during the six months ended June 30, 2020 compared to the same period of 2019, an increase of approximately $8 per ton. Management attributes the increase in dried distillers grains prices during the six months ended June 30, 2020 to improved demand for dried distillers grains. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 0.2% less for the six months ended June 30, 2020 compared to the same period of 2019. Management attributes this slight decrease in modified/wet distillers grains prices with steady distillers grain prices in the market.

Corn Oil

Our total pounds of corn oil sold increased by approximately 46.8% during the six months ended June 30, 2020 compared to the same period of 2019, an increase of approximately 3.4 million pounds, primarily due to increased overall production and improved corn oil extraction efficiency.

The average price per pound we received for our corn oil was comparable for the six months ended June 30, 2020 and the same period of 2019.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 38.0% greater for the six months ended June 30, 2020 compared to the same period of 2019 due to increased corn bushels used due to the plant expansion project along with higher corn costs per bushel during the 2020 period.

Our average cost per bushel of corn increased by approximately 1.8% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. We consumed approximately 35.5% more bushels of corn during the six months ended June 30, 2020 compared to the same period of 2019. Management attributes the increased corn cost per bushel to higher corn basis costs during our 2020 fiscal period. Management anticipates that corn prices will remain lower until the harvest of 2020 begins. After harvest, corn prices are expected to decrease further for the rest of our 2020 fiscal year.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $652,000, an increase of approximately 29.5%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily due to increased natural gas consumption during the six months ended June 30, 2020 compared to the same period of 2019.

Our average cost per MMBtu of natural gas during the six months ended June 30, 2020 was approximately 2.6% lower compared to the cost per MMbtu for the six months ended June 30, 2019. Management attributes this decrease in our average natural gas costs with generally lower natural gas prices in 2020 due to the COVID-19 pandemic.

The volume of natural gas we used increased by approximately 33.0% during the six months ended June 30, 2020 compared to the same period of 2019 due primarily to increased production due to our plant expansion project.

Operating Expenses

Our operating expenses were greater for the six months ended June 30, 2020 compared to the same period of 2019 due primarily to increased expenses related to wages and benefits and increased maintenance expenses of our plant due to the expansion.

Other Income and Expense

We had more dividend income from our lender during the six months ended June 30, 2020 compared to the same period of 2019 due to having more debt drawn during the 2020 period. We had greater losses on our investments during the six months ended June 30, 2020 compared to the same period of 2019 due to decreased profitability in the ethanol industry. We had more interest expense during the six months ended June 30, 2020 compared to the same period of 2019 because we were capitalizing interest on our expansion project until it was completed during our second quarter of 2019.

Changes in Financial Condition for the Six Months Ended June 30, 2020

Current Assets

Our cash on hand at June 30, 2020 was less compared to December 31, 2019 due to the reduction in corn payables and a downturn in profitability. We had greater accounts receivable at June 30, 2020 compared to December 31, 2019 due to the timing of our quarter end and the payments related to the shipments of our products. The value of our inventory was less at June 30, 2020 compared to December 31, 2019 due to decreased prices related to market values falling due to the COVID-19 pandemic as well as timing of ethanol shipments. The asset value of our derivative instruments was greater at June 30, 2020 compared to

December 31, 2019 due to recent corn price changes which impacted our derivative instruments. We had less prepaid expenses at June 30, 2020 compared to December 31, 2019 due to amortization of our insurance premiums.

Property and Equipment

The value of our property and equipment was less at June 30, 2020 compared to December 31, 2019 as a result of regular depreciation of our assets.

Other Assets

The value of our investments was less at June 30, 2020 compared to December 31, 2019 due to decreased profitability in the ethanol industry, which the majority of our investments are related to.

Current Liabilities

We had more outstanding checks in excess of bank balances at June 30, 2020 compared to December 31, 2019 due to the fewer checks outstanding at December 31, 2019 as farmers choose to defer payments for corn until the new year. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable were lower at June 30, 2020 compared to December 31, 2019 due primarily to decreased corn payables at June 30, 2020 compared to December 31, 2019 as the deferred payments were paid during the first quarter. Our derivative instrument liability was lower at June 30, 2020 compared to December 31, 2019 due to fewer losses on derivative instruments related to corn purchases.

Long-Term Liabilities

Our long-term liabilities were higher at June 30, 2020 compared to December 31, 2019 due to increased borrowing to offset operating losses.

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

Currently, we have two revolving loans which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of June 30, 2020, we had $37,000,000 outstanding and $13,000,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net cash (used in) operating activities	$(15,414,500)	$(768,127)
Net cash (used in) investing activities	(264,884)	(8,268,017)
Net cash provided by financing activities	5,678,379	13,529,846

Cash Flow From Operations. Our operating activities used more cash during the six months ended June 30, 2020 compared to the same period of 2019, due primarily to reduced net income during the 2020 period along with reduction in accounts payable for corn during the 2020 period.

Cash Flow From Investing Activities. Our investing activities used less cash during the six months ended June 30, 2020 compared to the same period of 2019, due to fewer capital expenditures and fewer purchases of investments.

Cash Flow From Financing Activities. Our financing activities provided less cash during the six months ended June 30, 2020 compared to the same period of 2019, due primarily to less cash secured from our loans during the 2020 period.

Indebtedness

We entered into a comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). We have a $2 million revolving operating line of credit (the "Operating Line") and a $48 million reducing revolving loan (the "Reducing Revolving Loan"). All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

On August 1, 2017, we executed an amendment to our credit agreement to create an $8 million term loan which we used to finance a portion of our investment in Ring-neck Energy & Feed, LLC.

On February 6, 2018, we executed an Amended and Restated Credit Agreement (the "Credit Agreement") with FCSA. Pursuant to the Credit Agreement, our total credit availability is $40 million to support our expansion project. The credit availability matures on January 1, 2026. Interest on the outstanding principal balance will accrue at the one month London Interbank Offered Rate ("LIBOR") plus 325 basis points until February 1, 2023 and the basis increases to 350 points thereafter until maturity. The interest rate is not subject to a floor. We agreed to pay a fee of 0.50% on the unused portion of the increased credit availability.

On October 21, 2019, we entered into a Second Amendment to Amended and Restated Credit Agreement (the "Loan Amendment") with FCSA. In the Loan Amendment, we extended the maturity date of our $10 million revolving loan to November 1, 2021, we also extended the date when the available balance of our $40 million revolving loan starts to decrease from January 1, 2020 to January 1, 2021.

On June 5, 2020, we entered into a Third Amendment to the agreement (the "Third Amendment"). Under the Third Amendment, the available credit under the revolving operating note was reduced to $2,000,000 and the available credit on the reducing revolving note was increased to $48,000,000. The working capital covenant was reduced to $11,000,000 and the net worth covenant was reduced to $18,000,000. The next measurement date for the debt service coverage ratio was deferred until December 31, 2021. The annual installment on the term note for 2020 was deferred until maturity in 2025. The interest rates were unchanged.

Operating Line

Dakota Ethanol has a revolving promissory note from Farm Credit Services of America (FCSA) in an amount up to $2,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.2% at June 30, 2020. There is a non-use fee of 0.3% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2021. On June 30, 2020, Dakota Ethanol had $0 outstanding and $2,000,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $48,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at the one month London Interbank Offered Rate ("LIBOR") plus 325 basis points until February 1, 2023 and the basis increases to 350 points thereafter until maturity. The interest rate is not subject to a floor. The rate was 3.5% at June 30, 2020. The note contains a non-use fee of 0.5% on the unused portion of the note. On June 30, 2020, Dakota Ethanol had $37,000,000 outstanding and $11,000,000 available to be drawn on the note.

2017 Term Loan

On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment that was due in August 2020 was deferred to August 2025. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.5% at June 30, 2020. On June 30, 2020, Dakota Ethanol had $6,000,000 outstanding on the note.

2020 Loans

The Company entered into a loan agreement with the Small Business Association through First State Bank, Gothenburg, NE on April 4, 2020 for $760,400 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in April 2022 and has an interest rate of 1.0%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. The Company applied for the loan to be forgiven during June of 2020. We are currently awaiting approval of the application. The Paycheck Protection Program Flexibility Act, which was put into effect on June 5, 2020, may effect the terms of our loan.

The Company also received an Economic Injury Disaster Loan (EIDL) in the amount of $10,000 in June 2020. Repayment of the loan will begin in June 2021 and has a 30 year term at 3.75% interest.

Covenants

Our credit facilities with FCSA are subject to various loan covenants. If we fail to comply with these loan covenants, FCSA can declare us to be in default of our loans. The material loan covenants applicable to our credit facilities are our working capital covenant, local net worth covenant and our debt service coverage ratio. We are required to maintain working capital (current assets minus current liabilities plus availability on our revolving loan) of at least $11.0 million. We are required to maintain local net worth (total assets minus total liabilities minus the value of certain investments) of at least $18 million. We are required to maintain a debt service coverage ratio of at least 1.25:1.00. The working capital and local net worth capital covenants are measured monthly while the debt service coverage covenant is measured annually at year-end. The debt service coverage covenant measurement will be measured again starting on December 31, 2021.

As of June 30, 2020, we are in compliance with the working capital and local net worth loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of June 30, 2020, we had $43,000,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.45%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of June 30, 2020, would be approximately $8,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined decrease to our cost of revenues of approximately $1,076,000 related to derivative instruments for the quarter ended June 30, 2020. We recorded a combined decrease to our cost of revenues of approximately $1,112,000 related to derivative instruments for the quarter ended June 30, 2019. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of June 30, 2020, we were committed to purchasing approximately 2.2 million bushels of corn with an average price of $2.99 per bushel. These corn purchases represent approximately 7% of our project plant corn usage for the next 12 months.

As of June 30, 2020, we were committed to purchasing approximately 610,000 MMBtus of natural gas with an average price of $2.17 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 30% of the projected annual plant requirements.

As of June 30, 2020, we were committed to selling approximately 42,000 dry equivalent tons of distillers grains with an average price of $108 per ton. The distillers grains sales represent approximately 19% of the projected annual plant production.

As of June 30, 2020, we were committed to selling approximately 4.9 million pounds of distillers corn oil with an average price of $0.24 per pound.  The distillers corn oil sales represent approximately 22% of the projected annual plant production.

We do not have any firm-priced sales commitments for ethanol as of June 30, 2020.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2020. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$13,156,000
Corn	28,768,915	Bushels	10%	$8,630,674
Natural Gas	1,460,040	MMBTU	10%	$237,987

For comparison purposes, our sensitivity analysis for our quarter ended June 30, 2019 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$13,064,000
Corn	24,526,548	Bushels	10%	$10,227,570
Natural Gas	1,236,578	MMBTU	10%	$248,552

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

Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Third Amendment to Amended and Restated Credit Agreement dated June 5, 2020*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2020 and 2019, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	August 14, 2020	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2020	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)