Form 10-Q
period 2020-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2020-11-13
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended
September 30, 2020

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-50254
(Commission file number)

LAKE AREA CORN PROCESSORS, LLC
(Exact name of registrant as specified in its charter)

SD	46-0460790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46269 SD Highway 34	Wentworth	SD
P.O. Box 100	57075
(Address of principal executive offices)	(Zip Code)

(605)	483-2676
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of November 13, 2020, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$2,114,153	$12,823,653
Accounts receivable	1,919,969	1,576,093
Inventory	5,497,765	10,543,422
Derivative financial instruments	445,901	505,025
Prepaid expenses	198,085	479,422
Total current assets	10,175,873	25,927,615

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,631,224	8,631,224
Buildings	9,316,576	9,316,576
Equipment	95,849,293	95,395,121
Construction in progress	—	150,925
	114,671,566	114,368,319
Less accumulated depreciation	(51,910,690)	(47,660,838)
Net property and equipment	62,760,876	66,707,481

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	16,212,660	16,682,169
Other	85,293	97,287
Total other assets	26,693,719	27,175,222

TOTAL ASSETS	$99,630,468	$119,810,318

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$1,604,126	$1,155,264
Accounts payable	3,637,967	13,812,388
Accrued liabilities	857,091	933,668
Derivative financial instruments	3,450	698,850
Current portion of notes payable	1,074,853	1,000,000
Other	4,000	4,000
Total current liabilities	7,181,487	17,604,170

LONG-TERM LIABILITIES
Notes payable	28,687,283	37,989,208
Other	—	4,000
Total long-term liabilities	28,687,283	37,993,208

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	63,761,698	64,212,940

TOTAL LIABILITIES AND MEMBERS' EQUITY	$99,630,468	$119,810,318

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended Septemer 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

REVENUES	$33,917,787	$32,441,510	$91,798,857	$80,151,796

COSTS OF REVENUES	27,871,295	34,256,712	87,990,082	78,218,717

GROSS PROFIT (LOSS)	6,046,492	(1,815,202)	3,808,775	1,933,079

OPERATING EXPENSES	992,023	971,662	3,277,570	2,906,424

INCOME (LOSS) FROM OPERATIONS	5,054,469	(2,786,864)	531,205	(973,345)

OTHER INCOME (EXPENSE)
Interest and other income	42,419	12,320	388,449	163,385
Equity in net income (loss) of investments	1,019,662	(349,123)	(206,140)	(425,776)
Interest expense	(306,124)	(476,122)	(1,164,756)	(766,746)
Total other (expense)	755,957	(812,925)	(982,447)	(1,029,137)

NET INCOME (LOSS)	$5,810,426	$(3,599,789)	$(451,242)	$(2,002,482)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.20	$(0.12)	$(0.02)	$(0.07)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$—	$—	$—

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - December 31, 2018	$68,037,124

Net income for the three-month period ended March 31, 2019	1,790,204

Balance - March 31, 2019	69,827,328

Net (loss) for the three-month period ended June 30, 2019	(192,897)

Balance - June 30, 2019	$69,634,431

Net (loss) for the three-month period ended September 30, 2019	$(3,599,789)

Balance - September 30, 2019	$66,034,642

Members' Equity

Balance - December 31, 2019	$64,212,940

Net (loss) for the three-month period ended March 31, 2020	(10,475,043)

Balance - March 31, 2020	53,737,897

Net income for the three-month period ended June 30, 2020	4,213,375

Balance - June 30, 2020	$57,951,272

Net income for the three-month period ended September 30, 2020	$5,810,426

Balance - September 30, 2020	$63,761,698

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

OPERATING ACTIVITIES
Net (loss)	$(451,242)	$(2,002,482)
Adjustments to reconcile net (loss) to cash used in operating activities
Depreciation and amortization	4,295,699	3,529,356
Distributions in excess of earnings from investments	469,510	617,091
(Increase) decrease in
Accounts receivable	(343,878)	(2,956,690)
Inventory	5,045,657	(1,176,060)
Prepaid expenses	281,337	161,541
Derivative financial instruments	(636,276)	(226,499)
Increase (decrease) in
Accounts payable	(10,174,421)	(14,951)
Accrued and other liabilities	(80,577)	80,778
NET CASH USED IN OPERATING ACTIVITIES	(1,594,191)	(1,987,916)

INVESTING ACTIVITIES
Purchase of property and equipment	(334,571)	(8,868,064)
Purchase of investments	—	(633,924)
NET CASH USED IN INVESTING ACTIVITIES	(334,571)	(9,501,988)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	448,862	873,922
Borrowings on notes payable	43,770,400	47,500,000
Payments on notes payable	(53,000,000)	(33,099,076)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,780,738)	15,274,846

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,709,500)	3,784,942

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,823,653	1,697,937

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,114,153	$5,482,879

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $128 and $830,432 in 2020 and 2019, respectively.	$1,245,296	$356,215
Capital expenditures in accounts payable	—	81,387

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2020 AND 2019

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for a full year.

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

•sales of ethanol
•sales of distillers grains
•sales of distillers corn oil

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2020 AND 2019

    Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues ethanol	$26,424,724	$25,563,757	$69,910,876	$62,573,333
Revenues distillers grains	6,131,560	5,634,315	17,866,954	14,539,232
Revenues distillers corn oil	1,361,503	1,243,438	4,021,027	3,039,231
	$33,917,787	$32,441,510	$91,798,857	$80,151,796

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

Costs of Revenues

The primary components of costs of revenues from the production of ethanol and related co-products are corn, energy (natural gas and electricity), raw materials (chemicals and denaturant), and direct labor costs.

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
SEPTEMBER 30, 2020 AND 2019

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was zero as of September 30, 2020 and December 31, 2019.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of September 30, 2020, the Company is committed to purchasing approximately 1.5 million bushels of corn on a forward contract basis with an average price of $3.22 per bushel. The total corn purchase contracts represent 5% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At September 30, 2020, the Company is committed to purchasing approximately 336,000 MMBtus of natural gas with an average price of $2.12 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent 17% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At September 30, 2020, the Company is committed to selling approximately 49,000 dry equivalent tons of distillers grains with an average price of $117 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 23% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2020 AND 2019

of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At September 30, 2020, the Company is committed to selling approximately 3.1 million pounds of distillers corn oil with an average price of $0.28 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 14% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of September 30, 2020.

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

Derivatives not designated as hedging instruments at September 30, 2020 and December 31, 2019 were as follows:

	Balance Sheet Classification	September 30, 2020	December 31, 2019*

Forward contracts in gain position		$224,549	$160,687
Futures contracts in gain position		63	33,338
Futures contracts in loss position		(471,725)	(1,500)
Total		(247,113)	192,525
Cash held by broker		693,014	312,500
	Current Assets	$445,901	$505,025

Forward contracts in loss position	(Current Liabilities)	$(3,450)	$(698,850)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2020 AND 2019

	Statement of Operations	Three Months Ended September 30,
	Classification	2020	2019
Net realized and unrealized (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(258,881)	$(788,253)
Forward contracts	Cost of Revenues	(57,419)	(424,895)

	Statement of Operations	Nine Months Ended September 30,
	Classification	2020	2019
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$1,177,383	$(113,672)
Forward contracts	Cost of Revenues	(2,427,909)	53,655

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
SEPTEMBER 30, 2020 AND 2019

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

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended September 30, 2020, ethanol sales averaged approximately 78% of total revenues, while approximately 18% of revenues were generated from the sale of distiller grains and 4% of revenues were generated from the sale of corn oil. For the nine months ended September 30, 2020, ethanol sales averaged approximately 76% of total revenues, while approximately 20% of revenues were generated from the sale of distiller grains and 4% of revenues were generated from the sale of corn oil.

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

NOTE 3.     INVENTORY

Inventory consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019*
Raw materials	$1,649,869	$4,968,731
Finished goods	1,946,490	3,505,224
Work in process	784,258	952,319
Parts inventory	1,117,148	1,117,148
	$5,497,765	$10,543,422
*Derived from audited financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2020 AND 2019

As of September 30, 2020 and December 31, 2019, the Company recorded a lower of cost or net realizable value write-down on corn inventory of approximately $0 and $424,000, ethanol inventory of approximately $0 and $167,000, distillers grains inventory of approximately $0 and $72,000, and corn oil inventory of approximately $0 and $0, respectively.

NOTE 4.    INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s June 30, 2020 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,197,000 and $1,295,000 as of September 30, 2020 and December 31, 2019, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s September 30, 2020 unaudited interim results. The carrying amount of the Company’s investment was approximately $194,000 and $251,000 as of September 30, 2020 and December 31, 2019, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s September 30, 2020 unaudited interim results. The carrying amount of the Company’s investment was approximately $4,874,000 and $4,991,000 as of September 30, 2020 and December 31, 2019, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s September 30, 2020 unaudited interim results. The carrying amount of the Company’s investment was approximately $88,000 and $53,000 as of September 30, 2020 and December 31, 2019, respectively.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy and Feeds, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income which is reported in the Company’s income statement for REF is based on REF’s September 30, 2020 unaudited interim results. The carrying amount of the Company’s investment was approximately $9,860,000 and $10,093,000 as of September 30, 2020 and December 31, 2019, respectively. REF commenced operations during the second quarter of 2019. Prior to then, the ethanol plant was under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $1,072,000. The excess is comprised of a basis adjustment of approximately $440,000 and capitalized interest of $632,000. The excess is amortized over 20 years from May 2019, the time the plant became operational. The amortization is recorded in equity in net income of investments. Amortization was $14,416 for both the three months ended September 30, 2020 and 2019, and $43,247 and $24,026 for the nine months ended September 30, 2020 and 2019, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2020 AND 2019

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	September 30, 2020	December 31, 2019
Current Assets	$226,285,312	$219,618,012
Other Assets	207,847,399	226,475,383
Current Liabilities	210,208,306	187,381,453
Long-term Liabilities	66,284,372	95,219,540
Members' Equity	157,640,033	163,492,402

	Three Months Ended
Income Statement	September 30, 2020	September 30, 2019
Revenue	$93,946,470	$94,474,407
Gross Profit	15,327,809	5,266,631
Net Income (Loss)	9,367,336	(2,645,668)

	Nine Months Ended
Income Statement	September 30, 2020	September 30, 2019
Revenue	$236,109,319	$230,715,486
Gross Profit	17,650,973	14,095,945
Net (Loss)	(2,106,037)	(2,933,142)

The Company recorded equity in net income (loss) of approximately $1,020,000 and $(206,000) from our investments for the three and nine months ended September 30, 2020, respectively.

NOTE 5.    REVOLVING OPERATING NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Dakota Ethanol amended the note agreement with FCSA in June of 2020. Under the amendment, the available credit under the revolving operating note was reduced to $2,000,000. Interest on the outstanding principal balance will accrue at 300 basis points above the one-month LIBOR rate and is not subject to a floor. The rate was 3.15% at September 30, 2020. There is a non-use fee of 0.25% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2021. On September 30, 2020, Dakota Ethanol had no balance outstanding and approximately $2,000,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 6.    LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment on August 1, 2020 is no longer due after the note was amended with FCSA and is now due on August 1, 2025. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the one-month LIBOR rate until February 1, 2023 and increases to 350 basis points thereafter until maturity. The interest rate is not subject to a floor. The rate was 3.40% at September 30, 2020. On September 30, 2020, Dakota Ethanol had $6,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. Dakota Ethanol amended the note agreement with FCSA in June of 2020. Under the amendment, the available credit on the reducing revolving note was increased to $48,000,000. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2020 AND 2019

annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the one-month LIBOR rate until February 1, 2023 and the basis increases to 350 points thereafter until maturity. The interest rate is not subject to a floor. The rate was 3.40% at September 30, 2020. The note contains a non-use fee of 0.50% on the unused portion of the note. On September 30, 2020, Dakota Ethanol had $23,000,000 outstanding and $25,000,000 available to be drawn on the note.

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

The Company entered into a loan agreement with the Small Business Association through First State Bank, Gothenburg, NE on April 4, 2020 for $760,400 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in January 2023 and has an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for incurred before December 31, 2020 under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. The Company has applied for forgiveness of this loan. The Paycheck Protection Program Flexibility Act, which was put into effect on June 5, 2020, may effect the terms of our loan.

The Company also received an Economic Injury Disaster Loan (EIDL) in the amount of $10,000 in June 2020. Repayment of the loan will begin in June 2021 and has a 30 year term at 3.75% interest.

The balances of the notes payable are as follows. The balances reflect the updated agreement:

	September 30, 2020	December 31, 2019*
Notes Payable - FCSA	$29,000,000	$39,000,000
Notes Payable - Other	770,400	—
Less unamortized debt issuance costs	(8,264)	(10,792)
	29,762,136	38,989,208
Less current portion	(1,074,853)	(1,000,000)
	$28,687,283	$37,989,208
*Derived from audited financial statements

Principal maturities for the next five years are estimated as follows.

Years Ending September 30,	Principal
2021	$1,074,853
2022	1,509,216
2023	1,176,910
2024	1,000,208
2025	2,000,215
thereafter	23,008,998
$29,770,400

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2020 AND 2019

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
September 30, 2020

Assets:
Derivative financial instruments,
futures contracts	$63	$63	$—
forward contracts	$224,549	$—	$224,549
Liabilities:
Derivative financial instruments,
futures contracts	$471,725	$471,725	$—
forward contracts	$3,450	$—	$3,450

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2020 AND 2019

December 31, 2019*

Assets:
Derivative financial instruments,
futures contracts	$33,338	$33,338	$—	$—
forward contracts	$160,687	$—	$160,687	$—
Liabilities:
Derivative financial instruments,
futures contracts	$1,500	$1,500	$—	$—
forward contracts	$698,850	$—	$698,850	$—

*Derived from audited financial statements.

During the three and nine months ended September 30, 2020, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of September 30, 2020 and December 31, 2019, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2020.

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

The carrying amount of long-term obligations (level 3) at September 30, 2020 of $29,770,400 had an estimated fair value of approximately $29,770,400 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2019 of $39,000,000 had an estimated fair value of approximately $39,000,000.

NOTE 8.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 5% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues. The Company also purchases denaturant from RPMG.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2020 AND 2019

Revenues and marketing fees related to the agreements as well as denaturant purchases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues ethanol	$26,484,451	$25,602,911	$70,050,239	$62,706,692
Revenues distillers dried grains	2,938,941	2,158,001	6,617,691	3,333,325
Revenues corn oil	1,374,468	1,253,882	4,051,885	3,064,398
Marketing fees ethanol	59,727	60,960	139,363	182,880
Marketing fees distillers dried grains	25,010	16,338	48,929	25,278
Marketing fees corn oil	12,965	10,431	30,858	25,007
Denaturant purchases	216,345	243,052	908,238	579,137

	September 30, 2020	December 31, 2019*
Amounts due from RPMG	$1,405,719	$891,227
Amounts due to RPMG	$30,057	$46,234
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. Purchases during the three and nine months ended September 30, 2020 totaled approximately $425,000 and $801,000, respectively. Purchases during the three and nine months ended September 30, 2019 totaled approximately $166,804 and $830,478, respectively. As of September 30, 2020 and December 31, 2019, the amount we owed to other related parties was approximately $0 and $0, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2020, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2019, included in the Company's Annual Report on Form 10-K for 2019.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the three months ended September 30, 2020 and 2019:

	2020		2019
Income Statement Data	Amount	%	Amount	%
Revenues	$33,917,787	100.0	$32,441,510	100.0

Cost of Revenues	27,871,295	82.2	34,256,712	105.6

Gross Profit (Loss)	6,046,492	17.8	(1,815,202)	(5.6)

Operating Expense	992,023	2.9	971,662	3.0

Income (Loss) from Operations	5,054,469	14.9	(2,786,864)	(8.6)

Other Income (Expense)	755,957	2.2	(812,925)	(2.5)

Net Income (Loss)	$5,810,426	17.1	$(3,599,789)	(11.1)

Revenues

Revenue from ethanol sales increased by approximately 3.4% during the three months ended September 30, 2020 compared to the same period of 2019 due to increased gallons of ethanol sold, partially offset by lower average prices that we received for our ethanol during the 2020 period. Revenue from distillers grains sales increased by approximately 8.8% during the three months ended September 30, 2020 compared to the same period of 2019 due primarily to increased tons of distillers grains sold during the 2020 period. Revenue from corn oil sales increased by approximately 9.5% during the three months ended September 30, 2020 compared to the same period of 2019 due primarily to increased pounds of corn oil sold during the 2020 period.
Ethanol

Our ethanol revenue was approximately $0.9 million higher during our three months ended September 30, 2020 compared to the three months ended September 30, 2019, an increase of approximately 3.4%. This increase in ethanol revenue was due primarily to an increase in the volume of ethanol we sold, partially offset by a lower average price we received per gallon of ethanol sold during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. We sold approximately 12.0% more gallons of ethanol during the three months ended September 30, 2020 compared to the same period of 2019, an increase of approximately 2.3 million gallons, due to reduced production in September of 2019.
The average price we received for our ethanol was approximately $0.10 less per gallon during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, a decrease of approximately 7.7%. Management attributes this decrease in ethanol prices during the three months ended September 30, 2020 with decreased gasoline demand from travel restrictions and social distancing measures related to the COVID-19 pandemic. Since ethanol is blended with gasoline, when gasoline demand is lower it has a corresponding impact on ethanol demand. The most significant reductions in ethanol demand occurred at the end of our first quarter of 2020, however, the impact of this reduced gasoline demand has continued to impact us throughout our 2020 fiscal year.

Distillers Grains

    Our total distillers grains revenue was approximately 8.8% higher during the three months ended September 30, 2020 compared to the same period of 2019 due primarily to increased total production. We sold approximately 20.0% more total tons of distillers grains during the three months ended September 30, 2020 compared to the same period of 2019 due to increased overall production at the ethanol plant compared to the same period of 2019.

    The average price we received for our dried distillers grains was approximately 10.2% lower during the three months ended September 30, 2020 compared to the same period of 2019, a decrease of approximately $12.70 per ton. Management attributes the decrease in dried distillers grains prices during the three months ended September 30, 2020 to lower commodity prices and more available supply. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 7.7% lower for the three months ended September 30, 2020 compared to the same period of 2019, a decrease of approximately $10.06 per ton. Management attributes this decrease in modified/wet distillers grains prices with lower commodity prices in the market and more available supply.

    Corn Oil

    Our total pounds of corn oil sold increased by approximately 18.4% during the three months ended September 30, 2020 compared to the same period of 2019, an increase of approximately 1.0 million pounds, primarily due to improved corn oil extraction efficiency and higher production compared to the same period in 2019.

    The average price per pound we received for our corn oil was lower by 7.5% for the three months ended September 30, 2020 and the same period of 2019 due to lower commodity prices.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 21.7% lower for the three months ended September 30, 2020 compared to the same period of 2019 due to significantly decreased corn prices during the 2020 period.

Our average cost per bushel of corn decreased by approximately 30.0% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. We consumed approximately 11.7% more bushels of corn during the three months ended September 30, 2020 compared to the same period of 2019. Management attributes the decreased corn cost per bushel to significantly lower corn prices during our 2020 fiscal period due to favorable planting and growing conditions as well as decreased market prices related to COVID-19. Management expects corn prices to increase for the rest of our 2020 fiscal year.

Natural Gas

Our cost of revenues related to natural gas decreased by approximately $80,000, a decrease of approximately 7.0%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decrease was due to slightly higher natural gas consumption, offset by lower natural gas costs per MMBtu during the three months ended September 30, 2020 compared to the same period of 2019.

Our average cost per MMBtu of natural gas during the three months ended September 30, 2020 was approximately 14.6% less compared to the cost per MMbtu for the three months ended September 30, 2019. Management attributes this decrease in our average natural gas costs with generally lower natural gas prices and energy prices generally along with steady supply in 2020.

The volume of natural gas we used increased by approximately 8.7% during the three months ended September 30, 2020 compared to the same period of 2019 due primarily to more distillers produced in the dried form and increased production compared to the same period in 2019.

Operating Expenses

Our operating expenses were higher for the three months ended September 30, 2020 compared to the same period of 2019 due primarily to increased insurance expenses offset slightly by decreased professional fees.

Other Income and Expense

We had more other income during the three months ended September 30, 2020 compared to the same period of 2019 due to increased investment income during the 2020 period. We had more income from our investments during the three months ended September 30, 2020 compared to the same period of 2019 due to improved profitability in the ethanol sector. We had less interest expense during the three months ended September 30, 2020 compared to the same period of 2019 due to lower carrying balances on outstanding debt in addition to lower interest rates.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the nine months ended September 30, 2020 and 2019:

	2020		2019
Income Statement Data	Amount	%	Amount	%
Revenues	$91,798,857	100.0	$80,151,796	100.0

Cost of Revenues	87,990,082	95.9	78,218,717	97.6

Gross Profit	3,808,775	4.1	1,933,079	2.4

Operating Expense	3,277,570	3.5	2,906,424	3.6

Income (Loss) from Operations	531,205	0.6	(973,345)	(1.2)

Other (Expense)	(982,447)	(1.1)	(1,029,137)	(1.3)

Net (Loss)	$(451,242)	(0.5)	$(2,002,482)	(2.5)

Revenues

Revenue from ethanol sales increased by approximately 11.7% during the nine months ended September 30, 2020 compared to the same period of 2019 due to increased gallons of ethanol sold, partially offset by lower average prices that we received for our ethanol during the 2020 period. Revenue from distillers grains sales increased by approximately 22.9% during the nine months ended September 30, 2020 compared to the same period of 2019 due primarily to increased tons of dried distillers grains sold during the 2020 period. Revenue from corn oil sales increased by approximately 32.3% during the nine months ended September 30, 2020 compared to the same period of 2019 due to increased pounds of corn oil sold during the 2020 period.
Ethanol

Our ethanol revenue was approximately $7.34 million greater during our nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, an increase of approximately 11.7%. This increase in ethanol revenue was due primarily to an increase in the volume of ethanol we sold partially offset by a lower average price we received per gallon of ethanol sold during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. We sold approximately 24.6% more gallons of ethanol during the nine months ended September 30, 2020 compared to the same period of 2019, an increase of approximately 12 million gallons, due to increased production at the plant following completion of our plant expansion project during 2019 offset partially by the slowdown in production caused by COVID-19 in the second fiscal quarter of 2020.
The average price we received for our ethanol was approximately $0.14 less per gallon during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, a decrease of approximately 10.4%. Management attributes this decrease in ethanol prices during the nine months ended September 30, 2020 with decreased ethanol demand due to decreased gasoline demand from the COVID-19 pandemic.

Distillers Grains

    Our total distillers grains revenue was approximately 22.9% greater during the nine months ended September 30, 2020 compared to the same period of 2019 due primarily to increased total production. Following our expansion project, we are selling a greater percentage of our distillers grains in the dried form than in the past when we primarily produced modified distillers grains. We sold approximately 27.0% more total tons of distillers grains during the nine months ended September 30, 2020 compared to the same period of 2019 due to increased overall production at the ethanol plant due to our plant expansion project.

    The average price we received for our dried distillers grains was approximately 1.6% lower during the nine months ended September 30, 2020 compared to the same period of 2019, a decrease of approximately $2.03 per ton. Management attributes the slight decrease in dried distillers grains prices during the nine months ended September 30, 2020 to lower prices in the commodity markets. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 2.4% less for the nine months ended September 30, 2020 compared to the same period of 2019. Management attributes this decrease in modified/wet distillers grains prices with lower prices in the commodity markets.

    Corn Oil

    Our total pounds of corn oil sold increased by approximately 34.9% during the nine months ended September 30, 2020 compared to the same period of 2019, an increase of approximately 4.4 million pounds, primarily due to increased overall production and improved corn oil extraction efficiency.

    The average price per pound we received for our corn oil was comparable for the nine months ended September 30, 2020 and the same period of 2019.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 10.7% greater for the nine months ended September 30, 2020 compared to the same period of 2019 due to increased corn bushels used due to the plant expansion project, partially offset by lower corn costs per bushel during the 2020 period.

Our average cost per bushel of corn decreased by approximately 12.0% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. We consumed approximately 26.0% more bushels of corn during the nine months ended September 30, 2020 compared to the same period of 2019. Management attributes the decreased corn cost per bushel to favorable planting and growing conditions as well as the COVID-19 pandemic experienced during our 2020 fiscal period. Management expects corn prices to increase for the rest of our 2020 fiscal year.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $560,000, an increase of approximately 16.8%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to increased natural gas consumption during the nine months ended September 30, 2020 compared to the same period of 2019.

Our average cost per MMBtu of natural gas during the nine months ended September 30, 2020 was approximately 5.2% lower compared to the cost per MMbtu for the nine months ended September 30, 2019. Management attributes this decrease in our average natural gas costs with generally lower natural gas prices in 2020 due to the COVID-19 pandemic.

The volume of natural gas we used increased by approximately 23.1% during the nine months ended September 30, 2020 compared to the same period of 2019 due primarily to increased production from our plant expansion project offset by the plant slowdown during the second quarter of 2020 due to the COVID-19 pandemic.

Operating Expenses

Our operating expenses were greater for the nine months ended September 30, 2020 compared to the same period of 2019 due primarily to increased expenses related to professional fees and insurance expense.

Other Income and Expense

We had more dividend income from our lender during the nine months ended September 30, 2020 compared to the same period of 2019 due to having more debt drawn during the 2020 period. We had smaller losses on our investments during the nine months ended September 30, 2020 compared to the same period of 2019 due to increased profitability in the ethanol industry. We had more interest expense during the nine months ended September 30, 2020 compared to the same period of 2019 because we had more debt outstanding that was partially offset by lower interest rates.

Changes in Financial Condition for the Nine Months Ended September 30, 2020

Current Assets

    Our cash on hand at September 30, 2020 was less compared to December 31, 2019 due to the reduction in corn payables and payments to reduce notes payable. We had greater accounts receivable at September 30, 2020 compared to December 31, 2019 due to the timing of our quarter end and the payments related to the shipments of our products. The value of our inventory was less at September 30, 2020 compared to December 31, 2019 due to less inventory on hand as well as lower input costs. The asset value of our derivative instruments was less at September 30, 2020 compared to December 31, 2019 due to recent corn price changes which impacted our derivative instruments. We had less prepaid expenses at September 30, 2020 compared to December 31, 2019 due to amortization of our insurance premiums.

Property and Equipment

    The value of our property and equipment was less at September 30, 2020 compared to December 31, 2019 as a result of regular depreciation of our assets.

Other Assets

    The value of our investments was less at September 30, 2020 compared to December 31, 2019 due to decreased profitability in the ethanol industry during the first and second quarter of 2020, which the majority of our investments are related to.

Current Liabilities

    We had more outstanding checks in excess of bank balances at September 30, 2020 compared to December 31, 2019 due to the fewer checks outstanding at December 31, 2019 as farmers choose to defer payments for corn until the new year. We use our revolving loan to pay any checks which are presented for payment which exceed the cash we have available in our accounts. Our accounts payable were lower at September 30, 2020 compared to December 31, 2019 due primarily to decreased corn payables at September 30, 2020 compared to December 31, 2019 as the deferred payments were paid during the first quarter. Our derivative instrument liability was lower at September 30, 2020 compared to December 31, 2019 due to corn price changes which impacted our derivative instruments.

Long-Term Liabilities

    Our long-term liabilities were lower at September 30, 2020 compared to December 31, 2019 due to decreased borrowing and reductions in notes payable resulting from increased profitability.

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

    Currently, we have two revolving loans which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of September 30, 2020, we had $23,000,000 outstanding and $27,000,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) operating activities	$(1,594,191)	$(1,987,916)
Net cash (used in) investing activities	(334,571)	(9,501,988)
Net cash provided by (used in) by financing activities	(8,780,738)	15,274,846

Cash Flow From Operations. Our operating activities used less cash during the nine months ended September 30, 2020 compared to the same period of 2019, due primarily to decreased losses during the 2020 period along with a decrease in inventory partially offset by a decrease in accounts payable during the 2020 period.

    Cash Flow From Investing Activities. Our investing activities used less cash during the nine months ended September 30, 2020 compared to the same period of 2019, due to fewer capital expenditures.

Cash Flow From Financing Activities. Our financing activities used more cash during the nine months ended September 30, 2020 compared to the same period of 2019, due primarily to cash being used to reduce the principle outstanding on our loans during the 2020 period.

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

    On June 5, 2020, we entered into a Third Amendment to the agreement (the "Third Amendment"). Under the Third Amendment, the available credit under the revolving operating note was reduced to $2,000,000 and the available credit on the reducing revolving note was increased to $48,000,000. The working capital covenant was reduced to $11,000,000 and the net worth covenant was reduced to $18,000,0000. The next measurement date for the debt service coverage ratio was deferred until December 31, 2021. The annual installment on the term note for 2020 was deferred until maturity in 2025. The interest rates were unchanged.

Operating Line

    Dakota Ethanol has a revolving promissory note from Farm Credit Services of America (FCSA) in an amount up to $2,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.2% at September 30, 2020. There is a non-use fee of 0.3% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2021. On September 30, 2020, Dakota Ethanol had $0 outstanding and $2,000,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

    Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $48,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at the one month London Interbank Offered Rate ("LIBOR") plus 325 basis points until February 1, 2023 and the basis increases to 350 points thereafter until maturity. The interest rate is not subject to a floor. The rate was 3.4% at September 30, 2020. The note contains a non-use fee of 0.5% on the unused portion of the note. On September 30, 2020, Dakota Ethanol had $23,000,000 outstanding and $25,000,000 available to be drawn on the note.

2017 Term Loan

    On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment that was due in August 2020 was deferred to August 2025. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.4% at September 30, 2020. On September 30, 2020, Dakota Ethanol had $6,000,000 outstanding on the note.

2020 Loans

    The Company entered into a loan agreement with the Small Business Association through First State Bank, Gothenburg, NE on April 4, 2020 for $760,400 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in January 2023 and has an interest rate of 1.0%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. The Company applied for the loan to be forgiven during June of 2020. We are currently awaiting approval of the application. The Paycheck Protection Program Flexibility Act, which was put into effect on June 5, 2020, may effect the terms of our loan.

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

    As of September 30, 2020, we are in compliance with the working capital and local net worth loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

    We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of September 30, 2020, we had $29,000,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.40%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of September 30, 2020, would be approximately $8,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $316,000 related to derivative instruments for the quarter ended September 30, 2020. We recorded a combined increase to our cost of revenues of approximately $1,213,000 related to derivative instruments for the quarter ended September 30, 2019. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of September 30, 2020, we were committed to purchasing approximately 1.5 million bushels of corn with an average price of $3.22 per bushel. These corn purchases represent approximately 5% of our project plant corn usage for the next 12 months.

As of September 30, 2020, we were committed to purchasing approximately 336,000 MMBtus of natural gas with an average price of $2.12 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 17% of the projected annual plant requirements.

As of September 30, 2020, we were committed to selling approximately 49,000 dry equivalent tons of distillers grains with an average price of $117 per ton. The distillers grains sales represent approximately 23% of the projected annual plant production.

As of September 30, 2020, we were committed to selling approximately 3.1 million pounds of distillers corn oil with an average price of $0.28 per pound.  The distillers corn oil sales represent approximately 14% of the projected annual plant production.

    We do not have any firm-priced sales commitments for ethanol as of September 30, 2020.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2020. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$12,003,842
Corn	30,666,667	Bushels	10%	$10,369,021
Natural Gas	2,070,000	MMBTU	10%	$312,124

For comparison purposes, our sensitivity analysis for our quarter ended September 30, 2019 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$13,800,000
Corn	28,671,665	Bushels	10%	$11,411,323
Natural Gas	1,418,234	MMBTU	10%	$300,666

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

    Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended September 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Lake Area Corn Processors, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2020 and 2019, and (iv) the Notes to Unaudited Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	November 13, 2020	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2020	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)