Form 10-K
period 2020-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2021-03-12
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended	December 31, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number	000-50254

LAKE AREA CORN PROCESSORS, LLC
(Exact name of registrant as specified in its charter)

South Dakota	46-0460790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46269 SD Highway 34, P.O. Box 100, Wentworth, South Dakota 57057
(Address of principal executive offices)

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

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☐ Yes ☒ No

As of June 30, 2020, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's membership units held by non-affiliates of the registrant was $14,306,375 computed by reference to the most recent public offering price on Form S-4.

As of March 12, 2021, there were 29,620,000 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2020). This information statement is referred to in this report as the 2021 Information Statement.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from pandemics including COVID-19;
•Reductions in the corn-based ethanol use requirement in the Federal Renewable Fuels Standard;
•The impact of small refinery exemptions from the RFS which have reduced ethanol demand;
•Oversupply in the ethanol industry resulting in lower market ethanol prices;
•Negative operating margins which result from lower ethanol prices;
•Lower ethanol prices due to the Chinese and Brazilian ethanol tariffs;
•Lower distillers grains prices due to the Chinese anti-dumping and countervailing duty tariffs;
•Lower gasoline prices may negatively impact ethanol prices which could hurt our profitability;
•Availability and costs of raw materials, particularly corn and natural gas;
•Changes in the price and market for ethanol, distillers grains and corn oil;
•Our ability to maintain liquidity and maintain our risk management positions;
•Changes in the availability and cost of credit;
•Changes and advances in ethanol production technology;
•The effectiveness of our risk management strategy to offset increases in the price of our raw materials and decreases in the prices of our products;
•Overcapacity within the ethanol industry causing supply to exceed demand;
•Our ability to market and our reliance on third parties to market our products;
•The decrease or elimination of governmental incentives which support the ethanol industry;
•Changes in the weather or general economic conditions impacting the availability and price of corn;
•Our ability to generate free cash flow to invest in our business and service our debt;
•Changes in plant production capacity or technical difficulties in operating the plant;
•Changes in our business strategy, capital improvements or development plans;
•Our ability to retain key employees and maintain labor relations;
•Our liability resulting from potential litigation;
•Competition from alternative fuels and alternative fuel additives; and
•Other factors described elsewhere in this report.

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

The ethanol industry experienced industry-wide record low ethanol prices throughout most of 2018 and 2019 due to reduced demand and high industry inventory levels. This continued into 2020 and the situation was compounded by the crisis associated with the 2019 novel coronavirus disease (“COVID-19”). In response to these unfavorable operating conditions and a slowdown in global and regional economic activity and a disruption in transportation fuel demand resulting from the COVID-19 pandemic, we reduced our ethanol production rate early in 2020 which impacted our total ethanol production for our 2020 fiscal year.

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

We entered into a loan agreement with the Small Business Association through First State Bank, Gothenburg, NE on April 4, 2020 for $760,400 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in January 2023 and has an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for incurred before December 31, 2020 under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. We applied for forgiveness of this loan. The Paycheck Protection Program Flexibility Act, which was put into effect on June 5, 2020, may effect the terms of our loan.

On June 5, 2020, we entered into a Third Amendment to our credit agreement with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA ("Farm Credit") (the "Third Amendment"). Under the Third Amendment, the available credit under the revolving operating note was reduced to $2,000,000 and the available credit on the reducing revolving note was increased to $48,000,000. The working capital covenant was reduced to $11,000,000 and the net worth covenant was reduced to $18,000,0000. The next measurement date for the debt service coverage ratio was deferred until December 31, 2021. The annual installment on the term note for 2020 was deferred until maturity in 2025. The interest rates were unchanged.

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

Product	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Ethanol	76%	78%	77%
Distillers Grains	20%	18%	20%
Corn Oil	4%	4%	3%

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

Principal Product Markets

    Ethanol

    The primary market for our ethanol is the domestic fuel blending market. However the ethanol industry has focused on increasing ethanol exports. According to the U.S. Energy Information Administration, Brazil, Canada, India and Mexico were top destinations for ethanol exports in 2020. However, overall exports of ethanol for this period decreased compared to the same period last year due to escalating trade barriers and the impacts of COVID-19. Tariffs implemented by Brazil and China on ethanol imported from the United States reduced export demand from these markets. Trade barriers with key markets may continue to take a toll on ethanol export demand negatively effecting domestic ethanol prices. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the imposition of a tax on imported ethanol by Brazil has created uncertainty as to the viability of that market for ethanol produced in the United States and has required the United States producers to seek out other markets for their products. While Brazil still imports a significant amount of ethanol from the United States, these imports could be higher without these trade barriers.

Export demand has also decreased due to the disruption in global fuel demand resulting from travel restrictions in response to the COVID-19 pandemic. Restricted travel, new lockdown measures and slow economic growth continue to have a negative effect on global fuel consumption and it is unknown when such demand will recover as reopening efforts continue to evolve.

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

Distillers Grains

    Distillers grains are primarily used as animal feed. Distillers grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distillers grains exports have increased in recent years as distillers grains have become a more accepted animal feed. Currently, the United States ethanol industry exports a significant amount of distiller grains. According to the U.S. Grains Council, during the 2019/2020 marketing year, the largest importers of United States distiller grains were Mexico, China, Canada, Japan, Colombia and South Korea.

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

    Corn Oil

    The primary markets for corn oil are the industrial chemicals market, animal feeding market and the biodiesel production market. The biodiesel blenders' tax credit expired at the end of 2017. However, on December 20, 2019, the biodiesel blenders' tax credit was reinstated retroactively for 2018 and 2019 after it expired at the end of 2017, and a forward looking extension was included for the years 2020, 2021, and 2022. Since corn oil can be used as a feedstock to produce biodiesel, when biodiesel production increases it has a positive impact on corn oil prices. However, additional corn oil supply has continued to enter the market which has impacted corn oil prices. The market for corn oil is expected to continue to shift as changes in supply and demand of corn oil interact. Our corn oil is primarily marketed in the United States and we do not expect that significant exports of corn oil will occur in the near future.

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

We market a portion of our distillers grains to our local market without the use of an external marketer. Currently, we market approximately 62%, based on volume, of our distillers grains internally. Shipments of these products are made to local markets by truck. This has allowed us to sell less distillers grains in the form of dried distillers grains which has decreased our natural gas usage and improved our margins from the sale of distillers grains.

Corn Oil Distribution

We market all of our corn oil through RPMG. Our corn oil marketing agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed. We pay RPMG a commission based on each pound of our corn oil that is sold by RPMG.

New Products and Services

    We did not introduce any new products or services during our 2020 fiscal year.

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

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol, distillers grains and corn oil is corn.  The plant operates at a rate in excess of its nameplate capacity of 90 million gallons of ethanol per year. We anticipate using approximately 31 million bushels of corn.  The area surrounding the ethanol plant usually provides an ample supply of corn to meet and exceed our raw material requirements for the production capacity of the plant.

Corn prices have been volatile in recent years due to changes in corn demand as well as yield and production fluctuations that have had a significant impact on corn prices. High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. We could experience a drought or other unfavorable weather conditions during our 2021 fiscal year which could impact the price we pay for corn and could negatively impact the availability of corn near our plant. If we experience a localized shortage of corn, we may be forced to purchase corn from producers located farther away from our ethanol plant which can increase our transportation costs. In addition, if new corn customers enter the market, it can increase demand for corn which could result in higher corn prices. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

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

Natural Gas

Natural gas is an important input to our manufacturing process.  We purchase our natural gas on the open market and the price for our natural gas is based on market rates. We have a contract with Northern Natural Gas for the interstate transportation of our natural gas. We contract with NorthWestern Energy for the local transportation of our natural gas. Both contracts expire in 2028. We have had no interruptions or shortages in the supply of natural gas to the plant since operations commenced in 2001. We anticipate that we will be able to purchase sufficient natural gas to continue to operate the ethanol plant during our 2021 fiscal year.

Electricity

Electricity is necessary for lighting and powering much of the machinery and equipment used in the production process. We contract with Sioux Valley Energy, Inc. to provide all of the electric power and energy requirements for the ethanol plant. We have had no interruptions or shortages in the supply of electricity to the plant since operations commenced in 2001.

Water

Water is a necessary part of the ethanol production process. It is used in the fermentation process and to produce steam for the cooking, evaporation, and distillation processes. We contract with Big Sioux Community Water System, Inc. to meet our water requirements. Our current agreement with Big Sioux was modified in February 2020 and expires in 2025. Since our operations commenced in September 2001, we have had no interruption in the supply of water and all of our requirements have been met.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, payments on our credit facilities, distributions to our members and capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations and investments as well as our revolving lines of credit with our primary lender, Farm Credit. For our 2021 fiscal year, we anticipate using cash from our operations and our credit facilities to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2021 fiscal year and beyond.

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

Our Competition

    Ethanol Competition

    We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distillers grains and corn oil customers and raw material suppliers. As of December 31, 2020, the Renewable Fuels Association estimates that there are 210 ethanol production facilities in the United States with capacity to produce approximately 17.6 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 800
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Total
Archer Daniels Midland	1,716	9.8%
POET Biorefining	1,805	10.3%
Green Plains Renewable Energy	1,128	6.4%
Valero Renewable Fuels	1,730	9.8%
Flint Hills Resources	840	4.8%
        Updated: December 31, 2020

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

In addition to domestic producers of ethanol, we face competition from ethanol produced in foreign countries, particularly Brazil. Ethanol imports have been lower in recent years and ethanol exports have been higher. As of May 1, 2013, Brazil increased its domestic ethanol use requirement from 20% to 25% which decreased the amount of ethanol available in Brazil for export. Further, in August 2017, Brazil instituted a quota and tariff on ethanol produced in the United States and exported to Brazil which reduced exports to Brazil. Brazil increased the quota during our 2019 fiscal year which resulted in additional demand from Brazil, however, without this quota and tariff, Brazilian exports likely would have been higher. In December 2020, the Brazilian quota expired so all ethanol produced in the United States and exported to Brazil is now subject to Brazil's import tariff. In the future, we may experience increased ethanol imports from Brazil which could put negative pressure on domestic ethanol prices and result in excess ethanol supply in the United States.

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

Corn Oil Competition

    We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distillers grains they produce which has increased competition for corn oil sales.

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

    On November 30, 2018, the final RVO for 2019 was set at 19.29 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. However, the EPA did not address small refinery exemptions in its 2019 RVO release. In addition, the EPA did not address the reallocation of 500 million gallons from the 2016 RVO which was ordered by a federal court in a recent lawsuit. In June 2019, the EPA proposed an RVO of 20.04 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 19, 2019, the final RVO for 2020 was set at 20.09 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. The EPA has not yet established the RVO for 2021. The ethanol industry has been pushing the EPA to reverse the effects of these small refinery waivers which we believe are the reason for the poor operating margins during 2018 and 2019. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years.

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

    Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, the approval of E15 by the EPA has not had an immediate impact on ethanol demand in the United States. In June 2019, the Trump Administration approved the use of E15 year-round which has somewhat expanded the use of E15.

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. In October 2020, the USDA announced the first round of awards to recipients of $22 million worth of grants. Recently the USDA closed on an additional $30 million worth of grants in a second round of funding.

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

    We have obtained all of the necessary permits to operate the ethanol plant. During our 2020 fiscal year, our costs of environmental compliance were approximately $219,000. We anticipate that our environmental compliance costs will be approximately $230,000 during our 2021 fiscal year. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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

    In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. The quota expired in December 2020 so all U.S. ethanol exports to Brazil are now subject to the tariff. This tariff and quota have reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States. In addition, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45% and ultimately to 70%. Due to other recent tariff activity between the United States and China, management does not expect these Chinese tariffs to be removed in the near term. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for United States ethanol producers.

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

Employees

As of December 31, 2020, we had 43 full-time employees. We do not expect the number of employees to materially change in the next 12 months.

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

Risks Relating to Our Business

    We are subject to global and regional economic downturns and related risks and the effects of COVID-19 or another pandemic may materially and adversely affect demand and the market price for our products. The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products. In December 2019, a novel coronavirus surfaced in Wuhan, China (“COVID-19”). The spread of COVID-19 worldwide has resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. Transportation fuels in particular, including ethanol, have experienced significant price declines and reduced demand. The effects of COVID-19 have and may continue to materially and adversely affect the market price for our products, our business, results of operations and liquidity.

COVID-19 or another pandemic may negatively impact our ability to operate our business which could decrease or eliminate the value of our units. COVID-19 has resulted in significant uncertainty in many areas of our business. We do not know how long these conditions will last. This uncertainty is expected to negatively impact our operations. We may experience labor shortages if our employees are unable or unwilling to come to work. If our suppliers cannot deliver the supplies we need to operate our business or if we are unable to ship our products due to trucking or rail shipping disruptions, we may be forced to suspend operations or reduce production. If we are unable to operate the ethanol plant at capacity, it may result in unfavorable operating results. Any shut down of operations or reduction in production, especially for an extended period of time, could reduce or eliminate the value of our units.

The EPA issued small refinery exemption waivers to the RFS requirement which has resulted in demand destruction and negatively impacted profitability in the ethanol industry. During 2019, the ethanol industry learned that the EPA has been issuing small refinery waivers to the ethanol use requirements in the RFS. In previous years, when the EPA issued small refinery exemption waivers, the EPA reallocated the waived gallons to other refiners. The EPA under the Trump Administration was granting significantly more waivers than in the past and was not reallocating the waived gallons to other refiners. These actions have resulted in demand destruction in 2019 and 2020 which led to reduced market ethanol prices and negative operating margins in the ethanol industry. This reduction in ethanol demand has negatively impacted the profitability of our operations. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. These small refinery exemption waivers have impacted the ethanol industry which could reduce or eliminate the value of our units.

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

    We may violate the terms of our loan agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We have a credit facility with Farm Credit. Our credit agreements with Farm Credit include various financial loan covenants. We are currently in compliance with all of our financial loan covenants. Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our loan agreements, Farm Credit, our primary lender, could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans. If we do not have the funds available to repay the loans and we cannot find another source of financing, we may fail which could decrease the value of our units.

Risks Related to Ethanol Industry

    Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. During 2020 we experienced excess ethanol supply compared to demand which negatively impacted profitability in the industry. The United States benefited from additional exports of ethanol in recent years which may not continue to occur during our 2021 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2021 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower domestic or foreign demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

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

    Decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of December 31, 2020, there are 210 ethanol plants with capacity to product approximately 17.6 billion gallons of ethanol per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. Further, ethanol demand may be negatively impacted by reductions in the RFS. While the United States is currently exporting ethanol which has generally resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

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

    If exports of ethanol are reduced, including as a result of the imposition of tariffs on U.S. ethanol, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2020 fiscal year with exports of ethanol, which has generally over the recent years increased demand for our ethanol. Management believes these exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. Further, in 2017 both Brazil and China implemented tariffs on ethanol produced in the United States. These tariffs have resulted in decreased demand for ethanol from these countries which has negatively impacted ethanol prices in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

    Distillers grains demand and prices may continue to be negatively impacted by the Chinese antidumping and countervailing duty investigation. China was historically the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. In January 2017, the Chinese set the final anti-dumping duties from 42.2% to 53.7%, and set the final anti-subsidy tariffs from 11.2% to 12%. Both during the investigation and after the announcement of the duty, distillers grains demand and prices have been negatively impacted. While we expect China to continue to import some distillers grains, due to continued trade disputes and tensions between the United States and China, management does not expect these tariffs to be removed in the near term which could continue to negatively impact market distillers grains demand and prices. This reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

    A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative impact on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, in 2017, Brazil imposed a 20% tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil. The effect of the tariff had been mitigated somewhat by the adoption of a rate tariff quota that allowed 750 million liters of ethanol annually to be allowed into Brazil before the tariff applies. However, this rate tariff quota expired on December 14, 2020, so all of the ethanol exports to Brazil is now subject to the 20% tariff. This tariff has negatively impacted ethanol demand and prices in the United States, and could negatively impact our ability to profitably operate the ethanol plant.

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

Risks Related to Regulation and Governmental Action

    Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. On December 19, 2019, the EPA released its final rule and set the 2020 total volume obligation at 20.09 billion gallons of which 15.0 billion gallons could be met by corn-based ethanol. The EPA has not yet set the RVO for 2021. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress in the future, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

    Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer. We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade. In April of 2018, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45% and ultimately 70%.  We cannot estimate the exact effect this tariff increase will have on the overall domestic ethanol market.  However, the increased tariff is expected to reduce overall United States ethanol export demand, which could have a negative effect on domestic ethanol prices.

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

Unit Holders

As of March 12, 2021, we had 29,620,000 membership units issued and outstanding and a total of approximately 1,069 unit holders.

Bid and Asked Prices

The following table contains historical information concerning completed unit transactions that occurred during our last two fiscal years. Our bulletin board trading system does not track bid and asked prices and therefore we only have information concerning completed unit transactions.

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2019	$3.09	$3.25	$3.15	$23,000
Second Quarter 2019	3.00	3.10	3.02	54,500
Third Quarter 2019	2.75	2.80	2.79	31,500
Fourth Quarter 2019	2.40	2.50	2.43	29,000
First Quarter 2020	2.10	2.34	2.16	59,000
Second Quarter 2020	—	—	—	—
Third Quarter 2020	1.50	1.51	1.50	45,000
Fourth Quarter 2020	1.57	1.63	1.61	90,000

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

Performance Graph

    The following graph shows a comparison of cumulative total member return since December 31, 2015, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on December 31, 2015. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

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

ITEM 6.     SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data, which is derived from our audited financial statements for the periods indicated. The selected consolidated balance sheet financial data as of December 31, 2018, 2017 and 2016 and the selected consolidated income statement data and other financial data for the years ended December 31, 2017 and 2016 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of December 31, 2020 and 2019 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended December 31, 2020 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with (i) the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K; (ii) "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations"; and (iii) "Item 1A - Risk Factors" found elsewhere in this Form 10-K. Among other things, those items include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2020	2019	2018	2017	2016
Revenues	$130,521,814	$115,986,821	$74,703,630	$84,821,788	$88,812,550
Cost of Revenues	124,493,268	114,687,231	68,619,694	76,253,945	76,097,861
Gross Profit	6,028,546	1,299,590	6,083,936	8,567,843	12,714,689
Operating Expense	4,418,074	4,060,343	3,837,659	3,717,291	3,642,087
Income (Loss) From Operations	1,610,472	(2,760,753)	2,246,277	4,850,552	9,072,602
Other Income (Expense)	(554,833)	(1,063,431)	470,310	1,534,531	2,332,606
Net Income (Loss)	$1,055,639	$(3,824,184)	$2,716,587	$6,385,083	$11,405,208
Capital Units Outstanding	29,620,000	29,620,000	29,620,000	29,620,000	29,620,000
Net Income (Loss) Per Capital Unit	$0.04	$(0.13)	$0.09	$0.22	$0.39
Cash Distributions per Capital Unit	$—	$—	$0.10	$0.20	$0.40

Balance Sheet Data:	2020	2019	2018	2017	2016
Working Capital	$12,348,891	$8,323,445	$72,709	$6,131,109	$11,313,046
Net Property, Plant & Equipment	61,367,497	66,707,481	63,748,268	39,968,930	34,824,202
Total Assets	121,857,947	119,810,318	102,866,072	84,072,240	78,116,089
Long-Term Obligations	35,561,237	37,993,208	23,593,368	6,983,944	26,556
Members' Equity	65,268,579	64,212,940	68,037,124	68,282,537	67,821,454
Book Value Per Capital Unit	$2.20	$2.17	$2.30	$2.31	$2.29

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2020 and 2019:

	2020		2019
Income Statement Data	Amount	%	Amount	%
Revenue	$130,521,814	100.0	$115,986,821	100.0

Cost of Revenues	124,493,268	95.4	114,687,231	98.9

Gross Profit	6,028,546	4.6	1,299,590	1.1

Operating Expense	4,418,074	3.4	4,060,343	3.5

Income (Loss) from Operations	1,610,472	1.2	(2,760,753)	(2.4)

Other Income (Expense)	(554,833)	(0.4)	(1,063,431)	(0.9)

Net Income (Loss)	$1,055,639	0.8	$(3,824,184)	(3.3)

Revenues

Revenue from ethanol sales increased by approximately 9.6% during our 2020 fiscal year compared to the same period of 2019. Revenue from distillers grains sales increased by approximately 20.4% during our 2020 fiscal year compared to the same period of 2019. Revenue from corn oil sales increased by approximately 35.6% during our 2020 fiscal year compared to the same period of 2019.

Ethanol

Our ethanol revenue increased by approximately 9.6% during our 2020 fiscal year compared to our 2019 fiscal year. This increase in ethanol revenue was due to increased gallons of ethanol produced and sold due to our plant expansion project partially offset by a lower average price we received per gallon of ethanol sold. The average price we received for our ethanol during our 2020 fiscal year was approximately 8.2% lower compared to our 2019 fiscal year. Management attributes this decrease in the average price we received per gallon of ethanol with decreased gasoline demand due to travel restrictions from the COVID-19 pandemic. Since ethanol is typically blended with gasoline, when gasoline demand is lower, it has a corresponding impact on ethanol demand. As a result, we experienced a significant decrease in average ethanol prices during our first and second quarters of our 2020 fiscal year. Ethanol prices rebounded during our third and fourth quarters of our 2020 fiscal year. Ethanol exports were also lower during our 2020 fiscal year compared to our 2019 fiscal year as the COVID-19 pandemic had an impact on gasoline and ethanol demand globally. Management expects ethanol prices to remain lower during our 2021 fiscal year as gasoline demand will continue to be negatively impacted by COVID-19. However, management believes that as the COVID-19 vaccine is administered, it may result in increased travel which may have a positive impact on ethanol prices.

Ethanol sales volumes were greater during our 2020 fiscal year compared to the same period of 2019 due to our plant expansion project, which was operational for our entire 2020 fiscal year, partially offset by lower ethanol sales during our first and second quarters of 2020 due to the COVID-19 pandemic. The total gallons of ethanol we sold during our 2020 fiscal year was approximately 19.4% greater compared to the same period of 2019. Management anticipates increased ethanol production and sales during our 2021 fiscal year compared to our 2020 fiscal year provided ethanol demand is higher during our 2021 fiscal year compared to our 2020 fiscal year. Further, management anticipates that we will continue to work to maximize our production following completion of our plant expansion project.

Distillers Grains

    Our total distillers grains revenue increased by approximately 20.4% for our 2020 fiscal year compared to the same period of 2019. The increase in revenue from distillers grains was primarily due to increased tons of distillers grains sold during our 2020 fiscal year. For our 2020 fiscal year, we sold approximately 38.1% of our total distillers grains, by volume, in the dried form and approximately 61.9% of our total distillers grains in the modified/wet form. For our 2019 fiscal year, we sold approximately 25.9% of our total distillers grains, by volume, in the dried form and approximately 74.1% of our total distillers grains in the modified/wet form. The average price we received for our modified/wet distillers grains was approximately 1.3% less for our 2020 fiscal year compared to the same period of 2019. Due to our plant expansion project, the supply of modified/wet distillers grains in our market is higher which has had an impact on the price we received for our modified/wet distillers grains. Modified/wet distillers grains have a shorter shelf life and are more expensive to transport compared to dried distillers grains. As a result, they are only sold in our local market.

The average price we received for our dried distillers grains was approximately 0.4% greater during our 2020 fiscal year compared to the same period of 2019. Management attributes this increase in dried distillers grains prices with lower distillers grains production in the United States due to reduced ethanol demand. This reduction in distillers grains production reduced the supply of distillers grains in the market which had a positive impact on prices.

    Management expects that distillers grains prices may be higher during our 2021 fiscal year due to anticipated higher corn prices during our 2021 fiscal year which typically has a positive impact on distillers grains prices. Further, if China and the United States reach an agreement on trade disputes which have occurred in recent years, it may have a positive impact on distillers grains prices and demand.

     Management anticipates increased distillers grains production during our 2021 fiscal year compared to our 2020 fiscal year due to anticipated increased overall production at the ethanol plant provided ethanol demand remains steady during our 2021 fiscal year.

    Corn Oil

    Our total corn oil revenue increased by approximately 35.6% during our 2020 fiscal year compared to the same period of 2019. Our total pounds of corn oil sold increased by approximately 27.4% during our 2020 fiscal year compared to the same period of 2019, primarily due to increased production due to our plant expansion project. Management anticipates increased corn oil production during our 2021 fiscal year compared to our 2020 fiscal year due to anticipated increased production provided ethanol demand remains at current levels allowing us to operate the ethanol plant at capacity during our 2021 fiscal year.

    The average price we received for our corn oil was approximately 6.4% greater during our 2020 fiscal year compared to the same period of 2019. Management believes that corn oil prices were higher due to less total industry-wide ethanol production during our 2020 fiscal year which reduced the volume of corn oil in the market. In addition, corn oil demand remained favorable due to demand from the biodiesel industry which uses corn oil as a feedstock to produce biodiesel. The biodiesel blenders' tax credit was reinstated through 2022 so we expect that corn oil demand will remain higher through 2022.

Cost of Revenues

    The primary raw materials we use to produce ethanol, distillers grains and corn oil are corn and natural gas.

    Corn

Our cost of revenues relating to corn was approximately 8.1% greater for our 2020 fiscal year compared to the same period of 2019. Our average cost per bushel of corn decreased by approximately 10.0% for our 2020 fiscal year compared to our 2019 fiscal year. Management attributes the decrease in corn prices to decreased corn demand from the ethanol industry. Corn demand was lower due to decreased ethanol demand during the COVID-19 pandemic. Management anticipates corn prices will be higher during our 2021 fiscal year due to anticipated higher corn demand from the ethanol industry.

We used approximately 19.9% more bushels of corn during our 2020 fiscal year compared to the same period of 2019 due to increased overall production at the ethanol plant during our 2020 fiscal year. Management expects our corn consumption will be higher during our 2021 fiscal year compared to our 2020 fiscal year due to an anticipated increase in ethanol production during our 2021 fiscal year provided ethanol demand returns to more normal levels during our 2021 fiscal year.

    We experienced approximately $1,627,000 of combined realized and unrealized loss for our 2020 fiscal year related to our corn derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $906,000 of combined realized and unrealized loss for our 2019 fiscal year related to our corn derivative instruments which increased our cost of goods sold We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Natural Gas

Our cost of revenues related to natural gas increased by approximately 10.8% for our 2020 fiscal year compared to our 2019 fiscal year. This increase was due to increased consumption due to our plant expansion project, partially offset by lower natural gas costs per MMBtu during our 2020 fiscal year compared to the same period of 2019. Natural gas prices were lower during our 2020 fiscal year compared to the same period of 2019 primarily because of decreased natural gas demand and lower energy prices generally during 2020 which decreased natural gas prices during that period of time. Our average cost per MMBtu of natural gas during our 2020 fiscal year was approximately 6.7% less compared to the cost for our 2019 fiscal year. Management anticipates higher natural gas costs per MMBtu during 2021 due to cold weather during the first quarter of our 2021 fiscal year.

We used approximately 18.6% more MMBtus of natural gas during our 2020 fiscal year compared to the same period of 2019 due to increased overall production due to our plant expansion project. Management anticipates that our natural gas consumption during our 2021 fiscal year will increase due to expected increased production during our 2021 fiscal year provided we can operate the ethanol plant at capacity during our 2021 fiscal year.

Operating Expense

Our operating expenses were higher for our 2020 fiscal year compared to the same period of 2019 due primarily to increased professional fees and property insurance premiums.

Other Income and Expense

Our interest and other income was greater during our 2020 fiscal year compared to our 2019 fiscal year due to additional dividend income from our lender during the 2020 period. Our equity in net income of our investments was higher during our 2020 fiscal year compared to our 2019 fiscal year due to increased profitability in the ethanol industry which impacts the income generated by our investments. We had significantly more interest expense during our 2020 fiscal year compared to our 2019 fiscal year due to borrowing for our plant expansion project. During the time the expansion was under construction, interest was capitalized. When the expansion became operational, subsequent interest was expensed to our statement of operations.

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

Other Income and Expense

Our interest and other income was greater during our 2019 fiscal year compared to our 2018 fiscal year due to additional dividend income from our lender during the 2019 period. Our equity in net income of our investments was lower during our 2019 fiscal year compared to our 2018 fiscal year due to less profitability in the ethanol industry which negatively impacts the income generated by our investments. We had significantly more interest expense during our 2019 fiscal year compared to our 2018 fiscal year due to borrowing for our plant expansion project. During the time the expansion was under construction, interest was capitalized. When the expansion became operational, subsequent interest was expensed to our statement of operations.

Changes in Financial Condition for the Fiscal Year Ended December 31, 2020 compared to the Fiscal Year Ended December 31, 2019.

Current Assets

    We had more cash and cash equivalents at December 31, 2020 compared to December 31, 2019, primarily due to increased deferred payment corn liability along with increased net income during our 2020 fiscal year. We had more accounts receivable at December 31, 2020, compared to December 31, 2019, due to our increased sales volumes. We had decreased inventory values at December 31, 2020, compared to December 31, 2019, due primarily to the timing of our year end and shipments of our products. The value of our derivative financial instruments was greater at December 31, 2020 compared to December 31, 2019, primarily because we had more unrealized gains on our forward corn positions along with more cash in our margin account as of December 31, 2020 compared to December 31, 2019. We had more prepaid expenses at December 31, 2020 compared to December 31, 2019 due to insurance premium increases during our 2020 fiscal year.

Property and Equipment

    The value of our property and equipment was lower at December 31, 2020 compared to December 31, 2019 due to the net effect of our capital projects during our 2020 fiscal year, offset by the regular depreciation of our assets during our 2020 fiscal year.

Other Assets

    The value of our investments was less at December 31, 2020, compared to December 31, 2019, mainly due to distributions in excess of earnings from our investments during the 2020 fiscal year.

Current Liabilities

    At December 31, 2020, we had fewer checks which were issued in excess of the amount of cash we had in our bank accounts, compared to at December 31, 2019, due to the timing of transfers between our accounts. Any checks which are presented for payment in excess of the balances in our bank accounts are paid from our revolving lines of credit. Our accounts payable was higher at December 31, 2020, compared to December 31, 2019, due to increased corn payables at the end of our 2020 fiscal year. We had less accrued liabilities at December 31, 2020, compared to December 31, 2019 due to less interest payable at the end of the 2020 fiscal year. The liability on our balance sheet related to our derivative instruments was less at December 31, 2020, compared to December 31, 2019, due to having fewer unrealized losses on our forward corn purchases at December 31, 2020, compared to at December 31, 2019. The current portion of our long-term debt payments was greater at December 31, 2020 and at December 31, 2019 due to the current portion of the Paycheck Protection Program Loan we received in 2020.

Long-Term Liabilities

    Our long-term liabilities were less at December 31, 2020, compared to December 31, 2019, due to payments we made on our long-term debt during our 2020 fiscal year.

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

    Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of December 31, 2020, we had $30,000,000 outstanding and $18,000,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the fiscal years ended December 31, 2020 and 2019:

	Fiscal Years Ended December 31
	2020	2019
Net cash provided by operating activities	$9,238,635	$7,517,770
Net cash used in investing activities	(359,221)	(9,700,103)
Net cash (used in) provided by financing activities	(3,065,256)	13,308,049

Cash Flow From Operations. Our operating activities generated more cash during our fiscal year ended December 31, 2020, compared to the same period of 2019, primarily due to having more net income during the 2020 period.

    Cash Flow From Investing Activities. Our investing activities used less cash during our fiscal year ended December 31, 2020, compared to the same period of 2019, primarily because we had less capital expenses during the 2020 period compared to the 2019 period.

Cash Flow From Financing Activities. Our financing activities provided less cash during our fiscal year ended December 31, 2020, compared to the same period of 2019, primarily due to net payments on borrowings during the 2020 period compared to net proceeds from borrowings during the same period of 2019.

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

Indebtedness

    We maintain a comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). We have a $2 million revolving operating line of credit (the "Operating Line"), a $48 million reducing revolving loan (the "Reducing Revolving Loan") and a $8 million term loan (the "2017 Term Loan"). All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

Operating Line

    On October 21, 2019, Dakota Ethanol amended the revolving promissory note from Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. On June 5, 2020, the available balance of the Operating Line was reduced to $2,000,000. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.15% at December 31, 2020. There is a non-use fee of 0.25% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2021. On December 31,

2020, Dakota Ethanol had $0 outstanding and $0 available to be drawn on the revolving promissory note under the borrowing base calculation.

Reducing Revolving Loan

    On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The available balance of the Reducing Revolving Loan was increased to $48,000,000 on June 5, 2020. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Until February 1, 2023, interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate until February 1, 2023 and increases to 350 basis points thereafter until maturity. The rate was 3.40% at December 31, 2020. The note contains a non-use fee of 0.50% on the unused portion of the note. On December 31, 2020, Dakota Ethanol had $30,000,000 outstanding and $18,000,000 available to be drawn on the note.

2017 Term Loan

    On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. The payment due on August 1, 2020 was deferred to August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate until February 1, 2023 and increases to 350 basis points thereafter until maturity. The rate was 3.40% at December 31, 2020. On December 31, 2020, Dakota Ethanol had $6,000,000 outstanding on the note.

2020 Loans

We entered into a loan agreement with the Small Business Association through First State Bank, Gothenburg, NE on April 4, 2020 for $760,400 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in January 2023 and has an interest rate of 1.0%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. We applied for the loan to be forgiven during June of 2020. We are currently awaiting approval of the application. The Paycheck Protection Program Flexibility Act, which was put into effect on June 5, 2020, may effect the terms of our loan.

The Company also received an Economic Injury Disaster Loan (EIDL) in the amount of $10,000 in June 2020. Repayment of the loan will begin in June 2021 and has a 30 year term at 3.75% interest.

Covenants

    Our credit facilities with FCSA are subject to various loan covenants. If we fail to comply with these loan covenants, FCSA can declare us to be in default of our loans. The material loan covenants applicable to our credit facilities are our working capital covenant, local net worth covenant and our debt service coverage ratio. We are required to maintain working capital (current assets minus current liabilities plus availability on our revolving loan) of at least $11.0 million. We are required to maintain local net worth (total assets minus total liabilities minus the value of certain investments) of at least $18 million. We are required to maintain a debt service coverage ratio of at least 1.25:1.00. Dakota Ethanol is also restricted from making distributions to Lake Area Corn Processors without the consent of the lender.

    As of December 31, 2020, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

Contractual Cash Obligations

    In addition to our debt obligations, we have certain other contractual cash obligations and commitments.  The following table provides information regarding our consolidated contractual obligations and commitments as of December 31, 2020:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$42,581,626	$2,441,398	$4,915,087	$5,208,287	$30,016,854
Purchase Obligations	24,092,515	22,706,515	369,600	369,600	646,800
Other Liabilities	4,000	4,000	—	—	—
Total Contractual Cash Obligations	$66,678,141	$25,151,913	$5,284,687	$5,577,887	$30,663,654

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill. The Company performs a quantitative analysis that tests for impairment. The second step, if necessary, measures the impairment. During the first quarter of 2020 a triggering event was determined to have occurred and an impairment test was performed as of March 31, 2020. The Company determined there was no impairment at that time. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2020 and 2019.

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

Interest Rate Risk

    We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of December 31, 2020, we had $36,000,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.40%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans as of December 31, 2020, would be approximately $5,400.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded an increase to our cost of revenues of approximately $1,627,000 related to derivative instruments for our fiscal year ended December 31, 2020. We recorded an increase to our cost of revenues of approximately $906,000 related to derivative instruments for the fiscal year ended December 31, 2019. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of December 31, 2020, we were committed to purchasing approximately 5.2 million bushels of corn with an average price of $4.19 per bushel. These corn purchases represent approximately 17% of our expected corn usage for the next 12 months. As corn prices move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

    We have 289,000 bushels of corn inventory delivered under delayed-pricing contracts. The contracts have various pricing deadlines through October 29, 2021. We are subject to risk of changes in the corn market until they are priced.

As of December 31, 2020, we were committed to purchasing approximately 301,000 MMBtus of natural gas with an average price of $2.90 per MMBtu. Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. We account for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 15% of the projected annual plant requirements.

    As of December 31, 2020, we are committed to selling approximately 38,000 dry equivalent tons of distillers grains with an average price of $148 per ton.  The distillers grains sales represent approximately 18% of the projected annual plant production.

    As of December 31, 2020, we are committed to selling approximately 1,681,000 pounds of distillers corn oil with an average price of $0.36 per pound.  The distillers corn oil sales represent approximately 7% of the projected annual plant production.

    We do not have any firm-priced sales commitments for ethanol as of December 31, 2020.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2020. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$11,710,362
Corn	27,299,311	Bushels	10%	$12,257,390
Natural Gas	1,769,000	MMBTU	10%	$449,149

For comparison purposes, our sensitivity analysis for our 2019 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$11,132,000
Corn	25,568,666	Bushels	10%	$9,946,211
Natural Gas	1,284,296	MMBTU	10%	$346,760

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Managers of Lake Area Corn Processors, LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC and its subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill
As reflected on the Company's balance sheet at December 31, 2020, the Company has goodwill of $10,395,766. As disclosed in Note 2 to the financial statements, the Company tests goodwill for impairment annually on December 31, as well as on an interim date if an event occurs or circumstances exist that may indicate impairment. A goodwill impairment loss is recorded if the fair value is below the carrying value of the applicable reporting unit. The Company performed goodwill impairment tests at March 31, 2020 and December 31, 2020, using a quantitative evaluation based on a discounted cash flow valuation model. The March 31, 2020, impairment test was the result of the circumstances that existed within the industry due to impacts of the COVID-19 pandemic. The impairment tests require management to make assumptions when estimating the fair value of the reporting unit, including projections of gross margin per gallon of ethanol produced, plant production levels, and the discount rate.

We identified the valuation of goodwill as a critical audit matter because of certain significant assumptions management makes in determining the fair value of the reporting unit, including projections of gross margin per gallon of ethanol produced, plant production levels, and the discount rate. The significant judgments made by management resulted in a high degree of auditor judgment and an increased audit effort in performing procedures, including the use of a valuation specialist, and evaluating evidence obtained related to the significant assumptions used by management.

Our audit procedures related to the Company’s valuation of goodwill included the following, among others:

•We tested the completeness, accuracy, and relevance of the underlying data used in developing management's estimates by comparing to source documentation and published market data.
•We evaluated management’s assumptions for consistency with evidence obtained in other areas of the audit.
•We evaluated the reasonableness of the methods and significant assumptions used in developing management’s estimates, including the projections of gross margin per gallon of ethanol produced, plant production levels, and the discount rate by:
◦Testing the reasonableness of management’s projected gross margin per gallon of ethanol produced by comparing to historical performance and published market data for the Company’s primary products and inputs.
◦Testing the reasonableness of management’s projected production levels by comparing to historical performance and recent production levels that have occurred subsequent to the Company’s 2019 expansion.
◦Utilizing an internal valuation specialist to evaluate the reasonableness of the discount rates and testing the relevance and reliability of source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ RSM US LLP

We have served as the Company's auditor since 2007.

Des Moines, Iowa
March 12, 2021

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,637,811	$12,823,653
Accounts receivable	585,054	684,866
Accounts receivable (related party)	1,633,760	891,227
Inventory	9,768,916	10,543,422
Derivative financial instruments	2,074,010	505,025
Prepaid expenses	677,471	479,422
Total current assets	33,377,022	25,927,615

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,631,224	8,631,224
Buildings	9,316,576	9,316,576
Equipment	95,867,639	95,395,121
Construction in progress	6,303	150,925
	114,696,215	114,368,319
Less accumulated depreciation	(53,328,718)	(47,660,838)
Net property and equipment	61,367,497	66,707,481

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	16,636,367	16,682,169
Other	81,295	97,287
Total other assets	27,113,428	27,175,222

TOTAL ASSETS	$121,857,947	$119,810,318

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$319,608	$1,155,264
Accounts payable	18,526,170	13,812,388
Accrued liabilities	732,544	933,668
Derivative financial instruments	244,181	698,850
Current portion of notes payable	1,201,628	1,000,000
Other	4,000	4,000
Total current liabilities	21,028,131	17,604,170

LONG-TERM LIABILITIES
Notes payable	35,561,237	37,989,208
Other	—	4,000
Total long-term liabilities	35,561,237	37,993,208

COMMITMENTS AND CONTINGENCIES (Note 10)

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	65,268,579	64,212,940

TOTAL LIABILITIES AND MEMBERS' EQUITY	$121,857,947	$119,810,318

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018

REVENUES	$130,521,814	$115,986,821	$74,703,630

COSTS OF REVENUES	124,493,268	114,687,231	68,619,694

GROSS PROFIT	6,028,546	1,299,590	6,083,936

OPERATING EXPENSES	4,418,074	4,060,343	3,837,659

INCOME (LOSS) FROM OPERATIONS	1,610,472	(2,760,753)	2,246,277

OTHER INCOME (EXPENSE)
Interest and other income	495,474	180,801	67,042
Equity in net income (loss) of investments	343,728	(60,908)	403,268
Interest expense	(1,394,035)	(1,183,324)	—
Total other income (expense)	(554,833)	(1,063,431)	470,310

NET INCOME (LOSS)	$1,055,639	$(3,824,184)	$2,716,587

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.04	$(0.13)	$0.09

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	29,620,000	29,620,000	29,620,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity
Years Ended December 31, 2020, 2019 and 2018

Members'
Equity
Balance, December 31, 2017	$68,282,537
Net income	2,716,587
Distributions ($.10 per capital unit)	(2,962,000)

Balance, December 31, 2018	68,037,124
Net (loss)	(3,824,184)

Balance, December 31, 2019	64,212,940
Net income	1,055,639

Balance, December 31, 2020	$65,268,579

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018

OPERATING ACTIVITIES
Net income (loss)	$1,055,639	$(3,824,184)	$2,716,587
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	5,718,454	4,965,966	3,173,391
Distributions in excess of earnings from investments	45,803	1,252,223	1,848,747
Loss on disposal of property and equipment	—	—	38,088
(Increase) decrease in
Receivables	(642,721)	(347,041)	1,996,181
Inventory	774,506	(2,981,920)	(2,035,408)
Prepaid expenses	(198,049)	(213,629)	(46,050)
Derivative financial instruments	(2,023,655)	379,355	266,524
Increase (decrease) in
Accounts payable	4,713,782	8,123,326	(323,542)
Accrued and other liabilities	(205,124)	163,674	169,950
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,238,635	7,517,770	7,804,468

INVESTING ACTIVITIES
Purchase of property and equipment	(359,221)	(9,066,179)	(25,913,312)
Purchase of investments	—	(633,924)	(409,957)
NET CASH USED IN INVESTING ACTIVITIES	(359,221)	(9,700,103)	(26,323,269)

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	(835,656)	(1,091,951)	1,572,279
Borrowings on notes payable	60,770,400	85,500,000	26,873,268
Payments on notes payable	(63,000,000)	(71,100,000)	(10,274,268)
Financing costs paid	—	—	(95,500)
Distributions to members	—	—	(2,962,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,065,256)	13,308,049	15,113,779

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,814,158	11,125,716	(3,405,022)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,823,653	1,697,937	5,102,959

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,637,811	$12,823,653	$1,697,937

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $148; $831,170; and $518,703 in 2020, 2019 and 2018, respectively	$1,510,468	$835,236	$—
Capital expenditures in accounts payable	—	—	1,160,834

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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

In addition, the Company has investment interests in five companies in related industries. See note 5 for further details.

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
•Sales of Distillers Grains
•Sales of Distillers Corn Oil

    Disaggregation of Revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	2020	2019	2018

Revenues ethanol	$99,077,363	$90,415,936	$57,705,675
Revenues distillers grains	25,519,999	21,200,904	14,677,962
Revenues distillers corn oil	5,924,452	4,369,981	2,319,993
	$130,521,814	$115,986,821	$74,703,630

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was $0 and $0 as of December 31, 2020 and 2019 respectively.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of December 31, 2020, the Company is committed to purchasing approximately 5.2 million bushels of corn on a forward contract basis with an average price of $4.19 per bushel. The total corn purchase contracts represent 17% of the projected annual plant corn usage.

The Company has 289,000 bushels of corn inventory delivered under delayed-pricing contracts. The contracts have various pricing deadlines through October 29, 2021. The Company is subject to risk of changes in the corn market until they are priced.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At December 31, 2020, the Company is committed to purchasing approximately 301,000 MMBtu's of natural gas with an average price of $2.90 per MMBtu. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 15% of the projected annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At December 31, 2020, the Company is committed to selling approximately 38,000 dry equivalent tons of distillers grains with an average price of $148 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 18% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time this price is fixed and the time the distillers corn oil is delivered.  At December 31, 2020, the Company is committed to selling approximately 1,681,000 pounds of distillers corn oil with an average price of $0.36 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 7% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of December 31, 2020.

The Company enters into short-term forward, option and futures contracts for ethanol, corn and natural gas as a means of managing exposure to changes in commodity and energy prices. All contracts of the Company are designated as non-hedge derivatives and are recorded at fair value with changes being recognized in net income, or are designated as normal purchases and normal sales and are evaluated for inherent losses. Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of our trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk of loss in the market value of inventories and purchase commitments. To reduce that risk, the Company generally takes positions using forward and futures contracts and options.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

Derivatives not designated as hedging instruments at December 31, 2020 and December 31, 2019 were as follows:

	Balance Sheet Classification	December 31, 2020	December 31, 2019

Corn forward contracts in gain position		$1,742,054	$160,687
Futures and options contracts in gain position		—	33,338
Futures and options contracts in loss position		(1,799,688)	(1,500)
Total forward, futures and options contracts		(57,634)	192,525
Cash held by broker		2,131,644	312,500
	Current Assets	$2,074,010	$505,025

Corn forward contracts in loss position	Current Liabilities	$(244,181)	$(698,850)

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

	Statement of Operations	Years Ended December 31,
	Classification	2020	2019	2018
Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$(1,211,861)	$(8,631)	$1,544,635
Forward contracts	Cost of Revenues	(415,420)	(897,283)	(994,854)

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
DECEMBER 31, 2020, 2019 AND 2018

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

•Land improvements    20-40 years
•Equipment    5-20 years
•Buildings    15-40 years

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recorded when the sum of the undiscounted future cash flows is less than the carrying amount of the asset group. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. During the first quarter of 2020, the COVID-19 pandemic represented a change in circumstance that indicated the carrying value of property and equipment may not be recoverable. The Company calculated the undiscounted future cash flows of the property and equipment and determined them to be recoverable. Accordingly, no impairment was recorded. No indicators of impairment were identified at December 31, 2020 and 2019.

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill. The Company performs a quantitative analysis that tests for impairment. The second step, if necessary, measures the impairment. During the first quarter of 2020 a triggering event was determined to have occurred and an impairment test was performed as of March 31, 2020. The Company determined there was no impairment at that time. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2020 and 2019.

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator. There were no dilutive equity units for the years ending December 31, 2020, 2019, and 2018.

Income Taxes

The Company is taxed as a limited liability company under the Internal Revenue Code. The income of the Company flows through to the members to be taxed at the member level rather than the corporate level. Accordingly, the Company has no tax liability.

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. Generally, the Company is no longer subject to income tax examinations by the U.S. federal, state or local authorities for the years before 2016.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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

Reporting Segment

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company has determined that it has six operating segments that give rise to two reportable segments. See "Note 3 - Segments" in our Notes to Consolidated Financial Statements included elsewhere in this report for financial information about our segment reporting.

Recently Issued Accounting Pronouncements

In January 2017, FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350)" (ASU 2017-04). ASU 2017-04 simplifies the test for goodwill impairment. It eliminates the two-step process of assessing goodwill impairment and replaces it with one step which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal year. The Company adopted ASU 2017-04 for the fiscal year 2020. The Company found it preferable to adopt ASU 2017-04 because the benefits of this standard to users of the financial statements will outweigh the costs of following the pre-existing guidance. The standard has not had a material impact on the Company's consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" (ASU 2018-13). ASU 2018-13 improves the effectiveness of the fair value disclosures in the financial statements. It adds, removes and modifies various disclosure requirements relating to the fair value hierarchy. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal year. The Company adopted ASU 2018-13 for the fiscal year 2020. The standard has not had a material impact on the Company's consolidated financial statements.

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the twelve months ended December 31, 2020, ethanol sales averaged approximately 76% of total revenues, while approximately 20% of revenues were generated from the sale of distillers grains and 4% of revenues were generated from the sale of corn oil. For the twelve months ended December 31, 2020, corn costs averaged approximately 77% of cost of goods sold.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. The impact of COVID-19 negatively impacted the Company’s operations, suppliers or other vendors, and customer base. Gasoline demand has been reduced in the United States which temporarily forced the Company to reduce ethanol production in 2020. Any quarantines, labor shortages or other disruptions to the Company’s operations, or those of their customers, may adversely impact the Company’s revenues, ability to provide its services and operating results. In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could affect demand for its goods and services. The extent to which the coronavirus impacts the Company’s long-term results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

NOTE 3 - SEGMENTS

The Company reports its financial and operating performance in two segments: (1) production, which includes the manufacture and marketing of fuel-grade ethanol and co-products of the ethanol production process and (2) ethanol producing equity method investments, which consists of the aggregation of the Company's two equity method operating segments of investment in Guardian Hankinson, LLC and investment in Ring-neck Energy & Feed, LLC. The Company discloses its other identified operating segments in an all other category, which consists of the Company's investments in RPMG, LLC, Lawrenceville Tank, LLC, and Guardian Energy Management, LLC.

The Company’s two reportable segments have been identified based on their unique characteristics. Our production segment is the Company’s ethanol plant that is operated in a manner chosen by our chief decision making team. The ethanol producing equity method segment are aggregated operating segments investments that have exceeded the quantitative thresholds for reportable segments which have similar economic characteristics but our chief decision making team does not have input into the daily operations of those entities. The all other category is comprised of investments that fall below the quantitative thresholds for reporting segments and the Company's chief decision making team has no input into their daily operations. Production includes the core operating drivers of the Company’s consolidated financial statements which consist of the production and sale of ethanol and its co-products. Ethanol producing equity method investments derive their revenues from the production and sale of ethanol and its co-products. The all other category receives its revenues from marketing fees, management fees, and storage fees. The reconciliation item is necessary due to reportable segments not being consolidated in the financial statements, but rather are reflected as equity method investments.

The Company re-evaluated its reported segments during the year and identified two reporting segments in accordance with that review. The segments were identified using standards under ASC 280-10-50. They each engage in business activities, the operating results are reviewed by the Company’s chief operating decision maker, and discrete financial information is available for each segment.

The following tables set forth certain financial data for the Company's operating segments:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net Sales
Production	$130,521,814	$115,986,821	$74,703,630
Ethanol Producing Equity Method Investments	325,954,417	321,321,517	242,531,567
All Other	14,200,489	19,180,356	17,077,039
Total	470,676,720	456,488,694	334,312,236
Reconciliation	(340,154,906)	(340,501,873)	(259,608,606)
Consolidated	$130,521,814	$115,986,821	$74,703,630

Gross Profit
Production	$6,028,546	$1,299,590	$6,083,936

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

Ethanol Producing Equity Method Investments	11,976,243	12,354,418	8,798,849
All Other	8,840,138	13,024,964	10,986,461
Total	26,844,927	26,678,972	25,869,246
Reconciliation	(20,816,381)	(25,379,382)	(19,785,310)
Consolidated	$6,028,546	$1,299,590	$6,083,936

Net Income (Loss)
Production	$1,055,639	$(3,824,184)	$2,716,587
Ethanol Producing Equity Method Investments	307,019	(708,491)	2,797,756
All Other	2,411,213	2,562,676	2,563,348
Total	3,773,871	(1,969,999)	8,077,691
Reconciliation	(2,718,232)	(1,854,185)	(5,361,104)
Consolidated	$1,055,639	$(3,824,184)	$2,716,587

Interest Income
Production	$3,615	$11,876	$11,657
Ethanol Producing Equity Method Investments	21,902	23,104	89,190
All Other	2,395,057	2,810,198	2,639,671
Total	2,420,574	2,845,178	2,740,518
Reconciliation	(2,416,959)	(2,833,302)	(2,728,861)
Consolidated	$3,615	$11,876	$11,657

Interest Expense
Production	$1,394,035	$1,183,324	$—
Ethanol Producing Equity Method Investments	4,276,226	5,673,185	3,530,500
All Other	2,469,656	3,337,002	2,120,931
Total	8,139,917	10,193,511	5,651,431
Reconciliation	(6,745,882)	(9,010,187)	(5,651,431)
Consolidated	$1,394,035	$1,183,324	$—

Depreciation and Amortization
Production	$5,718,454	$4,965,966	$3,173,391
Ethanol Producing Equity Method Investments	26,742,646	23,314,542	18,486,710
All Other	235,325	871,269	990,583
Total	32,696,425	29,151,777	22,650,684
Reconciliation	(26,977,971)	(24,185,811)	(19,477,293)
Consolidated	$5,718,454	$4,965,966	$3,173,391

Expenditures for Additions to Long-lived Assets
Production	$359,221	$9,066,179	$25,913,312
Ethanol Producing Equity Method Investments	2,431,446	22,592,254	89,378,887
All Other	47,650	50,176	14,800
Total	2,838,317	31,708,609	115,306,999
Reconciliation	(2,479,096)	(22,642,430)	(89,393,687)
Consolidated	$359,221	$9,066,179	$25,913,312

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

	December 31, 2020	December 31, 2019
Total Assets
Production	$121,857,947	$119,810,318
Ethanol Producing Equity Method Investments	244,353,900	259,662,054
All Other	175,909,073	186,431,339
Total	542,120,920	565,903,711
Reconciliation	(420,262,973)	(446,093,393)
Consolidated	$121,857,947	$119,810,318

Equity Method Investments
Production	$16,636,367	$16,682,169
Ethanol Producing Equity Method Investments	2,206,234	2,411,119
All Other	189,347	220,077
Total	19,031,948	19,313,365
Reconciliation	(2,395,581)	(2,631,196)
Consolidated	$16,636,367	$16,682,169

NOTE 4 - INVENTORY

Inventory consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Raw materials	$5,096,067	$4,968,731
Finished goods	2,474,638	3,505,224
Work in process	1,090,893	952,319
Parts inventory	1,107,318	1,117,148
	$9,768,916	$10,543,422
As of December 31, 2020 and December 31, 2019, the Company recorded a lower of cost or net realizable value write-down on corn inventory of approximately $0 and $424,000, ethanol inventory of approximately $0 and $167,000, distillers grains inventory of approximately $13,000 and $72,000, and corn oil inventory of approximately $0 and $0, respectively.

NOTE 5 - INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income which is reported in the Company’s income statement for RPMG is based on RPMG’s September 30, 2020, 2019 and 2018 audited results. The carrying amount of the Company’s investment was approximately $1,208,000 and $1,295,000 as of December 31, 2020 and 2019, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to construct and operate an ethanol storage terminal in Georgia.  The net income which is reported in the Company’s income statement for LT is based on LT’s December 31, 2020, 2019 and 2018 unaudited results. The carrying amount of the Company’s investment was approximately $194,000 and $251,000 as of December 31, 2020 and 2019, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income which is reported in the Company’s income statement for GH is based on GH’s December 31, 2020, 2019 and 2018 audited results. The carrying amount of the Company’s investment was approximately $5,012,000 and $4,991,000 as of December 31, 2020 and 2019, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company’s income statement for GEM is based on GEM’s December 31, 2020, 2019 and 2018 unaudited interim results. The carrying amount of the Company’s investment was approximately $90,000 and $53,000 as of December 31, 2020 and 2019, respectively.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy & Feed, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income which is reported in the Company’s income statement for REF is based on REF’s December 31, 2020 and 2019 audited results. The carrying amount of the Company’s investment was approximately $10,134,000 and $10,093,000 as of December 31, 2020 and 2019, respectively. REF commenced operations during the second quarter of 2019. Prior to then, the ethanol plant was under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $1,057,000. The excess is comprised of a basis adjustment of approximately $434,000 and capitalized interest of $623,000. The excess is amortized over 20 years. The amortization is recorded in equity in net income of investments.

Condensed, combined unaudited financial information of the Company's investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	12/31/2020	12/31/2019	12/31/2018

Current assets	$218,336,920	$219,618,012	$189,839,430
Other assets	201,926,053	226,475,381	234,748,455
Current liabilities	209,538,950	187,381,453	175,836,322
Long-term liabilities	48,854,217	95,219,540	78,589,892
Member's equity	161,869,806	163,492,402	170,161,671
Revenue	340,154,906	340,501,873	259,608,606
Gross Profit	20,816,381	25,379,382	19,785,310
Net Income	2,718,232	1,854,185	5,361,104

The Company recorded equity in net income (loss) of approximately $344,000, $(61,000) and $403,000 from our investments for the years ended December 31, 2020, 2019 and 2018 respectively. The Company received distributions of approximately $390,000, $1,191,000 and $2,290,000 for our investments for the years ended December 31, 2020, 2019 and 2018 respectively. The Company has undistributed net earnings in investees of approximately $662,000 and $713,000 as of December 31, 2020 and 2019, respectively.
NOTE 6 - REVOLVING OPERATING NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Dakota Ethanol amended the note agreement with FCSA in June of 2020. Under the amendment, the available credit under the revolving operating note was reduced to $2,000,000. Interest on the outstanding principal balances will accrue at 300 basis points above the one-month LIBOR rate and is not subject to a floor. The rate was 3.15% at December 31, 2020. There is a non-use fee of 0.25% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2021. On December 31, 2020, Dakota Ethanol had no outstanding and no available to be drawn on the revolving promissory note under the borrowing base.

NOTE 7 - LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment on August 1, 2020 was deferred after the note was amended with FCSA and is now due on August 1, 2025. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the one-month LIBOR rate until February 1, 2023 and increases to 350 basis points thereafter until maturity. The rate was 3.40% at December 31, 2020. On December 31, 2020, Dakota Ethanol had $6,000,000 outstanding on the note.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. Dakota Ethanol amended the note agreement with FCSA in June of 2020. Under the amendment, the available credit on the reducing revolving note was increased to $48,000,000. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the one-month LIBOR rate until February 1, 2023 and increases to 350 basis points thereafter until maturity. The rate was 3.40% at December 31, 2020. The note contains a non-use fee of 0.50% on the unused portion of the note. On December 31, 2020, Dakota Ethanol had $30,000,000 outstanding and $18,000,000 available to be drawn on the note.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. Dakota Ethanol is also restricted from making distributions to Lake Area Corn Processors without the consent of the lender. The note is collateralized by substantially all assets of the Company. The note payable agreement was amended in June 2020 with modifications to the requirements. The working capital covenant was reduced to $11,000,000 and the net worth covenant was reduced to $18,000,000. The next measurement date for the debt service coverage ratio was deferred until December 31, 2021. Management's current financial projections indicate that we will be in compliance with our revised financial covenants for the next 12 months and we expect to remain in compliance thereafter.

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

The balance of the notes payable as of December 31, 2020 and 2019 is as follows:

	2020	2019

Note Payable - FCSA	$36,000,000	$39,000,000
Note Payable - Other	770,400	—
Less unamortized debt issuance costs	(7,535)	(10,792)
	36,762,865	38,989,208
Less current portion	(1,201,628)	(1,000,000)
	$35,561,237	$37,989,208

Principal maturities for the next five years are estimated as follows:

Years Ending December 31,	Principal
2021	$1,201,628
2022	1,510,504
2023	1,048,847
2024	1,000,208
2025	2,000,215
thereafter	30,008,998
$36,770,400

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

NOTE 8 - EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees' contributed earnings. Employer contributions to the plan totaled approximately $133,000, $123,000 and $113,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 9 - FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

	Total	Level 1	Level 2	Level 3
December 31, 2020

Assets:
Forward contracts	$1,742,054	$—	$1,742,054	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$1,799,688	$1,799,688	$—	$—
Forward contracts	244,181	—	244,181	—

December 31, 2019

Assets:
Derivative financial instruments, futures and options contracts	$33,338	$33,338	$—	$—
Forward contracts	160,687	—	160,687	—

Liabilities:
Derivative financial instruments, futures and options contracts	$1,500	$1,500	$—	$—
Forward contracts	698,850	—	698,850	—

During the years ended December 31, 2020 and 2019, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of December 31, 2020 and 2019, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2020 and 2019.

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

The Company believes the carrying amount of cash and cash equivalents (level 1), accounts receivable (level 2), accounts payable and accruals (level 2) and short-term debt (level 2) approximates fair value.

The carrying amount of long-term obligations (level 3) at December 31, 2020 of $36,770,400 had an estimated fair value of approximately $36,770,400 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2019 of $39,000,000 had an estimated fair value of approximately $39,000,000.

NOTE 10 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

Electricity - The agreement provides Dakota Ethanol with electric service through June 2029. The contract automatically renews unless prior notice of cancellation is given. The agreement sets rates for energy usage based on market rates and requires a minimum charge each month during the term of the agreement.

Expenses related to the agreements for the purchase of electricity and natural gas were approximately $8,899,000, $8,157,000, and $6,322,000, for the years ended December 31, 2020, 2019 and 2018, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2021	$184,800
2022	184,800
2023	184,800
2024	184,800
2025	184,800
thereafter	646,800

Ethanol Fuel Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 11), a joint venture of ethanol producers, for the sale, marketing, billing and receipt of payment and other administrative services for all ethanol produced by the plant. The agreement continues indefinitely unless terminated under terms set forth in the agreement.

Distiller's Grain Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 11), for the marketing of all distiller's dried grains produced by the plant. The agreement continues indefinitely unless terminated under terms set forth in the agreement.

Corn Oil Marketing Agreement - Dakota Ethanol has an agreement with RPMG (a related party, see note 11), for the marketing of all corn oil produced by the plant. The agreement continues indefinitely unless terminated under terms set forth in the agreement.

From time to time in the normal course of business, the Company can be subject to litigation based on its operations. There is no current litigation nor any litigation that is considered probable at this time.

NOTE 11 - RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 5% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains, and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues. Dakota Ethanol also purchases denaturant from RPMG. Amounts due from RPMG are presented as accounts receivable (related party) on the balance sheet.
Revenues and marketing fees related to the agreements are as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

	Years Ended December 31,
	2020	2019	2018

Revenues ethanol	$99,280,464	$90,555,111	$57,876,705
Revenues distillers grains	9,541,074	5,108,266	1,801,956
Revenues corn oil	5,969,230	4,406,438	2,334,245

Marketing fees ethanol	$203,101	$242,607	$254,555
Marketing fees distillers grains	68,354	36,935	12,294
Marketing fees corn oil	44,778	36,457	18,824
Denaturant purchases	1,503,071	918,071	755,521

Amounts due to RPMG	47,073	46,234	36,586
The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. Corn purchases from these related parties during the fiscal years ended December 31, 2020, 2019 and 2018 totaled approximately $1,022,000, $1,084,000 and $604,000, respectively. As of December 31, 2020 and 2019, the Company did not have any outstanding obligations to these related parties.
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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

NOTE 13 - QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2020
Total revenues	$32,456,238	$25,424,832	$33,917,787	$38,722,957
Gross profit (loss)	(7,849,642)	5,611,925	6,046,492	2,219,771
Income (loss) from operations	(9,189,480)	4,666,216	5,054,469	1,079,267
Net income (loss)	(10,475,043)	4,213,375	5,810,426	1,506,881
Basic and diluted earnings (loss) per unit	(0.35)	0.14	0.20	0.05

Year ended December 31, 2019
Total revenues	$21,613,298	$26,096,989	$32,441,510	$35,835,024
Gross profit (loss)	2,450,262	1,298,964	(1,815,202)	(634,434)
Income (loss) from operations	1,440,935	372,585	(2,786,864)	(1,787,409)
Net income (loss)	1,790,204	(192,897)	(3,599,789)	(1,821,702)
Basic and diluted earnings (loss) per unit	0.06	(0.01)	(0.12)	(0.06)

Year ended December 31, 2018
Total revenues	$19,804,272	$20,077,335	$18,796,356	$16,025,667
Gross profit	2,612,121	2,065,457	718,120	688,238
Income (loss) from operations	1,628,878	1,073,009	(153,933)	(301,677)
Net income (loss)	1,876,697	1,466,978	(182,218)	(444,870)
Basic and diluted earnings (loss) per unit	0.06	0.05	(0.01)	(0.01)

NOTE 14 - PARENT FINANCIAL STATEMENTS

The following financial information represents the unconsolidated financial statements of Lake Area Corn Processors, LLC as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018. The Company’s ability to receive distributions from its wholly owned subsidiary, Dakota Ethanol, LLC, is based on the terms and conditions set forth in the Third Amendment to its credit agreement with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA. Under the Third Amendment, Dakota Ethanol is restricted from making distributions to the Company without the consent of the lender.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

The unconsolidated balance sheet is as follows:

LAKE AREA CORN PROCESSORS, LLC
UNCONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$58,505	$33,473
Prepaid expenses	24,542	17,084
Total current assets	83,047	50,557

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investment in Dakota Ethanol	39,554,776	38,630,542
Investments - other	15,234,990	15,136,075
Total other assets	65,185,532	64,162,383

TOTAL ASSETS	$65,268,579	$64,212,940

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Total current liabilities	—	—

LONG-TERM LIABILITIES
Total long-term liabilities	—	—

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	65,268,579	64,212,940

TOTAL LIABILITIES AND MEMBERS' EQUITY	$65,268,579	$64,212,940

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

The unconsolidated statement of operation is as follows:

LAKE AREA CORN PROCESSORS, LLC
UNCONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
EQUITY IN NET INCOME (LOSS) OF CONSOLIDATED SUBSIDIARY	$1,073,965	$(3,298,638)	$2,785,397
OPERATING EXPENSES	127,978	311,001	337,000
INCOME (LOSS) FROM OPERATIONS	945,987	(3,609,639)	2,448,397
OTHER INCOME (EXPENSE)
Interest and other income	10,737	5,949	33
Equity in net income (loss) of investments	98,915	(220,494)	268,157
Total other income (expense)	109,652	(214,545)	268,190
NET INCOME (LOSS)	$1,055,639	$(3,824,184)	$2,716,587

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

The unconsolidated statement of cash flows is as follows:

LAKE AREA CORN PROCESSORS, LLC
UNCONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
OPERATING ACTIVITIES
Net income (loss)	$1,055,639	$(3,824,184)	$2,716,587
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Distributions in excess of earnings from investments	(98,915)	1,220,493	1,893,858
Equity in (earnings) losses of consolidated subsidiary	(1,073,965)	3,298,638	(2,785,397)
(Increase) decrease in
Prepaid expenses	(7,456)	(275)	—
Increase (decrease) in
Accounts payable	—	—	(42,227)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(124,697)	694,672	1,782,821

INVESTING ACTIVITIES
Distributions received from consolidated subsidiary	100,000	750,000	2,000,000
Investment in consolidated subsidiary	—	(1,000,000)	(1,100,000)
Purchase of investments	—	(500,000)	(10,000)
Other investing cash inflow (outflow)	49,729	41,338	280,686
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	149,729	(708,662)	1,170,686

FINANCING ACTIVITIES
Distributions to members	—	—	(2,962,000)
NET CASH USED FOR FINANCING ACTIVITIES	—	—	(2,962,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,032	(13,990)	(8,493)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,473	47,463	55,956

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,505	$33,473	$47,463

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting.

    There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2020 which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

    None.

PART III

ITEM 10.     MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

    The information required by this Item is incorporated by reference to the definitive information statement from our 2021 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2020 fiscal year end on December 31, 2020. This information statement is referred to in this report as the 2021 Information Statement.

ITEM 11.     EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated by reference to the 2021 Information Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

    The information required by this Item is incorporated by reference to the 2021 Information Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE.

    The information required by this Item is incorporated by reference to the 2021 Information Statement.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The information required by this Item is incorporated by reference to the 2021 Information Statement.

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

(3)                                  The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

    The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.2	Amended and restated operating agreement of the registrant.		Filed as Exhibit 3.6 on the registrant's Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.
3.3	First amendment to the amended and restated operating agreement of the registrant.		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on March 19, 2007 and incorporated by reference herein.
3.4	Third Amendment to the Third Amended and Restated Operating Agreement of Lake Area Corn Processors, LLC dated January 9, 2018		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on January 10, 2018 and incorporated by reference herein.
10.1	Distillers Grains Marketing Agreement dated July 15, 2008 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2008 and incorporated by reference herein.
10.2	Contribution Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, L.L.C. dated April 1, 2007.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.
10.3	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-K filed with the Commission on March 30, 2007.
10.4	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.
10.5	Employment Agreement between Scott Mundt and Dakota Ethanol, L.L.C. dated April 1, 2009		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 15, 2009 and incorporated by reference herein.
10.6	First Amended and Restated Construction Loan Agreement dated June 18, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.7	Corn Oil Marketing Agreement dated August 11, 2009 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.8	First Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.9	Long Term Reducing Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.10	Operating Line of Credit Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.11	Member Ethanol Fuel Marketing Agreement between Dakota Ethanol, LLC and RPMG, Inc. dated March 26, 2010. +		Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on March 30, 2011 and incorporated by reference herein.

10.12	Second Amendment of First Amended and Restated Construction Loan Agreement dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.13	Operating Line of Credit First Amended and Restated Revolving Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.	Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.14	Long Term Reducing Revolver First Amended and Restated Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.	Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.15	Third Amendment of First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.16	Second Amended and Restated Revolving Promissory Note (Operating Line of Credit) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.17	Second Amended and Restated Promissory Note (Long Term Reducing Revolver) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.18	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Dakota Ethanol, L.L.C. dated August 27, 2012. +	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2012 and incorporated by reference herein.
10.19	Fourth Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.20	Third Amended and Restated Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.	Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.21	Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated May 15, 2013.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2013 and incorporated by reference herein.
10.22	First Amendment to Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated November 20, 2013.	Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on February 27, 2014 and incorporated by reference herein.
10.23	Second Amendment to Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C. dated November 12, 2014	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2014 and incorporated by reference herein.
10.24	2015 Water Purchase Agreement dated December 17, 2014 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.24 on the registrant's Form 10-K filed with the Commission on February 26, 2015 and incorporated by reference herein.
10.25	Third Amendment to Credit Agreement dated May 4, 2015 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2015 and incorporated by reference herein.
10.26	Fourth Amendment to Credit Agreement dated October 28, 2016 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 14, 2016 and incorporated by reference herein.

10.27	Fifth Amendment to Credit Agreement dated August 1, 2017 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2017 and incorporated by reference herein.
10.28	Master Agreement between Owner and Nelson Engineering, Inc. dated November 30, 2017.		Filed as Exhibit 10.28 on the registrant's Form 10-K filed with the Commission on March 2, 2018 and incorporated by reference herein.
10.29	Amended and Restated Credit Agreement dated February 2, 2018 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.29 on the registrant's Form 10-K filed with the Commission on March 2, 2018 and incorporated by reference herein.
10.30	First Amendment to Amended and Restated Credit Agreement dated December 14, 2018 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.30 on the registrant's Form 10-K filed with the Commission on February 28, 2019 and incorporated by reference herein.
10.31	Second Amendment to Amended and Restated Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 14, 2019 and incorporated by reference herein.
10.32	Third Amendment to Amended and Restated Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2020 and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
101	The following financial information from Lake Area Corn Processors, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the fiscal years ended December 31, 2020, 2019 and 2018, (iii) Statement of Changes in Members' Equity, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2020, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements.**
+ Confidential Treatment Requested
** Furnished herewith.

ITEM 16.     FORM 10-K SUMMARY.

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	March 12, 2021	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 12, 2021	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 12, 2021	/s/ Ronald Alverson
Ronald Alverson, Manager

Date:	March 12, 2021	/s/ Todd Brown
Todd Brown, Manager

Date:	March 12, 2021	/s/ Randy Hansen
Randy Hansen, Manager

Date:	March 12, 2021	/s/ Rick Kasperson
Rick Kasperson, Manager

Date:	March 12, 2021	/s/ Marty Thompson
Marty Thompson, Manager

Date:	March 12, 2021	/s/ Wayne Backus
Wayne Backus, Manager

Date:	March 12, 2021	/s/ Dave Wolles
Dave Wolles, Manager