Form 10-Q
period 2021-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2021-05-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
March 31, 2021
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

	Commission file number:	000-50254

LAKE AREA CORN PROCESSORS, LLC
(Exact name of registrant as specified in its charter)

South Dakota	46-0460790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46269 SD Highway 34	Wentworth,	SD
P.O. Box 100	57075
(Zip Code)
(Address of principal executive offices)

(605)	483-2676
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                            ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2021, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,863,015	$18,637,811
Accounts receivable	903,324	585,054
Accounts receivable (related party)	2,933,248	1,633,760
Inventory	14,237,682	9,768,916
Derivative financial instruments	4,236,414	2,074,010
Prepaid expenses	546,020	677,471
Total current assets	24,719,703	33,377,022

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,631,224	8,631,224
Buildings	9,316,576	9,316,576
Equipment	95,867,639	95,867,639
Construction in progress	44,662	6,303
	114,734,574	114,696,215
Less accumulated depreciation	(54,746,949)	(53,328,718)
Net property and equipment	59,987,625	61,367,497

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	16,739,796	16,636,367
Other	77,296	81,295
Total other assets	27,212,858	27,113,428

TOTAL ASSETS	$111,920,186	$121,857,947

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$2,318,475	$319,608
Accounts payable	5,254,648	18,526,170
Accrued liabilities	777,014	732,544
Derivative financial instruments	2,345	244,181
Current portion of notes payable	1,328,735	1,201,628
Other	—	4,000
Total current liabilities	9,681,217	21,028,131

LONG-TERM LIABILITIES
Notes payable	30,434,860	35,561,237
Total long-term liabilities	30,434,860	35,561,237

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	71,804,109	65,268,579

TOTAL LIABILITIES AND MEMBERS' EQUITY	$111,920,186	$121,857,947

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

REVENUES	$48,615,653	$32,456,238

COSTS OF REVENUES	41,658,434	40,305,880

GROSS PROFIT (LOSS)	6,957,219	(7,849,642)

OPERATING EXPENSES	1,251,134	1,339,838

INCOME (LOSS) FROM OPERATIONS	5,706,085	(9,189,480)

OTHER INCOME (EXPENSE)
Interest and other income	362,179	314,370
Equity in net income (loss) of investments	753,429	(1,159,304)
Interest expense	(286,163)	(440,629)
Total other income (expense)	829,445	(1,285,563)

NET INCOME (LOSS)	$6,535,530	$(10,475,043)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.22	$(0.35)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$—

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - December 31, 2019	$64,212,940

Net (loss) for the three-month period ended March 31, 2020	(10,475,043)

Balance - March 31, 2020	$53,737,897

Members' Equity

Balance - December 31, 2020	$65,268,579

Net income for the three-month period ended March 31, 2021	6,535,530

Balance - March 31, 2021	$71,804,109

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

OPERATING ACTIVITIES
Net income (loss)	$6,535,530	$(10,475,043)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	1,422,959	1,437,606
Distributions in excess of earnings (earnings in excess of distributions) from investments	(103,429)	1,322,674
(Increase) decrease in
Accounts receivable	(1,617,758)	1,230,679
Inventory	(4,468,766)	2,055,922
Prepaid expenses	131,451	69,193
Derivative financial instruments	(2,404,240)	1,030,972
Increase (decrease) in
Accounts payable	(13,295,337)	(9,993,912)
Accrued and other liabilities	40,471	(182,085)
NET CASH USED IN OPERATING ACTIVITIES	(13,759,119)	(13,503,994)

INVESTING ACTIVITIES
Purchase of property and equipment	(14,544)	(74,026)
NET CASH USED IN INVESTING ACTIVITIES	(14,544)	(74,026)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	1,998,867	919,479
Borrowings on notes payable	8,000,000	26,000,000
Payments on notes payable	(13,000,000)	(26,000,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,001,133)	919,479

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,774,796)	(12,658,541)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,637,811	12,823,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,863,015	$165,112

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $586 and $9 in 2021 and 2020, respectively.	$237,064	$411,433
Capital expenditures in accounts payable	23,815	58,373

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2021 AND 2020

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited financial statements for the year ended December 31, 2020, contained in the annual report on Form 10-K for 2020.

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

The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Generally, ethanol and related products are shipped free on board ("FOB") shipping point, and the control of the goods transfers to customers when the goods are loaded into trucks or rail cars are released to the railroad. Consideration is based on predetermined contractual prices or on current market prices.

•sales of ethanol
•sales of distillers grains
•sales of distillers corn oil

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2021 AND 2020

    Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended March 31
	2021	2020

Revenues ethanol	$37,043,659	$23,181,779
Revenues distillers grains	9,091,251	7,725,010
Revenues distillers corn oil	2,480,743	1,549,449
	$48,615,653	$32,456,238

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
MARCH 31, 2021 AND 2020

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was zero as of March 31, 2021 and December 31, 2020.

Investment in commodities contracts, derivative instruments and hedging activities

The Company is exposed to certain risks related to its ongoing business operations.  The primary risks that the Company manages by using forward or derivative instruments are price risks on anticipated purchases of corn and natural gas and the sale of ethanol, distillers grains and distillers corn oil.

The Company is subject to market risk with respect to the price and availability of corn, the principal raw material the Company uses to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn are subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.

Certain contracts that meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of March 31, 2021, the Company was committed to purchasing approximately 6.0 million bushels of corn on a forward contract basis with an average price of $4.89 per bushel. The total corn purchase contracts represent 20% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At March 31, 2021, the Company is committed to purchasing approximately 90,000 MMBtus of natural gas with an average price of $2.50 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent 4% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At March 31, 2021, the Company was committed to selling approximately 30,000 dry equivalent tons of distillers grains with an average price of $194 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 14% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At March 31, 2021, the Company was committed to selling approximately 3.0 million pounds of distillers corn oil

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2021 AND 2020

with an average price of $0.50 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 13% of the projected annual plant production.

The Company did not have any firm-priced sales commitments for ethanol as of March 31, 2021.

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

Derivatives not designated as hedging instruments at March 31, 2021 and December 31, 2020 were as follows:

	Balance Sheet Classification	March 31, 2021	December 31, 2020*

Forward contracts in gain position		$2,723,226	$1,742,054
Futures contracts in gain position		687	—
Futures contracts in loss position		(1,769,475)	(1,799,688)
Total		954,438	(57,634)
Cash held by broker		3,281,976	2,131,644
	Current Assets	$4,236,414	$2,074,010

Forward contracts in loss position	(Current Liabilities)	$(2,345)	$(244,181)

*Derived from audited financial statements

Futures contracts and cash held by broker are all with one party, and the right of offset exists. Therefore, on the balance sheet, these items are netted in one balance regardless of position.

Forward contracts are with multiple parties, and the right of offset does not exist. Therefore, these contracts are reported at the gross amounts on the balance sheet.

Gains and losses related to derivative contracts related to corn are included as a component of costs of revenues.

	Statement of Operations	Three Months Ended March 31,
	Classification	2021	2020
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(3,018,618)	$1,102,878
Forward contracts	Cost of Revenues	3,453,945	(3,113,033)

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2021 AND 2020

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill, which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized, if necessary, for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. The Company performs the annual analysis as of December 31 of each fiscal year.

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

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31, 2021, ethanol sales averaged approximately 76% of total revenues, while approximately 19% of revenues were generated from the sale of distiller grains and 5% of revenues were generated from the sale of corn oil.

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. The impact of COVID-19 has negatively impacted the Company’s operations, suppliers or other vendors, and customer base. Gasoline demand has been reduced in the United States which has forced the Company to reduce ethanol production accordingly. Quarantines, labor shortages, and other disruptions to the Company’s operations, and those of its customers, adversely impacted the Company’s revenues, ability to provide its services and operating results. Any future quarantines, labor shortages, or other disruptions to the Company's operations, or those of its customers may adversely impact the Company's revenues, ability to provide its services and operating results. Like the COVID-19 pandemic, any significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could affect demand for its goods and services. The extent to which COVID-19 will impact the Company’s long-term results

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2021 AND 2020

will depend on future developments, which are highly uncertain and cannot be predicted, including new developments regarding continued distribution of the COVID-19 vaccine, new information which may emerge concerning the severity of the coronavirus, prevalence of new COVID-19 cases and actions taken to contain the coronavirus or its impact, among others.

NOTE 3.    SEGMENT REPORTING

The Company reports its financial and operating performance in two segments: (1) production, which includes the manufacturing and marketing of fuel-grade ethanol and co-products of the ethanol production process and (2) ethanol producing equity method investments, which consists of the aggregation of the Company's two equity method operating segments of investment in Guardian Hankinson, LLC and investment in Ring-neck Energy & Feed, LLC. The Company discloses its other identified operating segments in an all other category, which consists of the Company's investments in RPMG, LLC, Lawrenceville Tank, LLC, and Guardian Energy Management, LLC.

The Company’s two reportable segments have been identified based on their unique characteristics. Our production segment is the Company’s ethanol plant that is operated in a manner chosen by our chief decision making team. The ethanol producing equity method segment consists of aggregated operating segments investments that have exceeded the quantitative thresholds for reportable segments which have similar economic characteristics but our chief decision making team does not have input into the daily operations of those entities. The all other category is comprised of investments that fall below the quantitative thresholds for reporting segments and the Company's chief decision making team has no input into their daily operations. Production includes the core operating drivers of the Company’s consolidated financial statements which consist of the production and sale of ethanol and its co-products. Ethanol producing equity method investments derive their revenues from the production and sale of ethanol and its co-products. The all other category receives its revenues from marketing fees, management fees, and storage fees. The reconciliation item is necessary due to reportable segments not being consolidated in the financial statements, but rather are reflected as equity method investments.

The segments were identified using standards under ASC 280-10-50. They each engage in business activities, the operating results are reviewed by the Company’s chief operating decision maker, and discrete financial information is available for each segment.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2021 AND 2020

The following tables set forth certain financial data for the Company's operating segments:

	Three Months Ended
	March 31, 2021	March 31, 2020
Net Sales	unaudited	unaudited
Production	$48,615,653	$32,456,238
Ethanol Producing Equity Method Investments	128,321,129	88,700,903
All Other	3,988,973	3,927,076
Total	180,925,755	125,084,217
Reconciliation	(132,310,102)	(92,627,979)
Consolidated	$48,615,653	$32,456,238

Gross Profit (Loss):
Production	$6,957,219	$(7,849,642)
Ethanol Producing Equity Method Investments	12,800,241	(7,471,315)
All Other	2,625,075	2,520,619
Total	22,382,535	(12,800,338)
Reconciliation	(15,425,316)	4,950,696
Consolidated	$6,957,219	$(7,849,642)

Net Income (Loss):
Production	$6,535,530	$(10,475,043)
Ethanol Producing Equity Method Investments	7,128,994	(11,929,660)
All Other	853,458	811,176
Total	14,517,982	(21,593,527)
Reconciliation	(7,982,452)	11,118,484
Consolidated	$6,535,530	$(10,475,043)

	March 31, 2021	December 31, 2020
Total Assets	unaudited	audited
Production	$111,920,186	$121,857,947
Ethanol Producing Equity Method Investments	256,102,117	244,353,900
All Other	187,537,233	175,909,073
Total	555,559,536	542,120,920
Reconciliation	(443,639,350)	(420,262,973)
Consolidated	$111,920,186	$121,857,947

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2021 AND 2020

NOTE 4.     INVENTORY

Inventory consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020*
Raw materials	$6,243,074	$5,096,067
Finished goods	5,358,008	2,474,638
Work in process	1,465,827	1,090,893
Parts inventory	1,170,773	1,107,318
	$14,237,682	$9,768,916
*Derived from audited financial statements.

As of March 31, 2021 and December 31, 2020, the Company recorded a lower of cost or net realizable value write-down on distillers grains inventory of approximately $0 and $13,000, respectively.

NOTE 5.    INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income, which is reported in the Company’s income statement for RPMG, is based on RPMG’s December 31, 2020 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,229,000 and $1,208,000 as of March 31, 2021 and December 31, 2020, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to operate an ethanol storage terminal in Georgia.  The net income, which is reported in the Company’s income statement for LT, is based on LT’s March 31, 2021 unaudited interim results. The carrying amount of the Company’s investment was approximately $229,000 and $194,000 as of March 31, 2021 and December 31, 2020, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income, which is reported in the Company’s income statement for GH, is based on GH’s March 31, 2021 unaudited interim results. The carrying amount of the Company’s investment was approximately $4,823,000 and $5,012,000 as of March 31, 2021 and December 31, 2020, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income, which is reported in the Company’s income statement for GEM, is based on GEM’s March 31, 2021 unaudited interim results. The carrying amount of the Company’s investment was approximately $90,000 and $90,000 as of March 31, 2021 and December 31, 2020, respectively.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy and Feeds, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income, which is reported in the Company’s income statement for REF, is based on REF’s March 31, 2021 unaudited interim results. The carrying amount of the Company’s investment was approximately $10,368,000 and $10,134,000 as of March 31, 2021 and December 31, 2020, respectively. REF commenced operations during the second quarter of 2019. Prior to then, the ethanol plant was under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $1,043,000. The excess is comprised of a basis adjustment of approximately $428,000 and capitalized interest of $615,000. The excess is amortized over 20 years from May 2019, the time the plant became operational. The amortization is recorded in equity in net income of investments. Amortization was $14,416 for both the three months ended March 31, 2021 and 2020, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2021 AND 2020

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	March 31, 2021	December 31, 2020
Current Assets	$248,035,668	$218,336,920
Other Assets	195,603,681	201,926,053
Current Liabilities	196,222,823	209,538,950
Long-term Liabilities	84,895,669	48,854,217
Members' Equity	162,520,857	161,869,806

	Three Months Ended
Income Statement	March 31, 2021	March 31, 2020
Revenue	$132,310,102	$92,627,979
Gross Profit (Loss)	15,425,316	(4,950,696)
Net Income (Loss)	7,982,452	(11,118,484)

The Company recorded equity in net income (loss) of approximately $753,000 and $(1,159,000) from our investments for the three months ended March 31, 2021, and 2020, respectively.

NOTE 6.    REVOLVING OPERATING NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Dakota Ethanol amended the note agreement with FCSA in June of 2020. The amendment reduced the available credit under the revolving operating note to $2,000,000. Interest on the outstanding principal balance will accrue at 300 basis points above the one-month LIBOR rate and is not subject to a floor. The rate was 3.10% at March 31, 2021. There is a non-use fee of 0.25% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2021. On March 31, 2021, Dakota Ethanol had no balance outstanding and approximately $2,000,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 7.    LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment on August 1, 2020 was deferred after the note was amended with FCSA and is now due on August 1, 2025. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the one-month LIBOR rate until February 1, 2023 and increases to 350 basis points thereafter until maturity. The interest rate is not subject to a floor. The rate was 3.35% at March 31, 2021. On March 31, 2021, Dakota Ethanol had $6,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. Dakota Ethanol amended the note agreement with FCSA in June of 2020. The amendment increased the available credit on the reducing revolving note to $48,000,000. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the one-month LIBOR rate until February 1, 2023, and the basis increases to 350 points thereafter until maturity. The interest rate is not subject to a floor. The rate was 3.35% at March 31, 2021. The note contains a non-use fee of 0.50% on the unused portion of the note. On March 31, 2021, Dakota Ethanol had $25,000,000 outstanding and $23,000,000 available to be drawn on the note.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2021 AND 2020

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

The Company entered into a loan agreement with the Small Business Association through First State Bank, Gothenburg, NE on April 4, 2020 for $760,400 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in January 2023 and has an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for incurred before December 31, 2020 under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. The Company has applied for forgiveness of this loan. The Paycheck Protection Program Flexibility Act, which was put into effect on June 5, 2020, may affect the terms of our loan.

The Company also received an Economic Injury Disaster Loan (EIDL) in the amount of $10,000 in June 2020. Repayment of the loan will begin in June 2021 and has a 30 year term at 3.75% interest.

The balances of the notes payable are as follows. The balances reflect the updated agreement:

	March 31, 2021	December 31, 2020
Notes Payable - FCSA	$31,000,000	$36,000,000
Notes Payable - Other	770,400	770,400
Less unamortized debt issuance costs	(6,805)	(7,535)
	31,763,595	36,762,865
Less current portion	(1,328,735)	(1,201,628)
	$30,434,860	$35,561,237
*Derived from audited financial statements

Principal maturities for the next five years are estimated as follows.

Periods Ending March 31,	Principal
2022	$1,328,735
2023	1,432,044
2024	1,000,200
2025	1,000,208
2026	27,000,215
thereafter	8,998
$31,770,400

NOTE 8.    FAIR VALUE MEASUREMENTS

The Company complies with the fair value measurements and disclosures standard, which defines fair value, establishes a framework for measuring fair value, and expands disclosure for those assets and liabilities carried on the balance sheet on a fair value basis.

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
MARCH 31, 2021 AND 2020

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

Derivative financial instruments. Commodity futures contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade ("CBOT") and New York Mercantile Exchange ("NYMEX") markets. Over-the-counter commodity options contracts are reported at fair value utilizing Level 2 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the over-the-counter markets. Forward purchase contracts are reported at fair value utilizing Level 2 inputs. For these contracts, the Company obtains fair value measurements from local grain terminal bid values. The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based off the CBOT markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
March 31, 2021

Assets:
Derivative financial instruments,
futures contracts	$687	$687	$—	$—
forward contracts	$2,723,226	$—	$2,723,226	$—
Liabilities:
Derivative financial instruments,
futures contracts	$1,769,475	$1,769,475	$—	$—
forward contracts	$2,345	$—	$2,345	$—

December 31, 2020*

Assets:
Derivative financial instruments,
futures contracts	$—	$—	$—	$—
forward contracts	$1,742,054	$—	$1,742,054	$—
Liabilities:
Derivative financial instruments,
futures contracts	$1,799,688	$1,799,688	$—	$—
forward contracts	$244,181	$—	$244,181	$—

*Derived from audited financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2021 AND 2020

During the three months ended March 31, 2021, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of March 31, 2021 and December 31, 2020, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2021.

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

The carrying amount of long-term obligations (level 3) at March 31, 2021 of $31,770,400 had an estimated fair value of approximately $31,770,400 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2020 of $36,770,400 had an estimated fair value of approximately $36,770,400.

NOTE 9.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 5% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues. The Company also purchases denaturant from RPMG.
Revenues and marketing fees related to the agreements as well as denaturant purchases are as follows:

	Three Months Ended March 31,
	2021	2020

Revenues ethanol	$37,107,397	$23,241,506
Revenues distillers dried grains	2,384,468	2,538,316
Revenues corn oil	2,493,906	1,562,833
Marketing fees ethanol	(63,738)	(59,727)
Marketing fees distillers dried grains	(13,272)	(17,842)
Marketing fees corn oil	(13,163)	(13,384)
Denaturant purchases	795,340	568,642

	March 31, 2021	December 31, 2020*
Amounts due to RPMG	$52,976	$47,073
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. Corn purchases from these related parties during the three months ended March 31, 2021 and 2020 totaled approximately $248,000 and $21,000, respectively. As of March 31, 2021 and December 31, 2020, the Company had no outstanding obligations to these related parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2021, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2020, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2020.

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

Overview

Lake Area Corn Processors, LLC is a South Dakota limited liability company that owns and manages its wholly-owned subsidiary, Dakota Ethanol, LLC. Dakota Ethanol, LLC owns and operates an ethanol plant located near Wentworth, South Dakota that has a nameplate production capacity of 90 million gallons of ethanol per year. Lake Area Corn Processors, LLC is referred to in this report as "LACP," the "company," "we," or "us." Dakota Ethanol, LLC is referred to in this report as "Dakota Ethanol" or the "ethanol plant."

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the three months ended March 31, 2021 and 2020:

	2021		2020
Income Statement Data	Amount	%	Amount	%
Revenues	$48,615,653	100.0	$32,456,238	100.0

Cost of Revenues	41,658,434	85.7	40,305,880	124.2

Gross Profit (Loss)	6,957,219	14.3	(7,849,642)	(24.2)

Operating Expense	1,251,134	2.6	1,339,838	4.1

Income (Loss) from Operations	5,706,085	11.7	(9,189,480)	(28.3)

Other Income (Expense)	829,445	1.7	(1,285,563)	(4.0)

Net Income (Loss)	$6,535,530	13.4	$(10,475,043)	(32.3)

Revenues

Revenue from ethanol sales increased by approximately 59.8% during the three months ended March 31, 2021 compared to the same period of 2020 due to increased gallons of ethanol sold and increased average prices that we received for our ethanol during the 2021 period. Revenue from distillers grains sales increased by approximately 17.7% during the three months ended March 31, 2021 compared to the same period of 2020 due primarily to increased average prices that we received for our distillers grains during the 2021 period, partially offset by a decrease in the tons of distillers grains sold during the 2021 period. The decrease in tons of distillers grains sold was primarily due to increased inventory on hand for the three months ended March 31, 2021 compared to three months ended March 31, 2020. Revenue from corn oil sales increased by approximately 60.1% during the three months ended March 31, 2021 compared to the same period of 2020 due primarily to increased average prices that we received for corn oil sold during the 2021 period.
Ethanol

Our ethanol revenue was approximately $13.9 million higher during our three months ended March 31, 2021 compared to the three months ended March 31, 2020, an increase of approximately 59.8%. This increase in ethanol revenue was due primarily to an increase in the volume of ethanol sold and increased average price that we received per gallon of ethanol sold during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. We sold approximately 1.0% more gallons of ethanol during the three months ended March 31, 2021 compared to the same period of 2020, an increase of approximately 211,000 gallons, due primarily to timing differences in ethanol shipments.
The average price we received for our ethanol was approximately $0.62 more per gallon during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, an increase of approximately 58.3%. Management attributes this increase in ethanol prices during the three months ended March 31, 2021 to lower ethanol stocks along with increasing gasoline demand. Since ethanol is blended with gasoline, when gasoline demand is higher it has a corresponding impact on ethanol demand.

Distillers Grains

    Our total distillers grains revenue was approximately 17.7% higher during the three months ended March 31, 2021 compared to the same period of 2020 due primarily to increased prices received for our distillers grains. We sold approximately 9.5% less total tons of distillers grains during the three months ended March 31, 2021 compared to the same period of 2020 primarily due to increased inventory on hand for the three months ended March 31, 2021 compared to three months ended March 31, 2020.

    The average price we received for our dried distillers grains was approximately 26.6% higher during the three months ended March 31, 2021 compared to the same period of 2020, an increase of approximately $36.05 per ton. Management attributes the increase in dried distillers grains prices during the three months ended March 31, 2021 to increases in the domestic price of corn. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 31.1% higher for the three months ended March 31, 2021 compared to the same period of 2020, an increase of approximately $43.29 per ton. Management attributes this increase in modified/wet distillers grains prices with higher corn prices in the market.

    Corn Oil

    Our total corn oil revenue was approximately 60.1% higher during the three months ended March 31, 2021 compared to the same period of 2020 due primarily to increased prices received for our corn oil. Our total pounds of corn oil sold decreased by approximately 1.6% during the three months ended March 31, 2021 compared to the same period of 2020, a decrease of approximately 105,000 pounds, primarily due to increased downtime in the corn oil extraction process.

    The average price per pound we received for our corn oil was higher by approximately 62.8% for the three months ended March 31, 2021 and the same period of 2020 due primarily to increased bio-diesel demand.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 16.5% higher for the three months ended March 31, 2021 compared to the same period of 2020 due to significantly increased corn prices during the 2021 period.

Our average cost per bushel of corn increased by approximately 17.8% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. We consumed approximately 1.1% less bushels of corn during the three months ended March 31, 2021 compared to the same period of 2020. Management attributes the increased corn cost per bushel to significantly higher corn prices during our 2021 fiscal period due to lower corn production in South America which has resulted in increased export demand for United States corn. Management expects corn prices to increase for the rest of our 2021 fiscal year. Recent higher corn prices could increase significantly depending on the weather during the 2021 growing season.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $95,000, an increase of approximately 5.2%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was due to higher natural gas costs per MMBtu during the three months ended March 31, 2021 compared to the same period of 2020.

Our average cost per MMBtu of natural gas during the three months ended March 31, 2021 was approximately 11.6% more compared to the cost per MMbtu for the three months ended March 31, 2020. Management attributes this increase in our average natural gas costs to higher natural gas prices due to a deep freeze that occurred in February of 2021.

The volume of natural gas we used decreased by approximately 5.7% during the three months ended March 31, 2021 compared to the same period of 2020 due primarily to more distillers produced in the wet form to reduce our energy consumption.

Operating Expenses

Our operating expenses were lower for the three months ended March 31, 2021 compared to the same period of 2020 due primarily to decreased professional and environmental compliance fees.

Other Income and Expense

We had greater other income during the three months ended March 31, 2021 compared to the same period of 2020 due to a gain on investments during the 2021 period. We had more income from our investments during the three months ended March 31, 2021 compared to the same period of 2020 due to improved profitability in the ethanol sector. We had less interest expense during the three months ended March 31, 2021 compared to the same period of 2020 due to lower carrying balances on outstanding debt in addition to lower interest rates.

Changes in Financial Condition for the Three Months Ended March 31, 2021

Current Assets

    Our cash on hand at March 31, 2021 was less compared to December 31, 2020 due to deferred corn payments which we made in January 2021. We had greater accounts receivable at March 31, 2021 compared to December 31, 2020 due to the timing of our quarter end and the payments related to the shipments of our products. The value of our inventory was greater at March 31, 2021 compared to December 31, 2020 due to more corn and ethanol inventory on hand as well as higher corn and ethanol prices which increase the value of our inventory. The asset value of our derivative instruments was greater at March 31, 2021 compared to December 31, 2020 due to recent corn price changes, which impacted our derivative instruments. We had less prepaid expenses at March 31, 2021 compared to December 31, 2020 due to amortization of our insurance premiums.

Property and Equipment

    The value of our property and equipment was less at March 31, 2021 compared to December 31, 2020 as a result of regular depreciation of our assets.

Other Assets

    The value of our investments was greater at March 31, 2021 compared to December 31, 2020 due to increased profitability in the ethanol industry, which the majority of our investments are related to.

Current Liabilities

    We had more outstanding checks in excess of bank balances at March 31, 2021 compared to December 31, 2020. We use our revolving loan to pay any checks that are presented for payment, which exceed the cash we have available in our accounts. Our accounts payable were lower at March 31, 2021 compared to December 31, 2020 due primarily to decreased corn payables at March 31, 2021 compared to December 31, 2020 as the deferred payments were paid during the first quarter. Our derivative instrument liability was lower at March 31, 2021 compared to December 31, 2020 due to corn price changes, which impacted our derivative instruments.

Long-Term Liabilities

    Our long-term liabilities were lower at March 31, 2021 compared to December 31, 2020 due to decreased borrowing and reductions in notes payable resulting from increased profitability.

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

    Currently, we have two revolving loans, which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of March 31, 2021, we had $25,000,000 outstanding and $25,000,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations for the next twelve months.

The following table shows cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net cash (used in) operating activities	$(13,759,119)	$(13,503,994)
Net cash (used in) investing activities	(14,544)	(74,026)
Net cash provided by (used in) by financing activities	(3,001,133)	919,479

Cash Flow From Operations. Our operating activities used more cash during the three months ended March 31, 2021 compared to the same period of 2020, due primarily to a buildup of inventory with higher values and cash we used to pay for our deferred corn purchases during the 2021 period. Increased net income for the three months ended March 31, 2021 partially offset the increased cash use compared to the same period of 2020.

    Cash Flow From Investing Activities. Our investing activities used less cash during the three months ended March 31, 2021 compared to the same period of 2020, due to fewer capital expenditures.

Cash Flow From Financing Activities. Our financing activities used more cash during the three months ended March 31, 2021 compared to the same period of 2020, due primarily to cash being used to reduce the principal outstanding on our loans during the 2021 period.

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

    On August 1, 2017, we executed an amendment to our credit agreement to create an $8 million term loan, which we used to finance a portion of our investment in Ring-neck Energy & Feed, LLC.

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

    On October 21, 2019, we entered into a Second Amendment to Amended and Restated Credit Agreement (the "Loan Amendment") with FCSA. In the Loan Amendment, we extended the maturity date of our $10 million revolving loan to November 1, 2021; we also extended the date when the available balance of our $40 million revolving loan started to decrease from January 1, 2020 to January 1, 2021.

    On June 5, 2020, we entered into a Third Amendment to the credit agreement (the "Third Amendment"). Under the Third Amendment, the available credit under the revolving operating note was reduced to $2,000,000 and the available credit on the reducing revolving note was increased to $48,000,000. The working capital covenant was reduced to $11,000,000, and the net worth covenant was reduced to $18,000,0000. The next measurement date for the debt service coverage ratio was deferred until December 31, 2021. The annual installment on the term note for 2020 was deferred until maturity in 2025. The interest rates were unchanged.

Operating Line

    Dakota Ethanol has a revolving promissory note from Farm Credit Services of America (FCSA) in an amount up to $2,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.1% at March 31, 2021. There is a non-use fee of 0.25% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2021. On March 31, 2021, Dakota Ethanol had $0 outstanding and $2,000,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

    Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $48,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at the one month London Interbank Offered Rate ("LIBOR") plus 325 basis points until February 1, 2023 and the basis increases to 350 points thereafter until maturity. The interest rate is not subject to a floor. The rate was 3.35% at March 31, 2021. The note contains a non-use fee of 0.5% on the unused portion of the note. On March 31, 2021, Dakota Ethanol had $25,000,000 outstanding and $23,000,000 available to be drawn on the note.

2017 Term Loan

    On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment that was due in August 2020 was deferred to August 2025. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.35% at March 31, 2021. On March 31, 2021, Dakota Ethanol had $6,000,000 outstanding on the note.

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

Covenants

    Our credit facilities with FCSA are subject to various loan covenants. If we fail to comply with these loan covenants, FCSA can declare us to be in default of our loans. The material loan covenants applicable to our credit facilities are our working capital covenant, local net worth covenant and our debt service coverage ratio. We are required to maintain working capital (current assets minus current liabilities plus availability on our revolving loan) of at least $11 million. We are required to maintain local net worth (total assets minus total liabilities minus the value of certain investments) of at least $18 million. We are required to maintain a debt service coverage ratio of at least 1.25:1.00. The working capital and local net worth capital covenants are measured monthly while the debt service coverage covenant is measured annually at year-end. The debt service coverage covenant measurement will be measured again starting on December 31, 2021.

    As of March 31, 2021, we were in compliance with the working capital and local net worth loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

    We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of March 31, 2021, we had $31,000,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.35%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2021, would be approximately $3,100.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined decrease to our cost of revenues of approximately $435,000 related to derivative instruments for the quarter ended March 31, 2021. We recorded a combined increase to our cost of revenues of approximately $2,010,000 related to derivative instruments for the quarter ended March 31, 2020. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of March 31, 2021, we were committed to purchasing approximately 6 million bushels of corn with an average price of $4.89 per bushel. These corn purchases represent approximately 20% of our project plant corn usage for the next 12 months.

As of March 31, 2021, we were committed to purchasing approximately 90,000 MMBtus of natural gas with an average price of $2.50 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 4% of the projected annual plant requirements.

As of March 31, 2021, we were committed to selling approximately 30,000 dry equivalent tons of distillers grains with an average price of $194 per ton. The distillers grains sales represent approximately 14% of the projected annual plant production.

As of March 31, 2021, we were committed to selling approximately 3.0 million pounds of distillers corn oil with an average price of $0.50 per pound.  The distillers corn oil sales represent approximately 13% of the projected annual plant production.

    We did not have any firm-priced sales commitments for ethanol as of March 31, 2021.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2021, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2021. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$16,560,000
Corn	28,610,522	Bushels	10%	$15,712,898
Natural Gas	1,980,000	MMBTU	10%	$516,384

For comparison purposes, our sensitivity analysis for our quarter ended March 31, 2020 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$6,716,000
Corn	28,337,822	Bushels	10%	$7,934,590
Natural Gas	1,158,375	MMBTU	10%	$211,824

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

    Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

    There have been no material changes to the risk factors that were previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.     MINE SAFETY DISCLOSURES

    None.

ITEM 5.     OTHER INFORMATION

    None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	May 14, 2021	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 14, 2021	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)