Form 10-Q
period 2021-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2021-08-12
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
June 30, 2021
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

As of August 12, 2021, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,440,759	$18,637,811
Accounts receivable	941,932	585,054
Accounts receivable (related party)	3,634,737	1,633,760
Inventory	19,587,122	9,768,916
Derivative financial instruments	4,530,232	2,074,010
Prepaid expenses	432,764	677,471
Total current assets	30,567,546	33,377,022

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,631,224	8,631,224
Buildings	9,316,576	9,316,576
Equipment	96,003,379	95,867,639
Construction in progress	28,827	6,303
	114,854,479	114,696,215
Less accumulated depreciation	(56,168,747)	(53,328,718)
Net property and equipment	58,685,732	61,367,497

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	17,923,926	16,636,367
Other	73,298	81,295
Total other assets	28,392,990	27,113,428

TOTAL ASSETS	$117,646,268	$121,857,947

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$3,048,247	$319,608
Accounts payable	6,381,427	18,526,170
Accrued liabilities	945,577	732,544
Derivative financial instruments	414,332	244,181
Current portion of notes payable	1,000,000	1,201,628
Other	—	4,000
Total current liabilities	11,789,583	21,028,131

LONG-TERM LIABILITIES
Notes payable	23,993,924	35,561,237
Total long-term liabilities	23,993,924	35,561,237

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	81,862,761	65,268,579

TOTAL LIABILITIES AND MEMBERS' EQUITY	$117,646,268	$121,857,947

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

REVENUES	$64,238,127	$25,424,832	$112,853,779	$57,881,070

COSTS OF REVENUES	54,770,073	19,812,907	96,428,506	60,118,787

GROSS PROFIT (LOSS)	9,468,054	5,611,925	16,425,273	(2,237,717)

OPERATING EXPENSES	1,276,095	945,709	2,527,229	2,285,547

INCOME (LOSS) FROM OPERATIONS	8,191,959	4,666,216	13,898,044	(4,523,264)

OTHER INCOME (EXPENSE)
Interest and other income	944,424	31,660	1,306,603	346,030
Equity in net income (loss) of investments	1,184,130	(66,498)	1,937,559	(1,225,802)
Interest expense	(261,861)	(418,003)	(548,024)	(858,632)
Total other income (expense)	1,866,693	(452,841)	2,696,138	(1,738,404)

NET INCOME (LOSS)	$10,058,652	$4,213,375	$16,594,182	$(6,261,668)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.34	$0.14	$0.56	$(0.21)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$—	$—	$—

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - December 31, 2019	$64,212,940

Net (loss) for the three-month period ended March 31, 2020	(10,475,043)

Balance - March 31, 2020	53,737,897

Net income for the three-month period ended June 30, 2020	4,213,375

Balance - June 30, 2020	$57,951,272

Members' Equity

Balance - December 31, 2020	$65,268,579

Net income for the three-month period ended March 31, 2021	6,535,530

Balance - March 31, 2021	71,804,109

Net income for the three-month period ended June 30, 2021	10,058,652

Balance - June 30, 2021	$81,862,761

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

OPERATING ACTIVITIES
Net income (loss)	$16,594,182	$(6,261,668)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	2,849,484	2,869,845
Distributions in excess of earnings (earnings in excess of distributions) from investments	(1,287,559)	1,389,172
(Gain) on forgiveness of notes payable	(778,400)	—
(Increase) decrease in
Accounts receivable	(2,357,855)	(6,350,541)
Inventory	(9,818,206)	2,840,857
Prepaid expenses	244,705	132,892
Derivative financial instruments	(2,286,070)	(568,514)
Increase (decrease) in
Accounts payable	(12,144,744)	(9,447,821)
Accrued and other liabilities	209,034	(18,722)
NET CASH USED IN OPERATING ACTIVITIES	(8,775,429)	(15,414,500)

INVESTING ACTIVITIES
Purchase of property and equipment	(158,262)	(264,884)
NET CASH USED IN INVESTING ACTIVITIES	(158,262)	(264,884)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	2,728,639	907,979
Borrowings on notes payable	18,008,000	43,770,400
Payments on notes payable	(29,000,000)	(39,000,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,263,361)	5,678,379

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,197,052)	(10,001,005)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,637,811	12,823,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,440,759	$2,822,648

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $525 and $128 in 2021 and 2020, respectively.	$526,701	$854,213
Capital expenditures in accounts payable	—	3,229

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2021 AND 2020

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for a full year.

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
JUNE 30, 2021 AND 2020

    Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended June 30		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues ethanol	$49,954,234	$20,304,373	$86,997,893	$43,486,152
Revenues distillers grains	10,984,294	4,010,385	20,075,545	11,735,394
Revenues distillers corn oil	3,299,599	1,110,074	5,780,341	2,659,524
	$64,238,127	$25,424,832	$112,853,779	$57,881,070

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
JUNE 30, 2021 AND 2020

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was zero as of June 30, 2021 and December 31, 2020.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of June 30, 2021, the Company was committed to purchasing approximately 4.9 million bushels of corn on a forward contract basis with an average price of $5.69 per bushel. The total corn purchase contracts represent 16% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At June 30, 2021, the Company is committed to purchasing approximately 730,000 MMBtus of natural gas with an average price of $2.78 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent 36% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At June 30, 2021, the Company was committed to selling approximately 20,000 dry equivalent tons of distillers grains with an average price of $210 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 9% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At June 30, 2021, the Company was committed to selling approximately 2.1 million pounds of distillers corn oil

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2021 AND 2020

with an average price of $0.59 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 9% of the projected annual plant production.

The Company did not have any firm-priced sales commitments for ethanol as of June 30, 2021.

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

Derivatives not designated as hedging instruments at June 30, 2021 and December 31, 2020 were as follows:

	Balance Sheet Classification	June 30, 2021	December 31, 2020*

Forward contracts in gain position		$2,724,449	$1,742,054
Futures contracts in gain position		118,925	—
Futures contracts in loss position		(2,200,625)	(1,799,688)
Total		642,749	(57,634)
Cash held by broker		3,887,483	2,131,644
	Current Assets	$4,530,232	$2,074,010

Forward contracts in loss position	(Current Liabilities)	$(414,332)	$(244,181)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2021 AND 2020

	Statement of Operations	Three Months Ended June 30,
	Classification	2021	2020
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(8,207,255)	$333,387
Forward contracts	Cost of Revenues	6,650,381	742,543

	Statement of Operations	Six Months Ended June 30,
	Classification	2021	2020
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(11,225,875)	$1,436,264
Forward contracts	Cost of Revenues	10,104,326	(2,370,490)

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

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended June 30, 2021, ethanol sales averaged approximately 78% of total revenues, while approximately 17% of revenues were generated from the sale of distiller grains and 5% of revenues were generated from the sale of corn oil. For the six months ended June 30, 2021, ethanol sales averaged approximately 77% of total revenues, while approximately 18% of revenues were generated from the sale of distiller grains and 5% of revenues were generated from the sale of corn oil.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2021 AND 2020

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. Quarantines, labor shortages, and other disruptions to the Company’s operations, and those of its customers, adversely impacted the Company’s revenues, ability to provide its services and operating results. Any future quarantines, labor shortages, or other disruptions to the Company's operations, or those of its customers may adversely impact the Company's revenues, ability to provide its services and operating results. Like the COVID-19 pandemic, any significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could affect demand for its goods and services. The extent to which COVID-19 will impact the Company’s long-term results will depend on future developments, which are highly uncertain and cannot be predicted, including new developments regarding continued distribution of the COVID-19 vaccine, new information which may emerge concerning the severity of the coronavirus, prevalence of new COVID-19 cases and actions taken to contain the coronavirus or its impact, among others.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2021 AND 2020

The following tables set forth certain financial data for the Company's operating segments:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Sales	unaudited	unaudited	unaudited	unaudited
Production	$64,238,127	$25,424,832	$112,853,779	$57,881,070
Ethanol Producing Equity Method Investments	164,027,153	45,954,973	292,348,281	134,655,876
All Other	4,226,582	3,579,897	8,215,555	7,506,973
Total	232,491,862	74,959,702	413,417,615	200,043,919
Reconciliation	(168,253,735)	(49,534,870)	(300,563,836)	(142,162,849)
Consolidated	$64,238,127	$25,424,832	$112,853,779	$57,881,070

Gross Profit (Loss):
Production	$9,468,054	$5,611,925	$16,425,273	$(2,237,717)
Ethanol Producing Equity Method Investments	14,522,776	4,874,799	27,323,018	(2,596,516)
All Other	2,627,783	2,399,060	5,252,858	4,919,679
Total	26,618,613	12,885,784	49,001,149	85,446
Reconciliation	(17,150,559)	(7,273,859)	(32,575,876)	(2,323,163)
Consolidated	$9,468,054	$5,611,925	$16,425,273	$(2,237,717)

Net Income (Loss):
Production	$10,058,652	$4,213,375	$16,594,182	$(6,261,668)
Ethanol Producing Equity Method Investments	10,175,037	(994,105)	17,304,031	(12,923,765)
All Other	1,806,780	639,216	2,660,238	1,450,392
Total	22,040,469	3,858,486	36,558,451	(17,735,041)
Reconciliation	(11,981,817)	354,889	(19,964,269)	11,473,373
Consolidated	$10,058,652	$4,213,375	$16,594,182	$(6,261,668)

	June 30, 2021	December 31, 2020
Total Assets	unaudited	audited
Production	$117,646,268	$121,857,947
Ethanol Producing Equity Method Investments	259,625,353	244,353,900
All Other	243,072,614	175,909,073
Total	620,344,235	542,120,920
Reconciliation	(502,697,967)	(420,262,973)
Consolidated	$117,646,268	$121,857,947

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2021 AND 2020

NOTE 4.     INVENTORY

Inventory consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020*
Raw materials	$10,514,715	$5,096,067
Finished goods	6,179,689	2,474,638
Work in process	1,688,884	1,090,893
Parts inventory	1,203,834	1,107,318
	$19,587,122	$9,768,916
*Derived from audited financial statements.

As of June 30, 2021 and December 31, 2020, the Company recorded a lower of cost or net realizable value write-down on distillers grains inventory of approximately $0 and $13,000, respectively.

NOTE 5.    INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income, which is reported in the Company’s income statement for RPMG, is based on RPMG’s March 31, 2021 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,299,000 and $1,208,000 as of June 30, 2021 and December 31, 2020, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to operate an ethanol storage terminal in Georgia.  The net income, which is reported in the Company’s income statement for LT, is based on LT’s June 30, 2021 unaudited interim results. The carrying amount of the Company’s investment was approximately $275,000 and $194,000 as of June 30, 2021 and December 31, 2020, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income, which is reported in the Company’s income statement for GH, is based on GH’s June 30, 2021 unaudited interim results. The carrying amount of the Company’s investment was approximately $5,301,000 and $5,012,000 as of June 30, 2021 and December 31, 2020, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income, which is reported in the Company’s income statement for GEM, is based on GEM’s June 30, 2021 unaudited interim results. The carrying amount of the Company’s investment was approximately $90,000 and $90,000 as of June 30, 2021 and December 31, 2020, respectively.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy and Feeds, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income, which is reported in the Company’s income statement for REF, is based on REF’s June 30, 2021 unaudited interim results. The carrying amount of the Company’s investment was approximately $10,959,000 and $10,134,000 as of June 30, 2021 and December 31, 2020, respectively. REF commenced operations during the second quarter of 2019. Prior to then, the ethanol plant was under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $1,028,000. The excess is comprised of a basis adjustment of approximately $422,000 and capitalized interest of $606,000. The excess is amortized over 20 years from May 2019, the time the plant became operational. The amortization is recorded in equity in net income of investments. Amortization was $28,831 for both the six months ended June 30, 2021 and 2020, respectively. Amortization was $14,416 for both the three months ended June 30, 2021 and 2020, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2021 AND 2020

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	June 30, 2021	December 31, 2020
Current Assets	$312,128,360	$218,336,920
Other Assets	190,569,606	201,926,053
Current Liabilities	246,513,217	209,538,950
Long-term Liabilities	81,682,073	48,854,217
Members' Equity	174,502,676	161,869,806

	Three Months Ended
Income Statement	June 30, 2021	June 30, 2020
Revenue	$168,253,735	$49,534,870
Gross Profit	17,150,559	7,273,860
Net Income (Loss)	11,981,817	(354,889)

	Six Months Ended
Income Statement	June 30, 2021	June 30, 2020
Revenue	$300,563,836	$142,162,849
Gross Profit	32,575,876	2,323,164
Net Income (Loss)	19,964,269	(11,473,373)

The Company recorded equity in net income (loss) of approximately $1,938,000 and $(1,226,000) from our investments for the six months ended June 30, 2021, and 2020, respectively. The Company recorded equity in net income (loss) of approximately $1,184,000 and $(66,000) from our investments for the three months ended June 30, 2021, and 2020, respectively.

NOTE 6.    REVOLVING OPERATING NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Dakota Ethanol amended the note agreement with FCSA in June of 2020. The amendment reduced the available credit under the revolving operating note to $2,000,000. Interest on the outstanding principal balance will accrue at 300 basis points above the one-month LIBOR rate and is not subject to a floor. The rate was 3.10% at June 30, 2021. There is a non-use fee of 0.25% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2021. On June 30, 2021, Dakota Ethanol had no balance outstanding and approximately $2,000,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 7.    LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment on August 1, 2020 was deferred after the note was amended with FCSA and is now due on August 1, 2025. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the one-month LIBOR rate until February 1, 2023 and increases to 350 basis points thereafter until maturity. The interest rate is not subject to a floor. The rate was 3.35% at June 30, 2021. On June 30, 2021, Dakota Ethanol had $6,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. Dakota Ethanol amended the note agreement with FCSA in June of 2020. The amendment increased the available credit on the reducing

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2021 AND 2020

revolving note to $48,000,000. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 325 basis points above the one-month LIBOR rate until February 1, 2023, and the basis increases to 350 points thereafter until maturity. The interest rate is not subject to a floor. The rate was 3.35% at June 30, 2021. The note contains a non-use fee of 0.50% on the unused portion of the note. On June 30, 2021, Dakota Ethanol had $19,000,000 outstanding and $29,000,000 available to be drawn on the note.

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

The Company entered into a loan agreement with the Small Business Association through First State Bank, Gothenburg, NE on April 4, 2020 for $760,400 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). In June 2021, the Company received notification from the Small Business Administration that all loan proceeds and accrued interest received and recorded by the Company were forgiven. Due to forgiveness of the loan, the Company recorded a gain on debt extinguishment in other income in the statement of operations for $768,400 for the six months ended June 30, 2021.

The Company also received an Economic Injury Disaster Loan (EIDL) in the amount of $10,000 in June 2020. The Company was notified by the Small Business Association in June 2021 that all EIDL proceeds received by the Company had been forgiven. Due to forgiveness of the loan, the Company recorded a gain on debt extinguishment in other income in the statement of operations for $10,000 for the six months ended June 30, 2021.

The balances of the notes payable are as follows. The balances reflect the updated agreement:

	June 30, 2021	December 31, 2020
Notes Payable - FCSA	$25,000,000	$36,000,000
Notes Payable - Other	—	770,400
Less unamortized debt issuance costs	(6,076)	(7,535)
	24,993,924	36,762,865
Less current portion	(1,000,000)	(1,201,628)
	$23,993,924	$35,561,237
*Derived from audited financial statements

Principal maturities for the next five years are estimated as follows.

Periods Ending June 30,	Principal
2022	$1,000,000
2023	1,000,000
2024	1,000,000
2025	1,000,000
2026	21,000,000
thereafter	—
$25,000,000

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2021 AND 2020

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
June 30, 2021

Assets:
Derivative financial instruments,
futures contracts	$118,925	$118,925	$—	$—
forward contracts	$2,724,449	$—	$2,724,449	$—
Liabilities:
Derivative financial instruments,
futures contracts	$2,200,625	$2,200,625	$—	$—
forward contracts	$414,332	$—	$414,332	$—

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2021 AND 2020

December 31, 2020*

Assets:
Derivative financial instruments,
futures contracts	$—	$—	$—	$—
forward contracts	$1,742,054	$—	$1,742,054	$—
Liabilities:
Derivative financial instruments,
futures contracts	$1,799,688	$1,799,688	$—	$—
forward contracts	$244,181	$—	$244,181	$—

*Derived from audited financial statements.

During the six months ended June 30, 2021, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of June 30, 2021 and December 31, 2020, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2021.

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

The carrying amount of long-term obligations (level 3) at June 30, 2021 of $25,000,000 had an estimated fair value of approximately $25,000,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2020 of $36,770,400 had an estimated fair value of approximately $36,770,400.

ggeNOTE 9.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 5% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues. The Company also purchases denaturant from RPMG.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2021 AND 2020

Revenues and marketing fees related to the agreements as well as denaturant purchases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues ethanol	$50,017,972	$20,324,281	$87,125,369	$43,565,787
Revenues distillers dried grains	3,951,100	1,140,435	6,335,568	3,678,750
Revenues corn oil	3,313,337	1,114,584	5,807,243	2,677,418
Marketing fees ethanol	63,738	19,909	127,476	79,636
Marketing fees distillers dried grains	18,438	6,078	31,709	23,919
Marketing fees corn oil	13,738	4,510	26,901	17,894
Denaturant purchases	838,142	123,329	1,633,482	691,893

	June 30, 2021	December 31, 2020*
Amounts due to RPMG	$54,309	$47,073
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. Corn purchases from these related parties during the six months ended June 30, 2021 and 2020 totaled approximately $1,006,000 and $376,000, respectively. Corn purchases from these related parties during the three months ended June 30, 2021 and 2020 totaled approximately $758,000 and $355,000, respectively. As of June 30, 2021 and December 31, 2020, the Company had no outstanding obligations to these related parties.

NOTE 10.    SUBSEQUENT EVENTS

During August 2021, the Company declared a distribution to its members of $2,962,000, or $0.10 per capital unit, to unit holders of record as of July 1, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2021, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2020, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the three months ended June 30, 2021 and 2020:

	2021		2020
Income Statement Data	Amount	%	Amount	%
Revenues	$64,238,127	100.0	$25,424,832	100.0

Cost of Revenues	54,770,073	85.3	19,812,907	77.9

Gross Profit	9,468,054	14.7	5,611,925	22.1

Operating Expense	1,276,095	2.0	945,709	3.7

Income from Operations	8,191,959	12.7	4,666,216	18.4

Other Income (Expense)	1,866,693	2.9	(452,841)	(1.8)

Net Income	$10,058,652	15.6	$4,213,375	16.6

Revenues

Revenue from ethanol sales increased by approximately 146.0% during the three months ended June 30, 2021 compared to the same period of 2020 due to increased gallons of ethanol sold and increased average prices that we received for our ethanol during the 2021 period. Revenue from distillers grains sales increased by approximately 173.9% during the three months ended June 30, 2021 compared to the same period of 2020 due primarily to increased average prices that we received for our distillers grains along with increased tons of distillers grains sold during the 2021 period. Revenue from corn oil sales increased by approximately 197.2% during the three months ended June 30, 2021 compared to the same period of 2020 due primarily to increased average prices that we received for corn oil sold and increased pounds of corn oil sold during the 2021 period.
Ethanol

Our ethanol revenue was approximately $29.6 million higher during our three months ended June 30, 2021 compared to the three months ended June 30, 2020, an increase of approximately 146.0%. This increase in ethanol revenue was due primarily to an increase in the volume of ethanol sold and increased average price that we received per gallon of ethanol sold during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. We sold approximately 31.3% more gallons of ethanol during the three months ended June 30, 2021 compared to the same period of 2020, an increase of approximately 5,165,000 gallons. The increase is due primarily to not having the COVID-19 pandemic related shutdown we experienced during three months ended June 30, 2020.
The average price we received for our ethanol was approximately $1.07 higher per gallon during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, an increase of approximately 87.4%. Management attributes this increase in ethanol prices during the three months ended June 30, 2021 to lower ethanol stocks along with increasing gasoline demand. Since ethanol is blended with gasoline, when gasoline demand is higher it has a corresponding impact on ethanol demand. Management also believes that higher corn prices during the 2021 period had an impact on ethanol prices.

Distillers Grains

    Our total distillers grains revenue was approximately 173.9% higher during the three months ended June 30, 2021 compared to the same period of 2020 due primarily to increased average prices received for our distillers grains and increased tons of distillers grains sold. We sold approximately 70.9% more total tons of distillers grains during the three months ended June 30, 2021 compared to the same period of 2020 primarily due to increased ethanol production during the 2021 period.

    The average price we received for our dried distillers grains was approximately 64.0% higher during the three months ended June 30, 2021 compared to the same period of 2020, an increase of approximately $79.89 per ton. Management attributes the increase in dried distillers grains prices during the three months ended June 30, 2021 to increases in the domestic price of corn and decreased market supply of corn. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 59.6% higher for the three months ended June 30, 2021 compared to the same period of 2020, an increase of approximately $80.78 per ton. Management attributes this increase in modified/wet distillers grains prices with higher corn prices in the market and decreased corn supply.

    Corn Oil

    Our total corn oil revenue was approximately 197.2% higher during the three months ended June 30, 2021 compared to the same period of 2020 due primarily to increased prices received for our corn oil and more pounds of corn oil sold. Our total pounds of corn oil sold increased by approximately 51.3% during the three months ended June 30, 2021 compared to the same period of 2020, an increase of approximately 2,217,000 pounds. We produced more corn oil due to our increased overall production during the 2021 period since we did not have a pandemic related shutdown like we did during the three months ended June 30, 2020.

    The average price per pound we received for our corn oil was higher by approximately 96.5% for the three months ended June 30, 2021 compared to the same period of 2020 due primarily to demand from the biodiesel industry for corn oil along with higher soybean oil prices.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 225.9% higher for the three months ended June 30, 2021 compared to the same period of 2020 due to significantly increased corn prices during the 2021 period.

Our average cost per bushel of corn increased by approximately 154.4% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. We consumed approximately 27.9% more bushels of corn during the three months ended June 30, 2021 compared to the same period of 2020 due to increased production at the ethanol plant. Management attributes the increased corn cost per bushel to significantly higher market corn prices and decreased corn availability during our 2021 fiscal period. Corn production was lower in South America which has resulted in increased export demand for United States corn. Management anticipates corn prices to remain higher until the harvest of 2021 begins. After harvest, corn prices are expected to decrease for the remainder of our 2021 fiscal year.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $472,000, an increase of approximately 46.9%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was due to higher natural gas costs per MMBtu along with increased natural gas usage during the three months ended June 30, 2021 compared to the same period of 2020.

Our average cost per MMBtu of natural gas during the three months ended June 30, 2021 was approximately 23.3% more compared to the cost per MMbtu for the three months ended June 30, 2020. Management attributes this increase in our average natural gas costs to higher natural gas prices due to increased demand along with higher energy prices generally.

The volume of natural gas we used increased by approximately 19.1% during the three months ended June 30, 2021 compared to the same period of 2020 due primarily to increased overall production at the ethanol plant.

Operating Expenses

Our operating expenses were higher for the three months ended June 30, 2021 compared to the same period of 2020 due primarily to increased professional fees, insurance expense, and increased wages and benefits.

Other Income and Expense

We had greater other income during the three months ended June 30, 2021 compared to the same period of 2020 due to a gain on investments during the 2021 period and forgiveness of our Paycheck Protection Program ("PPP") loan which was included in other income during the three months ended June 30, 2021. We had more income from our investments during the three months ended June 30, 2021 compared to the same period of 2020 due to improved profitability in the ethanol sector. We had less interest expense during the three months ended June 30, 2021 compared to the same period of 2020 due to lower carrying balances on outstanding debt in addition to lower interest rates.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the six months ended June 30, 2021 and 2020:

	2021		2020
Income Statement Data	Amount	%	Amount	%
Revenues	$112,853,779	100.0	$57,881,070	100.0

Cost of Revenues	96,428,506	85.4	60,118,787	103.9

Gross Profit (Loss)	16,425,273	14.6	(2,237,717)	(3.9)

Operating Expense	2,527,229	2.2	2,285,547	3.9

Income (Loss) from Operations	13,898,044	12.4	(4,523,264)	(7.8)

Other Income (Expense)	2,696,138	2.4	(1,738,404)	(3.0)

Net Income (Loss)	$16,594,182	14.8	$(6,261,668)	(10.8)

Revenues

Revenue from ethanol sales increased by approximately 100.1% during the six months ended June 30, 2021 compared to the same period of 2020 due to increased gallons of ethanol sold and increased average prices that we received for our ethanol during the 2021 period. Revenue from distillers grains sales increased by approximately 71.1% during the six months ended June 30, 2021 compared to the same period of 2020 due primarily to increased average prices that we received for our distillers grains during the 2021 period along with increased tons of distillers grains sold. Revenue from corn oil sales increased by approximately 117.3% during the six months ended June 30, 2021 compared to the same period of 2020 due primarily to increased average prices and increased pounds of corn oil sold during the 2021 period.
Ethanol

Our ethanol revenue was approximately $43.5 million higher during our six months ended June 30, 2021 compared to the six months ended June 30, 2020, an increase of approximately 100.1%. This increase in ethanol revenue was due primarily to an increase in the volume of ethanol sold and increased average price that we received per gallon of ethanol sold during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. We sold approximately 14.0% more gallons of ethanol during the six months ended June 30, 2021 compared to the same period of 2020, an increase of approximately 5 million gallons. The increased production is due to not having the pandemic related downtime we experienced during the 2020 period.
The average price we received for our ethanol was approximately $0.86 more per gallon during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, an increase of approximately 75.5%. Management attributes this increase in ethanol prices during the six months ended June 30, 2021 to lower ethanol stocks along with increasing gasoline demand. Since ethanol is blended with gasoline, when gasoline demand is higher it has a corresponding impact on ethanol demand.

Distillers Grains

    Our total distillers grains revenue was approximately 71.1% higher during the six months ended June 30, 2021 compared to the same period of 2020 due primarily to increased prices received for our distillers grains and increased tons of distillers grains sold. We sold approximately 18.7% more total tons of distillers grains during the six months ended June 30, 2021 compared to the same period of 2020 primarily due to increased production at the ethanol plant for the six months ended June 30, 2021 compared to six months ended June 30, 2020.

    The average price we received for our dried distillers grains was approximately 44.6% higher during the six months ended June 30, 2021 compared to the same period of 2020, an increase of approximately $59 per ton. Management attributes the increase in dried distillers grains prices during the six months ended June 30, 2021 to increases in the domestic price of corn. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 43.9% higher for the six months ended June 30, 2021 compared to the same period of 2020, an increase of approximately $60 per ton. Management attributes this increase in modified/wet distillers grains prices with higher corn prices in the market.

    Corn Oil

    Our total corn oil revenue was approximately 117.3% higher during the six months ended June 30, 2021 compared to the same period of 2020 due primarily to increased prices received for our corn oil and increased corn oil sales. Our total pounds of corn oil sold increased by approximately 19.7% during the six months ended June 30, 2021 compared to the same period of 2020, an increase of approximately 2.1 million pounds, primarily due to increased overall production at the ethanol plant during the 2021 period.

    The average price per pound we received for our corn oil was higher by approximately 81.5% for the six months ended June 30, 2021 compared to the same period of 2020 due primarily to demand from the biodiesel industry for corn oil and higher soybean oil prices.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 81.4% higher for the six months ended June 30, 2021 compared to the same period of 2020 due to significantly increased corn prices during the 2021 period along with increased corn usage.

Our average cost per bushel of corn increased by approximately 62.5% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. We consumed approximately 11.5% more bushels of corn during the six months ended June 30, 2021 compared to the same period of 2020. Management attributes the increased corn cost per bushel to significantly higher corn prices during our 2021 fiscal period due to lower corn production in South America which has resulted in increased export demand for United States corn. We used more corn during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to increased overall production at the ethanol plant.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $532,000, an increase of approximately 18.6%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was due to higher natural gas costs per MMBtu along with increased usage during the six months ended June 30, 2021 compared to the same period of 2020.

Our average cost per MMBtu of natural gas during the six months ended June 30, 2021 was approximately 12.4% more compared to the cost per MMbtu for the six months ended June 30, 2020. Management attributes this increase in our average natural gas costs to higher natural gas prices due to increased demand as well as a deep freeze that occurred in February of 2021.

The volume of natural gas we used increased by approximately 5.5% during the six months ended June 30, 2021 compared to the same period of 2020 due primarily to increased overall production at the ethanol plant.

Operating Expenses

Our operating expenses were higher for the six months ended June 30, 2021 compared to the same period of 2020 due primarily to increased insurance expense and increased wages and benefits.

Other Income and Expense

We had greater other income during the six months ended June 30, 2021 compared to the same period of 2020 due to a gain on investments during the 2021 period along with forgiveness of our PPP loan. We had more income from our investments during the six months ended June 30, 2021 compared to the same period of 2020 due to improved profitability in the ethanol sector. We had less interest expense during the six months ended June 30, 2021 compared to the same period of 2020 due to lower carrying balances on outstanding debt in addition to lower interest rates.

Changes in Financial Condition for the Six Months Ended June 30, 2021

Current Assets

    Our cash on hand at June 30, 2021 was less compared to December 31, 2020 due to deferred corn payments which we made in January 2021. We had greater accounts receivable at June 30, 2021 compared to December 31, 2020 due to the timing of our quarter end and the payments related to the shipments of our products. The value of our inventory was greater at June 30, 2021 compared to December 31, 2020 due to more corn and ethanol inventory on hand as well as higher corn and ethanol prices which increase the value of our inventory. The asset value of our derivative instruments was greater at June 30, 2021 compared to December 31, 2020 due to recent corn price changes which impacted our derivative instruments. We had less prepaid expenses at June 30, 2021 compared to December 31, 2020 due to amortization of our insurance premiums.

Property and Equipment

    The value of our property and equipment was less at June 30, 2021 compared to December 31, 2020 primarily as a result of regular depreciation of our assets.

Other Assets

    The value of our investments was greater at June 30, 2021 compared to December 31, 2020 due to increased profitability in the ethanol industry, in which the majority of our investments are related.

Current Liabilities

    We had more outstanding checks in excess of bank balances at June 30, 2021 compared to December 31, 2020. We use our revolving loan to pay any checks that are presented for payment which exceed the cash we have available in our accounts. Our accounts payable were lower at June 30, 2021 compared to December 31, 2020 due primarily to decreased corn payables at June 30, 2021 compared to December 31, 2020 as the deferred payments were paid during the first quarter. Our derivative instrument liability was lower at June 30, 2021 compared to December 31, 2020 due to corn price changes, which impacted our derivative instruments. The current portion of our notes payable was less at June 30, 2021 compared to December 31, 2020 due to forgiveness of our PPP loan which reduced the amount of long-term loan payments we need to make in the next twelve months.

Long-Term Liabilities

    Our long-term liabilities were lower at June 30, 2021 compared to December 31, 2020 due to decreased borrowing and reductions in notes payable resulting from increased profitability.

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

    Currently, we have two revolving loans, which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of June 30, 2021, we had $19,000,000 outstanding and $31,000,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations for the next twelve months.

The following table shows cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net cash (used in) operating activities	$(8,775,429)	$(15,414,500)
Net cash (used in) investing activities	(158,262)	(264,884)
Net cash provided by (used in) by financing activities	(8,263,361)	5,678,379

Cash Flow From Operations. Our operating activities used less cash during the six months ended June 30, 2021 compared to the same period of 2020, due primarily to increased net income partially offset by an increase in inventory with higher values and a reduction in corn payables during the 2021 period.

    Cash Flow From Investing Activities. Our investing activities used less cash during the six months ended June 30, 2021 compared to the same period of 2020, due to fewer capital expenditures.

Cash Flow From Financing Activities. Our financing activities used more cash during the six months ended June 30, 2021 compared to the same period of 2020, due primarily to the reduction of balances outstanding on our loans during the 2021 period.

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

Operating Line

    Dakota Ethanol has a revolving promissory note from Farm Credit Services of America (FCSA) in an amount up to $2,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 300 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.1% at June 30, 2021. There is a non-use fee of 0.25% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2021. On June 30, 2021, Dakota Ethanol had $0 outstanding and $2,000,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

    Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $48,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at the one month London Interbank Offered Rate ("LIBOR") plus 325 basis points until February 1, 2023 and the basis increases to 350 points thereafter until maturity. The interest rate is not subject to a floor. The rate was 3.35% at June 30, 2021. The note contains a non-use fee of 0.5% on the unused portion of the note. On June 30, 2021, Dakota Ethanol had $19,000,000 outstanding and $29,000,000 available to be drawn on the note.

2017 Term Loan

    On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment that was due in August 2020 was deferred to August 2025. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 325 basis points above the 1 month LIBOR rate and is not subject to a floor. The rate was 3.35% at June 30, 2021. On June 30, 2021, Dakota Ethanol had $6,000,000 outstanding on the note.

2020 Loans

    We entered into a loan agreement with the Small Business Association through First State Bank, Gothenburg, NE on April 4, 2020 for $760,400 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). In June 2021, the Company received notification from the Small Business Administration that all loan proceeds and accrued interest received and recorded by the Company were forgiven. Due to forgiveness of the loan, the Company recorded a gain on debt extinguishment in other income in the statement of operations for $768,400 for the six months ended June 30, 2021.

    The Company also received an Economic Injury Disaster Loan (EIDL) in the amount of $10,000 in June 2020. The Company was notified by the Small Business Association in June 2021 that all EIDL proceeds received by the Company had been forgiven. Due to forgiveness of the loan, the Company recorded a gain on debt extinguishment in other income in the statement of operations for $10,000 for the six months ended June 30, 2021.

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

    As of June 30, 2021, we were in compliance with the working capital and local net worth loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

    We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of June 30, 2021, we had $25,000,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.35%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% increase in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of June 30, 2021, would be approximately $2,500.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $1,557,000 related to derivative instruments for the quarter ended June 30, 2021. We recorded a combined decrease to our cost of revenues of approximately $1,076,000 related to derivative instruments for the quarter ended June 30, 2020. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of June 30, 2021, we were committed to purchasing approximately 4.9 million bushels of corn with an average price of $5.69 per bushel. These corn purchases represent approximately 16% of our projected plant corn usage for the next 12 months.

As of June 30, 2021, we were committed to purchasing approximately 730,000 MMBtus of natural gas with an average price of $2.78 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 36% of the projected annual plant requirements.

As of June 30, 2021, we were committed to selling approximately 20,000 dry equivalent tons of distillers grains with an average price of $210 per ton. The distillers grains sales represent approximately 9% of the projected annual plant production.

As of June 30, 2021, we were committed to selling approximately 2.1 million pounds of distillers corn oil with an average price of $0.59 per pound.  The distillers corn oil sales represent approximately 9% of the projected annual plant production.

    We did not have any firm-priced sales commitments for ethanol as of June 30, 2021.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2021, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2021. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$21,068,000
Corn	28,270,599	Bushels	10%	$19,201,391
Natural Gas	1,340,000	MMBTU	10%	$501,026

For comparison purposes, our sensitivity analysis for our quarter ended June 30, 2020 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$13,156,000
Corn	28,768,915	Bushels	10%	$8,630,674
Natural Gas	1,460,040	MMBTU	10%	$237,987

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

    Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LAKE AREA CORN PROCESSORS, LLC

Date:	August 12, 2021	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2021	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)