Form 10-Q
period 2021-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2021-11-12
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
September 30, 2021
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

As of November 12, 2021, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$3,335,442	$18,637,811
Accounts receivable	669,006	585,054
Accounts receivable (related party)	4,180,526	1,633,760
Inventory	12,605,828	9,768,916
Derivative financial instruments	3,609,825	2,074,010
Prepaid expenses	231,764	677,471
Total current assets	24,632,391	33,377,022

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,701,233	8,631,224
Buildings	9,316,576	9,316,576
Equipment	96,032,169	95,867,639
Construction in progress	112,305	6,303
	115,036,756	114,696,215
Less accumulated depreciation	(57,483,677)	(53,328,718)
Net property and equipment	57,553,079	61,367,497

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	17,009,064	16,636,367
Other	69,300	81,295
Total other assets	27,474,130	27,113,428

TOTAL ASSETS	$109,659,600	$121,857,947

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$3,357,424	$319,608
Accounts payable	12,172,603	18,526,170
Accrued liabilities	808,941	732,544
Derivative financial instruments	612,758	244,181
Current portion of notes payable	1,000,000	1,201,628
Other	—	4,000
Total current liabilities	17,951,726	21,028,131

LONG-TERM LIABILITIES
Notes payable	3,994,556	35,561,237
Total long-term liabilities	3,994,556	35,561,237

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	87,713,318	65,268,579

TOTAL LIABILITIES AND MEMBERS' EQUITY	$109,659,600	$121,857,947

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

REVENUES	$63,794,494	$33,917,787	$176,648,273	$91,798,857

COSTS OF REVENUES	54,753,379	27,871,295	151,181,885	87,990,082

GROSS PROFIT	9,041,115	6,046,492	25,466,388	3,808,775

OPERATING EXPENSES	1,249,243	992,023	3,776,472	3,277,570

INCOME FROM OPERATIONS	7,791,872	5,054,469	21,689,916	531,205

OTHER INCOME (EXPENSE)
Interest and other income	21,723	42,419	1,328,326	388,449
Equity in net income (loss) of investments	1,135,138	1,019,662	3,072,697	(206,140)
Interest expense	(136,176)	(306,124)	(684,200)	(1,164,756)
Total other income (expense)	1,020,685	755,957	3,716,823	(982,447)

NET INCOME (LOSS)	$8,812,557	$5,810,426	$25,406,739	$(451,242)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$0.30	$0.20	$0.86	$(0.02)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS (LOSS) PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.10	$—	$0.10	$—

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - December 31, 2019	$64,212,940

Net (loss) for the three-month period ended March 31, 2020	(10,475,043)

Balance - March 31, 2020	53,737,897

Net income for the three-month period ended June 30, 2020	4,213,375

Balance - June 30, 2020	57,951,272

Net income for the three-month period ended September 30, 2020	5,810,426

Balance - September 30, 2020	$63,761,698

Members' Equity

Balance - December 31, 2020	$65,268,579

Net income for the three-month period ended March 31, 2021	6,535,530

Balance - March 31, 2021	71,804,109

Net income for the three-month period ended June 30, 2021	10,058,652

Balance - June 30, 2021	81,862,761

Net income for the three-month period ended September 30, 2021	8,812,557

Distributions paid	(2,962,000)

Balance - September 30, 2021	$87,713,318

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

OPERATING ACTIVITIES
Net income (loss)	$25,406,739	$(451,242)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	4,169,044	4,295,699
Distributions in excess of earnings (earnings in excess of distributions) from investments	(372,697)	469,510
(Increase) decrease in
Accounts receivable	(2,630,718)	(343,878)
Inventory	(2,836,912)	5,045,657
Prepaid expenses	445,707	281,337
Derivative financial instruments	(1,167,238)	(636,276)
Increase (decrease) in
Accounts payable	(6,353,567)	(10,174,421)
Accrued and other liabilities	72,397	(80,577)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	16,732,755	(1,594,191)

INVESTING ACTIVITIES
Purchase of property and equipment	(340,540)	(334,571)
NET CASH USED IN INVESTING ACTIVITIES	(340,540)	(334,571)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	3,037,816	448,862
Borrowings on notes payable	20,229,600	43,770,400
Payments on notes payable	(52,000,000)	(53,000,000)
Distributions paid to members	(2,962,000)	—
NET CASH USED IN FINANCING ACTIVITIES	(31,694,584)	(8,780,738)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,302,369)	(10,709,500)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,637,811	12,823,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,335,442	$2,114,153

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $1,291 and $128 in 2021 and 2020, respectively.	$753,728	$1,245,296

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2021 AND 2020

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for a full year.

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
SEPTEMBER 30, 2021 AND 2020

    Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended September 30		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues ethanol	$49,995,030	$26,424,724	$136,992,923	$69,910,876
Revenues distillers grains	9,731,338	6,131,560	29,806,883	17,866,954
Revenues distillers corn oil	4,068,126	1,361,503	9,848,467	4,021,027
	$63,794,494	$33,917,787	$176,648,273	$91,798,857

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
SEPTEMBER 30, 2021 AND 2020

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was zero as of September 30, 2021 and December 31, 2020.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of September 30, 2021, the Company was committed to purchasing approximately 6.0 million bushels of corn on a forward contract basis with an average price of $5.23 per bushel. The total corn purchase contracts represent 20% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At September 30, 2021, the Company is committed to purchasing approximately 820,000 MMBtus of natural gas with an average price of $3.03 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent 40% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At September 30, 2021, the Company was committed to selling approximately 35,000 dry equivalent tons of distillers grains with an average price of $201 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 16% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2021 AND 2020

is delivered.  At September 30, 2021, the Company was committed to selling approximately 2.8 million pounds of distillers corn oil with an average price of $0.58 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 13% of the projected annual plant production.

The Company did not have any firm-priced sales commitments for ethanol as of September 30, 2021.

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

Derivatives not designated as hedging instruments at September 30, 2021 and December 31, 2020 were as follows:

	Balance Sheet Classification	September 30, 2021	December 31, 2020*

Forward contracts in gain position		$1,886,379	$1,742,054
Futures contracts in gain position		28,975	—
Futures contracts in loss position		(127,513)	(1,799,688)
Total		1,787,841	(57,634)
Cash held by broker		1,821,984	2,131,644
	Current Assets	$3,609,825	$2,074,010

Forward contracts in loss position	(Current Liabilities)	$(612,758)	$(244,181)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2021 AND 2020

	Statement of Operations	Three Months Ended September 30,
	Classification	2021	2020
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$2,017,814	$(258,881)
Forward contracts	Cost of Revenues	(1,774,753)	(57,419)

	Statement of Operations	Nine Months Ended September 30,
	Classification	2021	2020
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(9,208,060)	$1,177,383
Forward contracts	Cost of Revenues	8,329,573	(2,427,909)

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

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended September 30, 2021, ethanol sales averaged approximately 78% of total revenues, while approximately 15% of revenues were generated from the sale of distiller grains and 7% of revenues were generated from the sale of corn oil. For the nine months ended September 30, 2021, ethanol sales averaged approximately 78% of total revenues, while approximately 17% of revenues were generated from the sale of distiller grains and 5% of revenues were generated from the sale of corn oil.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2021 AND 2020

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2021 AND 2020

The following tables set forth certain financial data for the Company's operating segments:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	unaudited	unaudited	unaudited	unaudited
Net Sales
Production	$63,794,494	$33,917,787	$176,648,273	$91,798,857
Ethanol Producing Equity Method Investments	146,800,703	91,336,937	439,148,984	225,992,813
All Other	4,140,757	2,635,201	12,356,312	10,142,174
Total	214,735,954	127,889,925	628,153,569	327,933,844
Reconciliation	(150,941,460)	(93,972,138)	(451,505,296)	(236,134,987)
Consolidated	$63,794,494	$33,917,787	$176,648,273	$91,798,857

Gross Profit (Loss):
Production	$9,041,115	$6,046,492	$25,466,388	$3,808,775
Ethanol Producing Equity Method Investments	15,674,893	13,930,396	42,997,910	11,333,880
All Other	2,537,782	1,397,413	7,790,640	6,317,093
Total	27,253,790	21,374,301	76,254,938	21,459,748
Reconciliation	(18,212,675)	(15,327,809)	(50,788,550)	(17,650,973)
Consolidated	$9,041,115	$6,046,492	$25,466,388	$3,808,775

Net Income (Loss):
Production	$8,812,557	$5,810,426	$25,406,739	$(451,242)
Ethanol Producing Equity Method Investments	10,584,904	9,576,312	27,888,935	(3,347,453)
All Other	747,045	(208,976)	3,407,283	1,241,416
Total	20,144,506	15,177,762	56,702,957	(2,557,279)
Reconciliation	(11,331,949)	(9,367,336)	(31,296,218)	2,106,037
Consolidated	$8,812,557	$5,810,426	$25,406,739	$(451,242)

	September 30, 2021	December 31, 2020
	unaudited	audited
Total Assets
Production	$109,659,600	$121,857,947
Ethanol Producing Equity Method Investments	236,635,269	244,353,900
All Other	284,706,426	175,909,073
Total	631,001,295	542,120,920
Reconciliation	(521,341,695)	(420,262,973)
Consolidated	$109,659,600	$121,857,947

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2021 AND 2020

NOTE 4.     INVENTORY

Inventory consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020*
Raw materials	$5,107,905	$5,096,067
Finished goods	4,861,049	2,474,638
Work in process	1,465,598	1,090,893
Parts inventory	1,171,276	1,107,318
	$12,605,828	$9,768,916
*Derived from audited financial statements.

As of September 30, 2021 and December 31, 2020, the Company recorded a lower of cost or net realizable value write-down on distillers grains inventory of approximately $0 and $13,000, respectively.

NOTE 5.    INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income, which is reported in the Company’s income statement for RPMG, is based on RPMG’s June 30, 2021 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,313,000 and $1,208,000 as of September 30, 2021 and December 31, 2020, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to operate an ethanol storage terminal in Georgia.  The net income, which is reported in the Company’s income statement for LT, is based on LT’s September 30, 2021 unaudited interim results. The carrying amount of the Company’s investment was approximately $226,000 and $194,000 as of September 30, 2021 and December 31, 2020, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income, which is reported in the Company’s income statement for GH, is based on GH’s September 30, 2021 unaudited interim results. The carrying amount of the Company’s investment was approximately $4,197,000 and $5,012,000 as of September 30, 2021 and December 31, 2020, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income, which is reported in the Company’s income statement for GEM, is based on GEM’s September 30, 2021 unaudited interim results. The carrying amount of the Company’s investment was approximately $90,000 and $90,000 as of September 30, 2021 and December 31, 2020, respectively.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy and Feeds, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income, which is reported in the Company’s income statement for REF, is based on REF’s September 30, 2021 unaudited interim results. The carrying amount of the Company’s investment was approximately $11,184,000 and $10,134,000 as of September 30, 2021 and December 31, 2020, respectively. REF commenced operations during the second quarter of 2019. Prior to then, the ethanol plant was under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $1,014,000. The excess is comprised of a basis adjustment of approximately $416,000 and capitalized interest of $598,000. The excess is amortized over 20 years from May 2019, the time the plant became operational. The amortization is recorded in equity in net income of investments. Amortization was $43,247 for both the nine months ended September 30, 2021 and 2020, respectively. Amortization was $14,416 for both the three months ended September 30, 2021 and 2020, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2021 AND 2020

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	September 30, 2021	December 31, 2020
Current Assets	$336,976,818	$218,336,920
Other Assets	184,364,877	201,926,053
Current Liabilities	290,490,769	209,538,950
Long-term Liabilities	64,591,304	48,854,217
Members' Equity	166,259,622	161,869,806

	Three Months Ended
Income Statement	September 30, 2021	September 30, 2020
Revenue	$150,941,460	$93,946,470
Gross Profit	18,212,675	15,327,809
Net Income	11,331,949	9,367,336

	Nine Months Ended
Income Statement	September 30, 2021	September 30, 2020
Revenue	$451,505,296	$236,109,319
Gross Profit	50,788,550	17,650,973
Net Income (Loss)	31,296,218	(2,106,037)

The Company recorded equity in net income (loss) of approximately $3,073,000 and $(206,000) from our investments for the nine months ended September 30, 2021, and 2020, respectively. The Company recorded equity in net income of approximately $1,135,000 and $1,020,000 from our investments for the three months ended September 30, 2021, and 2020, respectively.

NOTE 6.    REVOLVING OPERATING NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Dakota Ethanol amended the note agreement with FCSA in June of 2020. The amendment reduced the available credit under the revolving operating note to $2,000,000. Interest on the outstanding principal balance will accrue at 305 basis points above the SOFR 30-day average rate and is not subject to a floor. The rate was 3.10% at September 30, 2021. There is a non-use fee of 0.25% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2023. The loan was amended with FCSA on October 11, 2021. Under the amendment, the expiration of the note was extended to November 1, 2023 and interest accrual will be measured using the Secured Overnight Financing Rate (SOFR) 30-Day Average Rate. On September 30, 2021, Dakota Ethanol had no balance outstanding and approximately $2,000,000 available to be drawn on the revolving promissory note under the borrowing base.

NOTE 7.    LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment on August 1, 2020 was deferred after the note was amended with FCSA and is now due on August 1, 2025. The note matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30-day average rate. The interest rate is not subject to a floor. The rate was 3.35% at September 30, 2021. On September 30, 2021, Dakota Ethanol had $5,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. Dakota Ethanol

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2021 AND 2020

amended the note agreement with FCSA in June of 2020. The amendment increased the available credit on the reducing revolving note to $48,000,000. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30-day average rate. The interest rate is not subject to a floor. The rate was 3.35% at September 30, 2021. The note contains a non-use fee of 0.50% on the unused portion of the note. The loan was amended with FCSA on October 11, 2021. Under the amendment, the interest accrual will be measured using the Secured Overnight Financing Rate (SOFR) 30-Day Average Rate. On September 30, 2021, Dakota Ethanol had $0 outstanding and $46,250,000 available to be drawn on the note.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company. The note payable agreement was amended in October 2021 with modifications to the requirements. The working capital covenant was increased to $13,500,000 and the net worth covenant was increased to $28,000,000. The next measurement date for the debt service coverage ratio was deferred until December 31, 2021.

The Company entered into a loan agreement with the Small Business Association through First State Bank, Gothenburg, NE on April 4, 2020 for $760,400 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). In June 2021, the Company received notification from the Small Business Administration that all loan proceeds and accrued interest received and recorded by the Company were forgiven. Due to forgiveness of the loan, the Company recorded a gain on debt extinguishment in other income in the statement of operations for $768,400 for the nine months ended September 30, 2021.

The Company also received an Economic Injury Disaster Loan (EIDL) in the amount of $10,000 in June 2020. The Company was notified by the Small Business Association in June 2021 that all EIDL proceeds received by the Company had been forgiven. Due to forgiveness of the loan, the Company recorded a gain on debt extinguishment in other income in the statement of operations for $10,000 for the nine months ended September 30, 2021.

The balances of the notes payable are as follows. The balances reflect the updated agreement:

	September 30, 2021	December 31, 2020
Notes Payable - FCSA	$5,000,000	$36,000,000
Notes Payable - Other	—	770,400
Less unamortized debt issuance costs	(5,444)	(7,535)
	4,994,556	36,762,865
Less current portion	(1,000,000)	(1,201,628)
	$3,994,556	$35,561,237
*Derived from audited financial statements

Principal maturities for the next five years are estimated as follows.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2021 AND 2020

Periods Ending September 30,	Principal
2022	$1,000,000
2023	1,000,000
2024	1,000,000
2025	2,000,000
2026	—
thereafter	—
$5,000,000

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2021 AND 2020

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
September 30, 2021

Assets:
Derivative financial instruments,
futures contracts	$28,975	$28,975	$—	$—
forward contracts	$1,886,379	$—	$1,886,379	$—
Liabilities:
Derivative financial instruments,
futures contracts	$127,513	$127,513	$—	$—
forward contracts	$612,758	$—	$612,758	$—

December 31, 2020*

Assets:
Derivative financial instruments,
futures contracts	$—	$—	$—	$—
forward contracts	$1,742,054	$—	$1,742,054	$—
Liabilities:
Derivative financial instruments,
futures contracts	$1,799,688	$1,799,688	$—	$—
forward contracts	$244,181	$—	$244,181	$—

*Derived from audited financial statements.

During the nine months ended September 30, 2021, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of September 30, 2021 and December 31, 2020, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2021.

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

The carrying amount of long-term obligations (level 3) at September 30, 2021 of $5,000,000 had an estimated fair value of approximately $5,000,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2020 of $36,770,400 had an estimated fair value of approximately $36,770,400.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2021 AND 2020

NOTE 9.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 5% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues. The Company also purchases denaturant from RPMG.

Revenues and marketing fees related to the agreements as well as denaturant purchases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues ethanol	$50,058,768	$26,484,451	$137,184,137	$70,050,239
Revenues distillers dried grains	3,422,681	2,938,941	9,758,249	6,617,691
Revenues corn oil	4,082,593	1,374,468	9,889,836	4,051,885
Marketing fees ethanol	63,738	59,727	191,214	139,363
Marketing fees distillers dried grains	15,848	25,010	47,558	48,929
Marketing fees corn oil	14,468	12,965	41,369	30,858
Denaturant purchases	914,355	216,345	2,547,836	908,238

	September 30, 2021	December 31, 2020*
Amounts due to RPMG	$66,490	$47,073
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. Corn purchases from these related parties during the nine months ended September 30, 2021 and 2020 totaled approximately $1,506,000 and $801,000, respectively. Corn purchases from these related parties during the three months ended September 30, 2021 and 2020 totaled approximately $500,000 and $425,000, respectively. As of September 30, 2021 and December 31, 2020, the Company had no outstanding obligations to these related parties.

NOTE 10.    SUBSEQUENT EVENTS

During November 2021, the Company declared a distribution to its members of $5,924,000, or $0.20 per capital unit, to unit holders of record as of October 1, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2021, compared to the same periods of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2020, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the three months ended September 30, 2021 and 2020:

	2021		2020
Income Statement Data	Amount	%	Amount	%
Revenues	$63,794,494	100.0	$33,917,787	100.0

Cost of Revenues	54,753,379	85.8	27,871,295	82.2

Gross Profit	9,041,115	14.2	6,046,492	17.8

Operating Expense	1,249,243	2.1	992,023	2.9

Income from Operations	7,791,872	12.1	5,054,469	14.9

Other Income (Expense)	1,020,685	1.6	755,957	2.2

Net Income	$8,812,557	13.7	$5,810,426	17.1

Revenues

Revenue from ethanol sales increased by approximately 89.2% during the three months ended September 30, 2021 compared to the same period of 2020 due to increased average prices that we received for our ethanol during the 2021 period. Revenue from distillers grains sales increased by approximately 58.7% during the three months ended September 30, 2021 compared to the same period of 2020 due primarily to increased average prices that we received for our distillers grains partially offset by fewer tons of distillers grains sold. Revenue from corn oil sales increased by approximately 198.8% during the three months ended September 30, 2021 compared to the same period of 2020 due primarily to increased average prices that we received for corn oil sold and increased pounds of corn oil sold during the 2021 period.
Ethanol

Our ethanol revenue was approximately $23.6 million higher during our three months ended September 30, 2021 compared to the three months ended September 30, 2020, an increase of approximately 89.2%. This increase in ethanol revenue was due primarily to an increase in the average price that we received per gallon of ethanol sold during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. We sold approximately 2.1% more gallons of ethanol during the three months ended September 30, 2021 compared to the same period of 2020, an increase of approximately 444,000 gallons. The increase is due primarily to increased inventory sales of ethanol during the three months ended September 30, 2020.
The average price we received for our ethanol was approximately $1.05 higher per gallon during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, an increase of approximately 85.4%. Management attributes this increase in ethanol prices during the three months ended September 30, 2021 to higher gasoline prices along with increasing gasoline demand. Since ethanol is blended with gasoline, when gasoline price and demand are higher it has a corresponding impact on ethanol price and demand. Management also believes that higher corn prices during the 2021 period had an impact on ethanol prices.

Distillers Grains

    Our total distillers grains revenue was approximately 58.7% higher during the three months ended September 30, 2021 compared to the same period of 2020 due primarily to increased average prices received for our distillers grains. We sold approximately 12.9% less total tons of distillers grains during the three months ended September 30, 2021 compared to the same period of 2020 primarily due to reduced dried distillers grains production caused by higher natural gas prices during the 2021 period.

    The average price we received for our dried distillers grains was approximately 82.5% higher during the three months ended September 30, 2021 compared to the same period of 2020, an increase of approximately $92.28 per ton. Management attributes the increase in dried distillers grains prices during the three months ended September 30, 2021 to increases in the domestic price of corn and decreased market supply of corn. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 79.3% higher for the three months ended September 30, 2021 compared to the same period of 2020, an increase of approximately $95.40 per ton. Management attributes this increase in modified/wet distillers grains prices with higher corn prices in the market and decreased corn supply.

    Corn Oil

    Our total corn oil revenue was approximately 198.8% higher during the three months ended September 30, 2021 compared to the same period of 2020 due primarily to increased prices received for our corn oil and more pounds of corn oil sold. Our total pounds of corn oil sold increased by approximately 11.6% during the three months ended September 30, 2021 compared to the same period of 2020, an increase of approximately 716,000 pounds. We produced more corn oil due to increased oil extraction proficiency during the 2021 period compared to the three months ended September 30, 2020.

    The average price per pound we received for our corn oil was higher by approximately 167.8% for the three months ended September 30, 2021 compared to the same period of 2020 due primarily to demand from the biodiesel industry for corn oil along with higher soybean oil prices.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 118.3% higher for the three months ended September 30, 2021 compared to the same period of 2020 due to significantly increased corn prices during the 2021 period.

Our average cost per bushel of corn increased by approximately 113.7% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. We consumed approximately 2.2% more bushels of corn during the three months ended September 30, 2021 compared to the same period of 2020 that resulted in slightly less production at the ethanol plant. Management attributes the increased corn cost per bushel to significantly higher market corn prices and decreased corn availability during our 2021 fiscal period. Management anticipates corn prices to remain higher until the harvest of 2021 begins. After harvest, corn prices are expected to remain stable for the remainder of our 2021 fiscal year.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $1,070,000, an increase of approximately 101.6%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was due to higher natural gas costs per MMBtu offset partially by less natural gas usage during the three months ended September 30, 2021 compared to the same period of 2020.

Our average cost per MMBtu of natural gas during the three months ended September 30, 2021 was approximately 109.0% more compared to the cost per MMbtu for the three months ended September 30, 2020. Management attributes this increase in our average natural gas costs to higher market natural gas prices due to high demand and supply shortages.

The volume of natural gas we used decreased by approximately 3.6% during the three months ended September 30, 2021 compared to the same period of 2020 due primarily to decreased overall production of dried distillers grains.

Operating Expenses

Our operating expenses were higher for the three months ended September 30, 2021 compared to the same period of 2020 due primarily to increased insurance expense and increased wages and benefits.

Other Income and Expense

We had greater other income during the three months ended September 30, 2021 compared to the same period of 2020 due to a gain on investments during the three months ended September 30, 2021. We had more income from our investments during the three months ended September 30, 2021 compared to the same period of 2020 due to improved profitability in the ethanol sector. We had less interest expense during the three months ended September 30, 2021 compared to the same period of 2020 due to lower carrying balances on outstanding debt.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the nine months ended September 30, 2021 and 2020:

	2021		2020
Income Statement Data	Amount	%	Amount	%
Revenues	$176,648,273	100.0	$91,798,857	100.0

Cost of Revenues	151,181,885	85.6	87,990,082	95.9

Gross Profit	25,466,388	14.4	3,808,775	4.1

Operating Expense	3,776,472	2.0	3,277,570	3.5

Income from Operations	21,689,916	12.4	531,205	0.6

Other Income (Expense)	3,716,823	2.1	(982,447)	(1.1)

Net Income (Loss)	$25,406,739	14.5	$(451,242)	(0.5)

Revenues

Revenue from ethanol sales increased by approximately 96.0% during the nine months ended September 30, 2021 compared to the same period of 2020 due to increased gallons of ethanol sold and increased average prices that we received for our ethanol during the 2021 period. Revenue from distillers grains sales increased by approximately 66.8% during the nine months ended September 30, 2021 compared to the same period of 2020 due primarily to increased average prices that we received for our distillers grains during the 2021 period along with increased tons of distillers grains sold. Revenue from corn oil sales increased by approximately 144.9% during the nine months ended September 30, 2021 compared to the same period of 2020 due primarily to increased average prices and increased pounds of corn oil sold during the 2021 period.
Ethanol

Our ethanol revenue was approximately $67.1 million higher during our nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, an increase of approximately 96.0%. This increase in ethanol revenue was due primarily to an increase in the volume of ethanol sold and increased average price that we received per gallon of ethanol sold during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. We sold approximately 9.7% more gallons of ethanol during the nine months ended September 30, 2021 compared to the same period of 2020, an increase of approximately 6 million gallons. The increased production is due to not having the pandemic related downtime we experienced during the 2020 period.
The average price we received for our ethanol was approximately $0.92 more per gallon during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, an increase of approximately 78.6%. Management attributes this increase in ethanol prices during the nine months ended September 30, 2021 to higher gasoline prices and increased gasoline demand. Since ethanol is blended with gasoline, when gasoline price and demand are higher it has a corresponding impact on ethanol price and demand.

Distillers Grains

    Our total distillers grains revenue was approximately 66.8% higher during the nine months ended September 30, 2021 compared to the same period of 2020 due primarily to increased prices received for our distillers grains and increased tons of distillers grains sold. We sold approximately 6.7% more total tons of distillers grains during the nine months ended September 30, 2021 compared to the same period of 2020 primarily due to increased production at the ethanol plant for the nine months ended September 30, 2021 compared to nine months ended September 30, 2020.

    The average price we received for our dried distillers grains was approximately 59.8% higher during the nine months ended September 30, 2021 compared to the same period of 2020, an increase of approximately $73 per ton. Management attributes the increase in dried distillers grains prices during the nine months ended September 30, 2021 to increases in the domestic price of corn. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 53.7% higher for the nine months ended September 30, 2021 compared to the same period of 2020, an increase of approximately $71 per ton. Management attributes this increase in modified/wet distillers grains prices with higher corn prices in the market.

    Corn Oil

    Our total corn oil revenue was approximately 144.9% higher during the nine months ended September 30, 2021 compared to the same period of 2020 due primarily to increased prices received for our corn oil and increased pounds of corn oil sold. Our total pounds of corn oil sold increased by approximately 16.8% during the nine months ended September 30, 2021 compared to the same period of 2020, an increase of approximately 2.8 million pounds, primarily due to increased overall production at the ethanol plant during the 2021 period.

    The average price per pound we received for our corn oil was higher by approximately 109.8% for the nine months ended September 30, 2021 compared to the same period of 2020 due primarily to demand from the biodiesel industry for corn oil and higher soybean oil prices.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 93.0% higher for the nine months ended September 30, 2021 compared to the same period of 2020 due to significantly increased corn prices during the 2021 period along with increased corn usage.

Our average cost per bushel of corn increased by approximately 78.3% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. We consumed approximately 8.3% more bushels of corn during the nine months ended September 30, 2021 compared to the same period of 2020. Management attributes the increased corn cost per bushel to significantly higher corn prices during our 2021 fiscal period due to tight corn supplies and increased demand for United States corn. We used more corn during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to increased overall production at the ethanol plant.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $1,606,000, an increase of approximately 41.2%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was due to higher natural gas costs per MMBtu along with slightly increased usage during the nine months ended September 30, 2021 compared to the same period of 2020.

Our average cost per MMBtu of natural gas during the nine months ended September 30, 2021 was approximately 38.1% more compared to the cost per MMbtu for the nine months ended September 30, 2020. Management attributes this increase in our average natural gas costs to higher natural gas prices due to increased demand as well as lower inventories.

The volume of natural gas we used increased by approximately 2.2% during the nine months ended September 30, 2021 compared to the same period of 2020 due primarily to increased overall production at the ethanol plant offset some by lower dried distillers production.

Operating Expenses

Our operating expenses were higher for the nine months ended September 30, 2021 compared to the same period of 2020 due primarily to increased insurance expense, bank charges, and wages and benefits.

Other Income and Expense

We had greater other income during the nine months ended September 30, 2021 compared to the same period of 2020 due to a gain on investments during the 2021 period along with forgiveness of our PPP loan. We had more income from our investments during the nine months ended September 30, 2021 compared to the same period of 2020 due to improved profitability in the ethanol sector. We had less interest expense during the nine months ended September 30, 2021 compared to the same period of 2020 due to lower carrying balances on outstanding debt.

Changes in Financial Condition for the Nine Months Ended September 30, 2021

Current Assets

    Our cash on hand at September 30, 2021 was less compared to December 31, 2020 due to deferred corn payments which we made in January 2021. We had greater accounts receivable at September 30, 2021 compared to December 31, 2020 due to the timing of our quarter end and the payments related to the shipments of our products. The value of our inventory was greater at September 30, 2021 compared to December 31, 2020 due to more ethanol inventory on hand as well as higher corn and ethanol prices which increase the value of our inventory. The asset value of our derivative instruments was greater at September 30, 2021 compared to December 31, 2020 due to recent corn price changes which impacted our derivative instruments. We had less prepaid expenses at September 30, 2021 compared to December 31, 2020 due to amortization of our insurance premiums.

Property and Equipment

    The value of our property and equipment was less at September 30, 2021 compared to December 31, 2020 primarily as a result of regular depreciation of our assets.

Other Assets

    The value of our investments was greater at September 30, 2021 compared to December 31, 2020 due to increased profitability in the ethanol industry, in which the majority of our investments are related.

Current Liabilities

    We had more outstanding checks in excess of bank balances at September 30, 2021 compared to December 31, 2020. We use our revolving loan to pay any checks that are presented for payment which exceed the cash we have available in our accounts. Our accounts payable were lower at September 30, 2021 compared to December 31, 2020 due primarily to decreased corn payables at September 30, 2021 compared to December 31, 2020 as the deferred payments were paid during the first quarter of 2021. Our derivative instrument liability was higher at September 30, 2021 compared to December 31, 2020 due to corn price changes, which impacted our derivative instruments. The current portion of our notes payable was less at September 30, 2021 compared to December 31, 2020 due to forgiveness of our PPP and EIDL loans which reduced the amount of long-term loan payments we need to make in the next twelve months.

Long-Term Liabilities

    Our long-term liabilities were lower at September 30, 2021 compared to December 31, 2020 due to decreased borrowing and reductions in notes payable resulting from increased profitability.

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

    Currently, we have two revolving loans, which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of September 30, 2021, we had $0 outstanding and $48,250,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations for the next twelve months.

The following table shows cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$16,732,755	$(1,594,191)
Net cash (used in) investing activities	(340,540)	(334,571)
Net cash (used in) financing activities	(31,694,584)	(8,780,738)

Cash Flow From Operations. Our operating activities provided cash during the nine months ended September 30, 2021 compared to using cash in the same period of 2020, due primarily to increased net income and less cash used by accounts payable partially offset by an increase in accounts receivable and inventory during the 2021 period.

    Cash Flow From Investing Activities. Our investing activities used more cash during the nine months ended September 30, 2021 compared to the same period of 2020, due to more capital expenditures.

Cash Flow From Financing Activities. Our financing activities used more cash during the nine months ended September 30, 2021 compared to the same period of 2020, due primarily to the reduction of balances outstanding on our loans during the 2021 period.

Indebtedness

We maintain a comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). We have a $2 million revolving operating line of credit (the "Operating Line") and a $46 million reducing revolving loan (the "Reducing Revolving Loan"). All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

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

On October 11, 2021, we entered into a Fourth Amendment to the credit agreement (the "Fourth Amendment"). Under the Fourth Amendment, the operating lines's maturity date was extended to November 1, 2023. Interest on the outstanding principal balance of the operating line will accrue at the Secured Overnight Financing Rate ("SOFR") 30-Day Average Rate plus 305 basis points. The available credit on the reducing revolving note is $46,250,000. Interest on the outstanding principal balance of the revolving loan and term loan will accrue at the SOFR 30-Day Average Rate plus 330 basis points. The working capital covenant was increased to $13,500,000, and the net worth covenant was increased to $28,000,0000.

Operating Line

    Dakota Ethanol has a revolving promissory note from Farm Credit Services of America (FCSA) in an amount up to $2,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 305 basis points above the SOFR 30-Day Average Rate and is not subject to a floor. The rate was 3.1% at September 30, 2021. There is a non-use fee of 0.25% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2023. On September 30, 2021, Dakota Ethanol had $0 outstanding and $2,000,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

    Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $46,250,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at the SOFR 30-Day Average Rate plus 330 basis points. The interest rate is not subject to a floor. The rate was 3.35% at September 30, 2021.

The note contains a non-use fee of 0.5% on the unused portion of the note. On September 30, 2021, Dakota Ethanol had $0 outstanding and $46,250,000 available to be drawn on the note.

2017 Term Loan

    On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment that was due in August 2020 was deferred to August 2025. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30-Day Average Rate and is not subject to a floor. The rate was 3.35% at September 30, 2021. On September 30, 2021, Dakota Ethanol had $5,000,000 outstanding on the note.

2020 Loans

    We entered into a loan agreement with the Small Business Association through First State Bank, Gothenburg, NE on April 4, 2020 for $760,400 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). In June 2021, the Company received notification from the Small Business Administration that all loan proceeds and accrued interest received and recorded by the Company were forgiven. Due to forgiveness of the loan, the Company recorded a gain on debt extinguishment in other income in the statement of operations for $768,400 for the nine months ended September 30, 2021.

    The Company also received an Economic Injury Disaster Loan (EIDL) in the amount of $10,000 in June 2020. The Company was notified by the Small Business Association in June 2021 that all EIDL proceeds received by the Company had been forgiven. Due to forgiveness of the loan, the Company recorded a gain on debt extinguishment in other income in the statement of operations for $10,000 for the nine months ended September 30, 2021.

Covenants

    Our credit facilities with FCSA are subject to various loan covenants. If we fail to comply with these loan covenants, FCSA can declare us to be in default of our loans. The material loan covenants applicable to our credit facilities are our working capital covenant, local net worth covenant and our debt service coverage ratio. We are required to maintain working capital (current assets minus current liabilities plus availability on our revolving loan) of at least $13,500,000. We are required to maintain local net worth (total assets minus total liabilities minus the value of certain investments) of at least $28 million. We are required to maintain a debt service coverage ratio of at least 1.25:1.00. The working capital and local net worth capital covenants are measured monthly while the debt service coverage covenant is measured annually at year-end. The debt service coverage covenant measurement will be measured again starting on December 31, 2021.

    As of September 30, 2021, we were in compliance with the working capital and local net worth loan covenants. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

    We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of September 30, 2021, we had $5,000,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.35%. Our variable interest rates are calculated by adding a set basis to the SOFR 30-Day Average Rate. If we were to experience a 10% increase in the SOFR 30-Day Average Rate, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of September 30, 2021, would be approximately $2,500.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined decrease to our cost of revenues of approximately $243,000 related to derivative instruments for the quarter ended September 30, 2021. We recorded a combined increase to our cost of revenues of approximately $316,000 related to derivative instruments for the quarter ended September 30, 2020. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of September 30, 2021, we were committed to purchasing approximately 6.0 million bushels of corn with an average price of $5.23 per bushel. These corn purchases represent approximately 20% of our projected plant corn usage for the next 12 months.

As of September 30, 2021, we were committed to purchasing approximately 820,000 MMBtus of natural gas with an average price of $3.03 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 40% of the projected annual plant requirements.

As of September 30, 2021, we were committed to selling approximately 35,000 dry equivalent tons of distillers grains with an average price of $201 per ton. The distillers grains sales represent approximately 16% of the projected annual plant production.

As of September 30, 2021, we were committed to selling approximately 2.8 million pounds of distillers corn oil with an average price of $0.58 per pound.  The distillers corn oil sales represent approximately 13% of the projected annual plant production.

    We did not have any firm-priced sales commitments for ethanol as of September 30, 2021.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2021, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2021. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$22,080,000
Corn	30,666,667	Bushels	10%	$14,741,103
Natural Gas	2,070,000	MMBTU	10%	$730,014

For comparison purposes, our sensitivity analysis for our quarter ended September 30, 2020 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$12,003,842
Corn	30,666,667	Bushels	10%	$10,369,021
Natural Gas	2,070,000	MMBTU	10%	$312,124

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

    Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.     MINE SAFETY DISCLOSURES

    None.

ITEM 5.     OTHER INFORMATION

    None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Fourth Amendment to Amended and Restated Credit Agreement dated October 11, 2021*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	November 12, 2021	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2021	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)