Form 10-K
period 2021-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2022-03-03
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended	December 31, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number	000-50254

LAKE AREA CORN PROCESSORS, LLC
(Exact name of registrant as specified in its charter)

South Dakota	46-0460790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of June 30, 2021, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's membership units held by non-affiliates of the registrant was $14,293,875 computed by reference to the most recent public offering price on Form S-4.

As of March 3, 2022, there were 29,620,000 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2021). This information statement is referred to in this report as the 2022 Information Statement.

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

The ethanol industry experienced industry-wide record low ethanol prices throughout most of 2018 and 2019 due to reduced demand and high industry inventory levels. This continued into 2020 and the situation was compounded by the crisis associated with the 2019 novel coronavirus disease ("COVID-19"). In response to these unfavorable operating conditions and a slowdown in global and regional economic activity and a disruption in transportation fuel demand resulting from the COVID-19 pandemic, we reduced our ethanol production rate early in 2020 which impacted our total ethanol production for our 2020 fiscal year. The Company operated at full production capacity for our 2021 fiscal year.

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

We entered into a loan agreement with the Small Business Association through First State Bank, Gothenburg, NE on April 4, 2020 for $760,400 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). In June 2021, the Company received notification from the Small Business Administration that all loan proceeds and accrued interest received and recorded by the Company were forgiven. Due to forgiveness of the loan, the Company recorded a gain on debt extinguishment in other income in the statement of operations for $768,400 for the year ending December 31, 2021.

On October 11, 2021, we entered into a Fourth Amendment to our credit agreement with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA ("Farm Credit") (the "Fourth Amendment"). Under the Fourth Amendment, the working capital covenant was increased to $13,500,000 and the net worth covenant was increased to $28,000,0000. The next measurement date for the debt service coverage ratio was deferred until December 31, 2021. The interest rates will be measured using the Secured Overnight Financing Rate (SOFR) 30-Day Average Rate. Dakota Ethanol may make distributions in an amount up to 75% of prior year's net income, so long as the Company's working capital stays above $18,000,000 post distribution. The combined distributions for 2021 and 2022 shall also be limited to 75% of the combined net income of 2020 and 2021.

    During our 2019 fiscal year, we completed a plant expansion project which expanded our production capacity to approximately 90 million gallons of ethanol per year. The cost of the expansion was approximately $36 million. As a result of the plant expansion project, results of our 2019 fiscal year were different from our more recent fiscal years.

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

Product	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Ethanol	79%	76%	78%
Distillers Grains	16%	20%	18%
Corn Oil	5%	4%	4%

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

Principal Product Markets

    Ethanol

    The primary market for our ethanol is the domestic fuel blending market. However, the ethanol industry has focused on increasing ethanol exports. According to the U.S. Energy Information Administration, Canada, India, Columbia, Switzerland, Philippines, Peru and the European Union were top destinations for ethanol exports in 2021. However, overall exports of ethanol for this period decreased compared to the same period last year due to escalating trade barriers and the impacts of COVID-19. Tariffs implemented by Brazil and China on ethanol imported from the United States reduced export demand from these markets. Trade barriers with key markets may continue to take a toll on ethanol export demand negatively affecting domestic ethanol prices. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the imposition of a tax on imported ethanol by Brazil created uncertainty as to the viability of that market for ethanol produced in the United States and has required the United States producers to seek out other markets for their products. During 2021, the United States did not export any ethanol to Brazil as a result of its tariff.

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

Distillers Grains

    Distillers grains are primarily used as animal feed. Distillers grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distillers grains exports have increased in recent years as distillers grains have become a more accepted animal feed. Currently, the United States ethanol industry exports a significant amount of distiller grains. According to the U.S. Grains Council, during the 2020/2021 marketing year, the largest importers of United States distiller grains were Vietnam, the European Union, South Korea, Mexico and Turkey.

During 2016, China began an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties. The anti-dumping duties range from 42.2% to 53.7%, and the final anti-subsidy tariffs range from 11.2% to 12%. The trade actions taken by the Chinese have resulted in declines in distillers grains demand and prices. The significant reduction in distillers grains exports to China requires United States distillers grains producers to seek out alternative markets.

    We anticipate that the vast majority of our distillers grains will continue to be sold in the domestic market due to our plant's location. Further, management anticipates that we will continue to sell a large proportion of our distillers grains in the modified/wet form which is marketed locally.

    Corn Oil

    The primary markets for corn oil are the industrial chemicals market, animal feeding market and the biodiesel production market. The biodiesel blenders' tax credit expired at the end of 2017. However, on December 20, 2019, the biodiesel blenders' tax credit was reinstated retroactively for 2018 and 2019 after it expired at the end of 2017, and a forward looking extension was included for the years 2020, 2021, and 2022. Since corn oil can be used as a feedstock to produce biodiesel, when biodiesel production increases it has a positive impact on corn oil prices. Further, recent increases in oil demand from the renewable diesel market has significantly increased market corn oil prices. The market for corn oil is expected to continue to shift as changes in supply and demand of corn oil interact. Our corn oil is primarily marketed in the United States, and we do not expect that significant exports of corn oil will occur in the near future.

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

Distillers Grains Distribution

Other than the modified/wet distillers grains that we market locally without a third party marketer, our distillers grains are marketed by RPMG. Our distillers grains marketing agreement with RPMG automatically renews for additional one-year terms unless notice of termination is given as provided by the distillers grains marketing agreement. We pay RPMG a commission based on each ton of distillers grains sold by RPMG.

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

New Products and Services

    We did not introduce any new products or services during our 2021 fiscal year.

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

Corn prices have been volatile in recent years due to changes in corn demand as well as yield and production fluctuations that have had a significant impact on corn prices. High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains outpaces rising corn prices. We could experience a drought or other unfavorable weather conditions during our 2022 fiscal year which could impact the price we pay for corn and could negatively impact the availability of corn near our plant. If we experience a localized shortage of corn, we may be forced to purchase corn from producers located farther away from our ethanol plant which can increase our transportation costs. In addition, if new corn customers enter the market, it can increase demand for corn which could result in higher corn prices. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

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

Natural Gas

Natural gas is an important input to our manufacturing process. We purchase our natural gas on the open market and the price for our natural gas is based on market rates. We have a contract with Northern Natural Gas for the interstate transportation of our natural gas. We contract with NorthWestern Energy for the local transportation of our natural gas. Both contracts expire in 2028. We have had no interruptions or shortages in the supply of natural gas to the plant since operations commenced in 2001. We anticipate that we will be able to purchase sufficient natural gas to continue to operate the ethanol plant during our 2022 fiscal year.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, payments on our credit facilities, distributions to our members and capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations and investments as well as our revolving lines of credit with our primary lender, Farm Credit. For our 2022 fiscal year, we anticipate using cash from our operations and our credit facilities to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2022 fiscal year and beyond.

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

Our Competition

    Ethanol Competition

    We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distillers grains and corn oil customers and raw material suppliers. As of December 31, 2021, the Renewable Fuels Association estimates that there are 210 ethanol production facilities in the United States with capacity to produce approximately 17.476 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 800
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Total
Archer Daniels Midland	1,674	9.6%
POET Biorefining	2,648	15.2%
Green Plains Renewable Energy	934	5.3%
Valero Renewable Fuels	1,740	10.0%
        Updated: December 31, 2021

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

In addition to domestic producers of ethanol, we face competition from ethanol produced in foreign countries, particularly Brazil. Ethanol imports have been lower in recent years and ethanol exports have been higher. As of May 1, 2013, Brazil increased its domestic ethanol use requirement from 20% to 25% which decreased the amount of ethanol available in Brazil for export. Further, in August 2017, Brazil instituted a quota and tariff on ethanol produced in the United States and exported to Brazil which reduced exports to Brazil. Brazil increased the quota during our 2019 fiscal year which resulted in additional demand from Brazil, however, without this quota and tariff, Brazilian exports likely would have been higher. In December 2020, the Brazilian quota expired so all ethanol produced in the United States and exported to Brazil is now subject to Brazil's import tariff which resulted in no ethanol exports to Brazil during 2021.

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

The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required to pass a rule that establishes the number of gallons of conventional and advanced renewable fuels that must be used in the United States which is called the renewable volume obligations (RVO). In previous years, the EPA granted small refinery exemptions from the RFS while not using its authority to waive the RFS statutory volume requirements. These small refinery exemptions created unallocated gallons reducing the corn-based conventional biofuel RFS requirements by 2.25 billion gallons in 2018 and 2 billion gallons in 2019. These small refinery exemptions had a significant negative impact on domestic demand for ethanol and have resulted in negative operating margins in the ethanol industry.

On November 30, 2018, the final RVO for 2019 was set at 19.29 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. However, the EPA did not address small refinery exemptions in its 2019 RVO release. In addition, the EPA did not address the reallocation of 500 million gallons from the 2016 RVO which was ordered by a federal court in a recent lawsuit. In June 2019, the EPA proposed an RVO of 20.04 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 19, 2019, the final RVO for 2020 was set at 20.09 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 7, 2021, the EPA proposed RVOs for 2021 and 2022 along with a proposed reduction to the 2020 RVO. For 2022, the EPA proposed a 15 billion gallon RVO for corn-based ethanol. The EPA proposed a 13.3 billion gallon RVO for corn-based ethanol in 2021, a reduction from the statutory corn-based ethanol RVO of 15 billion gallons. Finally, the EPA is proposing reducing the RVO for 2020 by 2.5 billion gallons. The ethanol industry has been pushing the EPA to reverse the effects of these small refinery waivers which we believe are the reason for the poor operating margins during 2018 and 2019. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. This ruling was recently partially reversed to provide that smaller refiners who have allowed their exemption to lapse can reapply.

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

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In June 2019, the Trump administration approved the use of E15 year-round. However, this rule was challenged in court and was reversed making E15 unavailable in certain markets during different times of the year.

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. In October 2020, the USDA announced the first round of awards to recipients of $22 million worth of grants. A second round of grants was awarded equal to $18.4 million. In August 2021, the USDA announced an additional $26 million in infrastructure grants, bringing the total grants under the program to a total of $66.4 million.

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

    We have obtained all of the necessary permits to operate the ethanol plant. During our 2021 fiscal year, our costs of environmental compliance were approximately $158,000. We anticipate that our environmental compliance costs will be approximately $240,000 during our 2022 fiscal year. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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

Employees

As of December 31, 2021, we had 46 full-time employees. We do not expect the number of employees to materially change in the next 12 months.

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

The EPA issued small refinery exemption waivers to the RFS requirement which has resulted in demand destruction and negatively impacted profitability in the ethanol industry. During 2019, the ethanol industry learned that the EPA has been issuing small refinery waivers to the ethanol use requirements in the RFS. In previous years, when the EPA issued small refinery exemption waivers, the EPA reallocated the waived gallons to other refiners. The EPA under the Trump

Administration was granting significantly more waivers than in the past and was not reallocating the waived gallons to other refiners. These actions resulted in demand destruction in 2019 and 2020 which led to reduced market ethanol prices and negative operating margins in the ethanol industry. This reduction in ethanol demand negatively impacted the profitability of our operations. These small refinery exemption waivers have impacted the ethanol industry which could reduce or eliminate the value of our units.

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

    Decreasing gasoline prices may lower ethanol prices which could negatively impact our ability to operate profitably. Until recently, the price of ethanol has been less than the price of gasoline which increased ethanol demand. However, at times gasoline prices have decreased significantly which have reduced the spread between the price of gasoline and the price of ethanol. When it occurs, this trend has negatively impacted ethanol prices. If this trend continued for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

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

Risks Related to Ethanol Industry

    Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. During 2021 we experienced excess ethanol supply compared to demand which negatively impacted profitability in the industry. The United States benefited from additional exports of ethanol in recent years which may not continue to occur during our 2022 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2022 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower domestic or foreign demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

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

    Decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of December 31, 2021, there are 210 ethanol plants with capacity to product approximately 17.476 billion gallons of ethanol per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. Further, ethanol demand may be negatively impacted by reductions in the RFS. While the United States is currently exporting ethanol which has generally resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

    We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably. There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants operating throughout the Midwest and elsewhere in the United States. We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry which will likely lead to a few companies that control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

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

    If exports of ethanol are reduced, including as a result of the imposition of tariffs on U.S. ethanol, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2021 fiscal year with exports of ethanol, which has generally over recent years increased demand for our ethanol. Management believes these exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. Further, in 2017 both Brazil and China implemented tariffs on ethanol produced in the United States. These tariffs have resulted in decreased demand for ethanol from these countries which has negatively impacted ethanol prices in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

    A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative impact on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, in 2017, Brazil imposed a 20% tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil. The effect of the tariff had been mitigated somewhat by the adoption of a rate tariff quota that allowed 750 million liters of ethanol annually to be allowed into Brazil before the tariff applies. However, this rate tariff quota expired on December 14, 2020, so all of the ethanol exports to Brazil are now subject to the 20% tariff. This tariff has negatively impacted ethanol demand and prices in the United States, and could negatively impact our ability to profitably operate the ethanol plant.

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

Risks Related to Regulation and Governmental Action

Uncertainty and instability which results from the conflict between Ukraine and Russia could negatively impact commodities markets and could negatively impact our options. Russia invaded Ukraine in March 2022 which has resulted in significant uncertainty in the commodities market and has impacted oil prices. This uncertainty and instability which may result from the situation in Ukraine could impact the ethanol industry, including our operations. Ukraine is a major agricultural producer and if the Russian invasion impacts the commodities produced in Ukraine, it could result in higher commodities prices in the United States, including corn and natural gas which are our two largest costs of production. In addition, the conflict could impact oil prices which could have an impact on gasoline prices and demand in the United States. These impacts could be far reaching and could last for a significant period of time which could negatively impact our operations.

    Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In December 2021 the EPA proposed a renewable volume obligation for 2021 below the statutory volume requirements and proposed a reduction in the renewable volume obligations for 2020. If the final renewable volume obligations match the EPA's proposal or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress in the future, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

    Changes in environmental regulations or violations of these regulations could be expensive and reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions could result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

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

    None.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities between October 1, 2021 and December 31, 2021.

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

Unit Holders

As of March 3, 2022, we had 29,620,000 membership units issued and outstanding and a total of approximately 1,058 unit holders.

Bid and Asked Prices

The following table contains historical information concerning completed unit transactions that occurred during our last two fiscal years. Our bulletin board trading system does not track bid and asked prices and therefore we only have information concerning completed unit transactions.

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2020	2.10	2.34	2.16	59,000
Second Quarter 2020	—	—	—	—
Third Quarter 2020	1.50	1.51	1.50	45,000
Fourth Quarter 2020	1.57	1.63	1.61	90,000
First Quarter 2021	1.51	1.75	1.63	53,500
Second Quarter 2021	1.68	2.02	1.82	75,000
Third Quarter 2021	2.03	2.20	2.14	101,000
Fourth Quarter 2021	2.05	2.94	2.43	90,000

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

ITEM 6.     RESERVED.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2021 and 2020:

	2021		2020
Income Statement Data	Amount	%	Amount	%
Revenue	$258,989,603	100.0	$130,521,814	100.0

Cost of Revenues	207,275,615	80.0	124,493,268	95.4

Gross Profit	51,713,988	20.0	6,028,546	4.6

Operating Expense	5,430,294	2.1	4,418,074	3.4

Income from Operations	46,283,694	17.9	1,610,472	1.2

Other Income (Expense)	10,802,592	4.1	(554,833)	(0.4)

Net Income	$57,086,286	22.0	$1,055,639	0.8

Revenues

Revenue from ethanol sales increased by approximately 105.4% during our 2021 fiscal year compared to the same period of 2020. Revenue from distillers grains sales increased by approximately 61.3% during our 2021 fiscal year compared to the same period of 2020. Revenue from corn oil sales increased by approximately 141.0% during our 2021 fiscal year compared to the same period of 2020.

Ethanol

Our ethanol revenue increased by approximately 105.4% during our 2021 fiscal year compared to our 2020 fiscal year. This increase in ethanol revenue was primarily due to increased average price we received per gallon of ethanol sold and increased gallons of ethanol sold. The average price we received for our ethanol during our 2021 fiscal year was approximately 90.6% higher compared to our 2020 fiscal year. Management attributes this increase in the average price we received per gallon of ethanol with higher corn prices along with increased gasoline demand. Since ethanol is typically blended with gasoline, when gasoline demand is higher, it has a corresponding impact on ethanol demand. As a result, we experienced a significant increase in average ethanol prices during our 2021 fiscal year. Ethanol exports were lower during our 2021 fiscal year compared to our 2020 fiscal year as COVID-19 restrictions are still impacting the global market. Management expects ethanol prices to remain stable during our 2022 fiscal year.

Ethanol sales volumes were greater during our 2021 fiscal year compared to the same period of 2020 due to lack of COVID-19 pandemic related shutdowns. The total gallons of ethanol we sold during our 2021 fiscal year was approximately 7.8% greater compared to the same period of 2020. Management anticipates similar ethanol production and sales during our 2022 fiscal year provided ethanol demand remains stable during the year.

    Distillers Grains

    Our total distillers grains revenue increased by approximately 61.3% for our 2021 fiscal year compared to the same period of 2020. The increase in revenue from distillers grains was primarily due to increased tons sold due to no prolonged plant shutdowns in 2021 and sales price of distillers grains sold during our 2021 fiscal year. For our 2021 fiscal year, we sold approximately 35.1% of our total distillers grains, by volume, in the dried form and approximately 64.9% of our total distillers grains in the modified/wet form. For our 2020 fiscal year, we sold approximately 38.1% of our total distillers grains, by volume, in the dried form and approximately 61.9% of our total distillers grains in the modified/wet form. The average price we received for our modified/wet distillers grains was approximately 52.3% more for our 2021 fiscal year compared to the same period of 2020. Modified/wet distillers grains have a shorter shelf life and are more expensive to transport compared to dried distillers grains. As a result, they are only sold in our local market.

The average price we received for our dried distillers grains was approximately 50.1% greater during our 2021 fiscal year compared to the same period of 2020. Management attributes this increase in dried distillers grains prices with an increase in the domestic price of corn.

    Management expects that distillers grains prices will remain similar during our 2022 fiscal year due to anticipated stable corn prices during our 2022 fiscal year which typically have a direct impact on distillers grains prices. Further, if China and the United States reach an agreement on trade disputes which have occurred in recent years, it may have a positive impact on distillers grains prices and demand.

     Management anticipates similar distillers grains production during our 2022 fiscal year compared to our 2021 fiscal year due to anticipated similar production at the ethanol plant provided ethanol demand remains steady during our 2022 fiscal year.

    Corn Oil

    Our total corn oil revenue increased by approximately 141.0% during our 2021 fiscal year compared to the same period of 2020. Our total pounds of corn oil sold increased by approximately 16.0% during our 2021 fiscal year compared to the same period of 2020, primarily due to a lack of pandemic related plant shutdowns. Management anticipates similar corn oil production during our 2022 fiscal year compared to our 2021 fiscal year due to anticipated similar production provided ethanol demand remains at current levels allowing us to operate the ethanol plant at capacity during our 2022 fiscal year.

    The average price we received for our corn oil was approximately 107.8% greater during our 2021 fiscal year compared to the same period of 2020. Management believes that corn oil prices were higher due primarily to demand from the renewable diesel and biodiesel industry along with higher soybean oil prices. The biodiesel blenders' tax credit was reinstated through 2022 so we expect that corn oil demand will remain high through 2022.

Cost of Revenues

    The primary raw materials we use to produce ethanol, distillers grains and corn oil are corn and natural gas.

    Corn

Our cost of revenues relating to corn was approximately 87.5% greater for our 2021 fiscal year compared to the same period of 2020. Our average cost per bushel of corn increased by approximately 71.1% for our 2021 fiscal year compared to our 2020 fiscal year. Management attributes the increase in corn prices to high demand mixed with global supply concerns. Corn demand was higher due to increased export demand for United States corn. Management anticipates corn prices will be stable with the possibility of a slight increase during our 2022 fiscal year due to anticipated weather conditions.

We used approximately 9.6% more bushels of corn during our 2021 fiscal year compared to the same period of 2020 due to increased overall production at the ethanol plant during our 2021 fiscal year. Management expects our corn consumption will be similar during our 2022 fiscal year compared to our 2021 fiscal year due to similar ethanol production during our 2022 fiscal year provided ethanol demand remains steady during our 2022 fiscal year.

    We experienced approximately $3,967,000 of combined realized and unrealized loss for our 2021 fiscal year related to our corn derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $1,627,000 of combined realized and unrealized loss for our 2020 fiscal year related to our corn derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Natural Gas

Our cost of revenues related to natural gas increased by approximately 64.1% for our 2021 fiscal year compared to our 2020 fiscal year. This increase was due to higher natural gas costs per MMBtu during our 2021 fiscal year compared to the same period of 2020. Natural gas prices were higher during our 2021 fiscal year compared to the same period of 2020 primarily because of increased natural gas demand. Our average cost per MMBtu of natural gas during our 2021 fiscal year was approximately 58.0% more compared to the cost for our 2020 fiscal year. Management anticipates similar natural gas costs per MMBtu during 2022.

We used approximately 3.8% more MMBtus of natural gas during our 2021 fiscal year compared to the same period of 2020. Management anticipates that our natural gas consumption during our 2022 fiscal year will remain steady due to similar production during our 2022 fiscal year.

Operating Expense

Our operating expenses were higher for our 2021 fiscal year compared to the same period of 2020 due primarily to increased wages and benefits and property insurance premiums.

Other Income and Expense

Our interest and other income was greater during our 2021 fiscal year compared to our 2020 fiscal year due to gains on investments and forgiveness of the Paycheck Protection Program loan during the 2021 period. We had more income from our investments during our 2021 fiscal year compared to our 2020 fiscal year due to increased profitability in the ethanol industry which impacts the income generated by our investments. We had less interest expense during our 2021 fiscal year compared to our 2020 fiscal year due to lower carrying balances on outstanding debt.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2020 and 2019:

	2020		2019
Income Statement Data	Amount	%	Amount	%
Revenue	$130,521,814	100.0	$115,986,821	100.0

Cost of Revenues	124,493,268	95.4	114,687,231	98.9

Gross Profit	6,028,546	4.6	1,299,590	1.1

Operating Expense	4,418,074	3.4	4,060,343	3.5

Income (Loss) from Operations	1,610,472	1.2	(2,760,753)	(2.4)

Other Income (Expense)	(554,833)	(0.4)	(1,063,431)	(0.9)

Net Income (Loss)	$1,055,639	.8	$(3,824,184)	(3.3)

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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2021 compared to the Fiscal Year Ended December 31, 2020.

Current Assets

    We had more cash and cash equivalents at December 31, 2021 compared to December 31, 2020, primarily due to increased deferred payments on corn liability along with increased net income during our 2021 fiscal year. We had less accounts receivable at December 31, 2021, compared to December 31, 2020, due to increased advance payments. We had increased inventory values at December 31, 2021, compared to December 31, 2020, due primarily to the timing of our year end and shipments of our products as well as higher corn and ethanol prices which increase the value of our inventory. The value of our derivative financial instruments was greater at December 31, 2021 compared to December 31, 2020, primarily because we had more cash in our margin account as of December 31, 2021 compared to December 31, 2020. We had more prepaid expenses at December 31, 2021 compared to December 31, 2020 due to insurance premium increases during our 2021 fiscal year.

Property and Equipment

    The value of our property and equipment was lower at December 31, 2021 compared to December 31, 2020 due to the regular depreciation of our assets during our 2021 fiscal year.

Other Assets

    The value of our investments was greater at December 31, 2021, compared to December 31, 2020, mainly due to earnings in excess of distributions from our investments during the 2021 fiscal year.

Current Liabilities

    At December 31, 2021, we had more checks which were issued in excess of the amount of cash we had in our bank accounts, compared to at December 31, 2020, due to the timing of transfers between our accounts. Any checks which are presented for payment in excess of the balances in our bank accounts are paid from our revolving lines of credit. Our accounts payable was higher at December 31, 2021, compared to December 31, 2020, due to increased deferred corn payables at the end of our 2021 fiscal year. We had more accrued liabilities at December 31, 2021, compared to December 31, 2020 due to more administrative payables at the end of the 2021 fiscal year. The liability on our balance sheet related to our derivative instruments was more at December 31, 2021, compared to December 31, 2020, due to having more unrealized losses on our forward corn purchases at December 31, 2021, compared to at December 31, 2020. The current portion of our long-term debt payments was less at December 31, 2021 and at December 31, 2020 due to the forgiveness of the Paycheck Protection Program Loan we received in 2020.

Long-Term Liabilities

    Our long-term liabilities were less at December 31, 2021, compared to December 31, 2020, due to decreased borrowings and reductions in notes payable resulting from increased profitability.

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

    Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of December 31, 2021, we had $0 outstanding and $48,250,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the fiscal years ended December 31, 2021 and 2020:

	Fiscal Years Ended December 31
	2021	2020
Net cash provided by operating activities	$59,720,664	$9,238,635
Net cash used in investing activities	(2,385,841)	(359,221)
Net cash used in financing activities	(37,977,324)	(3,065,256)

Cash Flow From Operations. Our operating activities generated more cash during our fiscal year ended December 31, 2021, compared to the same period of 2020, primarily due to having more net income during the 2021 period.

    Cash Flow From Investing Activities. Our investing activities used more cash during our fiscal year ended December 31, 2021, compared to the same period of 2020, primarily because we had more capital expenditures during the 2021 period compared to the 2020 period.

Cash Flow From Financing Activities. Our financing activities used more cash during our fiscal year ended December 31, 2021, compared to the same period of 2020, primarily due to net payments on borrowings and distributions paid to members during the 2021 period compared to net proceeds from borrowings during the same period of 2020.

The following table shows cash flows for the fiscal years ended December 31, 2020 and 2019:

	Fiscal Years Ended December 31
	2020	2019
Net cash provided by operating activities	$9,238,635	$7,517,770
Net cash used in investing activities	(359,221)	(9,700,103)
Net cash provided by (used in) financing activities	(3,065,256)	13,308,049

Cash Flow From Operations. Our operating activities generated less cash during our fiscal year ended December 31, 2020, compared to the same period of 2019, primarily due to having less net income during the 2020 period which was partially offset by an increase in accounts payable which had a positive impact on cash during the 2020 period.

    Cash Flow From Investing Activities. Our investing activities used less cash during our fiscal year ended December 31, 2020, compared to the same period of 2019, primarily because we had less capital expenses related to our expansion project during the 2020 period compared to the 2019 period.

Cash Flow From Financing Activities. Our financing activities provided less cash during our fiscal year ended December 31, 2020, compared to the same period of 2019, primarily due to fewer net proceeds from borrowing we incurred during the 2020 period offset by decreased distributions to our members.

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

    On June 5, 2020, we entered into a Third Amendment to the credit agreement (the "Third Amendment"). Under the Third Amendment, the available credit under the revolving operating note was reduced to $2,000,000 and the available credit on the reducing revolving note was increased to $48,000,000. The working capital covenant was reduced to $11,000,000, and the net worth covenant was reduced to $18,000,000. The next measurement date for the debt service coverage ratio was deferred until December 31, 2021. The annual installment on the term note for 2020 was deferred until maturity in 2025. The interest rates were unchanged.

On October 11, 2021, we entered into a Fourth Amendment to the credit agreement (the "Fourth Amendment"). Under the Fourth Amendment, the operating lines's maturity date was extended to November 1, 2023. Interest on the outstanding principal balance of the operating line will accrue at the Secured Overnight Financing Rate ("SOFR") 30-Day Average Rate plus 305 basis points. The available credit on the reducing revolving note is $46,250,000. Interest on the outstanding principal balance of the revolving loan and term loan will accrue at the SOFR 30-Day Average Rate plus 330 basis points. The working capital covenant was increased to $13,500,000, and the net worth covenant was increased to $28,000,000. Dakota Ethanol may make distributions in an amount up to 75% of prior year's net income, so long as the Company's working capital stays above $18,000,000 post distribution. The combined distributions for 2021 and 2022 shall also be limited to 75% of the combined net income of 2020 and 2021.

Operating Line

    On October 21, 2019, Dakota Ethanol amended the revolving promissory note from Farm Credit Services of America in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. On June 5, 2020, the available balance of the Operating Line was reduced to $2,000,000. Interest on the outstanding principal balance will accrue at 305 basis points above the SOFR 30-day average rate and is not subject to a floor. The rate was 3.10% at December 31, 2021. There is a non-use fee of 0.25% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2023. On December 31,

2021, Dakota Ethanol had $0 outstanding and $0 available to be drawn on the revolving promissory note under the borrowing base calculation.

Reducing Revolving Loan

    On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The available balance of the Reducing Revolving Loan was increased to $48,000,000 on June 5, 2020. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30-day average rate. The interest rate is not subject to a floor. The rate was 3.35% at December 31, 2021. The note contains a non-use fee of 0.50% on the unused portion of the note. On December 31, 2021, Dakota Ethanol had $0 outstanding and $46,250,000 available to be drawn on the note.

2017 Term Loan

    On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. The payment due on August 1, 2020 was deferred to August 1, 2025. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30-day average rate. The interest rate is not subject to a floor. The rate was 3.35% at December 31, 2021. On December 31, 2021, Dakota Ethanol had $5,000,000 outstanding on the note.

2020 Loans

The Company entered into a loan agreement with the Small Business Association through First State Bank, Gothenburg, NE on April 4, 2020 for $760,400 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). In June 2021, the Company received notification from the Small Business Administration that all loan proceeds and accrued interest received and recorded by the Company were forgiven. Due to forgiveness of the loan, the Company recorded a gain on debt extinguishment in other income in the statement of operations for $768,400 for the year ending December 31, 2021.

The Company also received an Economic Injury Disaster Loan (EIDL) in the amount of $10,000 in June 2020. The Company was notified by the Small Business Association in June 2021 that all EIDL proceeds received by the Company had been forgiven. Due to forgiveness of the loan, the Company recorded a gain on debt extinguishment in other income in the statement of operations for $10,000 for the year ending December 31, 2021.

Covenants

    Our credit facilities with FCSA are subject to various loan covenants. If we fail to comply with these loan covenants, FCSA can declare us to be in default of our loans. The material loan covenants applicable to our credit facilities are our working capital covenant, local net worth covenant and our debt service coverage ratio. We are required to maintain working capital (current assets minus current liabilities plus availability on our revolving loan) of at least $13.5 million. We are required to maintain local net worth (total assets minus total liabilities minus the value of certain investments) of at least $28 million. We are required to maintain a debt service coverage ratio of at least 1.25:1.00. Dakota Ethanol may make distributions in an amount up to 75% of prior year's net income, so long as the Company's working capital stays above $18,000,000 post distribution. The combined distributions for 2021 and 2022 shall also be limited to 75% of the combined net income of 2020 and 2021.

    As of December 31, 2021, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

Contractual Cash Obligations

    In addition to our debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and commitments as of December 31, 2021:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$6,220,920	$1,378,958	$2,614,014	$2,227,948	$—
Purchase Obligations	57,976,297	56,775,097	369,600	369,600	462,000
Capital Expenditures	3,676,067	3,676,067	—	—	—
Total Contractual Cash Obligations	$67,873,284	$61,830,122	$2,983,614	$2,597,548	$462,000

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill. The Company performs a quantitative analysis that tests for impairment. The second step, if necessary, measures the impairment. During the first quarter of 2020 a triggering event was determined to have occurred and an impairment test was performed as of March 31, 2020. The Company determined there was no impairment at that time. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2021 and 2020, respectively.

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

Interest Rate Risk

    We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of December 31, 2021, we had $5,000,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.35%. Our variable interest rates are calculated by adding a set basis to SOFR. If we were to experience a 10% increase in SOFR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans as of December 31, 2021, would be approximately $250.

Commodity Price Risk

We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of revenues.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. We recorded an increase to our cost of revenues of approximately $3,915,000 related to derivative instruments for our fiscal year ended December 31, 2021. We recorded an increase to our cost of revenues of approximately $1,627,000 related to derivative instruments for the fiscal year ended December 31, 2020. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of December 31, 2021, we were committed to purchasing approximately 8.7 million bushels of corn with an average price of $5.95 per bushel. These corn purchases represent approximately 29% of our expected corn usage for the next 12 months. As corn prices move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

    We have 291,000 bushels of corn inventory delivered under delayed-pricing contracts. The contracts have various pricing deadlines through November 30, 2022. We are subject to risk of changes in the corn market until they are priced.

As of December 31, 2021, we were committed to purchasing approximately 1,275,000 MMBtus of natural gas with an average price of $3.68 per MMBtu. Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. We account for these transactions as normal purchases, and accordingly, we do not mark these transactions to market. The natural gas purchases represent approximately 63% of the projected annual plant requirements.

    As of December 31, 2021, we were committed to selling approximately 38,000 dry equivalent tons of distillers grains with an average price of $192 per ton. The distillers grains sales represent approximately 18% of the projected annual plant production.

    As of December 31, 2021, we were committed to selling approximately 3,464,000 pounds of distillers corn oil with an average price of $0.59 per pound. The distillers corn oil sales represent approximately 15% of the projected annual plant production.

    We did not have any firm-priced sales commitments for ethanol as of December 31, 2021.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2021, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2021. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$23,092,000
Corn	25,525,393	Bushels	10%	$15,065,087
Natural Gas	755,000	MMBTU	10%	$272,555

For comparison purposes, our sensitivity analysis for our 2020 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$11,710,362
Corn	27,299,311	Bushels	10%	$12,257,390
Natural Gas	1,769,000	MMBTU	10%	$449,149

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 49)

Members and Board of Managers
Lake Area Corn Processors, LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC and its subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of Goodwill
As reflected on the Company's balance sheet at December 31, 2021, the Company has goodwill of $10,395,766. As disclosed in Note 2 to the financial statements, the Company tests goodwill for impairment annually on December 31, as well as on an interim date if an event occurs or circumstances exist that may indicate impairment. A goodwill impairment loss is recorded if the fair value is below the carrying value of the applicable reporting unit. The Company performed its goodwill impairment test at December 31, 2021, using a quantitative evaluation based on a sales comparison approach. The impairment tests require management to make assumptions when estimating the fair value of the reporting unit, including the identified market comparisons based upon industry published data of recent sales and projections of gallons of ethanol produced.

We identified the valuation of goodwill as a critical audit matter because of certain significant assumptions management makes in determining the fair value of the reporting unit, including the identified market comparisons based upon industry published data of recent sales and projections of gallons of ethanol produced. The significant judgments made by management resulted in a high degree of auditor judgment and an increased audit effort in performing procedures and evaluating evidence obtained related to the significant assumptions used by management.

Our audit procedures related to the Company’s valuation of goodwill included the following, among others:

•We tested management’s determination of reporting units and the assigned assets and liabilities to the respective reporting units.
•We evaluated management’s assumptions for consistency with evidence obtained in other areas of the audit. We performed a retrospective review of prior years' analysis to determine the reasonableness of key assumptions used by management.
•We evaluated the reasonableness of the methods and significant assumptions used in developing management’s estimates, including the market comparisons of recent ethanol plants:
–Testing the completeness of identified market comparisons based upon industry published data of recent sales.
–Testing the reasonableness of the identified market comparisons by comparing historical operating performance results per ethanol gallon produced based upon published market data for identified market comparisons to historical performance of the Company.

/s/ RSM US LLP

We have served as the Company's auditor since 2007.

Sioux Falls, South Dakota
March 3, 2022

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$37,995,310	$18,637,811
Accounts receivable	876,949	585,054
Accounts receivable (related party)	1,032,541	1,633,760
Inventory	16,410,437	9,768,916
Derivative financial instruments	2,886,831	2,074,010
Prepaid expenses	733,189	677,471
Total current assets	59,935,257	33,377,022

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,738,063	8,631,224
Buildings	9,316,576	9,316,576
Equipment	96,159,927	95,867,639
Construction in progress	1,669,148	6,303
	116,758,187	114,696,215
Less accumulated depreciation	(58,706,491)	(53,328,718)
Net property and equipment	58,051,696	61,367,497

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	20,504,842	16,636,367
Other	65,302	81,295
Total other assets	30,965,910	27,113,428

TOTAL ASSETS	$148,952,863	$121,857,947

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$2,228,284	$319,608
Accounts payable	25,855,071	18,526,170
Accrued liabilities	914,994	732,544
Derivative financial instruments	1,490,510	244,181
Current portion of notes payable	1,000,000	1,201,628
Other	—	4,000
Total current liabilities	31,488,859	21,028,131

LONG-TERM LIABILITIES
Notes payable	3,995,139	35,561,237
Total long-term liabilities	3,995,139	35,561,237

COMMITMENTS AND CONTINGENCIES (Note 10)

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	113,468,865	65,268,579

TOTAL LIABILITIES AND MEMBERS' EQUITY	$148,952,863	$121,857,947

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019

REVENUES	$258,989,603	$130,521,814	$115,986,821

COSTS OF REVENUES	207,275,615	124,493,268	114,687,231

GROSS PROFIT	51,713,988	6,028,546	1,299,590

OPERATING EXPENSES	5,430,294	4,418,074	4,060,343

INCOME (LOSS) FROM OPERATIONS	46,283,694	1,610,472	(2,760,753)

OTHER INCOME (EXPENSE)
Interest and other income	1,360,438	495,474	180,801
Equity in net income (loss) of investments	10,169,606	343,728	(60,908)
Interest expense	(727,452)	(1,394,035)	(1,183,324)
Total other income (expense)	10,802,592	(554,833)	(1,063,431)

NET INCOME (LOSS)	$57,086,286	$1,055,639	$(3,824,184)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$1.93	$0.04	$(0.13)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	29,620,000	29,620,000	29,620,000

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity
Years Ended December 31, 2021, 2020 and 2019

Members'
Equity
Balance, December 31, 2018	68,037,124
Net (loss)	(3,824,184)

Balance, December 31, 2019	64,212,940
Net income	1,055,639

Balance, December 31, 2020	$65,268,579
Net income	57,086,286
Distributions ($.30 per capital unit)	(8,886,000)

Balance, December 31, 2021	$113,468,865

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019

OPERATING ACTIVITIES
Net income (loss)	$57,086,286	$1,055,639	$(3,824,184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	5,396,440	5,718,454	4,965,966
Distributions in excess of earnings (earnings in excess of distributions) from investments	(3,544,606)	45,803	1,252,223
Paycheck Protection Program loan forgiveness	(768,400)	—	—
Government grant income	(10,000)	—	—
(Increase) decrease in
Accounts receivable	309,324	(642,721)	(347,041)
Inventory	(6,641,522)	774,506	(2,981,920)
Prepaid expenses	(55,718)	(198,049)	(213,629)
Derivative financial instruments	433,509	(2,023,655)	379,355
Increase (decrease) in
Accounts payable	7,328,901	4,713,782	8,123,326
Accrued and other liabilities	186,450	(205,124)	163,674
NET CASH PROVIDED BY OPERATING ACTIVITIES	59,720,664	9,238,635	7,517,770

INVESTING ACTIVITIES
Purchase of property and equipment	(2,061,972)	(359,221)	(9,066,179)
Purchase of investments	(323,869)	—	(633,924)
NET CASH USED IN INVESTING ACTIVITIES	(2,385,841)	(359,221)	(9,700,103)

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	1,908,676	(835,656)	(1,091,951)
Borrowings on notes payable	21,000,000	60,770,400	85,500,000
Payments on notes payable	(52,000,000)	(63,000,000)	(71,100,000)
Distributions paid to members	(8,886,000)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(37,977,324)	(3,065,256)	13,308,049

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,357,499	5,814,158	11,125,716

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,637,811	12,823,653	1,697,937

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,995,310	$18,637,811	$12,823,653

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $6,339; $148; and $831,170 in 2021, 2020 and 2019, respectively	$943,736	$1,510,468	$835,236
See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

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

Revenue Recognition

ASC Topic 606, Revenue from Contracts with Customers requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company generally recognizes revenue at a point in time. The Company's contracts with customers have one performance obligation and a contract duration of one year or less.

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
•Sales of Distillers Grains
•Sales of Distillers Corn Oil

    Disaggregation of Revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	2021	2020	2019

Revenues ethanol	$203,540,577	$99,077,363	$90,415,936
Revenues distillers grains	41,168,903	25,519,999	21,200,904
Revenues distillers corn oil	14,280,123	5,924,452	4,369,981
	$258,989,603	$130,521,814	$115,986,821

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019
    Contract Assets and Contract Liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company has no significant contract assets or contract liabilities from contracts with customers at December 31, 2021 and 2020, respectively.

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

Electricity, raw materials expense (chemicals and denaturant), direct labor costs, and shipping costs on modified and wet distiller's grains are included in cost of revenues.

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

Receivables and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within fifteen days from the invoice date. Unpaid accounts receivable with invoice dates over thirty days old bear interest at 1.5% per month. Accounts receivable are stated at the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was $0 and $0 as of December 31, 2021 and 2020 respectively.

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
DECEMBER 31, 2021, 2020 AND 2019
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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of December 31, 2021, the Company is committed to purchasing approximately 8.7 million bushels of corn on a forward contract basis with an average price of $5.95 per bushel. The total corn purchase contracts represent 29% of the projected annual plant corn usage.

The Company has 291,000 bushels of corn inventory delivered under delayed-pricing contracts. The contracts have various pricing deadlines through November 30, 2022. The Company is subject to risk of changes in the corn market until they are priced.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. At December 31, 2021, the Company is committed to purchasing approximately 1,275,000 MMBtu's of natural gas with an average price of $3.68 per MMBtu. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 63% of the projected annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery. Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered. At December 31, 2021, the Company is committed to selling approximately 38,000 dry equivalent tons of distillers grains with an average price of $192 per ton. The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 18% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery. Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time this price is fixed and the time the distillers corn oil is delivered. At December 31, 2021, the Company is committed to selling approximately 3,464,000 pounds of distillers corn oil with an average price of $0.59 per pound. The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 15% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of December 31, 2021.

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
DECEMBER 31, 2021, 2020 AND 2019
As part of our trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk of loss in the market value of inventories and purchase commitments. To reduce that risk, the Company generally takes positions using forward and futures contracts and options.

Derivatives not designated as hedging instruments at December 31, 2021 and December 31, 2020 were as follows:

	Balance Sheet Classification	December 31, 2021	December 31, 2020

Corn forward contracts in gain position		$892,509	$1,742,054
Futures and options contracts in gain position		140,863	—
Futures and options contracts in loss position		(1,238,560)	(1,799,688)
Total forward, futures and options contracts		(205,188)	(57,634)
Cash held by broker		3,092,019	2,131,644
	Current Assets	$2,886,831	$2,074,010

Corn forward contracts in loss position	Current Liabilities	$(1,490,510)	$(244,181)

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

	Statement of Operations	Years Ended December 31,
	Classification	2021	2020	2019
Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$(10,137,035)	$(1,211,861)	$(8,631)
Forward contracts	Cost of Revenues	6,222,026	(415,420)	(897,283)

Investments

The Company has investment interests in five companies in related industries. All of these interests are at ownership shares less than 20%. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's statements of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair value of derivative

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019
financial instruments, lower of cost or net realizable value accounting for inventory, and goodwill and fixed asset impairment evaluation.

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recorded when the sum of the undiscounted future cash flows is less than the carrying amount of the asset group. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. During the first quarter of 2020, the COVID-19 pandemic represented a change in circumstance that indicated the carrying value of property and equipment may not be recoverable. The Company calculated the undiscounted future cash flows of the property and equipment and determined them to be recoverable. Accordingly, no impairment was recorded. No indicators of impairment were identified at December 31, 2021.

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill. The Company performs a quantitative analysis that tests for impairment. The second step, if necessary, measures the impairment. During the first quarter of 2020 a triggering event was determined to have occurred and an impairment test was performed as of March 31, 2020. The Company determined there was no impairment at that time. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2021 and 2020, respectively.

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator. There were no dilutive equity units for the years ending December 31, 2021, 2020, and 2019.

Income Taxes

The Company is taxed as a limited liability company under the Internal Revenue Code. The income of the Company flows through to the members to be taxed at the member level rather than the corporate level. Accordingly, the Company has no tax liability.

Management has evaluated the Company's tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company had taken no uncertain tax positions that require

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019
adjustment to the financial statements to comply with the provisions of this guidance. Generally, the Company is no longer subject to income tax examinations by the U.S. federal, state or local authorities for the years before 2017.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated.

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

Recently Issued Accounting Pronouncements

There are currently no recently issued accounting pronouncements that the Company determined to be factually relevant to the understanding of the financial statements.

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the twelve months ended December 31, 2021, ethanol sales averaged approximately 79% of total revenues, while approximately 16% of revenues were generated from the sale of distillers grains and 5% of revenues were generated from the sale of corn oil. For the twelve months ended December 31, 2021, corn costs averaged approximately 77% of cost of goods sold.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019
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

The Company's two reportable segments have been identified based on their unique characteristics. Our production segment is the Company's ethanol plant that is operated in a manner chosen by our chief decision making team. The ethanol producing equity method segment are aggregated operating segments investments that have exceeded the quantitative thresholds for reportable segments which have similar economic characteristics but our chief decision making team does not have input into the daily operations of those entities. The all other category is comprised of investments that fall below the quantitative thresholds for reporting segments and the Company's chief decision making team has no input into their daily operations. Production includes the core operating drivers of the Company's consolidated financial statements which consist of the production and sale of ethanol and its co-products. Ethanol producing equity method investments derive their revenues from the production and sale of ethanol and its co-products. The all other category receives its revenues from marketing fees, management fees, and storage fees. The reconciliation item is necessary due to reportable segments not being consolidated in the financial statements, but rather are reflected as equity method investments.

The segments were identified using standards under ASC 280-10-50. They each engage in business activities, the operating results are reviewed by the Company’s chief operating decision maker, and discrete financial information is available for each segment.

The following tables set forth certain financial data for the Company's operating segments:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net Sales
Production	$258,989,603	$130,521,814	$115,986,821
Ethanol Producing Equity Method Investments	650,859,715	325,954,417	321,321,517
All Other	16,262,276	14,200,489	19,180,356
Total	926,111,594	470,676,720	456,488,694
Reconciliation	(667,121,991)	(340,154,906)	(340,501,873)
Consolidated	$258,989,603	$130,521,814	$115,986,821

Gross Profit
Production	$51,713,988	$6,028,546	$1,299,590
Ethanol Producing Equity Method Investments	102,631,701	11,976,243	12,354,418
All Other	10,280,024	8,840,138	13,024,964
Total	164,625,713	26,844,927	26,678,972
Reconciliation	(112,911,725)	(20,816,381)	(25,379,382)
Consolidated	$51,713,988	$6,028,546	$1,299,590

Net Income (Loss)
Production	$57,086,286	$1,055,639	$(3,824,184)
Ethanol Producing Equity Method Investments	97,010,893	307,019	(708,491)
All Other	5,538,295	2,411,213	2,562,676
Total	159,635,474	3,773,871	(1,969,999)
Reconciliation	(102,549,188)	(2,718,232)	(1,854,185)
Consolidated	$57,086,286	$1,055,639	$(3,824,184)

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

Interest Income
Production	$13,361	$3,615	$11,876
Ethanol Producing Equity Method Investments	39,177	21,902	23,104
All Other	2,135,470	2,395,057	2,810,198
Total	2,188,008	2,420,574	2,845,178
Reconciliation	(2,174,647)	(2,416,959)	(2,833,302)
Consolidated	$13,361	$3,615	$11,876

Interest Expense
Production	$727,452	$1,394,035	$1,183,324
Ethanol Producing Equity Method Investments	3,293,641	4,276,226	5,673,185
All Other	3,082,000	2,469,656	3,337,002
Total	7,103,093	8,139,917	10,193,511
Reconciliation	(6,375,641)	(6,745,882)	(9,010,187)
Consolidated	$727,452	$1,394,035	1,183,324

Depreciation and Amortization
Production	$5,396,439	$5,718,454	$4,965,966
Ethanol Producing Equity Method Investments	26,798,254	26,742,646	23,314,542
All Other	204,745	235,325	871,269
Total	32,399,438	32,696,425	29,151,777
Reconciliation	(27,002,999)	(26,977,971)	(24,185,811)
Consolidated	$5,396,439	$5,718,454	$4,965,966

Expenditures for Additions to Long-lived Assets
Production	$2,061,972	$359,221	$9,066,179
Ethanol Producing Equity Method Investments	1,780,335	2,431,446	22,592,254
All Other	—	47,650	50,176
Total	3,842,307	2,838,317	31,708,609
Reconciliation	(1,780,335)	(2,479,096)	(22,642,430)
Consolidated	$2,061,972	$359,221	9,066,179

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

	December 31, 2021	December 31, 2020
Total Assets
Production	$148,952,863	$121,857,947
Ethanol Producing Equity Method Investments	261,642,408	244,353,900
All Other	283,835,871	175,909,073
Total	694,431,142	542,120,920
Reconciliation	(545,478,279)	(420,262,973)
Consolidated	$148,952,863	$121,857,947

Equity Method Investments
Production	$20,504,842	$16,636,367
Ethanol Producing Equity Method Investments	4,125,459	2,206,234
All Other	209,328	189,347
Total	24,839,629	19,031,948
Reconciliation	(4,334,787)	(2,395,581)
Consolidated	$20,504,842	$16,636,367

NOTE 4 - INVENTORY

Inventory consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Raw materials	$7,278,381	$5,096,067
Finished goods	6,195,222	2,474,638
Work in process	1,779,170	1,090,893
Parts inventory	1,157,664	1,107,318
	$16,410,437	$9,768,916
As of December 31, 2021 and December 31, 2020, the Company recorded a lower of cost or net realizable value write-down on inventory of approximately $0 and $13,000, respectively.

NOTE 5 - INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company's ethanol marketer, Renewable Products Marketing Group, LLC (RPMG). The net income which is reported in the Company's income statement for RPMG is based on RPMG's September 30, 2021, 2020 and 2019 audited results. The carrying amount of the Company's investment was approximately $1,709,000 and $1,208,000 as of December 31, 2021 and 2020, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to construct and operate an ethanol storage terminal in Georgia. The net income which is reported in the Company's income statement for LT is based on LT's December 31, 2021, 2020 and 2019 unaudited results. The carrying amount of the Company's investment was approximately $215,000 and $194,000 as of December 31, 2021 and 2020, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota. The net income which is reported in the Company's income statement for GH is based on GH's December 31, 2021, 2020 and 2019 audited results. The carrying amount of the Company's investment was approximately $5,714,000 and $5,012,000 as of December 31, 2021 and 2020, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019
Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company's income statement for GEM is based on GEM's December 31, 2021, 2020 and 2019 unaudited interim results. The carrying amount of the Company's investment was approximately $90,000 and $90,000 as of December 31, 2021 and 2020, respectively.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy & Feed, LLC (REF), a partnership to operate an ethanol plant in South Dakota. The net income which is reported in the Company's income statement for REF is based on REF's December 31, 2021 and 2020 audited results. The carrying amount of the Company's investment was approximately $12,778,000 and $10,134,000 as of December 31, 2021 and 2020, respectively. REF commenced operations during the second quarter of 2019. Prior to then, the ethanol plant was under construction. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $999,000. The excess is comprised of a basis adjustment of approximately $410,000 and capitalized interest of $589,000. The excess is amortized over 20 years. The amortization is recorded in equity in net income of investments.

Condensed, combined unaudited financial information of the Company's investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	12/31/2021	12/31/2020	12/31/2019

Current assets	$370,470,221	$218,336,920	$219,618,012
Other assets	179,230,853	201,926,053	226,475,381
Current liabilities	308,504,144	209,538,950	187,381,453
Long-term liabilities	44,248,272	48,854,217	95,219,540
Member's equity	196,948,658	161,869,806	163,492,402
Revenue	667,121,991	340,154,906	340,501,873
Gross Profit	112,911,725	20,816,381	25,379,382
Net Income	102,549,188	2,718,232	1,854,185

The following table shows the condensed financial information of Guardian Energy Hankinson; the investment in which represents greater than 10% of the Company's income as of December 31, 2021.

Balance Sheet	12/31/2021	12/31/2020	12/31/2019

Current assets	$43,793,006	$29,709,743	$22,448,739
Other assets	54,451,233	71,133,974	88,765,658
Current liabilities	34,990,527	48,451,437	22,475,261
Long-term liabilities	6,115,092	2,568,850	38,453,025
Member's equity	57,138,620	49,823,430	50,286,111
Revenue	442,502,900	211,380,830	250,769,851
Gross Profit	68,569,989	2,664,119	12,896,477
Net Income	71,815,190	(462,681)	8,054,076

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019
The following table shows the condensed financial information of Ring-neck Energy & Feed; the investment in which represents greater than 10% of the Company's assets as of December 31, 2021.

Balance Sheet	12/31/2021	12/31/2020	12/31/2019

Current assets	$44,893,050	$14,651,294	$12,928,367
Other assets	122,727,914	128,858,889	135,519,290
Current liabilities	23,595,688	16,314,452	11,554,477
Long-term liabilities	38,133,180	46,285,367	56,752,516
Member's equity	105,892,096	80,910,363	80,140,664
Revenue	208,356,815	114,573,587	70,551,667
Gross Profit	34,061,712	9,312,124	3,854,114
Net Income	25,195,703	769,700	(8,762,567)

The Company recorded equity in net income (loss) of approximately $10,170,000, $344,000 and $(61,000) from our investments for the years ended December 31, 2021, 2020 and 2019 respectively. The Company received distributions of approximately $6,625,000, $390,000 and $1,191,000 for our investments for the years ended December 31, 2021, 2020 and 2019 respectively. The Company has undistributed net earnings in investees of approximately $3,108,000 and $662,000 as of December 31, 2021 and 2020, respectively.
NOTE 6 - REVOLVING OPERATING NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Dakota Ethanol amended the note agreement with FCSA in June of 2020 and October of 2021. Under the amendments, the available credit under the revolving operating note was reduced to $2,000,000. There is a non-use fee of 0.25% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2023. Interest on the outstanding principal balance will accrue at 305 basis points above the SOFR 30-day average rate. The interest rate is not subject to a floor. The rate was 3.10% at December 31, 2021. On December 31, 2021, Dakota Ethanol had no balance outstanding and $0 available to be drawn on the revolving promissory note.

NOTE 7 - LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment on August 1, 2020 was deferred after the note was amended with FCSA and is now due on August 1, 2025. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30-day average rate. The interest rate is not subject to a floor. The rate was 3.35% at December 31, 2021. On December 31, 2021, Dakota Ethanol had $5,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. Dakota Ethanol amended the note agreement with FCSA in June of 2020. Under the amendment, the available credit on the reducing revolving note was increased to $48,000,000. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30-day average rate. The interest rate is not subject to a floor. The rate was 3.35% at December 31, 2021. The note contains a non-use fee of 0.50% on the unused portion of the note. On December 31, 2021, Dakota Ethanol had $0 outstanding and $46,250,000 available to be drawn on the note.

As part of the note payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company. The note payable agreement was amended in October 2021 with modifications to the requirements. The working capital covenant was increased to $13,500,000 and the

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019
net worth covenant was increased to $28,000,000. We are required to maintain a debt service coverage ratio of at least 1.25:1.00.

The Company entered into a loan agreement with the Small Business Association through First State Bank, Gothenburg, NE on April 4, 2020 for $760,400 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). In June 2021, the Company received notification from the Small Business Administration that all loan proceeds and accrued interest received and recorded by the Company were forgiven. Due to forgiveness of the loan, the Company recorded a gain on debt extinguishment in other income in the statement of operations for $768,400 for the year ending December 31, 2021.

The Company also received an Economic Injury Disaster Loan (EIDL) in the amount of $10,000 in June 2020. The Company was notified by the Small Business Association in June 2021 that all EIDL proceeds received by the Company had been forgiven. Due to forgiveness of the loan, the Company recorded a gain on debt extinguishment in other income in the statement of operations for $10,000 for the year ending December 31, 2021.

The balance of the notes payable as of December 31, 2021 and 2020 is as follows:

	2021	2020

Note Payable - FCSA	$5,000,000	$36,000,000
Note Payable - Other	—	770,400
Less unamortized debt issuance costs	(4,861)	(7,535)
	4,995,139	36,762,865
Less current portion	(1,000,000)	(1,201,628)
	$3,995,139	$35,561,237

Principal maturities for the next five years are estimated as follows:

Years Ending December 31,	Principal
2022	$1,000,000
2023	1,000,000
2024	1,000,000
2025	2,000,000
thereafter	—
$5,000,000

NOTE 8 - EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees' contributed earnings. Employer contributions to the plan totaled approximately $142,000, $133,000 and $123,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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
DECEMBER 31, 2021, 2020 AND 2019
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2021

Assets:
Derivative financial instruments, futures and options contracts	$140,863	$140,863	$—	$—
Forward contracts	892,509	—	892,509	—

Liabilities:
Derivative financial instruments, futures and options contracts	$1,238,560	$1,238,560	$—	$—
Forward contracts	1,490,510	—	1,490,510	—

December 31, 2020

Assets:
Derivative financial instruments, forward contracts	$1,742,054	$—	$1,742,054	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$1,799,688	$1,799,688	$—	$—
Forward contracts	244,181	—	244,181	—

During the years ended December 31, 2021 and 2020, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of December 31, 2021 and 2020, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example,

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019
when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2021 and 2020.

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

The carrying amount of long-term obligations (level 3) at December 31, 2021 of $5,000,000 had an estimated fair value of approximately $5,000,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2020 of $36,770,400 had an estimated fair value of approximately $36,770,400.

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

Expenses related to the agreements for the purchase of electricity and natural gas were approximately $12,415,000, $8,899,000, and $8,157,000, for the years ended December 31, 2021, 2020 and 2019, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2022	$184,800
2023	184,800
2024	184,800
2025	184,800
2026	184,800
thereafter	462,000

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

Capital Expenditures - Dakota Ethanol has committed to a contract for the design and construction of a new 2 million gallon ethanol storage tank. The value of the construction is approximately $2.2 million, of which approximately $1.5

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019
million is outstanding as of December 31, 2021. The project is expected to be completed during the fourth quarter of 2022. The Company has also committed to a contract for the design and construction of an eighth fermentor. The value of the construction is approximately $3.1 million, of which approximately $2.2 million is outstanding as of December 31, 2021. The project is expected to be completed during the third quarter of 2022.

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
Revenues and marketing fees related to the agreements are as follows:

	Years Ended December 31,
	2021	2020	2019

Revenues ethanol	$203,807,925	$99,280,464	$90,555,111
Revenues distillers grains	13,971,006	9,541,074	5,108,266
Revenues corn oil	14,330,754	5,969,230	4,406,438

Marketing fees ethanol	$267,348	$203,101	$242,607
Marketing fees distillers grains	65,651	68,354	36,935
Marketing fees corn oil	50,631	44,778	36,457
Denaturant purchases	3,647,081	1,503,071	918,071

Amounts due to RPMG	79,909	47,073	46,234
The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. Corn purchases from these related parties during the fiscal years ended December 31, 2021, 2020 and 2019 totaled approximately $2,139,000, $1,022,000 and $1,084,000, respectively. As of December 31, 2021 and 2020, the Company no outstanding obligations to these related parties.
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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019
NOTE 13 - QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2021
Total revenues	$48,615,653	$64,238,127	$63,794,494	$82,341,329
Gross profit	6,957,219	9,468,054	9,041,115	26,247,600
Income from operations	5,706,085	8,191,959	7,791,872	24,593,778
Net income	6,535,530	10,058,652	8,812,557	31,679,547
Basic and diluted earnings per unit	0.22	0.34	0.30	1.07

Year ended December 31, 2020
Total revenues	$32,456,238	$25,424,832	$33,917,787	$38,722,957
Gross profit (loss)	(7,849,642)	5,611,925	6,046,492	2,219,771
Income (loss) from operations	(9,189,480)	4,666,216	5,054,469	1,079,267
Net income (loss)	(10,475,043)	4,213,375	5,810,426	1,506,881
Basic and diluted earnings (loss) per unit	(0.35)	0.14	0.20	0.05

Year ended December 31, 2019
Total revenues	$21,613,298	$26,096,989	$32,441,510	$35,835,024
Gross profit (loss)	2,450,262	1,298,964	(1,815,202)	(634,434)
Income (loss) from operations	1,440,935	372,585	(2,786,864)	(1,787,409)
Net income (loss)	1,790,204	(192,897)	(3,599,789)	(1,821,702)
Basic and diluted earnings (loss) per unit	0.06	(0.01)	(0.12)	(0.06)

NOTE 14 - PARENT FINANCIAL STATEMENTS

The following financial information represents the unconsolidated financial statements of Lake Area Corn Processors, LLC as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020 and 2019. The Company's ability to receive distributions from its wholly owned subsidiary, Dakota Ethanol, LLC, is based on the terms and conditions set forth in the Fourth Amendment to its credit agreement with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA. Under the Fourth Amendment, if no event of default or potential default exists, Dakota Ethanol may make distributions in an amount up to 75% of prior year's net income, so long as the Company's working capital stays above $18,000,000 post distribution. The combined distributions for 2021 and 2022 shall also be limited to 75% of the combined net income of 2020 and 2021.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

The unconsolidated balance sheet is as follows:

LAKE AREA CORN PROCESSORS, LLC
UNCONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$121,244	$58,505
Accounts Receivable - Subsidiary	2,500,000	—
Prepaid expenses	—	24,542
Total current assets	2,621,244	83,047

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investment in Dakota Ethanol	81,870,361	39,554,776
Investments - other	18,581,494	15,234,990
Total other assets	110,847,621	65,185,532

TOTAL ASSETS	$113,468,865	$65,268,579

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Total current liabilities	—	—

LONG-TERM LIABILITIES
Total long-term liabilities	—	—

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	113,468,865	65,268,579

TOTAL LIABILITIES AND MEMBERS' EQUITY	$113,468,865	$65,268,579

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

The unconsolidated statement of operation is as follows:

LAKE AREA CORN PROCESSORS, LLC
UNCONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
EQUITY IN NET INCOME (LOSS) OF CONSOLIDATED SUBSIDIARY	$47,366,330	$1,073,965	$(3,298,638)
OPERATING EXPENSES	83,659	127,978	311,001
INCOME (LOSS) FROM OPERATIONS	47,282,671	945,987	(3,609,639)
OTHER INCOME (EXPENSE)
Interest and other income	7,112	10,737	5,949
Equity in net income (loss) of investments	9,796,503	98,915	(220,494)
Total other income (expense)	9,803,615	109,652	(214,545)
NET INCOME (LOSS)	$57,086,286	$1,055,639	$(3,824,184)

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

The unconsolidated statement of cash flows is as follows:

LAKE AREA CORN PROCESSORS, LLC
UNCONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
OPERATING ACTIVITIES
Net income (loss)	$57,086,286	$1,055,639	$(3,824,184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Distributions in excess of earnings (earnings in excess of distributions) from investments	(3,346,503)	(98,915)	1,220,493
Equity in (net income) loss of consolidated subsidiary	(47,366,330)	(1,073,965)	3,298,638
(Increase) decrease in
Accounts receivable - subsidiary	(2,500,000)	—	—
Prepaid expenses	24,542	(7,456)	(275)
Increase (decrease) in
Accounts payable	—	—	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,897,995	(124,697)	694,672

INVESTING ACTIVITIES
Distributions received from consolidated subsidiary	5,050,744	100,000	750,000
Investment in consolidated subsidiary	—	—	(1,000,000)
Purchase of investments	—	—	(500,000)
Other investing cash inflow (outflow)	—	49,729	41,338
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,050,744	149,729	(708,662)

FINANCING ACTIVITIES
Distributions to members	(8,886,000)	—	—
NET CASH USED FOR FINANCING ACTIVITIES	(8,886,000)	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,739	25,032	(13,990)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58,505	33,473	47,463

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121,244	$58,505	$33,473

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

NOTE 16 - SUBSEQUENT EVENTS

During January 2022, the Company declared a distribution to its members of $14,810,000, or $0.50 per capital unit, to unit holders of record as of January 1, 2022.
During March 2022, Dakota Ethanol committed to an agreement for the design and construction of an additional grain storage bin. The value of the agreement is approximately $4.5 million. The project is expected to be completed during the fourth quarter of 2022.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2021.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Inherent Limitations Over Internal Controls.

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

Management's Annual Report on Internal Control Over Financial Reporting.

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting.

    There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2021 which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

    None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

    Not Applicable.

PART III

ITEM 10.     MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

    The information required by this Item is incorporated by reference to the definitive information statement from our 2022 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2021 fiscal year end on December 31, 2021. This information statement is referred to in this report as the 2022 Information Statement.

ITEM 11.     EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated by reference to the 2022 Information Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

    The information required by this Item is incorporated by reference to the 2022 Information Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE.

    The information required by this Item is incorporated by reference to the 2022 Information Statement.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The information required by this Item is incorporated by reference to the 2022 Information Statement.

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

(3)                                  The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

    The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.2	Amended and restated operating agreement of the registrant.		Filed as Exhibit 3.6 on the registrant's Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.
3.3	First amendment to the amended and restated operating agreement of the registrant.		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on March 19, 2007 and incorporated by reference herein.
3.4	Third Amendment to the Third Amended and Restated Operating Agreement of Lake Area Corn Processors, LLC dated January 9, 2018		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on January 10, 2018 and incorporated by reference herein.
4.1	Description of Securities Registered under Section 12 of the Exchange Act of 1934	X	Filed herewith
10.1	Distillers Grains Marketing Agreement dated July 15, 2008 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2008 and incorporated by reference herein.
10.2	Contribution Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, L.L.C. dated April 1, 2007.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.
10.3	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-K filed with the Commission on March 30, 2007.
10.4	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.
10.5	Employment Agreement between Scott Mundt and Dakota Ethanol, L.L.C. dated April 1, 2009		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 15, 2009 and incorporated by reference herein.
10.6	First Amended and Restated Construction Loan Agreement dated June 18, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.7	Corn Oil Marketing Agreement dated August 11, 2009 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.8	First Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.9	Long Term Reducing Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.10	Operating Line of Credit Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.

10.11	Member Ethanol Fuel Marketing Agreement between Dakota Ethanol, LLC and RPMG, Inc. dated March 26, 2010. +	Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on March 30, 2011 and incorporated by reference herein.
10.12	Second Amendment of First Amended and Restated Construction Loan Agreement dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.13	Operating Line of Credit First Amended and Restated Revolving Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.	Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.14	Long Term Reducing Revolver First Amended and Restated Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.	Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.15	Third Amendment of First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.16	Second Amended and Restated Revolving Promissory Note (Operating Line of Credit) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.17	Second Amended and Restated Promissory Note (Long Term Reducing Revolver) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.18	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Dakota Ethanol, L.L.C. dated August 27, 2012. +	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2012 and incorporated by reference herein.
10.19	Fourth Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.20	Third Amended and Restated Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.	Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.21	Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated May 15, 2013.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2013 and incorporated by reference herein.
10.22	First Amendment to Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated November 20, 2013.	Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on February 27, 2014 and incorporated by reference herein.
10.23	Second Amendment to Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C. dated November 12, 2014	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2014 and incorporated by reference herein.
10.24	2015 Water Purchase Agreement dated December 17, 2014 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.24 on the registrant's Form 10-K filed with the Commission on February 26, 2015 and incorporated by reference herein.
10.25	Third Amendment to Credit Agreement dated May 4, 2015 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2015 and incorporated by reference herein.

10.26	Fourth Amendment to Credit Agreement dated October 28, 2016 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 14, 2016 and incorporated by reference herein.
10.27	Fifth Amendment to Credit Agreement dated August 1, 2017 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2017 and incorporated by reference herein.
10.28	Master Agreement between Owner and Nelson Engineering, Inc. dated November 30, 2017.		Filed as Exhibit 10.28 on the registrant's Form 10-K filed with the Commission on March 2, 2018 and incorporated by reference herein.
10.29	Amended and Restated Credit Agreement dated February 2, 2018 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.29 on the registrant's Form 10-K filed with the Commission on March 2, 2018 and incorporated by reference herein.
10.30	First Amendment to Amended and Restated Credit Agreement dated December 14, 2018 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.30 on the registrant's Form 10-K filed with the Commission on February 28, 2019 and incorporated by reference herein.
10.31	Second Amendment to Amended and Restated Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 14, 2019 and incorporated by reference herein.
10.32	Third Amendment to Amended and Restated Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2020 and incorporated by reference herein.
10.33	Fourth Amendment to Amended and Restated Credit Agreement dated October 11, 2021		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 12, 2021 and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).
+ Confidential Treatment Requested
** Furnished herewith.

ITEM 16.     FORM 10-K SUMMARY.

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	March 3, 2022	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 3, 2022	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 3, 2022	/s/ Ronald Alverson
Ronald Alverson, Manager

Date:	March 3, 2022	/s/ Todd Brown
Todd Brown, Manager

Date:	March 3, 2022	/s/ Randy Hansen
Randy Hansen, Manager

Date:	March 3, 2022	/s/ Rick Kasperson
Rick Kasperson, Manager

Date:	March 3, 2022	/s/ Marty Thompson
Marty Thompson, Manager

Date:	March 3, 2022	/s/ Wayne Backus
Wayne Backus, Manager

Date:	March 3, 2022	/s/ Dave Wolles
Dave Wolles, Manager