Form 10-Q
period 2022-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2022-05-16
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
March 31, 2022
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

As of May 16, 2022, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2022	December 31, 2021*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$192,320	$37,995,310
Accounts receivable	1,006,716	876,949
Accounts receivable (related party)	2,583,679	1,032,541
Inventory	19,589,089	16,410,437
Derivative financial instruments	5,669,859	2,886,831
Prepaid expenses	583,402	733,189
Total current assets	29,625,065	59,935,257

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,738,063	8,738,063
Buildings	9,316,576	9,316,576
Equipment	96,425,915	96,159,927
Construction in progress	3,909,289	1,669,148
	119,264,316	116,758,187
Less accumulated depreciation	(59,919,035)	(58,706,491)
Net property and equipment	59,345,281	58,051,696

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	18,003,298	20,504,842
Other	61,304	65,302
Total other assets	28,460,368	30,965,910

TOTAL ASSETS	$117,430,714	$148,952,863

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2022	December 31, 2021*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$1,921,969	$2,228,284
Accounts payable	6,540,525	25,855,071
Accrued liabilities	514,518	914,994
Derivative financial instruments	1,380,083	1,490,510
Current portion of notes payable	1,000,000	1,000,000
Total current liabilities	11,357,095	31,488,859

LONG-TERM LIABILITIES
Notes payable	5,995,722	3,995,139
Total long-term liabilities	5,995,722	3,995,139

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	100,077,897	113,468,865

TOTAL LIABILITIES AND MEMBERS' EQUITY	$117,430,714	$148,952,863

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

REVENUES	$64,450,894	$48,615,653

COSTS OF REVENUES	61,758,095	41,658,434

GROSS PROFIT	2,692,799	6,957,219

OPERATING EXPENSES	1,247,879	1,251,134

INCOME FROM OPERATIONS	1,444,920	5,706,085

OTHER INCOME (EXPENSE)
Interest and other income	254,548	362,179
Equity in net income (loss) of investments	(1,543)	753,429
Interest expense	(32,726)	(286,163)
Total other income	220,279	829,445

NET INCOME	$1,665,199	$6,535,530

BASIC AND DILUTED EARNINGS PER UNIT	$0.06	$0.22

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.51	$—

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - December 31, 2020	$65,268,579

Net income for the three-month period ended March 31, 2021	6,535,530

Balance - March 31, 2021	$71,804,109

Members' Equity

Balance - December 31, 2021	$113,468,865

Net income for the three-month period ended March 31, 2022	1,665,199

Member distributions	(15,056,167)

Balance - March 31, 2022	$100,077,897

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

OPERATING ACTIVITIES
Net income	$1,665,199	$6,535,530
Adjustments to reconcile net income to cash (used in) operating activities
Depreciation and amortization	1,222,429	1,422,959
Distributions in excess of earnings (earnings in excess of distributions) from investments	2,501,543	(103,429)
(Gain) on disposal of property and equipment	(125,400)	—
(Increase) decrease in
Accounts receivable	819,094	(1,617,758)
Inventory	(3,178,651)	(4,468,766)
Prepaid expenses	149,788	131,451
Derivative financial instruments	(2,893,456)	(2,404,240)
Increase (decrease) in
Accounts payable	(21,814,546)	(13,295,337)
Accrued and other liabilities	(400,476)	40,471
NET CASH (USED IN) OPERATING ACTIVITIES	(22,054,476)	(13,759,119)

INVESTING ACTIVITIES
Purchase of property and equipment	(2,386,032)	(14,544)
NET CASH USED IN INVESTING ACTIVITIES	(2,386,032)	(14,544)

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	(306,315)	1,998,867
Borrowings on notes payable	3,000,000	8,000,000
Payments on notes payable	(1,000,000)	(13,000,000)
Distributions paid to members	(15,056,167)	—
NET CASH USED IN FINANCING ACTIVITIES	(13,362,482)	(3,001,133)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,802,990)	(16,774,796)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,995,310	18,637,811

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$192,320	$1,863,015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $26,844 and $586 in 2022 and 2021, respectively.	$50,316	$237,064
Capital expenditures in accounts payable	37,561	23,815

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2022 AND 2021

NOTE 1    .    NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC (the "Company") and its subsidiary are both South Dakota limited liability companies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2021, contained in the Company's annual report on Form 10-K for 2021 filed with the SEC on March 3, 2022.

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

The following is a description of principal activities from which we generate revenue. The performance obligation that we utilize to allow us to recognize revenue is when control of the promised goods or services under our contracts with our customers are transferred to our customers in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Generally, ethanol and related products are shipped free on board ("FOB") and the control of the goods is transferred to our customers when the goods are loaded into trucks or rail cars are released to the railroad. Consideration is based on predetermined contractual prices or on current market prices.

•sales of ethanol
•sales of distillers grains
•sales of distillers corn oil

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2022 AND 2021

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended March 31
	2022	2021

Revenues ethanol	$48,205,895	$37,043,659
Revenues distillers grains	12,124,702	9,091,251
Revenues distillers corn oil	4,120,297	2,480,743
	$64,450,894	$48,615,653

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company has no significant contract assets or contract liabilities from contracts with customers at March 31, 2022 and December 31, 2021.

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

Electricity, raw materials expense (chemicals and denaturant), direct labor costs and shipping costs on modified and wet distiller's grains are included in cost of revenues.

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
MARCH 31, 2022 AND 2021

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

The carrying amount of trade receivables is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance was $0 as of March 31, 2022 and December 31, 2021.

Investment in commodities contracts, derivative instruments and hedging activities

The Company is exposed to certain risks related to its ongoing business operations.  The primary risks that the Company manages by using forward or derivative instruments are price risks on anticipated purchases of corn and natural gas and the sale of ethanol, distillers grains and distillers corn oil.

The Company is subject to market risk with respect to the price and availability of corn, the principal raw material the Company uses to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn are subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply. The recent crisis in Ukraine may effect the price of corn, and by extension, our business.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of March 31, 2022, the Company was committed to purchasing approximately 7.5 million bushels of corn on a forward contract basis with an average price of $6.62 per bushel. The total corn purchase contracts represent approximately 25% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At March 31, 2022, the Company is committed to purchasing approximately 1,556,000 MMBtus of natural gas with an average price of $3.57 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent approximately 77% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At March 31, 2022, the Company was committed to selling approximately 26,000 dry equivalent tons of distillers grains with an average price of $224 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 12% of the projected annual plant production.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2022 AND 2021

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At March 31, 2022, the Company was committed to selling approximately 2.8 million pounds of distillers corn oil with an average price of $0.75 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 12% of the projected annual plant production.

The Company did not have any firm-priced sales commitments for ethanol as of March 31, 2022.

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

Derivatives not designated as hedging instruments at March 31, 2022 and December 31, 2021 were as follows:

	Balance Sheet Classification	March 31, 2022	December 31, 2021*

Forward contracts in gain position		$3,036,215	$892,509
Futures contracts in gain position		13,713	140,863
Futures contracts in loss position		(2,926,638)	(1,238,560)
Total forward, futures and options contracts		123,290	(205,188)
Cash held by broker		5,546,569	3,092,019
	Current Assets	$5,669,859	$2,886,831

Forward contracts in loss position	Current Liabilities	$(1,380,083)	$(1,490,510)

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

Gains and losses related to derivative contracts related to corn and natural gas are included as a component of costs of revenues.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2022 AND 2021

	Statement of Operations	Three Months Ended March 31,
	Classification	2022	2021
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(8,560,524)	$(3,018,618)
Forward contracts	Cost of Revenues	4,207,196	3,453,945

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill, which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized, if necessary, for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. The Company performs the annual analysis as of December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2021 or through March 31, 2022 on the basis that no triggering events were noted.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair value of derivative financial instruments, lower of cost or net realizable value accounting for inventory, and goodwill impairment evaluation.

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31, 2022, ethanol sales averaged approximately 75% of total revenues, while approximately 19% of revenues were generated from the sale of distillers grains and 6% of revenues were generated from the sale of corn oil. For the three months ended March 31, 2022, corn costs averaged approximately 86% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, unleaded gasoline and the petroleum markets, government programs, global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, shortages, export prices, crude oil prices, currency valuations and government policies in the United States and around the world, over which we have no control. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, and government programs, global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, or global damaging growing

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2022 AND 2021

conditions, such as plant disease or adverse weather, including drought, increased fertilizer costs as well as global conflicts. The Company's risk management program is used to protect against the price volatility of these commodities.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2022 AND 2021

The following tables set forth certain financial data for the Company's operating segments:

	Three Months Ended
	March 31, 2022	March 31, 2021
	unaudited	unaudited
Net Sales
Production	$64,450,894	$48,615,653
Ethanol Producing Equity Method Investments	170,128,327	128,321,129
All Other	4,409,009	3,988,973
Total	238,988,230	180,925,755
Reconciliation	(174,537,336)	(132,310,102)
Consolidated	$64,450,894	$48,615,653

Gross Profit (Loss):
Production	$2,692,799	$6,957,219
Ethanol Producing Equity Method Investments	4,158,879	12,800,241
All Other	2,935,856	2,625,075
Total	9,787,534	22,382,535
Reconciliation	(7,094,735)	(15,425,316)
Consolidated	$2,692,799	$6,957,219

Net Income (Loss):
Production	$1,665,199	$6,535,530
Ethanol Producing Equity Method Investments	(1,472,217)	7,128,994
All Other	1,131,978	853,458
Total	1,324,960	14,517,982
Reconciliation	340,239	(7,982,452)
Consolidated	$1,665,199	$6,535,530

	March 31, 2022	December 31, 2021
	unaudited	audited
Total Assets
Production	$117,430,714	$148,952,863
Ethanol Producing Equity Method Investments	250,748,259	261,642,408
All Other	311,758,950	283,835,871
Total	679,937,923	694,431,142
Reconciliation	(562,507,209)	(545,478,279)
Consolidated	$117,430,714	$148,952,863

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2022 AND 2021

NOTE 4.     INVENTORY

Inventory consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021*
Raw materials	$9,809,315	$7,278,381
Finished goods	6,576,086	6,195,222
Work in process	1,412,532	1,779,170
Parts inventory	1,791,156	1,157,664
	$19,589,089	$16,410,437
*Derived from audited financial statements.

As of March 31, 2022 and December 31, 2021, the Company evaluated inventory for a lower of cost or net realizable value write-down on inventory. The Company determined no write-down was necessary.

NOTE 5.    INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC (RPMG).  The net income, which is reported in the Company’s income statement for RPMG, is based on RPMG’s December 31, 2021 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,685,000 and $1,709,000 as of March 31, 2022 and December 31, 2021, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to operate an ethanol storage terminal in Georgia.  The net income, which is reported in the Company’s income statement for LT, is based on LT’s March 31, 2022 unaudited interim results. The carrying amount of the Company’s investment was approximately $286,000 and $215,000 as of March 31, 2022 and December 31, 2021, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota.  The net income, which is reported in the Company’s income statement for GH, is based on GH’s March 31, 2022 unaudited interim results. The carrying amount of the Company’s investment was approximately $3,169,000 and $5,714,000 as of March 31, 2022 and December 31, 2021, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income, which is reported in the Company’s income statement for GEM, is based on GEM’s March 31, 2022 unaudited interim results. The carrying amount of the Company’s investment was approximately $90,000 and $90,000 as of March 31, 2022 and December 31, 2021, respectively.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy and Feeds, LLC (REF), a partnership to operate an ethanol plant in South Dakota.  The net income, which is reported in the Company’s income statement for REF, is based on REF’s March 31, 2022 unaudited interim results. The carrying amount of the Company’s investment was approximately $12,773,000 and $12,778,000 as of March 31, 2022 and December 31, 2021, respectively. REF commenced operations during 2019. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $985,000. The excess is comprised of a basis adjustment of approximately $404,000 and capitalized interest of $581,000. The excess is amortized over 20 years from May 2019, the time the plant became operational.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2022 AND 2021

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	March 31, 2022	December 31, 2021
Current Assets	$389,554,690	$370,470,221
Other Assets	172,952,519	179,230,853
Current Liabilities	303,175,878	308,504,144
Long-term Liabilities	81,900,443	44,248,272
Members' Equity	177,430,889	196,948,658

	Three Months Ended
Income Statement	March 31, 2022	March 31, 2021
Revenue	$174,537,336	$132,310,102
Gross Profit	7,094,735	15,425,316
Net Income	(340,239)	7,982,452
The following table shows the condensed financial information of Guardian Energy Hankinson; the investment in which represents greater than 10% of the Company's income as of March 31, 2022.

Balance Sheet	March 31, 2022	December 31, 2021
Current Assets	$52,850,158	$43,793,006
Other Assets	50,320,381	54,451,233
Current Liabilities	20,480,219	34,990,527
Long-term Liabilities	51,002,692	6,115,092
Members' Equity	31,687,628	57,138,620

	Three Months Ended
Income Statement	March 31, 2022	March 31, 2021
Revenue	$109,398,742	$89,540,898
Gross Profit	370,244	5,879,483
Net Income	(450,990)	4,908,868
The following table shows the condensed financial information of Ring-neck Energy & Feed; the investment in which represents greater than 10% of the Company's assets as of March 31, 2022.

Balance Sheet	March 31, 2022	December 31, 2021
Current Assets	$26,752,296	$44,893,050
Other Assets	120,825,424	122,727,914
Current Liabilities	11,939,582	23,595,688
Long-term Liabilities	30,897,751	38,133,180
Members' Equity	104,740,388	105,892,096

	Three Months Ended
Income Statement	March 31, 2022	March 31, 2021
Revenue	$60,729,585	$38,780,231
Gross Profit	3,788,635	6,920,758
Net Income	(1,021,227)	2,220,126

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2022 AND 2021

The Company recorded equity in net income (loss) of approximately $(1,500) and $753,000 from our investments for the three months ended March 31, 2022, and 2021, respectively.

NOTE 6.    REVOLVING PROMISSORY NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Dakota Ethanol amended the note agreement with FCSA in June of 2020 and October of 2021. Under the amendments, the available credit under the revolving operating note was reduced to $2,000,000. There is a non-use fee of 0.25% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2023. Interest on the outstanding principal balance will accrue at 305 basis points above the SOFR 30-day average rate. The interest rate is not subject to a floor. The rate was 3.10% at March 31, 2022. On March 31, 2022, Dakota Ethanol had no balance outstanding and approximately $2,000,000 available to be drawn on the revolving promissory note.

NOTE 7.    LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment on August 1, 2020 was deferred after the note was amended with FCSA and is now due on August 1, 2025. The note matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30-day average rate. The interest rate is not subject to a floor. The rate was 3.35% at March 31, 2022. On March 31, 2022, Dakota Ethanol had $5,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. Dakota Ethanol amended the note agreement with FCSA in June of 2020. The amendment increased the available credit on the reducing revolving note to $48,000,000. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30-day average rate. The interest rate is not subject to a floor. The rate was 3.35% at March 31, 2022. The note contains a non-use fee of 0.50% on the unused portion of the note. The loan was amended with FCSA on October 11, 2021. Under the amendment, the interest accrual will be measured using the Secured Overnight Financing Rate (SOFR) 30-Day Average Rate. On March 31, 2022, Dakota Ethanol had $2,000,000 outstanding and $42,500,000 available to be drawn on the note.

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

The balances of the notes payable are as follows. The balances reflect the updated agreement:

	March 31, 2022	December 31, 2021
Notes Payable - FCSA	$7,000,000	$5,000,000
Less unamortized debt issuance costs	(4,278)	(4,861)
	6,995,722	4,995,139
Less current portion	(1,000,000)	(1,000,000)
	$5,995,722	$3,995,139
*Derived from audited financial statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2022 AND 2021

Principal maturities for the next five years are estimated as follows.

Periods Ending March 31,	Principal
2023	$1,000,000
2024	1,000,000
2025	1,000,000
2026	4,000,000
$7,000,000

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2022 AND 2021

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
March 31, 2022

Assets:
Derivative financial instruments, futures and options contracts	$13,713	$13,713	$—	$—
Forward contracts	$3,036,215	$—	$3,036,215	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$2,926,638	$2,926,638	$—	$—
Forward contracts	$1,380,083	$—	$1,380,083	$—

December 31, 2021*

Assets:
Derivative financial instruments, futures and options contracts	$140,863	$140,863	$—	$—
Forward contracts	$892,509	$—	$892,509	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$1,238,560	$1,238,560	$—	$—
Forward contracts	$1,490,510	$—	$1,490,510	$—

*Derived from audited financial statements.

During the three months ended March 31, 2022, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of March 31, 2022 and December 31, 2021, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2022 and December 31, 2021.

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

The carrying amount of long-term obligations (level 3) at March 31, 2022 of $7,000,000 had an estimated fair value of approximately $7,000,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2021 of $5,000,000 had an estimated fair value of approximately $5,000,000.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2022 AND 2021

NOTE 9.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 5% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues. The Company also purchases denaturant from RPMG.
Revenues and marketing fees related to the agreements as well as denaturant purchases are as follows:

	Three Months Ended March 31,
	2022	2021

Revenues ethanol	$48,282,029	$37,107,397
Revenues distillers dried grains	3,361,155	2,384,468
Revenues corn oil	4,134,608	2,493,906
Marketing fees ethanol	(76,134)	(63,738)
Marketing fees distillers dried grains	(16,919)	(13,272)
Marketing fees corn oil	(14,311)	(13,163)
Denaturant purchases	686,120	795,340

	March 31, 2022	December 31, 2021*
Amounts due to RPMG	$39,062	$79,909
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. Corn purchases from these related parties during the three months ended March 31, 2022 and 2021 totaled approximately $159,000 and $248,000, respectively. As of March 31, 2022 and December 31, 2021, the Company had no outstanding obligations to these related parties.
NOTE 10 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Capital Expenditures - Dakota Ethanol has committed to a contract for the design and construction of a new 2 million gallon ethanol storage tank. The value of the construction is approximately $2.2 million, of which approximately $1.0 million is outstanding as of March 31, 2022. The project is expected to be completed during the fourth quarter of 2022. The Company has committed to a contract for the design and construction of an eighth fermentor. The value of the construction is approximately $3.1 million, of which approximately $1.4 million is outstanding as of March 31, 2022. The project is expected to be completed during the third quarter of 2022. The Company has also committed to a contract for the design and construction of an additional grain storage bin. The value of the contracted construction is approximately $5.6 million, of which approximately $3.3 million is outstanding as of March 31, 2022. The project is expected to be completed during the fourth quarter of 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2022, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2021, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks, including the growing crisiss in Ukraine, and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the three months ended March 31, 2022 and March 31, 2021:

	2022		2021
Income Statement Data	Amount	%	Amount	%
Revenues	$64,450,894	100.0	$48,615,653	100.0

Cost of Revenues	61,758,095	95.8	41,658,434	85.7

Gross Profit	2,692,799	4.2	6,957,219	14.3

Operating Expense	1,247,879	2.0	1,251,134	2.6

Income from Operations	1,444,920	2.2	5,706,085	11.7

Other Income (Expense)	220,279	0.3	829,445	1.7

Net Income	$1,665,199	2.5	$6,535,530	13.4

Revenues

Revenue from ethanol sales increased by approximately 30.1% during the three months ended March 31, 2022 compared to the same period of 2021 due to increased average prices that we received for our ethanol during the 2022 period. Revenue from distillers grains sales increased by approximately 33.4% during the three months ended March 31, 2022 compared to the same period of 2021 due primarily to increased average prices that we received for our distillers grains and increased tons of distillers grains sold. Revenue from corn oil sales increased by approximately 66.1% during the three months ended March 31, 2022 compared to the same period of 2021 due primarily to increased average prices that we received for corn oil sold during the 2022 period.
Ethanol

Our ethanol revenue was approximately $11.2 million higher during our three months ended March 31, 2022 compared to the three months ended March 31, 2021, an increase of approximately 30.1%. This increase in ethanol revenue was due primarily to an increase in the average price that we received per gallon of ethanol sold during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. We sold approximately 3.3% more gallons of ethanol during the three months ended March 31, 2022 compared to the same period of 2021, an increase of approximately 725,000 gallons. The increase is due primarily to increased sales of ethanol inventory during the three months ended March 31, 2022.
The average price we received for our ethanol was approximately $0.44 higher per gallon during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, an increase of approximately 26.0%. Management attributes this increase in ethanol prices during the three months ended March 31, 2021 to higher gasoline prices along with increasing gasoline demand. Since ethanol is blended with gasoline, when gasoline price and demand are higher it has a corresponding impact on ethanol price and demand. Management also believes that higher corn prices during the 2022 period had an impact on ethanol prices.

Distillers Grains

    Our total distillers grains revenue was approximately 33.4% higher during the three months ended March 31, 2022 compared to the same period of 2021 due primarily to increased average prices received for our distillers grains. We sold approximately 11.6% more total tons of distillers grains during the three months ended March 31, 2022 compared to the same period of 2021 primarily due to increased dried distillers grains production caused by increased market demand during the 2022 period.

    The average price we received for our dried distillers grains was approximately 15.2% higher during the three months ended March 31, 2022 compared to the same period of 2021, an increase of approximately $26.13 per ton. Management attributes the increase in dried distillers grains prices during the three months ended March 31, 2022 to increases in the domestic price of corn and natural gas. The average price we received for our modified/wet distillers grains, on a dry-equivalent basis, was approximately 21.5% higher for the three months ended March 31, 2022 compared to the same period of 2021, an increase of approximately $39.16 per ton. Management attributes this increase in modified/wet distillers grains prices with higher corn prices in the market and increased natural gas prices.

    Corn Oil

    Our total corn oil revenue was approximately 66.1% higher during the three months ended March 31, 2022 compared to the same period of 2021 due primarily to increased prices received for our corn oil. Our total pounds of corn oil sold increased by approximately 5.9% during the three months ended March 31, 2022 compared to the same period of 2021, an increase of approximately 368,000 pounds. We produced more corn oil due to increased oil extraction proficiency during the 2022 period compared to the three months ended March 31, 2021.

    The average price per pound we received for our corn oil was higher by approximately 56.9% for the three months ended March 31, 2022 compared to the same period of 2021 due primarily to demand from the renewable diesel industry for corn oil along with higher soybean oil prices.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 45.6% higher for the three months ended March 31, 2022 compared to the same period of 2021 due to significantly increased corn prices during the 2022 period.

Our average cost per bushel of corn increased by approximately 43.2% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. We consumed approximately 1.7% more bushels of corn during the three months ended March 31, 2022 compared to the same period of 2021 that resulted in slightly less production at the ethanol plant. Management attributes the increased corn cost per bushel to significantly higher market corn prices and decreased corn availability during our 2022 fiscal period. Management anticipates corn prices to remain higher until the harvest of 2022 begins. After harvest, corn prices are expected to remain stable for the remainder of our 2022 fiscal year.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $414,000, an increase of approximately 20.8%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was due to higher natural gas costs per MMBtu offset partially by less natural gas usage during the three months ended March 31, 2022 compared to the same period of 2021.

Our average cost per MMBtu of natural gas during the three months ended March 31, 2022 was approximately 22.8% more compared to the cost per MMbtu for the three months ended March 31, 2021. Management attributes this increase in our average natural gas costs to higher market natural gas prices due to high demand and supply shortages.

The volume of natural gas we used decreased by approximately 1.6% during the three months ended March 31, 2022 compared to the same period of 2021.

Operating Expenses

Our operating expenses were comparable for the three months ended March 31, 2022 compared to the same period of 2021 due primarily to decreased wages and benefits offset by increased professional fees.

Other Income and Expense

Our other income decreased during the three months ended March 31, 2022 compared to the same period of 2021 due to lower income on investments during the three months ended March 31, 2022. We had less income from our investments during the three months ended March 31, 2022 compared to the same period of 2021 due to lower profitability in the ethanol sector. We had less interest expense during the three months ended March 31, 2022 compared to the same period of 2021 due to lower carrying balances on outstanding debt.

Changes in Financial Condition for the Three Months Ended March 31, 2022

Current Assets

    Our cash on hand at March 31, 2022 was less compared to December 31, 2021 due to deferred corn payments and member distribution payments which we made in January 2022. We had greater accounts receivable at March 31, 2022 compared to December 31, 2021 due to the timing of our quarter end and the payments received related to the shipments of our products. The value of our inventory was greater at March 31, 2022 compared to December 31, 2021 due to more corn inventory on hand as well as higher corn and ethanol prices which increase the value of our inventory. The asset value of our derivative instruments was greater at March 31, 2022 compared to December 31, 2021, primarily because we had more cash in our margin account as of March 31, 2022 compared to December 31, 2021. We had less prepaid expenses at March 31, 2022 compared to December 31, 2021 due to amortization of our insurance premiums.

Property and Equipment

    The value of our property and equipment was more at March 31, 2022 compared to December 31, 2021 primarily as a result of new construction currently in progress for an additional grain bin, ethanol storage tank, and additional fermentor.

Other Assets

    The value of our investments was lower at March 31, 2022 compared to December 31, 2021 due to distributions in excess of earnings from our investments during the three months ended March 31, 2022.

Current Liabilities

    We had less outstanding checks in excess of bank balances at March 31, 2022 compared to December 31, 2021. We use our revolving loan to pay any checks that are presented for payment which exceed the cash we have available in our accounts. Our accounts payable were lower at March 31, 2022 compared to December 31, 2021 due primarily to decreased corn payables at March 31, 2022 compared to December 31, 2021 as the deferred payments were paid during the first quarter of 2022. Our derivative instrument liability was lower at March 31, 2022 compared to December 31, 2021 due to corn price changes, which impacted our derivative instruments. The current portion of our notes payable was unchanged at March 31, 2022 compared to December 31, 2021.

Long-Term Liabilities

    Our long-term liabilities were higher at March 31, 2022 compared to December 31, 2021 due to increased borrowing on our available credit.

Liquidity and Capital Resources

    Our main sources of liquidity are cash from our continuing operations, distributions we receive from our investments and amounts we have available to draw on our revolving credit facilities. Management does not anticipate that we will need to raise additional debt or equity financing in the next twelve months and management believes that our current sources of liquidity will be sufficient to continue our operations during that time period. We anticipate that any capital expenditures we undertake will be paid out of cash from operations and existing loans and will not require any additional debt or equity financing.

    Currently, we have two revolving loans, which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of March 31, 2022, we had $2,000,000 outstanding and $44,500,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations for the next twelve months.

The following table shows cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) operating activities	$(22,054,476)	$(13,759,119)
Net cash (used in) investing activities	(2,386,032)	(14,544)
Net cash (used in) financing activities	(13,362,482)	(3,001,133)

Cash Flow From Operations. Our operating activities used more cash during the three months ended March 31, 2022 compared to the same period of 2021, due primarily to decreased net income and more cash used by accounts payable partially offset by an decrease in accounts receivable during the 2022 period.

    Cash Flow From Investing Activities. Our investing activities used more cash during the three months ended March 31, 2022 compared to the same period of 2021, due to the construction of an additional grain bin, ethanol storage tank, and additional fermentor.

Cash Flow From Financing Activities. Our financing activities used more cash during the three months ended March 31, 2022 compared to the same period of 2021, due primarily to distributions paid to members during the 2022 period.

Plans for Cash in the Short Term and in the Long Term

In the next 12 months, the Company plans to reinvest its cash into current business operations and to use cash for the design and construction of an eighth fermentor and the design and construction of an additional grain storage bin. The Company will also use its cash for Dakota Ethanol's design and construction of a 2 million gallon ethanol storage tank. In the long term, the Company plans to reinvest its cash into current business operations and may provide further distributions to its members.

Indebtedness

We maintain a comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

On October 11, 2021, we entered into a Fourth Amendment to the credit agreement (the "Fourth Amendment"). Under the Fourth Amendment, the operating lines's maturity date was extended to November 1, 2023. Interest on the outstanding principal balance of the operating line will accrue at the Secured Overnight Financing Rate ("SOFR") 30-Day Average Rate plus 305 basis points. The available credit on the reducing revolving note is $44,500,000. Interest on the outstanding principal balance of the revolving loan and term loan will accrue at the SOFR 30-Day Average Rate plus 330 basis points. The working capital covenant was increased to $13,500,000, and the net worth covenant was increased to $28,000,0000. Dakota Ethanol may make distributions in an amount up to 75% of prior year's net income, so long as the Company's working capital stays above $18,000,000 post distribution. The combined distributions for 2021 and 2022 shall also be limited to 75% of the combined net income of 2020 and 2021.

Operating Line

    Dakota Ethanol has a revolving promissory note from FCSA in an amount up to $2,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 305 basis points above the SOFR 30-Day Average Rate and is not subject to a floor. The rate was 3.1% at March 31, 2022. There is a non-use fee of 0.25% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2023. On March 31, 2022, Dakota Ethanol had $0 outstanding and $2,000,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

    Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $46,250,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at the SOFR 30-Day Average Rate plus 330 basis points. The interest rate is not subject to a floor. The rate was 3.35% at March 31, 2022. The note contains a non-use fee of 0.5% on the unused portion of the note. On March 31, 2022, Dakota Ethanol had $2,000,000 outstanding and $44,500,000 available to be drawn on the note.

2017 Term Loan

    On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment that was due in August 2020 was deferred to August 2025. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30-Day Average Rate and is not subject to a floor. The rate was 3.35% at March 31, 2022. On March 31, 2022, Dakota Ethanol had $5,000,000 outstanding on the note.

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

    As of March 31, 2022, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

    We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of March 31, 2022, we had $7,000,000 outstanding on our variable interest rate loans with interest accruing at a rate of 3.35%. Our variable interest rates are calculated by adding a set basis to the SOFR 30-Day Average Rate. If we were to experience a 10% increase in the SOFR 30-Day Average Rate, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2022, would be approximately $350.

Commodity Price Risk

We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of revenues. Our exposure to commodity price risk may be heightened due to the crisis in Ukraine.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $4,389,000 related to derivative instruments for the quarter ended March 31, 2022. We recorded a combined decrease to our cost of revenues of approximately $435,000 related to derivative instruments for the quarter ended March 31, 2021. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of March 31, 2022, we were committed to purchasing approximately 7.5 million bushels of corn with an average price of $6.62 per bushel. These corn purchases represent approximately 25% of our projected plant corn usage for the next 12 months.

As of March 31, 2022, we were committed to purchasing approximately 1,556,000 MMBtus of natural gas with an average price of $3.57 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 77% of the projected annual plant requirements.

As of March 31, 2022, we were committed to selling approximately 26,000 dry equivalent tons of distillers grains with an average price of $224 per ton. The distillers grains sales represent approximately 12% of the projected annual plant production.

As of March 31, 2022, we were committed to selling approximately 2.8 million pounds of distillers corn oil with an average price of $0.75 per pound.  The distillers corn oil sales represent approximately 12% of the projected annual plant production.

    We did not have any firm-priced sales commitments for ethanol as of March 31, 2022.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2022, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2022. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$20,976,000
Corn	27,171,197	Bushels	10%	$19,264,378
Natural Gas	514,000	MMBTU	10%	$290,410

For comparison purposes, our sensitivity analysis for our quarter ended March 31, 2021 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$16,560,000
Corn	28,610,522	Bushels	10%	$15,712,898
Natural Gas	1,980,000	MMBTU	10%	$516,384

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

    Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

    The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

The Company faces risks related to international conflicts, such as the ongoing conflict between Russia and Ukraine, that may adversely impact the Company's financial condition or results of operations.

In late February of 2022, Russia initiated a military operation in Ukraine. The Black Sea region is a key international grain and fertilizer export market and the conflict between Russia and Ukraine could continue to disrupt supply and logistics, cause volatility in prices, and impact global margins due to increased commodity, energy, and input costs. The Company currently does not purchase products directly from this region, however, the impact to the global supply could put the Company’s ability to secure product at risk over time.

To the extent the conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening other risks disclosed in Part I, “Item 1A. Risk Factors” in the Company's 2021 Annual Report on Form 10-K, any of which could materially and adversely affect the Company's financial condition and results of operations. However, due to the continually evolving nature of the conflict, the potential impact that the conflict could have on such risk factors, and others that cannot yet be identified, remains uncertain. The Company continues to monitor the conflict and assess alternatives to mitigate these risks.

Inflation, including as a result of commodity price inflation or supply chain constraints due to the war in Ukraine, may adversely impact our results of operations.

We have experienced inflationary impacts on business expenses. Commodity prices in particular have risen significantly over the past year. Inflation and its negative impacts could escalate in future periods.

Ukraine is the third largest exporter of grain in the world. Russia is one of the largest producers of natural gas and oil and is the largest exporter of fertilizers. The commodity price impact of the war in Ukraine has been a sharp and sustained rise in grain and energy prices, including corn and natural gas. In addition, the war in Ukraine has adversely affected and may continue to adversely affect global supply chains resulting in further commodity price inflation for our production inputs. Lower fertilizer supplies may also impact future growing seasons, further impacting grain supplies and prices. Also, given high global grain prices, U.S. farmers may prefer to lock in prices and export additional volumes, reducing domestic grain supplies and resulting in further inflationary pressures.

We may not be able to include these additional costs in the prices of the products we sell. As a result, inflation may have a material adverse effect on our results of operations and financial condition.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels and/or the impact of sanctions on Russia related to the war in Ukraine may have a significant impact on natural gas commodity prices.

The Organization of Petroleum Exporting Countries and their allies (collectively, OPEC+), is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC+ members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC+ and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC+ considered extending and potentially increasing these oil production cuts, however these negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed oil production cuts expired on April 1, 2020. These actions led to an immediate and steep decrease in oil prices. Conversely, sanctions imposed on Russia in the last few months have increased prices. There can be no assurance that OPEC+ members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that sanctions or other global conflicts will not further impact oil prices. Uncertainty regarding future sanctions or actions to be taken by OPEC+ members or other oil exporting countries could lead to increased volatility in the price of oil and natural gas, which could adversely affect our business, future financial condition and results of operations.

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

LAKE AREA CORN PROCESSORS, LLC

Date:	May 16, 2022	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2022	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)