Form 10-Q
period 2022-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2022-08-15
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
June 30, 2022
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

As of August 15, 2022, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2022	December 31, 2021*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$15,224,639	$37,995,310
Accounts receivable	593,295	876,949
Accounts receivable (related party)	1,474,550	1,032,541
Inventory	20,925,271	16,410,437
Derivative financial instruments	7,189,948	2,886,831
Prepaid expenses	409,485	733,189
Total current assets	45,817,188	59,935,257

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,738,063	8,738,063
Buildings	9,316,576	9,316,576
Equipment	96,461,492	96,159,927
Construction in progress	6,148,920	1,669,148
	121,539,524	116,758,187
Less accumulated depreciation	(61,145,350)	(58,706,491)
Net property and equipment	60,394,174	58,051,696

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	19,601,636	20,504,842
Other	57,306	65,302
Total other assets	30,054,708	30,965,910

TOTAL ASSETS	$136,266,070	$148,952,863

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2022	December 31, 2021*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$7,086,107	$2,228,284
Accounts payable	8,001,766	25,855,071
Accrued liabilities	816,931	914,994
Derivative financial instruments	4,163,089	1,490,510
Current portion of notes payable	1,000,000	1,000,000
Total current liabilities	21,067,893	31,488,859

LONG-TERM LIABILITIES
Notes payable	3,997,306	3,995,139
Total long-term liabilities	3,997,306	3,995,139

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	111,200,871	113,468,865

TOTAL LIABILITIES AND MEMBERS' EQUITY	$136,266,070	$148,952,863

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

REVENUES	$75,437,299	$64,238,127	$139,888,192	$112,853,779

COSTS OF REVENUES	66,601,639	54,770,073	128,359,733	96,428,506

GROSS PROFIT	8,835,660	9,468,054	11,528,459	16,425,273

OPERATING EXPENSES	1,152,015	1,276,095	2,399,894	2,527,229

INCOME FROM OPERATIONS	7,683,645	8,191,959	9,128,565	13,898,044

OTHER INCOME (EXPENSE)
Interest and other income	1,242,944	944,424	1,497,493	1,306,603
Equity in net income of investments	2,228,338	1,184,130	2,226,795	1,937,559
Interest expense	(31,953)	(261,861)	(64,680)	(548,024)
Total other income	3,439,329	1,866,693	3,659,608	2,696,138

NET INCOME	$11,122,974	$10,058,652	$12,788,173	$16,594,182

BASIC AND DILUTED EARNINGS PER UNIT	$0.38	$0.34	$0.43	$0.56

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$—	$0.51	$—

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - December 31, 2020	$65,268,579

Net income for the three-month period ended March 31, 2021	6,535,530

Balance - March 31, 2021	71,804,109

Net income for the three-month period ended June 30, 2021	10,058,652

Balance - June 30, 2021	$81,862,761

Members' Equity

Balance - December 31, 2021	$113,468,865

Net income for the three-month period ended March 31, 2022	1,665,199

Member distributions	(15,056,167)

Balance - March 31, 2022	100,077,897

Net income for the three-month period ended June 30, 2022	11,122,974

Balance - June 30, 2022	$111,200,871

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

OPERATING ACTIVITIES
Net income	$12,788,173	$16,594,182
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	2,453,326	2,849,484
Distributions in excess of earnings (earnings in excess of distributions) from investments	903,205	(1,287,559)
(Gain) on disposal of property and equipment	(125,400)	—
(Gain) on forgiveness of notes payable	—	(778,400)
(Increase) decrease in
Accounts receivable	2,341,645	(2,357,855)
Inventory	(4,514,833)	(9,818,206)
Prepaid expenses	323,703	244,705
Derivative financial instruments	(1,630,539)	(2,286,070)
Increase (decrease) in
Accounts payable	(20,353,304)	(12,144,744)
Accrued and other liabilities	(98,062)	209,034
NET CASH USED IN OPERATING ACTIVITIES	(7,912,086)	(8,775,429)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,661,241)	(158,262)
NET CASH USED IN INVESTING ACTIVITIES	(4,661,241)	(158,262)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	4,857,823	2,728,639
Borrowings on notes payable	13,498,000	18,008,000
Payments on notes payable	(13,497,000)	(29,000,000)
Distributions paid to members	(15,056,167)	—
NET CASH USED IN FINANCING ACTIVITIES	(10,197,344)	(8,263,361)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,770,671)	(17,197,052)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,995,310	18,637,811

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,224,639	$1,440,759

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $69,414 and $525 in 2022 and 2021, respectively.	$54,216	$526,701

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022 AND 2021

NOTE 1    .    NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC (the "Company") and its wholly owned subsidiary, Dakota Ethanol, LLC ("Dakota Ethanol") are both South Dakota limited liability companies.

The Company owns and manages Dakota Ethanol, a 90 million-gallon (annual nameplate capacity) ethanol plant, located near Wentworth, South Dakota. Dakota Ethanol sells ethanol and related products to customers located in North America.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for a full year.

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

Revenue Recognition

ASC Topic 606, Revenue from Contracts with Customers requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company generally recognizes revenue at one point in time, as more thoroughly described below. The Company's contracts with customers have one performance obligation and a contract duration of one year or less.

The following is a description of principal activities from which we generate revenue:

•sales of ethanol
•sales of distillers grains
•sales of distillers corn oil
•
We recognize revenue when control of the promised goods or services under our contracts are transferred to our customers in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Generally, ethanol and related products are shipped free on board ("FOB") and the control of the goods is transferred to our customers when the

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022 AND 2021

goods are loaded into trucks or rail cars are released to the railroad. Consideration is based on predetermined contractual prices or on current market prices.

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended June 30		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues ethanol	$57,572,423	$49,954,234	$105,778,318	$86,997,893
Revenues distillers grains	12,915,406	10,984,294	25,040,108	20,075,545
Revenues distillers corn oil	4,949,470	3,299,599	9,069,766	5,780,341
	$75,437,299	$64,238,127	$139,888,192	$112,853,779

Contract assets and contract liabilities:

The Company receives payments from customers based on contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company has no significant contract assets or contract liabilities from contracts with customers at June 30, 2022 and December 31, 2021.

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

Reporting Segment

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company has determined that it has six operating segments that give rise to two reportable segments. See "Note 3 - Segments" in our Notes to Consolidated Financial Statements.

Costs of Revenues

The primary raw materials we use to produce ethanol, distillers grains and corn oil are corn and natural gas.

Electricity, raw materials expense (chemicals and denaturant), direct labor costs, and shipping costs on modified and wet distiller's grains are included in cost of revenues.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022 AND 2021

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

The carrying amount of trade receivables is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance was $0 as of June 30, 2022 and December 31, 2021.

Investment in commodities contracts, derivative instruments and hedging activities

The Company is exposed to certain risks related to its ongoing business operations including price risks on anticipated purchases of corn, natural gas, the sale of ethanol, distillers grains and distillers corn oil.  The Company manages these risks by using forward or derivative instruments.

The Company is subject to market risk with respect to the price and availability of corn, the principal raw material the Company uses to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, can present unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn are subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply. Additionally, the recent crisis in Ukraine may effect the price of corn, and by extension, our business.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of June 30, 2022, the Company was committed to purchasing approximately 7.4 million bushels of corn on a forward contract basis with an average price of $7.05 per bushel. The total corn purchase contracts represent approximately 25% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At June 30, 2022, the Company is committed to purchasing approximately 1,283,000 MMBtus of natural gas with an average price of $3.60 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent approximately 63% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At June 30, 2022, the Company was committed to selling approximately 20,000 dry equivalent tons of distillers

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022 AND 2021

grains with an average price of $242 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 9% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At June 30, 2022, the Company was committed to selling approximately 1.7 million pounds of distillers corn oil with an average price of $0.78 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 8% of the projected annual plant production.

The Company did not have any firm-priced sales commitments for ethanol as of June 30, 2022.

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

Derivatives not designated as hedging instruments at June 30, 2022 and December 31, 2021 were as follows:

	Balance Sheet Classification	June 30, 2022	December 31, 2021*

Forward contracts in gain position		$798,563	$892,509
Futures contracts in gain position		3,807,900	140,863
Futures contracts in loss position		(722,375)	(1,238,560)
Total forward, futures and options contracts		3,884,088	(205,188)
Cash held by broker		3,305,860	3,092,019
	Current Assets	$7,189,948	$2,886,831

Forward contracts in loss position	Current Liabilities	$(4,163,089)	$(1,490,510)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022 AND 2021

	Statement of Operations	Three Months Ended June 30,
	Classification	2022	2021
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$3,157,895	$(8,207,255)
Forward contracts	Cost of Revenues	(2,816,323)	6,650,381

	Statement of Operations	Six Months Ended June 30,
	Classification	2022	2021
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(5,402,629)	$(11,225,875)
Forward contracts	Cost of Revenues	1,390,873	10,104,326

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill, which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized, if necessary, for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. The Company performs the annual analysis as of December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2021 or through June 30, 2022 on the basis that no triggering events were noted.

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

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended June 30, 2022, ethanol sales averaged approximately 76% of total revenues, while approximately 17% of revenues were generated from the sale of distillers grains and 7% of revenues were generated from the sale of corn oil. For the six months ended June 30, 2022, ethanol sales averaged approximately 76% of total revenues, while approximately 18% of revenues were generated from the sale of distiller grains and 6% of revenues were generated from the sale of corn oil.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022 AND 2021

The Company's operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, unleaded gasoline and the petroleum markets, government programs, global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, shortages, export prices, crude oil prices, currency valuations and government policies in the United States and around the world, over which we have no control. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, and government programs, global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, or global damaging growing conditions, such as plant disease or adverse weather, including drought, increased fertilizer costs as well as global conflicts. The Company's risk management program is used to protect against the price volatility of these commodities.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. Quarantines, labor shortages, and other disruptions to the Company’s operations, and those of its customers, adversely impacted the Company’s revenues, ability to provide its services and operating results. Any future quarantines, labor shortages, or other disruptions to the Company's operations, or those of its customers may adversely impact the Company's revenues, ability to provide its services and operating results. Like the COVID-19 pandemic, any significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could affect demand for its goods and services. The extent to which COVID-19 will impact the Company’s long-term results will depend on future developments, which are highly uncertain and cannot be predicted, including new developments regarding continued distribution of the COVID-19 vaccine, new information which may emerge concerning the severity of the coronavirus, prevalence of new COVID-19 cases and variants and actions taken to contain the coronavirus or its impact, among others.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022 AND 2021

The following tables set forth certain financial data for the Company's operating segments:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	unaudited	unaudited	unaudited	unaudited
Net Sales
Production	$75,437,299	$64,238,127	$139,888,192	$112,853,779
Ethanol Producing Equity Method Investments	194,642,440	164,027,153	364,770,767	292,348,281
All Other	4,372,447	4,226,582	8,781,456	8,215,555
Total	274,452,186	232,491,862	513,440,415	413,417,615
Reconciliation	(199,014,887)	(168,253,735)	(373,552,223)	(300,563,836)
Consolidated	$75,437,299	$64,238,127	$139,888,192	$112,853,779

Gross Profit:
Production	$8,835,660	$9,468,054	$11,528,459	$16,425,273
Ethanol Producing Equity Method Investments	20,013,792	14,522,776	24,172,671	27,323,018
All Other	3,004,322	2,627,783	5,940,178	5,252,858
Total	31,853,774	26,618,613	41,641,308	49,001,149
Reconciliation	(23,018,114)	(17,150,559)	(30,112,849)	(32,575,876)
Consolidated	$8,835,660	$9,468,054	$11,528,459	$16,425,273

Net Income:
Production	$11,122,974	$10,058,652	$12,788,173	$16,594,182
Ethanol Producing Equity Method Investments	21,581,560	10,175,037	20,109,343	17,304,031
All Other	1,108,979	1,806,780	2,240,957	2,660,238
Total	33,813,513	22,040,469	35,138,473	36,558,451
Reconciliation	(22,690,539)	(11,981,817)	(22,350,300)	(19,964,269)
Consolidated	$11,122,974	$10,058,652	$12,788,173	$16,594,182

	June 30, 2022	December 31, 2021
	unaudited	audited
Total Assets
Production	$136,266,070	$148,952,863
Ethanol Producing Equity Method Investments	243,200,665	261,642,408
All Other	320,775,132	283,835,871
Total	700,241,867	694,431,142
Reconciliation	(563,975,797)	(545,478,279)
Consolidated	$136,266,070	$148,952,863

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022 AND 2021

NOTE 4.     INVENTORY

Inventory consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021*
Raw materials	$11,717,978	$7,278,381
Finished goods	5,758,609	6,195,222
Work in process	1,998,740	1,779,170
Parts inventory	1,449,944	1,157,664
	$20,925,271	$16,410,437
*Derived from audited financial statements.

As of June 30, 2022 and December 31, 2021, the Company recorded a lower of cost or net realizable value write-down on finsihed goods inventory of approximately $1,200 and $0, respectively.

NOTE 5.    INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC ("RPMG").  The net income, which is reported in the Company’s income statement for RPMG, is based on RPMG’s March 31, 2022 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,709,000 as of June 30, 2022 and December 31, 2021, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC ("LT"), a partnership to operate an ethanol storage terminal in Georgia.  The net income, which is reported in the Company’s income statement for LT, is based on LT’s June 30, 2022 unaudited interim results. The carrying amount of the Company’s investment was approximately $348,000 and $215,000 as of June 30, 2022 and December 31, 2021, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC ("GH"), a partnership to operate an ethanol plant in North Dakota.  The net income, which is reported in the Company’s income statement for GH, is based on GH’s June 30, 2022 unaudited interim results. The carrying amount of the Company’s investment was approximately $4,962,000 and $5,714,000 as of June 30, 2022 and December 31, 2021, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC ("GEM"), a partnership to provide management services to ethanol plants.  The net income, which is reported in the Company’s income statement for GEM, is based on GEM’s June 30, 2022 unaudited interim results. The carrying amount of the Company’s investment was approximately $90,000 as of June 30, 2022 and December 31, 2021, respectively.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy and Feeds, LLC ("REF"), a partnership to operate an ethanol plant in South Dakota.  The net income, which is reported in the Company’s income statement for REF, is based on REF’s June 30, 2022 unaudited interim results. The carrying amount of the Company’s investment was approximately $12,493,000 and $12,778,000 as of June 30, 2022 and December 31, 2021, respectively. REF commenced operations during 2019. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $971,000. The excess is comprised of a basis adjustment of approximately $399,000 and capitalized interest of $572,000. The excess is amortized over 20 years from May 2019, the time the plant became operational.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022 AND 2021

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	June 30, 2022	December 31, 2021
Current Assets	$396,511,985	$370,470,221
Other Assets	167,463,811	179,230,853
Current Liabilities	323,984,150	308,504,144
Long-term Liabilities	45,546,674	44,248,272
Members' Equity	194,444,972	196,948,658

	Three Months Ended
Income Statement	June 30, 2022	June 30, 2021
Revenue	$199,014,887	$168,253,735
Gross Profit	23,018,114	17,150,559
Net Income	22,690,539	11,981,817

	Six Months Ended
Income Statement	June 30, 2022	June 30, 2021
Revenue	$373,552,223	$300,563,836
Gross Profit	30,112,849	32,575,876
Net Income (Loss)	22,350,300	19,964,269
The following table shows the condensed financial information of Guardian Energy Hankinson; the investment which represents greater than 10% of the Company's income as of June 30, 2022.

Balance Sheet	June 30, 2022	December 31, 2021
Current Assets	$50,209,004	$43,793,006
Other Assets	46,724,045	54,451,233
Current Liabilities	32,520,814	34,990,527
Long-term Liabilities	14,790,440	6,115,092
Members' Equity	49,621,795	57,138,620

	Three Months Ended
Income Statement	June 30, 2022	June 30, 2021
Revenue	$129,086,443	$105,927,990
Gross Profit	12,517,381	4,663,655
Net Income	17,934,167	4,776,243

	Six Months Ended
Income Statement	June 30, 2022	June 30, 2021
Revenue	$238,485,185	$195,468,888
Gross Profit	12,887,625	10,543,138
Net Income (Loss)	17,483,177	9,685,111

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022 AND 2021

The following table shows the condensed financial information of Ring-neck Energy & Feed; the investment which represents greater than 10% of the Company's assets as of June 30, 2022.

Balance Sheet	June 30, 2022	December 31, 2021
Current Assets	$27,196,268	$44,893,050
Other Assets	119,071,347	122,727,914
Current Liabilities	12,798,832	23,595,688
Long-term Liabilities	30,756,234	38,133,180
Members' Equity	102,712,550	105,892,096

	Three Months Ended
Income Statement	June 30, 2022	June 30, 2021
Revenue	$65,555,997	$58,099,163
Gross Profit	7,496,411	9,859,121
Net Income	3,647,393	5,398,794

	Six Months Ended
Income Statement	June 30, 2022	June 30, 2021
Revenue	$126,285,582	$96,879,393
Gross Profit	11,285,046	16,779,880
Net Income (Loss)	2,626,166	7,618,920

The Company recorded equity in net income of approximately $2,227,000 and $1,938,000 from our investments for the six months ended June 30, 2022, and 2021, respectively. The Company recorded equity in net income of approximately $2,228,000 and $1,184,000 from our investments for the three months ended June 30, 2022, and 2021, respectively.

NOTE 6.    REVOLVING PROMISSORY NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Dakota Ethanol amended the note agreement with FCSA in June of 2020 and October of 2021. Under the amendments, the available credit under the revolving operating note was reduced to $2,000,000. There is a non-use fee of 0.25% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all of the assets of the Company. The note expires on November 1, 2023. Interest on the outstanding principal balance will accrue at 305 basis points above the Secured Overnight Financing 30-day Average Rate ("SOFR 30"). The interest rate is not subject to a floor. The rate was 3.75% at June 30, 2022. On June 30, 2022, Dakota Ethanol had no balance outstanding and approximately $2,000,000 available to be drawn on the revolving promissory note.

NOTE 7.    LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The annual principal payment on August 1, 2020 was deferred after the note was amended with FCSA and is now due on August 1, 2025. The note matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30. The interest rate is not subject to a floor. The rate was 4.00% at June 30, 2022. On June 30, 2022, Dakota Ethanol had $5,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. Dakota Ethanol amended the note agreement with FCSA in June of 2020. The amendment increased the available credit on the reducing

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022 AND 2021

revolving note to $48,000,000. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30. The interest rate is not subject to a floor. The rate was 4.00% at June 30, 2022. The note contains a non-use fee of 0.50% on the unused portion of the note. The loan was amended with FCSA on October 11, 2021. Under the amendment, the interest accrual will be measured using the SOFR 30. On June 30, 2022, Dakota Ethanol had $1,000 outstanding and $44,499,000 available to be drawn on the note.

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

The balances of the notes payable are as follows. The balances reflect the updated agreement:

	June 30, 2022	December 31, 2021
Notes Payable - FCSA	$5,001,000	$5,000,000
Less unamortized debt issuance costs	(3,694)	(4,861)
	4,997,306	4,995,139
Less current portion	(1,000,000)	(1,000,000)
	$3,997,306	$3,995,139
*Derived from audited financial statements

Principal maturities for the next five years are estimated as follows.

Periods Ending June 30,	Principal
2023	$1,000,000
2024	1,000,000
2025	1,000,000
2026	2,001,000
$5,001,000

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
JUNE 30, 2022 AND 2021

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
June 30, 2022

Assets:
Derivative financial instruments, futures and options contracts	$3,807,900	$3,807,900	$—	$—
Forward contracts	$798,563	$—	$798,563	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$722,375	$722,375	$—	$—
Forward contracts	$4,163,089	$—	$4,163,089	$—

December 31, 2021*

Assets:
Derivative financial instruments, futures and options contracts	$140,863	$140,863	$—	$—
Forward contracts	$892,509	$—	$892,509	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$1,238,560	$1,238,560	$—	$—
Forward contracts	$1,490,510	$—	$1,490,510	$—

*Derived from audited financial statements.

During the six months ended June 30, 2022, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of June 30, 2022 and December 31, 2021, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example,

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022 AND 2021

when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2022 and December 31, 2021.

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

The carrying amount of long-term obligations (level 3) at June 30, 2022 of $5,001,000 had an estimated fair value of approximately $5,001,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2021 of $5,000,000 had an estimated fair value of approximately $5,000,000.

NOTE 9.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 5% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues. The Company also purchases denaturant from RPMG.
Revenues and marketing fees related to the agreements as well as denaturant purchases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues ethanol	$57,648,554	$50,017,972	$105,930,583	$87,125,369
Revenues distillers dried grains	4,023,026	3,951,100	7,384,181	6,335,568
Revenues corn oil	4,963,592	3,313,337	9,098,200	5,807,243
Marketing fees ethanol	76,131	63,738	152,265	127,476
Marketing fees distillers dried grains	15,762	18,438	32,681	31,709
Marketing fees corn oil	14,122	13,738	28,433	26,901
Denaturant purchases	632,524	838,142	1,318,644	1,633,482

	June 30, 2022	December 31, 2021*
Amounts due to RPMG	$66,404	$79,909
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. Corn purchases from these related parties during the six months ended June 30, 2022 and 2021 totaled approximately $1,882,000 and $1,006,000, respectively. Corn purchases from these related parties during the three months ended June 30, 2022 and 2021 totaled approximately $1,037,000 and $758,000, respectively. As of June 30, 2022 and December 31, 2021, the Company had no outstanding obligations to these related parties.
NOTE 10 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Capital Expenditures

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022 AND 2021

Dakota Ethanol has committed to a contract for the design and construction of a new 2 million gallon ethanol storage tank. The value of the construction is approximately $2.2 million, of which approximately $731,000 is outstanding as of June 30, 2022. The project is expected to be completed during the fourth quarter of 2022. The Company has committed to a contract for the design and construction of an eighth fermentor. The value of the construction is approximately $3.1 million, of which approximately $301,000 is outstanding as of June 30, 2022. The project is expected to be completed during the third quarter of 2022. The Company has also committed to a contract for the design and construction of an additional grain storage bin. The value of the contracted construction is approximately $5.8 million, of which approximately $4.3 million is outstanding as of June 30, 2022. The project is expected to be completed during the fourth quarter of 2022.
Agreements
On June 24, 2022, Dakota Ethanol, LLC, the wholly owned subsidiary of the registrant (collectively, the "Company") entered into the Precedent Agreement West Leg 2023 Expansion between Northern Natural Gas Company and the Company (the "Agreement"). Pursuant to the Agreement, the Company will receive additional firm commitment natural gas transportation services. In order to secure these firm commitment natural gas transportation services, the Company agrees to pay Northern Natural Gas Company a contribution to the cost of constructing certain additional natural gas pipeline and storage facilities. The Company's contribution is estimated to be $8,890,000. For a period of five years, the Company is entitled to a firm natural gas commitment of 7,000 decatherms per day during the winter months, between November 1 and March 31 each year, and firm commitment of 4,340 decatherms per day during the summer months.
Through the BioFuel Producer Program, the United States Department of Agriculture (the "USDA") is making up to $700,000,000.00 in direct payment available for biofuel producers who faces unexpected market losses due to the COVID-19 pandemic. On May 23, 2022, the Company received a payment from the USDA Biofuel Producer Program in the amount of approximately $1,200,000 that was recorded in other income in the statement of operations.

NOTE 11 - SUBSEQUENT EVENTS
During July 2022, the Company declared a distribution to its members of $5,924,000 or $0.20 per capital unit, to unit holders of record as of July 1, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2022, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2021, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 which was filed with the SEC on March 3, 2022.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks, including the growing crisis in Ukraine, and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the three months ended June 30, 2022 and 2021:

	2022		2021
Income Statement Data	Amount	%	Amount	%
Revenues	$75,437,299	100.0	$64,238,127	100.0

Cost of Revenues	66,601,639	88.3	54,770,073	85.3

Gross Profit	8,835,660	11.7	9,468,054	14.7

Operating Expense	1,152,015	1.5	1,276,095	2.0

Income from Operations	7,683,645	10.2	8,191,959	12.8

Other Income (Expense)	3,439,329	4.6	1,866,693	2.9

Net Income	$11,122,974	14.8	$10,058,652	15.7

Revenues

Revenue from ethanol sales increased by approximately 15.3% during the three months ended June 30, 2022 compared to the same period of 2021 due to increased average prices that we received for our ethanol during the 2022 period along with increased gallons of ethanol sold. Revenue from distillers grains sales increased by approximately 17.6% during the three months ended June 30, 2022 compared to the same period of 2021 due primarily to increased average prices that we received for our distillers grains. Revenue from corn oil sales increased by approximately 50.0% during the three months ended June 30, 2022 compared to the same period of 2021 due primarily to increased average prices that we received for corn oil sold during the 2022 period along with a small increase in the pounds of corn oil we sold.
Ethanol

Our ethanol revenue was approximately $7.6 million higher during our three months ended June 30, 2022 compared to the three months ended June 30, 2021, an increase of approximately 15.3%. This increase in ethanol revenue was due primarily to an increase in the average price that we received per gallon of ethanol sold during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The average price we received for our ethanol was approximately $0.28 higher per gallon during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, an increase of approximately 12.1%. Management attributes this increase in ethanol prices during the three months ended June 30, 2022 to higher gasoline prices along with increasing gasoline demand. Since ethanol is blended with gasoline, when gasoline price and demand are higher it has a corresponding impact on ethanol price and demand. Management also believes that higher corn prices during the 2022 period had an impact on ethanol prices.

We sold approximately 2.8% more gallons of ethanol during the three months ended June 30, 2022 compared to the same period of 2021, an increase of approximately 614,000 gallons. The increase is due primarily to increased sales of ethanol inventory during the three months ended June 30, 2022. Management expects relatively stable ethanol production for the rest of our 2022 fiscal year.

Distillers Grains

    Our total distillers grains revenue was approximately 17.6% higher during the three months ended June 30, 2022 compared to the same period of 2021 due primarily to increased average prices received for our distillers grains. The average price we received for our dried distillers grains was approximately 24.2% higher during the three months ended June 30, 2022 compared to the same period of 2021, an increase of approximately $49.51 per ton. Management attributes the increase in dried distillers grains prices during the three months ended June 30, 2022 to increases in the domestic price of corn and natural gas. The average price we received for our modified/wet distillers grains was approximately 19.9% higher for the three months ended June 30, 2022 compared to the same period of 2021, an increase of approximately $43.10 per ton. Management attributes this increase in modified/wet distillers grains prices with higher corn prices in the market and increased natural gas prices.

We sold approximately 3.3% less total tons of distillers grains during the three months ended June 30, 2022 compared to the same period of 2021 primarily due to decreased dried distillers grains production caused by the increase in the price of natural gas. We also produced more corn oil during the 2022 period which results in fewer tons of distillers grains produced.

    Corn Oil

    Our total corn oil revenue was approximately 50.0% higher during the three months ended June 30, 2022 compared to the same period of 2021 due primarily to increased prices received for our corn oil. The average price per pound we received for our corn oil was higher by approximately 48.9% for the three months ended June 30, 2022 compared to the same period of 2021 due primarily to demand from the renewable diesel industry for corn oil along with higher soybean oil prices.

Our total pounds of corn oil sold increased by approximately 0.7% during the three months ended June 30, 2022 compared to the same period of 2021, an increase of approximately 46,000 pounds. We produced more corn oil due to increased oil extraction proficiency during the 2022 period compared to the three months ended June 30, 2021.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 21.3% higher for the three months ended June 30, 2022 compared to the same period of 2021 due to significantly increased corn prices during the 2022 period.

Our average cost per bushel of corn increased by approximately 13.4% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. We consumed approximately 7.0% more bushels of corn during the three months ended June 30, 2022 compared to the same period of 2021 that contributed to higher corn cost. Management attributes the increased corn cost per bushel to significantly higher market corn prices and decreased corn availability during our 2022 fiscal period. Management anticipates corn prices to remain higher until the harvest of 2022 begins. After harvest, corn prices are expected to remain stable for the remainder of our 2022 fiscal year. However, corn prices could continue to be impacted in the future by the Russian invasion of Ukraine and weather conditions.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $836,000, an increase of approximately 56.0%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was due to higher natural gas costs per MMBtu offset partially by less natural gas usage during the three months ended June 30, 2022 compared to the same period of 2021.

Our average cost per MMBtu of natural gas during the three months ended June 30, 2022 was approximately 63.2% more compared to the cost per MMbtu for the three months ended June 30, 2021. Management attributes this increase in our average natural gas costs to higher market natural gas prices due to high export demand and supply shortages caused by the Russian invasion of Ukraine.

The volume of natural gas we used decreased by approximately 4.4% during the three months ended June 30, 2022 compared to the same period of 2021 due to decreased dried distillers grains production.

Operating Expenses

Our operating expenses were lower for the three months ended June 30, 2022 compared to the same period of 2021 due primarily to employee wages and benefits.

Other Income and Expense

Our other income increased during the three months ended June 30, 2022 compared to the same period of 2021 due primarily to increased income from our investments and the USDA Biofuel Producer Relief Program payment awarded during the three months ended June 30, 2022. We had more interest income during the three months ended June 30, 2022 compared to the same period of 2021 due to having more cash on hand during the 2022 period. We had more income from our investments during the three months ended June 30, 2022 compared to the same period of 2021 due to higher profitability in the ethanol sector. We had less interest expense during the three months ended June 30, 2022 compared to the same period of 2021 due to lower carrying balances on outstanding debt.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the six months ended June 30, 2022 and 2021:

	2022		2021
Income Statement Data	Amount	%	Amount	%
Revenues	$139,888,192	100.0	$112,853,779	100.0

Cost of Revenues	128,359,733	91.8	96,428,506	85.4

Gross Profit	11,528,459	8.2	16,425,273	14.6

Operating Expense	2,399,894	1.7	2,527,229	2.2

Income from Operations	9,128,565	6.5	13,898,044	12.4

Other Income (Expense)	3,659,608	2.6	2,696,138	2.4

Net Income	$12,788,173	9.1	$16,594,182	14.8

Revenues

Revenue from ethanol sales increased by approximately 21.6% during the six months ended June 30, 2022 compared to the same period of 2021 due to increased average prices that we received for our ethanol during the 2022 period along with an increase in the gallons of ethanol we sold. Revenue from distillers grains sales increased by approximately 24.7% during the six months ended June 30, 2022 compared to the same period of 2021 due primarily to increased average prices that we received for our distillers grains and increased tons of distillers grains sold. Revenue from corn oil sales increased by approximately 56.9% during the six months ended June 30, 2022 compared to the same period of 2021 due primarily to increased average prices that we received for corn oil sold during the 2022 period.
Ethanol

Our ethanol revenue was approximately $19 million higher during our six months ended June 30, 2022 compared to the six months ended June 30, 2021, an increase of approximately 21.6%. This increase in ethanol revenue was due primarily to an increase in the average price that we received per gallon of ethanol sold during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
The average price we received for our ethanol was approximately $0.36 higher per gallon during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, an increase of approximately 18.1%. Management attributes this increase in ethanol prices during the six months ended June 30, 2022 to higher gasoline prices along with increasing gasoline demand. Since ethanol is blended with gasoline, when gasoline price and demand are higher it has a corresponding impact on ethanol price and demand. Management also believes that higher corn prices during the 2022 period had an impact on ethanol prices.

We sold approximately 3.1% more gallons of ethanol during the six months ended June 30, 2022 compared to the same period of 2021, an increase of approximately 1,339,000 gallons. The increase is due primarily to increased sales of ethanol inventory during the six months ended June 30, 2022.

Distillers Grains

    Our total distillers grains revenue was approximately 24.7% higher during the six months ended June 30, 2022 compared to the same period of 2021 due primarily to increased average prices received for our distillers grains.

    The average price we received for our dried distillers grains was approximately 17.9% higher during the six months ended June 30, 2022 compared to the same period of 2021, an increase of approximately $34.11 per ton. Management attributes the increase in dried distillers grains prices during the six months ended June 30, 2022 to increases in the domestic price of corn and natural gas. The average price we received for our modified/wet distillers grains was approximately 20.6% higher for the six months ended June 30, 2022 compared to the same period of 2021, an increase of approximately $40.82 per ton. Management attributes this increase in modified/wet distillers grains prices with higher corn prices in the market and increased natural gas prices.

We sold approximately 4.1% more total tons of distillers grains during the six months ended June 30, 2022 compared to the same period of 2021 primarily due to increased distillers grains production caused by increased market demand during the 2022 period.

    Corn Oil

    Our total corn oil revenue was approximately 56.9% higher during the six months ended June 30, 2022 compared to the same period of 2021 due primarily to increased prices received for our corn oil. Our total pounds of corn oil sold increased by approximately 3.2% during the six months ended June 30, 2022 compared to the same period of 2021, an increase of approximately 414,000 pounds. We produced more corn oil due to increased oil extraction proficiency during the 2022 period compared to the six months ended June 30, 2021.

    The average price per pound we received for our corn oil was higher by approximately 51.0% for the six months ended June 30, 2022 compared to the same period of 2021 due primarily to demand from the renewable diesel industry for corn oil along with higher soybean oil prices.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 34.9% higher for the six months ended June 30, 2022 compared to the same period of 2021 due to significantly increased corn prices during the 2022 period.

Our average cost per bushel of corn increased by approximately 26.3% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. We consumed approximately 6.8% more bushels of corn during the six months ended June 30, 2022 compared to the same period of 2021 that contributed to higher corn cost. Management attributes the increased corn cost per bushel to significantly higher market corn prices and decreased corn availability during our 2022 fiscal period. Management anticipates corn prices to remain higher until the harvest of 2022 begins. After harvest, corn prices are expected to remain stable for the remainder of our 2022 fiscal year.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $1,250,000, an increase of approximately 35.8%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was due to higher natural gas costs per MMBtu partially offset with small decrease in natural gas usage during the six months ended June 30, 2022 compared to the same period of 2021.

Our average cost per MMBtu of natural gas during the six months ended June 30, 2022 was approximately 40.1% more compared to the cost per MMbtu for the six months ended June 30, 2021. Management attributes this increase in our average natural gas costs to higher market natural gas prices due to high demand and supply shortages.

The volume of natural gas we used decreased by approximately 3.0% during the six months ended June 30, 2022 compared to the same period of 2021.

Operating Expenses

Our operating expenses were less for the six months ended June 30, 2022 compared to the same period of 2021 due primarily to decreased wages and benefits.

Other Income and Expense

Our other income increased during the six months ended June 30, 2022 compared to the same period of 2021 due primarily to increased income from investments and the USDA Biofuel Producer Relief Program payment awarded during the six months ended June 30, 2022. We had more interest income during the six months ended June 30, 2022 compared to the same period of 2021 due to having more cash on hand during the 2022 period. We had more income from our investments during the six months ended June 30, 2022 compared to the same period of 2021 due to improved profitability in the ethanol sector. We had less interest expense during the six months ended June 30, 2022 compared to the same period of 2021 due to lower carrying balances on outstanding debt.

Changes in Financial Condition for the Six Months Ended June 30, 2022

Current Assets

    Our cash on hand at June 30, 2022 was less compared to December 31, 2021 due to deferred corn payments and member distribution payments which we made in January 2022. We had slightly more accounts receivable at June 30, 2022 compared to December 31, 2021 due to the timing of our quarter end and the payments received related to the shipments of our products. The value of our inventory was greater at June 30, 2022 compared to December 31, 2021 due to more corn inventory on hand as well as higher corn and ethanol prices which increase the value of our inventory. The asset value of our derivative instruments was greater at June 30, 2022 compared to December 31, 2021 due to recent corn price changes which impacted our derivative instruments. We had less prepaid expenses at June 30, 2022 compared to December 31, 2021 due to amortization of our insurance premiums.

Property and Equipment

    The value of our property and equipment was more at June 30, 2022 compared to December 31, 2021 primarily as a result of new construction currently in progress for an additional grain bin, ethanol storage tank, and fermentor.

Other Assets

    The value of our investments was lower at June 30, 2022 compared to December 31, 2021 due to distributions in excess of earnings from our investments during the six months ended June 30, 2022.

Current Liabilities

    We had more outstanding checks in excess of bank balances at June 30, 2022 compared to December 31, 2021 due to the timing of our quarter end and payments issued. We use our revolving loan to pay any checks that are presented for payment which exceed the cash we have available in our accounts. Our accounts payable were lower at June 30, 2022 compared to December 31, 2021 due primarily to decreased corn payables at June 30, 2022 compared to December 31, 2021 as the deferred payments were paid during the first quarter of 2022. Our derivative instrument liability was higher at June 30, 2022 compared to December 31, 2021 due to corn price changes, which impacted our derivative instruments. The current portion of our notes payable was unchanged at June 30, 2022 compared to December 31, 2021.

Long-Term Liabilities

    Our long-term liabilities were comparable at June 30, 2022 and December 31, 2021.

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

    Currently, we have two revolving loans, which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of June 30, 2022, we had $1,000 outstanding and $46,499,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations for the next twelve months.

The following table shows cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) operating activities	$(7,912,086)	$(8,775,429)
Net cash (used in) investing activities	(4,661,241)	(158,262)
Net cash (used in) financing activities	(10,197,344)	(8,263,361)

Cash Flow From Operations. Our operating activities used less cash during the six months ended June 30, 2022 compared to the same period of 2021, due primarily to a decrease in our accounts receivable and decreased changes in cash related to our inventory, partially offset by less net income and more cash used for our accounts payable during the 2022 period.

    Cash Flow From Investing Activities. Our investing activities used more cash during the six months ended June 30, 2022 compared to the same period of 2021, due to the construction of an additional grain bin, ethanol storage tank, and additional fermentor.

Cash Flow From Financing Activities. Our financing activities used more cash during the six months ended June 30, 2022 compared to the same period of 2021, due primarily to distributions paid to members during the 2022 period.

Plans for Cash in the Short Term and in the Long Term

In the next 12 months, the Company plans to reinvest its cash into current business operations and to use cash for the design and construction of an eighth fermentor, the design and construction of an additional grain storage bin and the design and construction of a 2 million gallon ethanol storage tank. The Company will also use its cash to contribute to the cost of constructing additional natural gas pipeline and storage facilities. In the long term, the Company plans to reinvest its cash into current business operations and may provide further distributions to its members.

Indebtedness

We maintain a comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

On October 11, 2021, we entered into a Fourth Amendment to the credit agreement (the "Fourth Amendment"). Under the Fourth Amendment, the operating lines's maturity date was extended to November 1, 2023. Interest on the outstanding principal balance of the operating line will accrue at the SOFR 30 plus 305 basis points. The available credit on the reducing revolving note is $44,499,000. Interest on the outstanding principal balance of the revolving loan and term loan will accrue at the SOFR 30 plus 330 basis points. The working capital covenant was increased to $13,500,000, and the net worth covenant was increased to $28,000,0000. Dakota Ethanol may make distributions in an amount up to 75% of our prior year's net income, so long as the Company's working capital stays above $18,000,000 post distribution. The combined distributions for 2021 and 2022 shall also be limited to 75% of the combined net income of 2020 and 2021.

Operating Line

    Dakota Ethanol has a revolving promissory note from FCSA in an amount up to $2,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 305 basis points above the SOFR 30 and is not subject to a floor. The rate was 3.75% at June 30, 2022. There is a non-use fee of 0.25% on the unused portion of the availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2023. On June 30, 2022, Dakota Ethanol had $0 outstanding and $2,000,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

    Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $46,250,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at the SOFR 30 plus 330 basis points. The interest rate is not subject to a floor. The rate was 4.00% at June 30, 2022. The note contains a non-use fee of 0.5% on the unused portion of the note. On June 30, 2022, Dakota Ethanol had $1,000 outstanding and $44,499,000 available to be drawn on the note.

2017 Term Loan

    On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment that was due in August 2020 was deferred to August 2025. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30 and is not subject to a floor. The rate was 4.00% at June 30, 2022. On June 30, 2022, Dakota Ethanol had $5,000,000 outstanding on the note.

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

    As of June 30, 2022, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

    We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of June 30, 2022, we had $5,001,000 outstanding on our variable interest rate loans with interest accruing at a rate of 4.00%. Our variable interest rates are calculated by adding a set basis to the SOFR 30. If we were to experience a 10% increase in the SOFR 30, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of June 30, 2022, would be approximately $350.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $3,670,000 related to derivative instruments for the quarter ended June 30, 2022. We recorded a combined increase to our cost of revenues of approximately $2,678,000 related to derivative instruments for the quarter ended June 30, 2021. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of June 30, 2022, we were committed to purchasing approximately 7.4 million bushels of corn with an average price of $7.05 per bushel. These corn purchases represent approximately 25% of our projected plant corn usage for the next 12 months.

As of June 30, 2022, we were committed to purchasing approximately 1,283,000 MMBtus of natural gas with an average price of $3.60 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 63% of the projected annual plant requirements.

As of June 30, 2022, we were committed to selling approximately 20,000 dry equivalent tons of distillers grains with an average price of $242 per ton. The distillers grains sales represent approximately 9% of the projected annual plant production.

As of June 30, 2022, we were committed to selling approximately 1.7 million pounds of distillers corn oil with an average price of $0.78 per pound.  The distillers corn oil sales represent approximately 8% of the projected annual plant production.

    We did not have any firm-priced sales commitments for ethanol as of June 30, 2022.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2022, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2022. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$23,092,000
Corn	25,525,393	Bushels	10%	$15,065,087
Natural Gas	755,000	MMBTU	10%	$272,555

For comparison purposes, our sensitivity analysis for our quarter ended June 30, 2021 is set forth below.

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

    Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.     MINE SAFETY DISCLOSURES

    None.

ITEM 5.     OTHER INFORMATION

    None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Precedent Agreement - West Let 2023 Expansion between Northern Natural Gas Company and Dakota Ethanol, LLC, dated June 6, 2022
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	August 15, 2022	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 15, 2022	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)