Form 10-Q
period 2022-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2022-11-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
September 30, 2022
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

As of November 14, 2022, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2022	December 31, 2021*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$9,765,084	$37,995,310
Accounts receivable	807,887	876,949
Accounts receivable (related party)	8,165,209	1,032,541
Inventory	9,643,964	16,410,437
Derivative financial instruments	3,554,362	2,886,831
Prepaid expenses	205,462	733,189
Total current assets	32,141,968	59,935,257

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,751,733	8,738,063
Buildings	9,316,576	9,316,576
Equipment	99,868,211	96,159,927
Construction in progress	6,950,903	1,669,148
	125,761,896	116,758,187
Less accumulated depreciation	(62,279,776)	(58,706,491)
Net property and equipment	63,482,120	58,051,696

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	16,141,909	20,504,842
Other	2,720,308	65,302
Total other assets	29,257,983	30,965,910

TOTAL ASSETS	$124,882,071	$148,952,863

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2022	December 31, 2021*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$2,706,757	$2,228,284
Accounts payable	10,958,544	25,855,071
Accrued liabilities	738,312	914,994
Derivative financial instruments	620,123	1,490,510
Current portion of notes payable	1,000,000	1,000,000
Total current liabilities	16,023,736	31,488,859

LONG-TERM LIABILITIES
Notes payable	2,997,792	3,995,139
Total long-term liabilities	2,997,792	3,995,139

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	105,860,543	113,468,865

TOTAL LIABILITIES AND MEMBERS' EQUITY	$124,882,071	$148,952,863

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

REVENUES	$74,210,499	$63,794,494	$214,098,692	$176,648,273

COSTS OF REVENUES	66,808,651	54,753,379	195,168,386	151,181,885

GROSS PROFIT	7,401,848	9,041,115	18,930,306	25,466,388

OPERATING EXPENSES	1,268,468	1,249,243	3,668,362	3,776,472

INCOME FROM OPERATIONS	6,133,380	7,791,872	15,261,944	21,689,916

OTHER INCOME (EXPENSE)
Interest and other income	61,607	21,723	1,559,100	1,328,326
Equity in net income of investments	315,273	1,135,138	2,542,068	3,072,697
Interest expense	(568)	(136,176)	(65,247)	(684,200)
Total other income	376,312	1,020,685	4,035,921	3,716,823

NET INCOME	$6,509,692	$8,812,557	$19,297,865	$25,406,739

BASIC AND DILUTED EARNINGS PER UNIT	$0.22	$0.30	$0.65	$0.86

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC & DILUTED EARNINGS PER UNIT	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.40	$0.10	$0.91	$0.10

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - December 31, 2020	$65,268,579

Net income for the three-month period ended March 31, 2021	6,535,530

Balance - March 31, 2021	71,804,109

Net income for the three-month period ended June 30, 2021	10,058,652

Balance - June 30, 2021	81,862,761

Net income for the three-month period ended September 30, 2021	8,812,557

Member Distributions	(2,962,000)

Balance - September 30, 2021	$87,713,318

Members' Equity

Balance - December 31, 2021	$113,468,865

Net income for the three-month period ended March 31, 2022	1,665,199

Member Distributions	(15,056,167)

Balance - March 31, 2022	100,077,897

Net income for the three-month period ended June 30, 2022	11,122,974

Balance - June 30, 2022	111,200,871

Net income for the three-month period ended September 30, 2022	6,509,692

Member Distributions	(11,850,020)

Balance - September 30, 2022	$105,860,543

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

OPERATING ACTIVITIES
Net income	$19,297,865	$25,406,739
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	3,716,018	4,169,044
Distributions in excess of earnings (earnings in excess of distributions) from investments	4,362,932	(372,697)
Loss on disposal of property and equipment	49,842	—
(Increase) decrease in
Accounts receivable	(7,063,606)	(2,630,718)
Inventory	6,766,473	(2,836,912)
Prepaid expenses	527,727	445,707
Derivative financial instruments	(1,537,918)	(1,167,238)
Increase (decrease) in
Accounts payable	(15,670,376)	(6,353,567)
Accrued and other liabilities	(176,682)	72,397
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,272,275	16,732,755

INVESTING ACTIVITIES
Natural gas transportation prepayment	(2,667,000)	—
Purchase of property and equipment	(8,408,787)	(340,540)
NET CASH USED IN INVESTING ACTIVITIES	(11,075,787)	(340,540)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	478,473	3,037,816
Borrowings on notes payable	13,498,000	20,229,600
Payments on notes payable	(14,497,000)	(52,000,000)
Distributions paid to members	(26,906,187)	(2,962,000)
NET CASH USED IN FINANCING ACTIVITIES	(27,426,714)	(31,694,584)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,230,226)	(15,302,369)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,995,310	18,637,811

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,765,084	$3,335,442

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $87,847 and $1,291 in 2022 and 2021, respectively.	$92,619	$753,728
Capital expenditures in accounts payable	773,849	—

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022 AND 2021

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

In addition, the Company has investment interests in five companies in related industries. See Note 5 to the Consolidated Financial Statements of the Company for further details.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for a full year.

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

Revenue Recognition

ASC Topic 606, Revenue from Contracts with Customers requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company generally recognizes revenue at one point in time, as more thoroughly described below. The Company's contracts with customers generally have one performance obligation and a contract duration of one year or less.

The following is a description of principal activities from which we generate revenue:

•sales of ethanol
•sales of distillers grains
•sales of distillers corn oil

We recognize revenue when control of the promised goods or services under our contracts are transferred to our customers in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Generally, ethanol and related products are shipped free on board ("FOB") and the control of the goods is transferred to our customers either when the

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022 AND 2021

goods are loaded into trucks or rail cars are released to the railroad. Consideration is based on predetermined contractual prices or on current market prices.

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended September 30		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues ethanol	$56,385,702	$49,995,030	$162,164,019	$136,992,923
Revenues distillers grains	12,922,675	9,731,338	37,962,783	29,806,883
Revenues distillers corn oil	4,902,122	4,068,126	13,971,890	9,848,467
	$74,210,499	$63,794,494	$214,098,692	$176,648,273

Contract assets and contract liabilities:

The Company receives payments from customers based on contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company has no significant contract assets or contract liabilities from contracts with customers at September 30, 2022 and December 31, 2021.

Shipping costs

Shipping costs incurred by the Company in the sale of ethanol, dried distillers grains and corn oil are not specifically identifiable, and as a result, revenue from the sale of those products is recorded based on the net selling price reported to the Company from the marketer.

When the Company performs shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized.

Reporting Segment

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company has determined that it has six (6) operating segments that give rise to two (2) reportable segments. See "Note 3 - Segments" in our Notes to Consolidated Financial Statements.

Costs of Revenues

The primary raw materials we use to produce ethanol, distillers grains and corn oil are corn and natural gas.

Electricity, raw materials expense (chemicals and denaturant), direct labor costs, and shipping costs on modified and wet distiller's grains are included in cost of revenues.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022 AND 2021

Other Income

Through the BioFuel Producer Program, the United States Department of Agriculture (the "USDA") is making up to $700,000,000.00 in direct payment available for biofuel producers who faces unexpected market losses due to the COVID-19 pandemic. On May 23, 2022, the Company received a payment from the USDA Biofuel Producer Program in the amount of approximately $1,200,000 that was recorded in interest and other income on the statement of operations during the nine months ended September 30, 2022.

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

The carrying amount of trade receivables is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance was $0 as of September 30, 2022 and December 31, 2021.

Investment in commodities contracts, derivative instruments and hedging activities

The Company is exposed to certain risks related to its ongoing business operations including price risks on anticipated purchases of corn, natural gas, the sale of ethanol, distillers grains and distillers corn oil.  The Company manages these risks by using forward or derivative instruments.

The Company is subject to market risk with respect to the price and availability of corn, the principal raw material the Company uses to produce ethanol and ethanol by-products.  In general, unfavorable market conditions result from rising corn prices.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn are subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply. Additionally, the recent crisis in Ukraine may effect the price of corn, and by extension, our business.

Certain contracts that meet the definition of a derivative may be exempt from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of September 30, 2022, the Company was committed to purchasing approximately 5.2 million bushels of corn on a forward contract basis with an average price of $6.33 per bushel. The total corn purchase contracts represent approximately 17% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At September 30, 2022, the Company is committed to purchasing approximately 1,385,000 MMBtus of natural gas with an

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022 AND 2021

average price of $4.49 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent approximately 68% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At September 30, 2022, the Company was committed to selling approximately 69,000 dry equivalent tons of distillers grains with an average price of $234 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 32% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At September 30, 2022, the Company was committed to selling approximately 2.7 million pounds of distillers corn oil with an average price of $0.76 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 12% of the projected annual plant production.

The Company did not have any firm-priced sales commitments for ethanol as of September 30, 2022.

The Company enters into short-term forward, option and futures contracts for corn and natural gas as a means of managing exposure to changes in commodity and energy prices. All of the Company's derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income. Although the contracts are considered economic hedges of specified risks, they are not designated and accounted for as hedging instruments.

As part of our trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk of loss in the market value of inventories and purchase commitments.

Derivatives not designated as hedging instruments at September 30, 2022 and December 31, 2021 were as follows:

	Balance Sheet Classification	September 30, 2022	December 31, 2021*

Forward contracts in gain position		$2,103,381	$892,509
Futures contracts in gain position		126,400	140,863
Futures contracts in loss position		(459,363)	(1,238,560)
Total forward, futures and options contracts		1,770,418	(205,188)
Cash held by broker		1,783,944	3,092,019
	Current Assets	$3,554,362	$2,886,831

Forward contracts in loss position	Current Liabilities	$(620,123)	$(1,490,510)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022 AND 2021

Gains and losses related to derivative contracts related to corn and natural gas are included as a component of costs of revenues.

	Statement of Operations	Three Months Ended September 30,
	Classification	2022	2021
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(1,940,249)	$2,017,814
Forward contracts	Cost of Revenues	1,405,821	(1,774,753)

	Statement of Operations	Nine Months Ended September 30,
	Classification	2022	2021
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$(7,342,878)	$(9,208,060)
Forward contracts	Cost of Revenues	2,796,694	8,329,573

Investments

The Company has investment interests in five (5) companies in related industries. All of these interests are at ownership shares less than 20%. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company's share of net income of the underlying five (5) companies is recognized as income in the Company's statements of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill, which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized, if necessary, for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. The Company performs the annual analysis as of December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2021 or through September 30, 2022 on the basis that no triggering events were noted.

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

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended September 30, 2022, ethanol sales averaged approximately 76% of total revenues, while approximately 17% of revenues were generated from the sale of distillers

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022 AND 2021

grains and 7% of revenues were generated from the sale of corn oil. For the nine months ended September 30, 2022, ethanol sales averaged approximately 76% of total revenues, while approximately 18% of revenues were generated from the sale of distiller grains and 6% of revenues were generated from the sale of corn oil.

The Company's operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, unleaded gasoline and the petroleum markets, government programs, global political or economic issues, including but not limited to, the war in Ukraine including sanctions associated therewith, shortages, export prices, crude oil prices, currency valuations and government policies in the United States and around the world, over which we have no control. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol.

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. Quarantines, labor shortages, and other disruptions to the Company’s operations, and those of its customers, adversely impacted the Company’s revenues, ability to provide its services and operating results. Any future quarantines, labor shortages, or other disruptions to the Company's operations, or those of its customers may adversely impact the Company's revenues, ability to provide its services and operating results. Like the COVID-19 pandemic, any significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could affect demand for its goods and services. The extent to which COVID-19 will impact the Company’s long-term results will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to, new developments regarding continued distribution of the COVID-19 vaccine and boosters, new information which may emerge concerning the severity of the coronavirus, prevalence of new COVID-19 cases and variants and actions taken to contain the coronavirus or its impact.

NOTE 3.    SEGMENT REPORTING

The Company reports its financial and operating performance in two segments: (1) production, which includes the manufacturing and marketing of fuel-grade ethanol and co-products of the ethanol production process and (2) ethanol producing equity method investments, which consists of the aggregation of the Company's two equity method operating segments of investment in Guardian Hankinson, LLC and investment in Ring-neck Energy & Feed, LLC. The Company discloses its other identified operating segments in an all other category ("All Other"), which consists of the Company's investments in RPMG, LLC, Lawrenceville Tank, LLC, and Guardian Energy Management, LLC.

The Company’s two reportable segments have been identified based on their unique characteristics. Our production segment is the Company’s ethanol plant that is operated in a manner chosen by our chief decision making team. The ethanol producing equity method segment consists of aggregated operating segments investments that have exceeded the quantitative thresholds for reportable segments which have similar economic characteristics but our chief decision making team does not have input into the daily operations of those entities. The All Other is comprised of investments that fall below the quantitative thresholds for reporting segments and the Company's chief decision making team has no input into their daily operations. Production includes the core operating drivers of the Company’s consolidated financial statements which consist of the production and sale of ethanol and its co-products. Ethanol producing equity method investments derive their revenues from the production and sale of ethanol and its co-products. The All Other receives its revenues from marketing fees, management fees, and storage fees. The reconciliation item is necessary due to reportable segments not being consolidated in the financial statements, but rather are reflected as equity method investments.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022 AND 2021

The segments were identified using standards under ASC 280-10-50. They each engage in business activities, the operating results are reviewed by the Company’s chief operating decision maker, and discrete financial information is available for each segment.

The following tables set forth certain financial data for the Company's operating segments:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	unaudited	unaudited	unaudited	unaudited
Net Sales
Production	$74,210,499	$63,794,494	$214,098,692	$176,648,273
Ethanol Producing Equity Method Investments	180,869,554	146,800,703	545,640,321	439,148,984
All Other	4,553,075	4,140,757	13,334,531	12,356,312
Total	259,633,128	214,735,954	773,073,544	628,153,569
Reconciliation	(185,422,629)	(150,941,460)	(558,974,852)	(451,505,296)
Consolidated	$74,210,499	$63,794,494	$214,098,692	$176,648,273

Gross Profit:
Production	$7,401,848	$9,041,115	$18,930,306	$25,466,388
Ethanol Producing Equity Method Investments	7,747,126	15,674,893	31,919,797	42,997,910
All Other	2,982,259	2,537,782	8,922,437	7,790,640
Total	18,131,233	27,253,790	59,772,540	76,254,938
Reconciliation	(10,729,385)	(18,212,675)	(40,842,234)	(50,788,550)
Consolidated	$7,401,848	$9,041,115	$18,930,306	$25,466,388

Net Income:
Production	$6,509,692	$8,812,557	$19,297,865	$25,406,739
Ethanol Producing Equity Method Investments	1,863,817	10,584,904	21,973,160	27,888,935
All Other	1,384,948	747,045	3,625,905	3,407,283
Total	9,758,457	20,144,506	44,896,930	56,702,957
Reconciliation	(3,248,765)	(11,331,949)	(25,599,065)	(31,296,218)
Consolidated	$6,509,692	$8,812,557	$19,297,865	$25,406,739

	September 30, 2022	December 31, 2021
	unaudited	audited
Total Assets
Production	$124,882,071	$148,952,863
Ethanol Producing Equity Method Investments	227,125,159	261,642,408
All Other	319,515,750	283,835,871
Total	671,522,980	694,431,142
Reconciliation	(546,640,909)	(545,478,279)
Consolidated	$124,882,071	$148,952,863

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022 AND 2021

NOTE 4.     INVENTORY

Inventory consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021*
Raw materials	$4,247,941	$7,278,381
Finished goods	2,067,174	6,195,222
Work in process	1,767,207	1,779,170
Parts inventory	1,561,642	1,157,664
	$9,643,964	$16,410,437
*Derived from audited financial statements.

As of September 30, 2022 and December 31, 2021, the Company evaluated inventory for a lower of cost or net realizable value write-down on inventory. The Company determined no write-down was necessary.

NOTE 5.    INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC ("RPMG").  The net income, which is reported in the Company’s income statement for RPMG, is based on RPMG’s June 30, 2022 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,747,000 and $1,709,000 as of September 30, 2022 and December 31, 2021, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC ("LT"), a partnership which operates an ethanol storage terminal in Georgia.  The net income, which is reported in the Company’s income statement for LT, is based on LT’s September 30, 2022 unaudited interim results. The carrying amount of the Company’s investment was approximately $250,000 and $215,000 as of September 30, 2022 and December 31, 2021, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC ("GH"), a partnership which operates an ethanol plant in North Dakota.  The net income, which is reported in the Company’s income statement for GH, is based on GH’s September 30, 2022 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,286,000 and $5,714,000 as of September 30, 2022 and December 31, 2021, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC ("GEM"), a partnership to provide management services to ethanol plants.  The net income, which is reported in the Company’s income statement for GEM, is based on GEM’s September 30, 2022 unaudited interim results. The carrying amount of the Company’s investment was approximately $90,000 as of September 30, 2022 and December 31, 2021, respectively.

Lake Area Corn Processors has an 11% investment interest in Ring-neck Energy and Feeds, LLC ("REF"), a partnership which operates an ethanol plant in South Dakota.  The net income, which is reported in the Company’s income statement for REF, is based on REF’s September 30, 2022 unaudited interim results. The carrying amount of the Company’s investment was approximately $12,770,000 and $12,778,000 as of September 30, 2022 and December 31, 2021, respectively. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $957,000. The excess is comprised of a basis adjustment of approximately $393,000 and capitalized interest of $564,000. The excess is amortized over 20 years from May 2019, the time the plant became operational.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022 AND 2021

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	September 30, 2022	December 31, 2021
Current Assets	$384,975,099	$370,470,221
Other Assets	161,665,810	179,230,853
Current Liabilities	326,459,139	308,504,144
Long-term Liabilities	65,890,393	44,248,272
Members' Equity	154,291,377	196,948,658

	Three Months Ended
Income Statement	September 30, 2022	September 30, 2021
Revenue	$185,422,629	$150,941,460
Gross Profit	10,729,385	18,212,675
Net Income	3,248,765	11,331,949

	Nine Months Ended
Income Statement	September 30, 2022	September 30, 2021
Revenue	$558,974,852	$451,505,296
Gross Profit	40,842,234	50,788,550
Net Income (Loss)	25,599,065	31,296,218
The following table shows the condensed financial information of GH; the investment which represents greater than 10% of the Company's income as of September 30, 2022.

Balance Sheet	September 30, 2022	December 31, 2021
Current Assets	$39,446,104	$43,793,006
Other Assets	42,469,659	54,451,233
Current Liabilities	31,068,150	34,990,527
Long-term Liabilities	37,987,741	6,115,092
Members' Equity	12,859,872	57,138,620

	Three Months Ended
Income Statement	September 30, 2022	September 30, 2021
Revenue	$120,022,746	$102,483,876
Gross Profit	708,454	9,516,911
Net Income (Loss)	(761,923)	8,458,155

	Nine Months Ended
Income Statement	September 30, 2022	September 30, 2021
Revenue	$358,507,931	$297,952,764
Gross Profit	13,596,079	20,060,049
Net Income	16,721,254	18,143,266

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022 AND 2021

The following table shows the condensed financial information of REF; the investment which represents greater than 10% of the Company's assets as of September 30, 2022.

Balance Sheet	September 30, 2022	December 31, 2021
Current Assets	$27,628,293	$44,893,050
Other Assets	117,581,103	122,727,914
Current Liabilities	17,620,815	23,595,688
Long-term Liabilities	27,902,652	38,133,180
Members' Equity	99,685,929	105,892,096

	Three Months Ended
Income Statement	September 30, 2022	September 30, 2021
Revenue	$60,846,808	$44,316,827
Gross Profit	7,038,672	6,157,982
Net Income	2,625,740	2,126,749

	Nine Months Ended
Income Statement	September 30, 2022	September 30, 2021
Revenue	$187,132,390	$141,196,220
Gross Profit	18,323,718	22,937,861
Net Income	5,251,906	9,745,669

The Company recorded equity in net income of investment at approximately $2,542,000 and $3,073,000 from our investments for the nine months ended September 30, 2022, and 2021, respectively. The Company recorded equity in net income of approximately $315,000 and $1,135,000 from our investments for the three months ended September 30, 2022, and 2021, respectively.

NOTE 6.    REVOLVING PROMISSORY NOTE

On February 6, 2018, Dakota Ethanol executed a revolving promissory note with Farm Credit Services of America ("FCSA") in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Dakota Ethanol amended the note agreement with FCSA in June of 2020 and October of 2021. Under the amendments, the available credit under the revolving operating note was reduced to $2,000,000. There is a non-use fee of 0.25% per annum on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all of the assets of the Company. The note expires on November 1, 2023. Interest on the outstanding principal balance will accrue at 305 basis points above the Secured Overnight Financing 30-day Average Rate ("SOFR 30"). The interest rate is not subject to a floor. The rate was 5.35% at September 30, 2022. On September 30, 2022, Dakota Ethanol had no balance outstanding and approximately $2,000,000 available to be drawn on the revolving promissory note.

NOTE 7.    LONG-TERM NOTES PAYABLE

On August 1, 2017, Dakota Ethanol executed a term note from FCSA in the amount of $8,000,000. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The annual principal payment on August 1, 2020 was deferred after the note was amended with FCSA and is now due on August 1, 2025. The note matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30. The interest rate is not subject to a floor. The rate was 5.60% at September 30, 2022. On September 30, 2022, Dakota Ethanol had $4,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. Dakota Ethanol

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022 AND 2021

amended the note agreement with FCSA in June of 2020. The amendment increased the available credit on the reducing revolving note to $48,000,000. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30. The interest rate is not subject to a floor. The rate was 5.60% at September 30, 2022. The note contains a non-use fee of 0.50% per annum on the unused portion of the note. The loan was amended with FCSA on October 11, 2021 and the amendment was filed with the Securities Exchange Commission as Exhibit 10.1 to the Company's Form 10-Q on November 12, 2021. Under the amendment, the interest accrual will be measured using the SOFR 30. On September 30, 2022, Dakota Ethanol had $1,000 outstanding and $42,749,000 available to be drawn on the note.

As part of the notes payable agreement, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company. The note payable agreement was amended in October 2021 with modifications to the requirements. The working capital covenant was increased to $13,500,000 and the net worth covenant was increased to $28,000,000.

The balances of the notes payable are as follows. The balances reflect the updated agreement:

	September 30, 2022	December 31, 2021
Notes Payable - FCSA	$4,001,000	$5,000,000
Less unamortized debt issuance costs	(3,208)	(4,861)
	3,997,792	4,995,139
Less current portion	(1,000,000)	(1,000,000)
	$2,997,792	$3,995,139
*Derived from audited financial statements

Principal maturities for the remainder of the Note are estimated as follows.

Periods Ending September 30,	Principal
2023	$1,000,000
2024	1,000,000
2025	2,001,000
$4,001,000

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
SEPTEMBER 30, 2022 AND 2021

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
September 30, 2022

Assets:
Derivative financial instruments, futures and options contracts	$126,400	$126,400	$—	$—
Forward contracts	$2,103,381	$—	$2,103,381	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$459,363	$459,363	$—	$—
Forward contracts	$620,123	$—	$620,123	$—

December 31, 2021*

Assets:
Derivative financial instruments, futures and options contracts	$140,863	$140,863	$—	$—
Forward contracts	$892,509	$—	$892,509	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$1,238,560	$1,238,560	$—	$—
Forward contracts	$1,490,510	$—	$1,490,510	$—

*Derived from audited financial statements.

During the nine months ended September 30, 2022, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of September 30, 2022 and December 31, 2021, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example,

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022 AND 2021

when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2022 and December 31, 2021.

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

The carrying amount of long-term obligations (level 3) at September 30, 2022 of $4,001,000 had an estimated fair value of approximately $4,001,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2021 of $4,000,000 had an estimated fair value of approximately $4,000,000.

NOTE 9.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 5% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distiller's grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues. The Company also purchases denaturant from RPMG.
Revenues and marketing fees related to the agreements as well as denaturant purchases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues ethanol	$56,461,839	$50,058,768	$162,392,421	$137,184,137
Revenues distillers dried grains	4,969,228	3,422,681	12,353,408	9,758,249
Revenues corn oil	4,917,518	4,082,593	14,015,718	9,889,836
Marketing fees ethanol	76,137	63,738	228,402	191,214
Marketing fees distillers dried grains	22,103	15,848	54,784	47,558
Marketing fees corn oil	15,396	14,468	43,829	41,369
Denaturant purchases	552,843	914,355	1,871,487	2,547,836

	September 30, 2022	December 31, 2021*
Amounts due to RPMG	$71,646	$79,909
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. Corn purchases from these related parties during the nine months ended September 30, 2022 and 2021 totaled approximately $1,657,000 and $1,506,000, respectively. Corn purchases from these related parties during the three months ended September 30, 2022 and 2021 totaled approximately $1,093,000 and $1,037,000, respectively. As of September 30, 2022 and December 31, 2021, the Company had no outstanding obligations to these related parties.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022 AND 2021

NOTE 10 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Capital Expenditures
Dakota Ethanol has committed to a contract for the design and construction of a new 2 million gallon ethanol storage tank. The value of the construction is approximately $2.2 million, of which approximately $0 is outstanding as of September 30, 2022. The 2 million gallon ethanol storage tank is expected to be placed into service in the fourth quarter. The Company has also committed to a contract for the design and construction of an additional grain storage bin. The value of the contracted construction is approximately $5.8 million, of which approximately $1.6 million is outstanding as of September 30, 2022. The additional grain storage bin project is expected to be completed during the fourth quarter of 2022.
Agreements
On June 24, 2022, Dakota Ethanol, LLC, entered into the Precedent Agreement West Leg 2023 Expansion between Northern Natural Gas Company and the Dakota Ethanol (the "West Leg Agreement"). Pursuant to the West Leg Agreement, Dakota Ethanol will receive additional firm commitment natural gas transportation services. In order to secure these firm commitment natural gas transportation services, Dakota Ethanol agrees to pay Northern Natural Gas Company a contribution to the cost of constructing certain additional natural gas pipeline and storage facilities. Dakota Ethanol's contribution is estimated to be $8,890,000, of which $6,223,000 is outstanding as of September 30, 2022. Additional payments of 30% and 40% of the total contribution are scheduled to be made on December 31, 2022 and March 31, 2023, respectively. For a period of five years beginning on November 1, 2023, Dakota Ethanol is entitled to a firm natural gas commitment of 7,000 decatherms per day during the winter months (between November 1 and March 31 each year), and firm commitment of 4,340 decatherms per day during the summer months.
NOTE 11 - SUBSEQUENT EVENTS
During November 2022, the Company declared a distribution to its members of $5,924,000 or $0.20 per capital unit, to unit holders of record as of October 1, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2022, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2021, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 which was filed with the SEC on March 3, 2022.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the three months ended September 30, 2022 and 2021:

	2022		2021
Income Statement Data	Amount	%	Amount	%
Revenues	$74,210,499	100.0	$63,794,494	100.0

Cost of Revenues	66,808,651	90.0	54,753,379	85.8

Gross Profit	7,401,848	10.0	9,041,115	14.2

Operating Expense	1,268,468	1.7	1,249,243	2.0

Income from Operations	6,133,380	8.3	7,791,872	12.2

Other Income (Expense)	376,312	0.5	1,020,685	1.6

Net Income	$6,509,692	8.8	$8,812,557	13.8

The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended September 30
	2022	2021

Revenues ethanol	$56,385,702	$49,995,030
Revenues distillers grains	12,922,675	9,731,338
Revenues distillers corn oil	4,902,122	4,068,126
	$74,210,499	$63,794,494

Revenues

Revenue from sales increased by approximately 16.3% during the three months ended September 30, 2022 compared to the same period of 2021 due to increased prices that we received for our ethanol during the 2022 period along with increased gallons of ethanol sold. Revenue from distillers grains sales increased by approximately 32.8% during the three months ended September 30, 2022 compared to the same period of 2021 due primarily to increased prices that we received for our distillers grains along with more tons of distillers grains sold. Revenue from corn oil sales increased by approximately 20.5% during the three months ended September 30, 2022 compared to the same period of 2021 due primarily to increased prices that we received for corn oil sold during the 2022 period along with more pounds of corn oil sold.
Ethanol

Our ethanol revenue was approximately $6.4 million higher during our three months ended September 30, 2022 compared to the three months ended September 30, 2021, an increase of approximately 12.8%. This increase in ethanol revenue was due primarily to an increase in the gallons sold and price that we received per gallon of ethanol sold during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The average price we received for our ethanol was approximately $0.11 higher per gallon during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, an increase of approximately 4.8%. Management attributes this increase in ethanol prices during the three months ended September 30, 2022 to higher gasoline prices generally which increases the price of ethanol. Since ethanol is blended with gasoline, when gasoline price and demand are higher it has a corresponding impact on ethanol price and demand. Management also believes that higher corn prices during the 2022 period had an impact on ethanol prices.

We sold approximately 7.6% more gallons of ethanol during the three months ended September 30, 2022 compared to the same period of 2021, an increase of approximately 1,673,000 gallons. The increase is due primarily to increased production and sales of ethanol inventory during the three months ended September 30, 2022. Management expects relatively stable ethanol production for the rest of our 2022 fiscal year.

Distillers Grains

    Our total distillers grains revenue was approximately 32.8% higher during the three months ended September 30, 2022 compared to the same period of 2021 due primarily to increased prices received for our distillers grains along with more tons of distillers grain sold. The average price we received for our dried distillers grains was approximately 9.7% higher during the three months ended September 30, 2022 compared to the same period of 2021, an increase of approximately $19.71 per ton. Management attributes the increase in dried distillers grains prices during the three months ended September 30, 2022 to increases in the domestic price of corn. The average price we received for our modified/wet distillers grains was approximately 10.4% higher for the three months ended September 30, 2022 compared to the same period of 2021, an increase of approximately $22.47 per ton. Management attributes this increase in modified/wet distillers grains prices with higher corn prices in the market.

We sold approximately 20.8% more total tons of distillers grains during the three months ended September 30, 2022 compared to the same period of 2021 due primarily to increased production and sales of distillers grain inventory.

    Corn Oil

    Our total corn oil revenue was approximately 20.5% higher during the three months ended September 30, 2022 compared to the same period of 2021 due primarily to increased prices received for our corn oil. The average price per pound we received for our corn oil was higher by approximately 15.9% for the three months ended September 30, 2022 compared to the same period of 2021 due primarily to demand from the renewable diesel industry for corn oil along with higher soybean oil prices.

Our total pounds of corn oil sold increased by approximately 3.9% during the three months ended September 30, 2022 compared to the same period of 2021 due primarily to increased production and sales of corn oil inventory.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 24.3% higher for the three months ended September 30, 2022 compared to the same period of 2021 due to significantly increased corn prices and corn usage during the 2022 period.

Our average cost per bushel of corn increased by approximately 13.0% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. We consumed approximately 10.0% more bushels of corn during the three months ended September 30, 2022 compared to the same period of 2021 that contributed to higher corn cost. Management attributes the increased corn cost per bushel to significantly higher market corn prices and decreased corn availability during our 2022 fiscal period. Management anticipates corn prices to remain higher into our 2023 fiscal year due to drought conditions in the area that surrounds our plant and global uncertainty in the commodities markets.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $529,000, an increase of approximately 24.9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was due to higher natural gas costs per MMBtu during the three months ended September 30, 2022 compared to the same period of 2021.

Our average cost per MMBtu of natural gas during the three months ended September 30, 2022 was approximately 20.0% more compared to the cost per MMbtu for the three months ended September 30, 2021. Management attributes this increase in our average natural gas costs to higher market natural gas prices due to high export demand and supply shortages caused by the Russian invasion of Ukraine.

The volume of natural gas we used increased by approximately 4.1% during the three months ended September 30, 2022 compared to the same period of 2021 due to increased production at the plant.

Operating Expenses

Our operating expenses were comparable for the three months ended September 30, 2022 compared to the same period of 2021 due primarily to decreased wages and benefits offset by increased professional fees.

Other Income and Expense

Our other income decreased during the three months ended September 30, 2022 compared to the same period of 2021 due primarily to decreased income from our investments. We had more interest income during the three months ended September 30, 2022 compared to the same period of 2021 due to having more cash on hand during the 2022 period. We had less income from our investments during the three months ended September 30, 2022 compared to the same period of 2021 due to decreased profitability in the ethanol sector. We had less interest expense during the three months ended September 30, 2022 compared to the same period of 2021 due to the capitalization of interest expense on current construction projects.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the nine months ended September 30, 2022 and 2021:

	2022		2021
Income Statement Data	Amount	%	Amount	%
Revenues	$214,098,692	100.0	$176,648,273	100.0

Cost of Revenues	195,168,386	91.2	151,181,885	85.6

Gross Profit	18,930,306	8.8	25,466,388	14.4

Operating Expense	3,668,362	1.7	3,776,472	2.1

Income from Operations	15,261,944	7.1	21,689,916	12.3

Other Income (Expense)	4,035,921	1.9	3,716,823	2.1

Net Income	$19,297,865	9.0	$25,406,739	14.4

The following table depicts the disaggregation of revenue according to product line:

	Nine Months Ended September 30,
	2022	2021

Revenues ethanol	$162,164,019	$136,992,923
Revenues distillers grains	37,962,783	29,806,883
Revenues distillers corn oil	13,971,890	9,848,467
	$214,098,692	$176,648,273

Revenues

Revenue from ethanol sales increased by approximately 18.4% during the nine months ended September 30, 2022 compared to the same period of 2021 due to increased prices that we received for our ethanol during the 2022 period along with an increase in the gallons of ethanol we sold. Revenue from distillers grains sales increased by approximately 27.4% during the nine months ended September 30, 2022 compared to the same period of 2021 due primarily to increased prices that we received for our distillers grains and increased tons of distillers grains sold. Revenue from corn oil sales increased by approximately 41.9% during the nine months ended September 30, 2022 compared to the same period of 2021 due primarily to increased prices that we received for corn oil sold during the 2022 period along with more pounds of corn oil sold.
Ethanol

Our ethanol revenue was approximately $25 million higher during our nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, an increase of approximately 18.4%. This increase in ethanol revenue was due primarily to an increase in the price that we received per gallon of ethanol sold and increased gallons of ethanol sold during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
The average price we received for our ethanol was approximately $0.27 higher per gallon during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, an increase of approximately 12.9%. Management attributes this increase in ethanol prices during the nine months ended September 30, 2022 to higher oil prices. Management also believes that higher corn prices during the 2022 period had an impact on ethanol prices.

We sold approximately 4.6% more gallons of ethanol during the nine months ended September 30, 2022 compared to the same period of 2021, an increase of approximately 3,012,000 gallons. The increase is due primarily to increased sales of ethanol inventory during the nine months ended September 30, 2022.

Distillers Grains

    Our total distillers grains revenue was approximately 27.4% higher during the nine months ended September 30, 2022 compared to the same period of 2021 due primarily to increased prices received for our distillers grains.

    The average price we received for our dried distillers grains was approximately 15.0% higher during the nine months ended September 30, 2022 compared to the same period of 2021, an increase of approximately $29.20 per ton. Management attributes the increase in dried distillers grains prices during the nine months ended September 30, 2022 to increases in the domestic price of corn. The average price we received for our modified/wet distillers grains was approximately 17.4% higher for the nine months ended September 30, 2022 compared to the same period of 2021, an increase of approximately $35.36 per ton. Management attributes this increase in modified/wet distillers grains prices with higher corn prices in the market.

We sold approximately 9.3% more total tons of distillers grains during the nine months ended September 30, 2022 compared to the same period of 2021 primarily due to increased sales of distillers grain inventory.

    Corn Oil

    Our total corn oil revenue was approximately 41.9% higher during the nine months ended September 30, 2022 compared to the same period of 2021 due primarily to increased prices received for our corn oil along with increased pounds of corn oil sold. Our total pounds of corn oil sold increased by approximately 3.5% during the nine months ended September 30, 2022 compared to the same period of 2021, an increase of approximately 686,000 pounds. We produced more corn oil due to increased oil extraction proficiency during the 2022 period compared to the nine months ended September 30, 2021.

    The average price per pound we received for our corn oil was higher by approximately 38.0% for the nine months ended September 30, 2022 compared to the same period of 2021 due primarily to demand from the renewable diesel industry for corn oil along with higher soybean oil prices.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 31.3% higher for the nine months ended September 30, 2022 compared to the same period of 2021 due to significantly increased corn prices during the 2022 period along with increased corn usage.

Our average cost per bushel of corn increased by approximately 21.7% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. We consumed approximately 7.9% more bushels of corn during the nine months ended September 30, 2022 compared to the same period of 2021 that contributed to higher corn cost. Management attributes the increased corn cost per bushel to significantly higher market corn prices and decreased corn availability during our 2022 fiscal period. Management anticipates corn prices to remain higher into our 2023 fiscal year.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $1,963,000, an increase of approximately 35.7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was due to higher natural gas costs per MMBtu during the nine months ended September 30, 2022 compared to the same period of 2021.

Our average cost per MMBtu of natural gas during the nine months ended September 30, 2022 was approximately 32.6% higher compared to the cost per MMbtu for the nine months ended September 30, 2021. Management attributes this increase in our average natural gas costs to higher market natural gas prices due to high demand and supply shortages.

The volume of natural gas we used was similar during the nine months ended September 30, 2022 compared to the same period of 2021.

Operating Expenses

Our operating expenses were less for the nine months ended September 30, 2022 compared to the same period of 2021 due primarily to decreased wages and benefits offset by increased professional fees.

Other Income and Expense

Our other income increased during the nine months ended September 30, 2022 compared to the same period of 2021 due primarily to less interest expense and the USDA Biofuel Producer Relief Program payment awarded during the nine months ended September 30, 2022. We had more interest income during the nine months ended September 30, 2022 compared to the same period of 2021 due to having more cash on hand during the 2022 period. We had less income from our investments during the nine months ended September 30, 2022 compared to the same period of 2021 due to decreased profitability in the ethanol sector. We had less interest expense during the nine months ended September 30, 2022 compared to the same period of 2021 due to lower carrying balances on outstanding debt.

Changes in Financial Condition for the Nine Months Ended September 30, 2022

Current Assets

    Our cash on hand at September 30, 2022 was less compared to December 31, 2021 due to deferred corn payments and member distribution payments. We had more accounts receivable at September 30, 2022 compared to December 31, 2021 due to the timing of our quarter end and the payments received related to the shipments of our products. The value of our inventory was less at September 30, 2022 compared to December 31, 2021 due to decreased quantities of corn and finished goods inventory. The asset value of our derivative instruments was greater at September 30, 2022 compared to December 31, 2021 due to recent corn price changes which impacted our derivative instruments. We had less prepaid expenses at September 30, 2022 compared to December 31, 2021 due to amortization of our insurance premiums.

Property and Equipment

    The value of our property and equipment was higher at September 30, 2022 compared to December 31, 2021 primarily as a result of the new construction of an additional fermentor as well as construction currently in progress for an additional grain bin and ethanol storage tank.

Other Assets

    The value of our investments was lower at September 30, 2022 compared to December 31, 2021 due to distributions in excess of earnings from our investments during the nine months ended September 30, 2022. We had significantly more other assets at September 30, 2022 compared to December 31, 2021 due primarily to the prepayment for the firm commitment on natural gas transportation with Northern Natural Gas.

Current Liabilities

    We had more outstanding checks in excess of bank balances at September 30, 2022 compared to December 31, 2021 due to the timing of our quarter end and payments issued. We use our revolving loan to pay any checks that are presented for payment which exceed the cash we have available in our accounts. Our accounts payable were lower at September 30, 2022 compared to December 31, 2021 due primarily to decreased corn payables at September 30, 2022 compared to December 31, 2021 as the deferred payments were paid during the first quarter of 2022. Our derivative instrument liability was lower at September 30, 2022 compared to December 31, 2021 due to corn price changes, which impacted our derivative instruments. The current portion of our notes payable was unchanged at September 30, 2022 compared to December 31, 2021.

Long-Term Liabilities

    Our long-term liabilities were less at September 30, 2022 and December 31, 2021 due to our annual $1,000,000 principal payment which was made in August 2022.

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

    Currently, we have two revolving loans, which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of September 30, 2022, we had $1,000 outstanding and $44,749,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations for the next twelve months.

The following table shows cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$10,272,275	$16,732,755
Net cash (used in) investing activities	(11,075,787)	(340,540)
Net cash (used in) financing activities	(27,426,714)	(31,694,584)

Cash Flow From Operations. Our operating activities provided less cash during the nine months ended September 30, 2022 compared to the same period of 2021, due primarily to decreased net income, a larger increase in accounts receivable, and a larger decrease in accounts payable during the 2022 period partially offset by distributions in excess of earnings on investments and a decrease in inventory.

    Cash Flow From Investing Activities. Our investing activities used more cash during the nine months ended September 30, 2022 compared to the same period of 2021, due to the construction of an additional grain bin, ethanol storage tank, and additional fermentor as well as prepayment for our natural gas transportation services agreement.

Cash Flow From Financing Activities. Our financing activities used less cash during the nine months ended September 30, 2022 compared to the same period of 2021, due primarily to less payments on long-term debt partially offset by increased distributions paid to members during the 2022 period.

Plans for Cash in the Short Term and in the Long Term

In the next 12 months, the Company plans to reinvest its cash into current business operations and to use cash for the design and construction of an additional grain storage bin. The Company will also use its cash for prepayments for the firm commitment of natural gas transportation from Northern Natural Gas and may provide further distributions to its members. In the long term, the Company plans to reinvest its cash into current business operations and may provide further distributions to its members.

Indebtedness

We maintain a comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

On October 11, 2021, we entered into a Fourth Amendment to the credit agreement (the "Fourth Amendment"). Under the Fourth Amendment, the operating lines' maturity date was extended to November 1, 2023. Interest on the outstanding principal balance of the operating line will accrue at the SOFR 30 plus 305 basis points. The available credit on the reducing revolving note is $42,749,000. Interest on the outstanding principal balance of the revolving loan and term loan will accrue at the SOFR 30 plus 330 basis points. The working capital covenant was increased to $13,500,000, and the net worth covenant was increased to $28,000,0000. Dakota Ethanol may make distributions in an amount up to 75% of our prior year's net income, so long as the Company's working capital stays above $18,000,000 post distribution. The combined distributions for 2021 and 2022 shall also be limited to 75% of the combined net income of 2020 and 2021.

Operating Line

    Dakota Ethanol has a revolving promissory note from FCSA in an amount up to $2,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 305 basis points above the SOFR 30 and is not subject to a floor. The rate was 5.35% at September 30, 2022. There is a non-use fee of 0.25% per anuum on the unused portion of the availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2023. On September 30, 2022, Dakota Ethanol had $0 outstanding and $2,000,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

    Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $46,250,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at the SOFR 30 plus 330 basis points. The interest rate is not subject to a floor. The rate was 5.60% at September 30, 2022. The note contains a non-use fee of 0.5% per annum on the unused portion of the note. On September 30, 2022, Dakota Ethanol had $1,000 outstanding and $42,749,000 available to be drawn on the note.

2017 Term Loan

    On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment that was due in August 2020 was deferred to August 2025. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30 and is not subject to a floor. The rate was 5.60% at September 30, 2022. On September 30, 2022, Dakota Ethanol had $4,000,000 outstanding on the note.

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

    As of September 30, 2022, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

    We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of September 30, 2022, we had $4,001,000 outstanding on our variable interest rate loans with interest accruing at a rate of 5.60%. Our variable interest rates are calculated by adding a set basis to the SOFR 30. If we were to experience a 10% increase in the SOFR 30, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of September 30, 2022, would be approximately $9,200.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $534,000 related to derivative instruments for the quarter ended September 30, 2022. We recorded a combined decrease to our cost of revenues of approximately $243,000 related to derivative instruments for the quarter ended September 30, 2021. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of September 30, 2022, we were committed to purchasing approximately 5.2 million bushels of corn with an average price of $6.33 per bushel. These corn purchases represent approximately 17% of our projected plant corn usage for the next 12 months.

As of September 30, 2022, we were committed to purchasing approximately 1,385,000 MMBtus of natural gas with an average price of $4.49 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 68% of the projected annual plant requirements.

As of September 30, 2022, we were committed to selling approximately 69,000 dry equivalent tons of distillers grains with an average price of $234 per ton. The distillers grains sales represent approximately 32% of the projected annual plant production.

As of September 30, 2022, we were committed to selling approximately 2.7 million pounds of distillers corn oil with an average price of $0.76 per pound.  The distillers corn oil sales represent approximately 12% of the projected annual plant production.

    We did not have any firm-priced sales commitments for ethanol as of September 30, 2022.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2022, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2022. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$21,712,000
Corn	27,784,687	Bushels	10%	$18,821,347
Natural Gas	685,500	MMBTU	10%	$467,511

For comparison purposes, our sensitivity analysis for our quarter ended September 30, 2021 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$22,080,000
Corn	30,666,667	Bushels	10%	$14,741,103
Natural Gas	2,070,000	MMBTU	10%	$730,014

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

    Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

    The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our annual report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities Exchange Commission on March 3, 2021.

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

LAKE AREA CORN PROCESSORS, LLC

Date:	November 14, 2022	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2022	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)