Form 10-K
period 2022-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2023-03-09
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended	December 31, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number	000-50254

LAKE AREA CORN PROCESSORS, LLC
(Exact name of registrant as specified in its charter)

South Dakota	46-0460790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.            ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registration's executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☐ Yes ☒ No

As of June 30, 2022, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's membership units held by non-affiliates of the registrant (computed by reference to the most recent public offering price of such membership units of $0.50) was $14,188,125.

As of March 9, 2023, there were 29,620,000 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2022). This information statement is referred to in this report as the 2023 Information Statement.

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

The ethanol industry experienced industry-wide record low ethanol prices throughout most of 2018 and 2019 due to reduced demand and high industry inventory levels. This continued into 2020 and the situation was compounded by the crisis associated with the 2019 novel coronavirus disease ("COVID-19"). In response to these unfavorable operating conditions and a slowdown in global and regional economic activity and a disruption in transportation fuel demand resulting from the COVID-19 pandemic, we reduced our ethanol production rate early in 2020 which impacted our total ethanol production for our 2020 fiscal year. The Company operated at full production capacity for our 2021 and 2022 fiscal year.

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

On October 11, 2021, we entered into a Fourth Amendment to our credit agreement with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA ("FCSA") (the "Fourth Amendment"). Under the Fourth Amendment, the working capital covenant was increased to $13,500,000 and the net worth covenant was increased to $28,000,0000. The interest rates will be measured using the Secured Overnight Financing Rate (SOFR) 30-Day Average Rate. Dakota Ethanol may make distributions in an amount up to 75% of prior year's net income, so long as the Company's working capital stays above $18,000,000 post distribution. The combined distributions for 2021 and 2022 were limited to 75% of the combined net income of 2020 and 2021.

Through the BioFuel Producer Program, the United States Department of Agriculture (the "USDA") is making up to $700,000,000.00 in direct payment available for biofuel producers who faces unexpected market losses due to the COVID-19 pandemic. On May 23, 2022, the Company received a payment from the USDA Biofuel Producer Program in the amount of approximately $1,200,000 that was recorded in interest and other income on the statement of operations during the year ended December 31, 2022.

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

Product	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Ethanol	74%	79%	76%
Distillers Grains	19%	16%	20%
Corn Oil	7%	5%	4%

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

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, poultry, swine and beef industries. We primarily produce distillers grains in two forms, modified/wet distillers grains and dried distillers grains. Modified/wet distillers grains have a higher moisture content than dried distillers grains. Our modified/wet distillers grains are sold primarily in our local market because they have a shorter shelf life and are more expensive to transport than dried distillers grains.

Corn Oil

We separate a portion of the corn oil contained in our distillers grains which we market separately from our distillers grains. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. The primary uses for the corn oil that we produce are animal feed, industrial uses and biodiesel production.

Principal Product Markets

    Ethanol

    Over the past fiscal year, Canada, India and South Korea were top destinations for ethanol exports. Exports of ethanol for the 2022 period have increased significantly when compared to the same period in 2021. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. Tariffs implemented by Brazil and China on ethanol imported from the United States have had a negative effect on export demand from those markets. Tariffs imposed by China remain unchanged. In March 2022, Brazil suspended its tariff through the end of 2022 on ethanol imported from the United States following a 10% reduction on the tariff in November 2021.

In February 2023, Brazil reinstated the tariff at a rate of 16% through 2023, increasing to 18% in 2024. These tariffs will likely result in no ethanol exports to Brazil in 2023 or 2024.

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

Distillers Grains

    Distillers grains are primarily used as animal feed. Distillers grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distillers grains exports have increased in recent years as distillers grains have become a more accepted animal feed. Currently, the United States ethanol industry exports a significant amount of distiller grains. According to the U.S. Grains Council, during the 2021/2022 marketing year, the largest importers of United States distiller grains were Mexico, South Korea, and Vietnam.

During 2016, China began an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties. In the beginning of 2023, China's Commerce Ministry announced that they will continue to impose anti-dumping rules on distiller grains imported from the United States for an additional five years, keeping tariffs amounting to as much as 66% on distillers grains. The trade actions taken by the Chinese have resulted in declines in distillers grains demand and prices. The significant reduction in distillers grains exports to China requires United States distillers grains producers to seek out alternative markets.

    We anticipate that the vast majority of our distillers grains will continue to be sold in the domestic market due to our plant's location. Further, management anticipates that we will continue to sell a large proportion of our distillers grains in the modified/wet form which is marketed locally.

    Corn Oil

    The primary markets for corn oil are the industrial chemicals market, animal feeding market and the biodiesel production market. The biodiesel blenders' tax credit was scheduled to expire at the end of 2022. However, during 2022 the biodiesel blenders' tax credit was extended through 2024. Since corn oil can be used as a feedstock to produce biodiesel, when biodiesel production increases it has a positive impact on corn oil prices. Further, recent increases in oil demand from the renewable diesel market has significantly increased market corn oil prices. The market for corn oil is expected to continue to shift as changes in supply and demand of corn oil interact. Our corn oil is primarily marketed in the United States, and we do not expect that significant exports of corn oil will occur in the near future.

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

We market our modified/wet distillers grains to our local market without the use of an external marketer. Currently, we market approximately 68%, based on volume, of our distillers grains internally. Shipments of these products are made to local markets by truck. This has allowed us to sell less distillers grains in the form of dried distillers grains which has decreased our natural gas usage and improved our margins from the sale of distillers grains.

Corn Oil Distribution

We market all of our corn oil through RPMG. Our corn oil marketing agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed. We pay RPMG a commission based on each pound of our corn oil that is sold by RPMG.

New Products and Services

    We did not introduce any new products or services during our 2022 fiscal year.

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

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol, distillers grains and corn oil is corn. The plant operates at a rate in excess of its nameplate capacity of 90 million gallons of ethanol per year. We anticipate using approximately 31 million bushels of corn annually. The area surrounding the ethanol plant usually provides an ample supply of corn to meet and exceed our raw material requirements for the production capacity of the plant.

Corn prices have been volatile in recent years due to changes in corn demand as well as yield and production fluctuations that have had a significant impact on corn prices. High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains outpaces rising corn prices. We could experience a drought or other unfavorable weather conditions during our 2023 fiscal year which could impact the price we pay for corn and could negatively impact the availability of corn near our plant. If we experience a localized shortage of corn, we may be forced to purchase corn from producers located farther away from our ethanol plant which can increase our transportation costs. In addition, if new corn customers enter the market, it can increase demand for corn which could result in higher corn prices. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

Corn prices were higher during the fiscal year ended December 31, 2022 compared to the same period in 2021, primarily due to supply shortage concerns which drove prices higher during the 2022 period. On November 9, 2022, the United States Department of Agriculture ("USDA") released a report estimating the 2022 national corn crop at approximately 13.9 billion bushels, down 8% from last year's production, with yields averaging 172.3 bushels per acre. The USDA also reported area harvested for grain at 80.8 million acres, down 5% from 2021. Weather conditions, world supply and demand, current anticipated corn stocks, agricultural policy and other factors can all contribute to volatility in corn prices.

Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. We anticipate purchasing corn from third parties should our members fail to supply us with enough corn to operate the ethanol plant at capacity. We do not currently anticipate experiencing difficulty purchasing the corn we require to operate the ethanol plant.

We have an agreement with John Stewart & Associates ("JSA") to provide us with consulting services related to our risk management strategy. We pay JSA a fee of $2,500 per month to assist us in making risk management decisions regarding our commodity purchases. The agreement renews on a month-to-month basis.

Natural Gas

Natural gas is an important input to our manufacturing process. We purchase our natural gas on the open market and the price for our natural gas is based on market rates. We have a contract with Northern Natural Gas for the interstate transportation of our natural gas. We contract with NorthWestern Energy for the local transportation of our natural gas. Our contract with Northern Natural Gas expires in 2023 while our contract with NorthWestern Energy expires in 2028. We have had no interruptions or shortages in the supply of natural gas to the plant since operations commenced in 2001. We anticipate that we will be able to purchase sufficient natural gas to continue to operate the ethanol plant during our 2023 fiscal year.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, payments on our credit facilities, distributions to our members and capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations and investments as well as our revolving lines of credit with our primary lender, FCSA. For our 2023 fiscal year, we anticipate using cash from our operations and our credit facilities to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2023 fiscal year and beyond.

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

Our Competition

Ethanol Competition

    We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distillers grains and corn oil customers and raw material suppliers. As of February 25, 2023, the Renewable Fuels Association estimates that there are 202 ethanol production facilities in the United States with capacity to produce approximately 17.946 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 800
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Total
Archer Daniels Midland	1,728	9.6%
Green Plains Renewable Energy	958	5.3%
POET Biorefining	3,110	17.3%
Valero Renewable Fuels	1,752	9.8%

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

Governmental Regulation

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increased incrementally each year until the United States was required to use 36 billion gallons of renewable fuels by 2022. After 2022, the EPA has authority to establish the RFS for subsequent years. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required to pass a rule that establishes the number of gallons of conventional and advanced renewable fuels that must be used in the United States which is called the renewable volume obligations (RVO). In previous years, the EPA granted small refinery exemptions from the RFS while not using its authority to waive the RFS statutory volume requirements. These small refinery exemptions created unallocated gallons reducing the corn-based conventional biofuel RFS requirements by 2.25 billion gallons in 2018 and 2 billion gallons in 2019. These small refinery exemptions had a significant negative impact on domestic demand for ethanol and have resulted in negative operating margins in the ethanol industry. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. However, in June 2021, the U.S. Supreme Court partially reversed the decision finding that a small refinery may obtain a hardship exemption even if its earlier exemption had lapsed in one or more previous years. In June 2022, the EPA announced the denial of 69 small refinery exemption petitions for one or more compliance years between 2016 and 2021 on the grounds that the petitioners had failed to show that the EPA had a basis to approve them.

In July 2022, the EPA retroactively reduced the RVO for total renewable fuel for 2020 to 17.13 billion gallons. The portion that could be met by corn-based ethanol was reduced to 12.50 billion for 2020. The EPA indicated that the reason for this retroactive change was due to program and market challenges, including those related to the COVID-19 pandemic. In addition, the EPA set the RVO for total renewable fuel for 2021 at 18.84 billion gallons and for 2022 at 20.63 billion gallons. The portion that could be met by corn-based ethanol was 13.79 billion for 2021 and 15 billion gallons for 2022. The EPA also added a 250 million gallon supplemental obligation in 2022 and stated its intention to do the same for 2023. On December 1, 2022, the EPA proposed to set the RVO for total renewable fuel for 2023 to 20.82 billion gallons, for 2024 to 21.87 billion gallons and for 2025 to 22.68 billion gallons. The portion that could be met by corn-based ethanol would be 15 billion gallons for 2023 and would then increase to 15.25 billion gallons in 2024 and 2025. Public hearings for the proposed rules were held in January 2023 but a final rule has not yet been adopted.

In February 2010, the EPA issued new regulations governing the RFS. These new regulations are called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant was originally grandfathered into the RFS up to a certain operating capacity due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement but the recent plant expansion requires us to meet the threshold reduction in greenhouse gas (GHG) emissions to produce ethanol eligible for the RFS2 mandate. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane which could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

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

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In June 2019, the Trump administration approved the use of E15 year-round. However, this rule was challenged in court and was reversed making E15 unavailable in certain markets during different times of the year. Subsequently, in February 2023, the EPA issued a rule proposing a permanent waiver of rules which prevent E15 use during the summer months which starts in 2024. Many in the ethanol industry are seeking another temporary waiver for 2023.

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. To date, the USDA has awarded approximately $74 million to eligible projects.

On August 16, 2022, the Inflation Reduction Act of 2022, which has several provisions that may benefit the ethanol industry, was signed into law. There is, however, considerable uncertainty as to how the newly required provisions will be implemented in future regulatory guidance. The Inflation Reduction Act maintains the 12-year credit period for the existing Section 45Q tax credit for carbon capture and storage ("CCS"). However, the Act extends eligibility for the credit to facilities that have commenced construction by December 31, 2032, and substantially lowers the minimum annual capture requirements to 12,500 tons for qualifying facilities. In addition, the potential credit rate is increased five times for industrial facilities and power plants that capture their carbon emissions to $85 per metric ton of carbon dioxide stored in secure geologic formations, $60 per ton for the beneficial utilization of captured carbon emissions, and $60 per ton for carbon oxide stored in oil and gas fields. Prevailing wage and apprenticeship requirements must be met by the facility to claim the full amount of the higher credit. In addition, projects will now be eligible to be directly paid for the credit by the Internal Revenue Service for the first five years with no direct pay for many projects for the final seven years of the credit, and, as an alternative to direct pay, projects will now be allowed to sell their credits to unrelated third parties for cash without adverse tax consequences. The Act also creates a Clean Fuel Production Tax Credit for the production of low-emissions transportation fuel produced and sold in 2025, 2026 and 2027, subject to certain requirements as to prevailing wage and apprenticeship. However, the Act provides that the Clean Fuel Production Tax Credit is not available for a facility that qualifies for the Section 45Q tax credit. Additional incentives for production of sustainable aviation fuel and $500 million in funding for biofuels infrastructure funding are also included in the Act.

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

    We have obtained all of the necessary permits to operate the ethanol plant. During our 2022 fiscal year, our costs of environmental compliance were approximately $182,000. We anticipate that our environmental compliance costs will be approximately $240,000 during our 2023 fiscal year. Although we have been successful in obtaining all of the permits currently required, any future or retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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

    In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. The quota expired in December 2020 and all U.S. ethanol exports to Brazil were subject to the tariff. In March 2022, Brazil suspended its tariff through the end of 2022 on ethanol imported from the United States following a 10% reduction on the tariff in November 2021. However, in February of 2023, the Brazilian government ended the tax exemption on imports of fuel ethanol an reinstated the tariff of 16% for 2023, increasing to 18% in 2024. This tariff and quota have reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States. In addition, the Chinese tariffs on United States ethanol imports remain high. Due to other recent tariff activity between the United States and China, management does not expect these Chinese tariffs to be removed in the near term. Both China and Brazil have been major sources of import demand for United States ethanol. These trade actions may result in negative operating margins for United States ethanol producers.

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

Employees

We depend on our employees to operate our plant. While we face competition to attract and retain personnel with necessary skills, we believe that we compete favorably on the basis of wages and benefits and our commitment to training and development. In addition, the safety of our employees is our highest priority. We have developed and enforce workplace safety policies and programs in order to maintain a high standard for performance in our operations and ensure the safety of our workers. As of December 31, 2022, we had 43 full-time employees. We do not expect the number of employees to materially change in the next 12 months.

Available Information

Additional information about the Company can be found at the Company's Website: https://www.dakotaethanol.com/.

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

Risks Relating to Our Business

    We are subject to global and regional economic downturns including inflation, rising interest rates and related risks and the effects of COVID-19 or another pandemic may materially and adversely affect demand and the market price for our products. The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products. In December 2019, a novel coronavirus surfaced in Wuhan, China (“COVID-19”). The spread of COVID-19 worldwide resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. Transportation fuels in particular, including ethanol, experienced significant price declines and reduced demand. The effects of COVID-19 have and may continue to materially and adversely affect the market price for our products, our business, results of operations and liquidity.

The EPA issued small refinery exemption waivers to the RFS requirement which resulted in demand destruction and negatively impacted profitability in the ethanol industry. During 2019, the ethanol industry learned that the EPA has been issuing small refinery waivers to the ethanol use requirements in the RFS. In previous years, when the EPA issued small refinery exemption waivers, the EPA reallocated the waived gallons to other refiners. The EPA under the Trump Administration was granting significantly more waivers than in the past and was not reallocating the waived gallons to other refiners. These actions resulted in demand destruction in 2019 and 2020 which led to reduced market ethanol prices and negative operating margins in the ethanol industry. This reduction in ethanol demand negatively impacted the profitability of our operations. These small refinery exemption waivers have impacted the ethanol industry which could reduce or eliminate the value of our units.

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

    Decreasing gasoline prices may lower ethanol prices which could negatively impact our ability to operate profitably. Typically, the price of ethanol has been less than the price of gasoline which increased ethanol demand. However, at times in recent years, gasoline prices have decreased significantly which have reduced the spread between the price of gasoline and the price of ethanol. When it occurs, this trend has negatively impacted ethanol prices. If this trend were to continue for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

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

Risks Related to Ethanol Industry

    Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. The United States benefited from additional exports of ethanol in recent years which may not continue to occur during our 2023 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2023 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower domestic or foreign demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

    Demand for ethanol may not increase past current levels unless higher percentage blends of ethanol are more widely used. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum domestic demand for ethanol is 13.5 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached this blend wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard (non-flex fuel) vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably, which could reduce or eliminate the value of our units.

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

    Decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of February 25, 2023, there are 202 ethanol plants with capacity to product approximately 17.946 billion gallons of ethanol per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. Further, ethanol demand may be negatively impacted by reductions in the RFS. While the United States is currently exporting ethanol which has generally resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

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

    If exports of ethanol are reduced, including as a result of the imposition of tariffs on U.S. ethanol, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2022 fiscal year with exports of ethanol, which has generally over recent years increased demand for our ethanol. Management believes these exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. Further, in 2017 both Brazil and China implemented tariffs on ethanol produced in the United States. These tariffs have resulted in decreased demand for ethanol from these countries which has negatively impacted ethanol prices in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

    Distillers grains demand and prices may continue to be negatively impacted by the Chinese antidumping and countervailing duty investigation. China was historically the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. In January 2017, the Chinese set the final anti-dumping duties from 42.2% to 53.7%, and set the final anti-subsidy tariffs from 11.2% to 12%. In 2023, the Chinese Government extended the tariffs for an additional five (5) years. Both during the investigation and after the announcement of the duty, distillers grains demand and prices have been negatively impacted. While we expect China to continue to import some distillers grains, due to continued trade disputes and tensions between the United States and China, management does not expect these tariffs to be removed in the near term which could continue to negatively impact market distillers grains demand and prices. This reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative impact on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, in recent years, Brazil has imposed tariffs on ethanol which is produced in the United States and exported to Brazil. These tariffs result in a decline in demand for ethanol from Brazil. In 2021 and 2022, the impact of these tariffs were reduced as the Brazilian government lowered and suspended the tariff. However, in February of 2023, the Brazilian Government reinstituted the tariff of 18%. Management believes that the tariff could negatively impact ethanol demand and prices in the United States and may impact our ability to profitably operate the ethanol plant.

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

Risks Related to Regulation and Governmental Action

Uncertainty and instability which results from the conflict between Ukraine and Russia and resulting sanctions by the United States, European Union, and other countries could result in a slowdown in economic growth, rising inflation, market disruptions and increased volatility in commodity prices in the United States. Russia invaded Ukraine in February 2022 which has resulted in significant uncertainty in the commodities market and has impacted commodity prices. In response to the attacks on Ukraine, sanctions and other penalties have been instituted. The invasion by Russia and resulting sanctions have created global economic uncertainty and have resulted in significant market disruptions and increased volatility in commodity prices such as corn, oil and natural gas. This uncertainty and instability from the situation in Ukraine has impacted the ethanol industry, including our operations. Ukraine is a major agricultural producer and the Russian invasion continues to impact the commodities produced in Ukraine, which has resulted in higher commodities prices in the United States, including corn and natural gas which are our two largest costs of production. In addition, the conflict has impacted oil prices which could have an impact on gasoline prices and demand in the United States. These impacts could be far reaching and could last for a significant period of time which could negatively impact our operations.

    Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations (RVOs). In July 2022, the EPA retroactively reduced the RVO for total renewable fuel for 2020 to 17.13 billion gallons. The portion that could be met by corn-based ethanol was reduced to 12.50 billion for 2020. The EPA indicated that the reason for this retroactive change was due to program and market challenges, including those related to the COVID-19 pandemic. In addition, the EPA set the RVO for total renewable fuel for 2021 at 18.84 billion gallons and for 2022 at 20.63 billion gallons. The portion that could be met by corn-based ethanol was 13.79 billion for 2021 and 15 billion gallons for 2022. The EPA also added a 250 million gallon supplemental obligation in 2022 and stated its intention to do the same for 2023. On December 1, 2022, the EPA proposed to set the RVO for total renewable fuel for 2023 to 20.82 billion gallons, for 2024 to 21.87 billion gallons and for 2025 to 22.68 billion gallons. The portion that could be met by corn-based ethanol would be 15 billion gallons for 2023 and would then increase to 15.25 billion gallons in 2024 and 2025. Public hearings for the proposed rules were held in January 2023 but a final rule has not yet been adopted. If the EPA continues to reduce or retroactively reduce the RVOs, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

    Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability. Agricultural commodity production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports. In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer. We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade. In April of 2018, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45% and ultimately 70%. Currently, the tariff rate is effectively 45%. We cannot estimate the exact effect this tariff increase has had on the overall domestic ethanol market. However, the increased tariff likely decreased overall United States ethanol export demand, which likely has had a negative effect on domestic ethanol prices.

ITEM 2.     PROPERTIES.

    We own Dakota Ethanol as a wholly-owned subsidiary. The ethanol plant is located on Dakota Ethanol's 210-acre rural site near Wentworth, South Dakota. All of our operations occur at our plant in Wentworth, South Dakota.

All of Dakota Ethanol's tangible and intangible property, real and personal, serves as the collateral for debt financing with FCSA which is described below under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness."

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

    None.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities between October 1, 2022 and December 31, 2022.

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

Unit Holders

As of March 9, 2023, we had 29,620,000 membership units issued and outstanding and a total of approximately 1,063 unit holders.

Bid and Asked Prices

The following table contains historical information concerning completed unit transactions that occurred during our last two fiscal years. Our bulletin board trading system does not track bid and asked prices and therefore we only have information concerning completed unit transactions.

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2021	1.51	1.75	1.63	53,500
Second Quarter 2021	1.68	2.02	1.82	75,000
Third Quarter 2021	2.03	2.20	2.14	101,000
Fourth Quarter 2021	2.05	2.94	2.43	90,000
First Quarter 2022	2.90	3.99	3.62	48,500
Second Quarter 2022	3.00	3.52	3.22	138,000
Third Quarter 2022	3.61	3.90	3.67	25,000
Fourth Quarter 2022	3.90	3.95	3.92	30,000

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

Performance Graph

    The following graph shows a comparison of cumulative total member return since December 31, 2017, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on December 31, 2017. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

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

ITEM 6.     RESERVED.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2022 and 2021

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2022 and 2021:

	2022		2021
Income Statement Data	Amount	%	Amount	%
Revenue	$282,564,697	100.0	$258,989,603	100.0

Cost of Revenues	255,710,981	90.5	207,275,615	80.0

Gross Profit	26,853,716	9.5	51,713,988	20.0

Operating Expense	4,954,621	1.7	5,430,294	2.1

Income from Operations	21,899,095	7.8	46,283,694	17.9

Other Income (Expense)	5,402,862	1.9	10,802,592	4.1

Net Income	$27,301,957	9.7	$57,086,286	22.0

Revenues

Revenue from ethanol sales increased by approximately 2.9% during our 2022 fiscal year compared to the same period of 2021. Revenue from distillers grains sales increased by approximately 29.1% during our 2022 fiscal year compared to the same period of 2021. Revenue from corn oil sales increased by approximately 40.1% during our 2022 fiscal year compared to the same period of 2021.

Ethanol

Our ethanol revenue increased by approximately 2.9% during our 2022 fiscal year compared to our 2021 fiscal year. This increase in ethanol revenue was primarily due to an increased in the average price we received per gallon of ethanol sold and a slight increase in gallons of ethanol sold during our 2022 fiscal year. The average price we received for our ethanol during our 2022 fiscal year was approximately 2.0% higher compared to our 2021 fiscal year. Management attributes this increase in the average price we received per gallon of ethanol with higher corn prices along with increased gasoline demand and prices. Since ethanol is typically blended with gasoline, when gasoline demand is higher, it has a corresponding impact on ethanol demand. As a result, we experienced an increase in average ethanol prices during our 2022 fiscal year. Ethanol exports were higher during our 2022 fiscal year compared to our 2021 fiscal year which increased demand for ethanol and had an impact on market ethanol prices. Management expects ethanol prices to remain stable during our 2023 fiscal year.

Ethanol sales volumes were similar during our 2022 fiscal year compared to the same period of 2021 due primarily to consistent operational of the ethanol plant. The total gallons of ethanol we sold during our 2022 fiscal year was approximately 0.9% greater compared to the same period of 2021. Management anticipates increased production and sales during our 2023 fiscal year due to fermentation expansion added in 2022.

    Distillers Grains

    Our total distillers grains revenue increased by approximately 29.1% for our 2022 fiscal year compared to the same period of 2021. The increase in revenue from distillers grains was primarily due to increased average prices for our distillers grains along with increased tons of distillers grains sold during our 2022 fiscal year. For our 2022 fiscal year, we sold approximately 31.9% of our total distillers grains, by volume, in the dried form and approximately 68.1% of our total distillers grains in the modified/wet form. For our 2021 fiscal year, we sold approximately 35.1% of our total distillers grains, by volume, in the dried form and approximately 64.9% of our total distillers grains in the modified/wet form. The average price we received for our modified/wet distillers grains was approximately 21.1% higher for our 2022 fiscal year compared to the same period of 2021. Modified/wet distillers grains have a shorter shelf life and are more expensive to transport compared to dried distillers grains. As a result, they are only sold in our local market.

The average price we received for our dried distillers grains was approximately 16.9% higher during our 2022 fiscal year compared to the same period of 2021. Management attributes this increase in dried distillers grains prices with an increase in the domestic price of corn.

    Management expects that distillers grains prices will remain higher during our 2023 fiscal year due to anticipated elevated corn prices and strong demand during our 2023 fiscal year which typically have a direct impact on distillers grains prices.

     Management anticipates increased distillers grains production during our 2023 fiscal year compared to our 2022 fiscal year due to fermentation expansion at the ethanol plant provided ethanol demand remains steady during our 2023 fiscal year.

    Corn Oil

    Our total corn oil revenue increased by approximately 40.1% during our 2022 fiscal year compared to the same period of 2021. Our total pounds of corn oil sold increased by approximately 4.5% during our 2022 fiscal year compared to the same period of 2021, primarily due to increased corn oil extraction efficiency. Management anticipates similar corn oil production during our 2023 fiscal year compared to our 2022 fiscal year due to anticipated similar production provided ethanol demand remains at current levels allowing us to operate the ethanol plant at capacity during our 2023 fiscal year.

    The average price we received for our corn oil was approximately 34.1% greater during our 2022 fiscal year compared to the same period of 2021. Management believes that corn oil prices were higher due primarily to demand from the renewable diesel and biodiesel industry along with higher soybean oil prices. During 2022, the biodiesel blenders' tax credit was reinstated through 2024 so we expect that corn oil demand will remain high through 2024.

Cost of Revenues

    The primary raw materials we use to produce ethanol, distillers grains and corn oil are corn and natural gas.

    Corn

Our cost of revenues relating to corn was approximately 24.8% higher for our 2022 fiscal year compared to the same period of 2021. Our average cost per bushel of corn increased by approximately 18.8% for our 2022 fiscal year compared to our 2021 fiscal year. Management attributes the increase in corn prices to high demand mixed with global supply concerns and a smaller number of bushels harvested in 2022 compared to 2021. Corn demand was higher due to increased export demand for United States corn. Management anticipates corn prices will be higher during our 2023 fiscal year due to steady demand and lower corn supplies during our 2023 fiscal year.

We used approximately 3.9% more bushels of corn during our 2022 fiscal year compared to the same period of 2021 due to decreased fermentation efficiency at the ethanol plant during our 2022 fiscal year. Management expects our corn consumption will be similar during our 2023 fiscal year compared to our 2022 fiscal year due to similar ethanol production during our 2023 fiscal year provided ethanol demand remains steady during our 2023 fiscal year.

    We experienced approximately $5,034,000 of combined realized and unrealized loss for our 2022 fiscal year related to our corn derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $3,967,000 of combined realized and unrealized loss for our 2021 fiscal year related to our corn derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Natural Gas

Our cost of revenues related to natural gas increased by approximately 17.6% for our 2022 fiscal year compared to our 2021 fiscal year. This increase was due to higher natural gas costs per MMBtu during our 2022 fiscal year compared to the same period of 2021. Natural gas prices were higher during our 2022 fiscal year compared to the same period of 2021 primarily because of increased natural gas demand. Our average cost per MMBtu of natural gas during our 2022 fiscal year was approximately 19.1% higher compared to the cost for our 2021 fiscal year. Management anticipates similar natural gas costs per MMBtu during 2023.

We used approximately 1.2% fewer MMBtus of natural gas during our 2022 fiscal year compared to the same period of 2021 due to less distillers grains which were produced in the dried form which uses natural gas. Management anticipates that our natural gas consumption during our 2023 fiscal year will increase due to anticipated increased production due to fermentation expansion during our 2023 fiscal year.

Operating Expense

Our operating expenses were lower for our 2022 fiscal year compared to the same period of 2021 due primarily to decreased wages and benefits offset by increased professional fees.

Other Income and Expense

Our interest and other income was lower during our 2022 fiscal year compared to our 2021 fiscal year due to lower gains on our investments. We had less income from our investments during our 2022 fiscal year compared to our 2021 fiscal year due to decreased profitability in the ethanol industry which impacts the income generated by our investments. We had less interest expense during our 2022 fiscal year compared to our 2021 fiscal year due to lower carrying balances on outstanding debt.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2021 and 2020:

	2021		2020
Income Statement Data	Amount	%	Amount	%
Revenue	$258,989,603	100.0	$130,521,814	100.0

Cost of Revenues	207,275,615	80.0	124,493,268	95.4

Gross Profit	51,713,988	20.0	6,028,546	4.6

Operating Expense	5,430,294	2.1	4,418,074	3.4

Income (Loss) from Operations	46,283,694	17.9	1,610,472	1.2

Other Income (Expense)	10,802,592	4.1	(554,833)	(0.4)

Net Income (Loss)	$57,086,286	22.0	$1,055,639	0.8

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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2022 compared to the Fiscal Year Ended December 31, 2021.

Current Assets

    We had less cash and cash equivalents at December 31, 2022 compared to December 31, 2021, primarily due to less net income and increased member distribution payments during our 2022 fiscal year compared to our 2021 fiscal year. We had more accounts receivable at December 31, 2022, compared to December 31, 2021, due primarily to the timing of our year and the payments received related to the shipments of our products. We had increased inventory values at December 31, 2022, compared to December 31, 2021, due primarily to higher corn values and increased ethanol volume on hand. The value of our derivative financial instruments was comparable at December 31, 2022 and December 31, 2021. We had more prepaid expenses at December 31, 2022 compared to December 31, 2021 due to insurance premium increases during our 2022 fiscal year.

Property and Equipment

    The value of our property and equipment was higher at December 31, 2022 compared to December 31, 2021 primarily as a result of the new construction of an additional grain bin, fermentor, and ethanol storage tank partially offset by regular depreciation of our assets during our 2022 fiscal year.

Other Assets

    The value of our investments was less at December 31, 2022, compared to December 31, 2021, mainly due to distributions we received from our investments during our 2022 fiscal year which decreased the value of our investments along with decreased profitability in the ethanol industry during our 2022 fiscal year compared to our 2021 fiscal year. We had significantly more other assets at December 31, 2022, compared to December 31, 2021 due primarily to the prepayment for the firm commitment on natural gas transportation with Northern Natural Gas.

Current Liabilities

    At December 31, 2022, we had more checks which were issued in excess of the amount of cash we had in our bank accounts, compared to at December 31, 2021, due to the timing of our year end and payments issued. Any checks which are presented for payment in excess of the balances in our bank accounts are paid from our revolving lines of credit. Our accounts payable was higher at December 31, 2022, compared to December 31, 2021, due to increased deferred corn payables at the end of our 2022 fiscal year due in part to higher market corn prices. We had less accrued liabilities at December 31, 2022, compared to December 31, 2021 due to less administrative payables at the end of the 2022 fiscal year. The liability on our balance sheet related to our derivative instruments was less at December 31, 2022, compared to December 31, 2021, due to having fewer unrealized losses on our forward corn purchases at December 31, 2022, compared to at December 31, 2021. The current portion of our long-term debt payments was the same at December 31, 2022 and at December 31, 2021 due to regular payments which are due on our long-term debt within the next 12 months.

Long-Term Liabilities

    Our long-term liabilities were less at December 31, 2022, compared to December 31, 2021, due to our annual principal payment on our long-term debt.

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

    Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of December 31, 2022, we had $1,000 outstanding and $44,749,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the fiscal years ended December 31, 2022 and 2021:

	Fiscal Years Ended December 31
	2022	2021
Net cash provided by operating activities	$36,623,827	$59,720,664
Net cash used in investing activities	(15,765,113)	(2,385,841)
Net cash used in financing activities	(31,849,819)	(37,977,324)

Cash Flow From Operations. Our operating activities generated less cash during our fiscal year ended December 31, 2022, compared to the same period of 2021, primarily due to having less net income during the 2022 period.

    Cash Flow From Investing Activities. Our investing activities used more cash during our fiscal year ended December 31, 2022, compared to the same period of 2021, due to the construction of an additional grain bin, ethanol storage tank, and fermentor as well as prepayment for our natural gas transportation services agreement.

Cash Flow From Financing Activities. Our financing activities used less cash during our fiscal year ended December 31, 2022, compared to the same period of 2021, primarily due to fewer net payments on borrowings partially offset by a larger distributions paid to members during the 2022 period compared to the same period of 2021.

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

Indebtedness

    We maintain a comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). We have a $2 million revolving operating line of credit (the "Operating Line") and a $44.75 million reducing revolving loan (the "Reducing Revolving Loan"). All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

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

Operating Line

    On October 21, 2019, Dakota Ethanol amended the revolving promissory note from Farm Credit Services of America in the amount up to $10,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. On June 5, 2020, the available balance of the Operating Line was reduced to $2,000,000. Interest on the outstanding principal balance will accrue at 305 basis points above the SOFR 30-day average rate and is not subject to a floor. The rate was 6.75% at December 31, 2022. There is a non-use fee of 0.25% on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2023. On December 31, 2022, Dakota Ethanol had $0 outstanding and $0 available to be drawn on the revolving promissory note under the borrowing base calculation.

Reducing Revolving Loan

    On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The available balance of the Reducing Revolving Loan was increased to $48,000,000 on June 5, 2020. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30-day average rate. The interest rate is not subject to a floor. The rate was 7.00% at December 31, 2022. The note contains a non-use fee of 0.50% on the unused portion of the note. On December 31, 2022, Dakota Ethanol had $1,000 outstanding and $42,749,000 available to be drawn on the note.

2017 Term Loan

    On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The notes matures on August 1, 2025. The payment due on August 1, 2020 was deferred to August 1, 2025. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30-day average rate. The interest rate is not subject to a floor. The rate was 7.00% at December 31, 2022. On December 31, 2022, Dakota Ethanol had $4,000,000 outstanding on the note.

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

    As of December 31, 2022, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

Contractual Cash Obligations

    In addition to our debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and commitments as of December 31, 2022:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$4,537,880	$1,256,738	$3,280,142	$1,000	$—
Purchase Obligations	46,266,694	43,925,374	1,694,520	369,600	277,200
Capital Expenditures	604,417	604,417	—	—	—
Total Contractual Cash Obligations	$51,408,991	$45,786,529	$4,974,662	$370,600	$277,200

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill. The Company performs a quantitative analysis that tests for impairment. The second step, if necessary, measures the impairment. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2022 and 2021, respectively.

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

Interest Rate Risk

    We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of December 31, 2022, we had $4,001,000 outstanding on our variable interest rate loans with interest accruing at a rate of 7.00%. Our variable interest rates are calculated by adding a set basis to SOFR. If we were to experience a 10% increase in SOFR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans as of December 31, 2022, would be approximately $15,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. We recorded an increase to our cost of revenues of approximately $4,990,000 related to derivative instruments for our fiscal year ended December 31, 2022. We recorded an increase to our cost of revenues of approximately $3,915,000 related to derivative instruments for the fiscal year ended December 31, 2021. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of December 31, 2022, we were committed to purchasing approximately 5.7 million bushels of corn with an average price of $6.79 per bushel. These corn purchases represent approximately 17% of our expected corn usage for the next 12 months. As corn prices move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

    We have 597,000 bushels of corn inventory delivered under delayed-pricing contracts. The contracts have various pricing deadlines through August 25, 2023. We are subject to risk of changes in the corn market until they are priced.

As of December 31, 2022, we were committed to purchasing approximately 1,337,000 MMBtus of natural gas with an average price of $4.80 per MMBtu. Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. We account for these transactions as normal purchases, and accordingly, we do not mark these transactions to market. The natural gas purchases represent approximately 64% of the projected annual plant requirements.

    As of December 31, 2022, we were committed to selling approximately 48,000 dry equivalent tons of distillers grains with an average price of $246 per ton. The distillers grains sales represent approximately 21% of the projected annual plant production.

    As of December 31, 2022, we were committed to selling approximately 2,986,000 pounds of distillers corn oil with an average price of $0.75 per pound. The distillers corn oil sales represent approximately 9% of the projected annual plant production.

    We did not have any firm-priced sales commitments for ethanol as of December 31, 2022.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2022, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2022. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	100,000,000	Gallons	10%	$20,900,000
Corn	30,029,281	Bushels	10%	$20,870,351
Natural Gas	843,500	MMBTU	10%	$385,480

For comparison purposes, our sensitivity analysis for our 2021 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$23,092,000
Corn	25,525,393	Bushels	10%	$15,065,087
Natural Gas	755,000	MMBTU	10%	$272,555

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 49)

Members and Board of Managers
Lake Area Corn Processors, LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC and its subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

Sioux Falls, South Dakota
March 9, 2023

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27,004,205	$37,995,310
Accounts receivable	1,083,258	876,949
Accounts receivable (related party)	1,850,646	1,032,541
Inventory	25,795,711	16,410,437
Derivative financial instruments	2,856,439	2,886,831
Prepaid expenses	864,810	733,189
Total current assets	59,455,069	59,935,257

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,763,023	8,738,063
Buildings	9,316,576	9,316,576
Equipment	108,125,289	96,159,927
Construction in progress	13,366	1,669,148
	127,092,727	116,758,187
Less accumulated depreciation	(63,611,356)	(58,706,491)
Net property and equipment	63,481,371	58,051,696

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	17,691,011	20,504,842
Other	5,383,310	65,302
Total other assets	33,470,087	30,965,910

TOTAL ASSETS	$156,406,527	$148,952,863

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$4,200,281	$2,228,284
Accounts payable	39,105,845	25,855,071
Accrued liabilities	719,113	914,994
Derivative financial instruments	435,053	1,490,510
Current portion of notes payable	1,000,000	1,000,000
Total current liabilities	45,460,292	31,488,859

LONG-TERM LIABILITIES
Notes payable	2,998,229	3,995,139
Total long-term liabilities	2,998,229	3,995,139

COMMITMENTS AND CONTINGENCIES (Note 10)

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	107,948,006	113,468,865

TOTAL LIABILITIES AND MEMBERS' EQUITY	$156,406,527	$148,952,863

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020

REVENUES	$282,564,697	$258,989,603	$130,521,814

COSTS OF REVENUES	255,710,981	207,275,615	124,493,268

GROSS PROFIT	26,853,716	51,713,988	6,028,546

OPERATING EXPENSES	4,954,621	5,430,294	4,418,074

INCOME FROM OPERATIONS	21,899,095	46,283,694	1,610,472

OTHER INCOME (EXPENSE)
Interest and other income	1,789,976	1,360,438	495,474
Equity in net income of investments	3,703,767	10,169,606	343,728
Interest expense	(90,881)	(727,452)	(1,394,035)
Total other income (expense)	5,402,862	10,802,592	(554,833)

NET INCOME	$27,301,957	$57,086,286	$1,055,639

BASIC AND DILUTED EARNINGS PER UNIT	$0.92	$1.93	$0.04

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$1.11	$0.30	$—

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity
Years Ended December 31, 2022, 2021 and 2020

Members'
Equity
Balance, December 31, 2019	$64,212,940
Net income	1,055,639

Balance, December 31, 2020	$65,268,579
Net income	57,086,286
Member Distributions	(8,886,000)

Balance, December 31, 2021	$113,468,865
Net income	27,301,957
Member Distributions	(32,822,816)

Balance, December 31, 2022	$107,948,006

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020

OPERATING ACTIVITIES
Net income	$27,301,957	$57,086,286	$1,055,639
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,060,975	5,396,440	5,718,454
Distributions in excess of earnings (earnings in excess of distributions) from investments	3,301,233	(3,544,606)	45,803
Paycheck Protection Program loan forgiveness	—	(768,400)	—
Government grant income	—	(10,000)	—
Loss on disposal of property and equipment	75,558	—	—
(Increase) decrease in
Accounts receivable	(1,024,414)	309,324	(642,721)
Inventory	(9,385,274)	(6,641,522)	774,506
Prepaid expenses	(131,621)	(55,718)	(198,049)
Derivative financial instruments	(1,025,065)	433,509	(2,023,655)
Increase (decrease) in
Accounts payable	12,646,359	7,328,901	4,713,782
Accrued and other liabilities	(195,881)	186,450	(205,124)
NET CASH PROVIDED BY OPERATING ACTIVITIES	36,623,827	59,720,664	9,238,635

INVESTING ACTIVITIES
Natural gas transportation prepayment	(5,334,000)	—	—
Purchase of property and equipment	(9,943,710)	(2,061,972)	(359,221)
Purchase of investments	(487,403)	(323,869)	—
NET CASH USED IN INVESTING ACTIVITIES	(15,765,113)	(2,385,841)	(359,221)

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	1,971,997	1,908,676	(835,656)
Borrowings on notes payable	13,498,000	21,000,000	60,770,400
Payments on notes payable	(14,497,000)	(52,000,000)	(63,000,000)
Distributions paid to members	(32,822,816)	(8,886,000)	—
NET CASH USED IN FINANCING ACTIVITIES	(31,849,819)	(37,977,324)	(3,065,256)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,991,105)	19,357,499	5,814,158

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,995,310	18,637,811	12,823,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,004,205	$37,995,310	$18,637,811

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $158,636; $6,339; and $148 in 2022, 2021 and 2020, respectively	$83,173	$943,736	$1,510,468
Capital expenditures in accounts payable	604,417	—	—
See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

NOTE 1     - NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC and subsidiary (the Company) is a South Dakota limited liability company.

The Company owns and manages Dakota Ethanol, LLC (Dakota Ethanol), a 92 million-gallon (annual nameplate capacity) ethanol plant located near Wentworth, South Dakota. Dakota Ethanol sells ethanol and related products to customers located in North America.

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

•Sales of Ethanol
•Sales of Distillers Grains
•Sales of Distillers Corn Oil

    Disaggregation of Revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	2022	2021	2020

Revenues ethanol	$209,428,369	$203,540,577	$99,077,363
Revenues distillers grains	53,136,441	41,168,903	25,519,999
Revenues distillers corn oil	19,999,887	14,280,123	5,924,452
	$282,564,697	$258,989,603	$130,521,814

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020
Contract Assets and Contract Liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company has no significant contract assets or contract liabilities from contracts with customers at December 31, 2022 and 2021.

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was $0 as of December 31, 2022 and 2021.

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
DECEMBER 31, 2022, 2021 AND 2020
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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of December 31, 2022, the Company is committed to purchasing approximately 5.7 million bushels of corn on a forward contract basis with an average price of $6.79 per bushel. The total corn purchase contracts represent 17% of the projected annual plant corn usage.

The Company has 597,000 bushels of corn inventory delivered under delayed-pricing contracts. The contracts have various pricing deadlines through August 25, 2023. The Company is subject to risk of changes in the corn market until they are priced.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. At December 31, 2022, the Company is committed to purchasing approximately 1,337,000 MMBtu's of natural gas with an average price of $4.80 per MMBtu. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 64% of the projected annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery. Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered. At December 31, 2022, the Company is committed to selling approximately 48,000 dry equivalent tons of distillers grains with an average price of $246 per ton. The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 21% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery. Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time this price is fixed and the time the distillers corn oil is delivered. At December 31, 2022, the Company is committed to selling approximately 2,986,000 pounds of distillers corn oil with an average price of $0.75 per pound. The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 9% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of December 31, 2022.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

Derivatives not designated as hedging instruments at December 31, 2022 and December 31, 2021 were as follows:

	Balance Sheet Classification	December 31, 2022	December 31, 2021

Corn forward contracts in gain position		$922,181	$892,509
Futures and options contracts in gain position		252,450	140,863
Futures and options contracts in loss position		(395,300)	(1,238,560)
Total forward, futures and options contracts		779,331	(205,188)
Cash held by broker		2,077,108	3,092,019
	Current Assets	$2,856,439	$2,886,831

Corn forward contracts in loss position	Current Liabilities	$(435,053)	$(1,490,510)

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

	Statement of Operations	Years Ended December 31,
	Classification	2022	2021	2020
Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$(7,009,445)	$(10,137,035)	$(1,211,861)
Forward contracts	Cost of Revenues	2,019,133	6,222,026	(415,420)

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

Concentrations of Credit Risk

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recorded when the sum of the undiscounted future cash flows is less than the carrying amount of the asset group. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. No indicators of impairment were identified at December 31, 2022.

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill, which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized, if necessary, for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2022 and 2021.

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator. There were no dilutive equity units for the years ending December 31, 2022, 2021, and 2020.

Income Taxes

The Company is taxed as a limited liability company under the Internal Revenue Code. The income of the Company flows through to the members to be taxed at the member level rather than the corporate level. Accordingly, the Company has no tax liability.

Management has evaluated the Company's tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. Generally, the Company is no longer subject to income tax examinations by the U.S. federal, state or local authorities beyond three years for jurisdictions in which they file.

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
DECEMBER 31, 2022, 2021 AND 2020
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

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the twelve months ended December 31, 2022, ethanol sales averaged approximately 74% of total revenues, while approximately 19% of revenues were generated from the sale of distillers grains and 7% of revenues were generated from the sale of corn oil. For the twelve months ended December 31, 2022, corn costs averaged approximately 77% of cost of goods sold.

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
DECEMBER 31, 2022, 2021 AND 2020
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

The following tables set forth certain financial data for the Company's operating segments:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net Sales
Production	$282,564,697	$258,989,603	$130,521,814
Ethanol Producing Equity Method Investments	722,085,949	650,859,715	325,954,417
All Other	17,545,070	16,262,276	14,200,489
Total	1,022,195,716	926,111,594	470,676,720
Reconciliation	(739,631,019)	(667,121,991)	(340,154,906)
Consolidated	$282,564,697	$258,989,603	$130,521,814

Gross Profit
Production	$26,853,716	$51,713,988	$6,028,546
Ethanol Producing Equity Method Investments	47,752,808	102,631,701	11,976,243
All Other	11,794,408	10,280,024	8,840,138
Total	86,400,932	164,625,713	26,844,927
Reconciliation	(59,547,216)	(112,911,725)	(20,816,381)
Consolidated	$26,853,716	$51,713,988	$6,028,546

Net Income
Production	$27,301,957	$57,086,286	$1,055,639
Ethanol Producing Equity Method Investments	31,836,172	97,010,893	307,019
All Other	5,397,812	5,538,295	2,411,213
Total	64,535,941	159,635,474	3,773,871
Reconciliation	(37,233,984)	(102,549,188)	(2,718,232)
Consolidated	$27,301,957	$57,086,286	$1,055,639

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

Interest Income
Production	$159,395	$13,361	$3,615
Ethanol Producing Equity Method Investments	99,295	39,177	21,902
All Other	2,869,090	2,135,470	2,395,057
Total	3,127,780	2,188,008	2,420,574
Reconciliation	(2,968,385)	(2,174,647)	(2,416,959)
Consolidated	$159,395	$13,361	$3,615

Interest Expense
Production	$90,881	$727,452	$1,394,035
Ethanol Producing Equity Method Investments	3,235,797	3,293,641	4,276,226
All Other	5,705,000	3,082,000	2,469,656
Total	9,031,678	7,103,093	8,139,917
Reconciliation	(8,940,797)	(6,375,641)	(6,745,882)
Consolidated	$90,881	$727,452	1,394,035

Depreciation and Amortization
Production	$5,060,975	$5,396,440	$5,718,454
Ethanol Producing Equity Method Investments	26,372,193	26,798,254	26,742,646
All Other	167,004	204,745	235,325
Total	31,600,172	32,399,439	32,696,425
Reconciliation	(26,539,197)	(27,002,999)	(26,977,971)
Consolidated	$5,060,975	$5,396,440	$5,718,454

Expenditures for Additions to Long-lived Assets
Production	$9,943,710	$2,061,972	$359,221
Ethanol Producing Equity Method Investments	2,608,185	1,780,335	2,431,446
All Other	128,442	—	47,650
Total	12,680,337	3,842,307	2,838,317
Reconciliation	(2,736,627)	(1,780,335)	(2,479,096)
Consolidated	$9,943,710	$2,061,972	$359,221

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

	December 31, 2022	December 31, 2021
Total Assets
Production	$156,406,527	$148,952,863
Ethanol Producing Equity Method Investments	239,476,419	261,642,408
All Other	296,653,249	283,835,871
Total	692,536,195	694,431,142
Reconciliation	(536,129,668)	(545,478,279)
Consolidated	$156,406,527	$148,952,863

Equity Method Investments
Production	$17,691,011	$20,504,842
Ethanol Producing Equity Method Investments	5,808,086	4,125,459
All Other	214,342	209,328
Total	23,713,439	24,839,629
Reconciliation	(6,022,428)	(4,334,787)
Consolidated	$17,691,011	$20,504,842

NOTE 4 - INVENTORY

Inventory consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Raw materials	$12,397,256	$7,278,381
Finished goods	10,050,394	6,195,222
Work in process	1,353,715	1,779,170
Parts inventory	1,994,346	1,157,664
	$25,795,711	$16,410,437
As of December 31, 2022 and December 31, 2021, the Company recorded a lower of cost or net realizable value write-down on inventory of approximately $2,000 and $0, respectively.

NOTE 5 - INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company's ethanol marketer, Renewable Products Marketing Group, LLC (RPMG). The net income which is reported in the Company's income statement for RPMG is based on RPMG's September 30, 2022, 2021 and 2020 audited results. The carrying amount of the Company's investment was approximately $2,286,000 and $1,709,000 as of December 31, 2022 and 2021, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to construct and operate an ethanol storage terminal in Georgia. The net income which is reported in the Company's income statement for LT is based on LT's December 31, 2022, 2021 and 2020 unaudited results. The carrying amount of the Company's investment was approximately $216,000 and $215,000 as of December 31, 2022 and 2021, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota. The net income which is reported in the Company's income statement for GH is based on GH's December 31, 2022, 2021 and 2020 audited results. The carrying amount of the Company's investment was approximately $1,870,000 and $5,714,000 as of December 31, 2022 and 2021, respectively.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020
Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company's income statement for GEM is based on GEM's December 31, 2022, 2021 and 2020 unaudited interim results. The carrying amount of the Company's investment was approximately $92,000 and $90,000 as of December 31, 2022 and 2021, respectively.

Lake Area Corn Processors has an 12% investment interest in Ring-neck Energy & Feed, LLC (REF), a partnership to operate an ethanol plant in South Dakota. The net income which is reported in the Company's income statement for REF is based on REF's December 31, 2022, 2021, and 2020 audited results. The carrying amount of the Company's investment was approximately $13,227,000 and $12,778,000 as of December 31, 2022 and 2021, respectively. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $942,000. The excess is comprised of a basis adjustment of approximately $387,000 and capitalized interest of $555,000. The excess is amortized over 20 years. The amortization is recorded in equity in net income of investments.

Condensed, combined unaudited financial information of the Company's investments in RPMG, LT, GH, GEM and REF are as follows:

	12/31/2022	12/31/2021	12/31/2020

Current assets	$376,111,612	$370,470,221	$218,336,920
Other assets	160,018,056	179,230,853	201,926,053
Current liabilities	334,797,023	308,504,144	209,538,950
Long-term liabilities	36,462,751	44,248,272	48,854,217
Members' equity	164,869,892	196,948,658	161,869,806
Revenue	739,631,019	667,121,991	340,154,906
Gross Profit	59,547,216	112,911,725	20,816,381
Net Income	37,233,984	102,549,188	2,718,232

The following table shows the condensed financial information of Guardian Energy Hankinson:

	12/31/2022	12/31/2021	12/31/2020

Current assets	$35,429,047	$43,793,006	$29,709,743
Other assets	41,806,802	54,451,233	71,133,974
Current liabilities	49,708,032	34,990,527	48,451,437
Long-term liabilities	8,829,302	6,115,092	2,568,850
Members' equity	18,698,514	57,138,620	49,823,430
Revenue	468,904,462	442,502,900	211,380,830
Gross Profit	20,899,414	68,569,989	2,664,119
Net Income	22,559,896	71,815,190	(462,681)

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020
The following table shows the condensed financial information of Ring-neck Energy & Feed; the investment in which represents greater than 10% of the Company's assets as of December 31, 2022.

	12/31/2022	12/31/2021	12/31/2020

Current assets	$46,040,175	$44,893,050	$14,651,294
Other assets	116,200,396	122,727,914	128,858,889
Current liabilities	30,950,092	23,595,688	16,314,452
Long-term liabilities	27,633,449	38,133,180	46,285,367
Member's equity	103,657,030	105,892,096	80,910,363
Revenue	253,181,487	208,356,815	114,573,587
Gross Profit	26,853,394	34,061,712	9,312,124
Net Income	9,276,276	25,195,703	769,700

The Company recorded equity in net income of approximately $3,704,000, $10,170,000 and $344,000 from our investments for the years ended December 31, 2022, 2021 and 2020 respectively. The Company received distributions of approximately $7,005,000, $6,625,000 and $390,000 for our investments for the years ended December 31, 2022, 2021 and 2020 respectively. The Company has undistributed net earnings in investees of approximately $3,648,000 and $3,108,000 as of December 31, 2022 and 2021, respectively.
NOTE 6 - REVOLVING OPERATING NOTE

Dakota Ethanol has a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $2,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. There is a non-use fee of 0.25% per annum on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2023. Interest on the outstanding principal balance will accrue at 305 basis points above the Securred Overnight Financing 30-day Average Rate ("SOFR 30"). The interest rate is not subject to a floor. The rate was 6.75% at December 31, 2022. On December 31, 2022, Dakota Ethanol had $0 outstanding and $0 available to be drawn on the revolving promissory note.

NOTE 7 - LONG-TERM NOTES PAYABLE

Dakota Ethanol has a term note from FCSA in the amount of $8,000,000. Dakota Ethanol makes monthly interest payments and annual principal payments of $1,000,000. The payment on August 1, 2020 was deferred after the note was amended with FCSA and is now due on August 1, 2025. The notes matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30. The interest rate is not subject to a floor. The rate was 7.00% at December 31, 2022. On December 31, 2022, Dakota Ethanol had $4,000,000 outstanding on the note.

On February 6, 2018, Dakota Ethanol executed a reducing revolving promissory note from FCSA in the amount up to $40,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. Dakota Ethanol amended the note agreement with FCSA in June of 2020. Under the amendment, the available credit on the reducing revolving note was increased to $48,000,000. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30. The interest rate is not subject to a floor. The rate was 7.00% at December 31, 2022. The note contains a non-use fee of 0.50% on the unused portion of the note. On December 31, 2022, Dakota Ethanol had $1,000 outstanding and $42,749,000 available to be drawn on the note.

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

The balance of the notes payable as of December 31, 2022 and 2021 is as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

	2022	2021

Note Payable - FCSA	$4,000,000	$5,000,000
Note Payable - Other	1,000	—
Less unamortized debt issuance costs	(2,771)	(4,861)
	3,998,229	4,995,139
Less current portion	(1,000,000)	(1,000,000)
	$2,998,229	$3,995,139

Principal maturities for the next five years are estimated as follows:

Years Ending December 31,	Principal
2023	$1,000,000
2024	1,000,000
2025	2,000,000
2026	1,000
thereafter	—
$4,001,000

NOTE 8 - EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees' contributed earnings. Employer contributions to the plan totaled approximately $157,000, $142,000 and $133,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020
from local grain terminal bid values. The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based off the CBOT markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2022

Assets:
Derivative financial instruments, futures and options contracts	$252,450	$252,450	$—	$—
Forward contracts	922,181	—	922,181	—

Liabilities:
Derivative financial instruments, futures and options contracts	$395,300	$395,300	$—	$—
Forward contracts	435,053	—	435,053	—

December 31, 2021

Assets:
Derivative financial instruments, futures and options contracts	$140,863	$140,863	$—	$—
Forward contracts	892,509	—	892,509	—

Liabilities:
Derivative financial instruments, futures and options contracts	$1,238,560	$1,238,560	$—	$—
Forward contracts	1,490,510	—	1,490,510	—

During the years ended December 31, 2022 and 2021, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of December 31, 2022 and 2021, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2022 and 2021.

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

The carrying amount of long-term obligations (level 3) at December 31, 2022 of $4,001,000 had an estimated fair value of approximately $4,001,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2021 of $5,000,000 had an estimated fair value of approximately $5,000,000.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020
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

Expenses related to the agreements for the purchase of electricity and natural gas were approximately $13,897,000, $12,415,000, and $8,899,000, for the years ended December 31, 2022, 2021 and 2020, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2023	$184,800
2024	184,800
2025	184,800
2026	184,800
2027	184,800
thereafter	277,200

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

Agreements
On June 24, 2022, Dakota Ethanol, LLC, entered into the Precedent Agreement West Leg 2023 Expansion between Northern Natural Gas Company and the Dakota Ethanol (the "West Leg Agreement"). Pursuant to the West Leg Agreement, Dakota Ethanol will receive additional firm commitment natural gas transportation services. In order to secure these firm commitment natural gas transportation services, Dakota Ethanol agrees to pay Northern Natural Gas Company a contribution to the cost of constructing certain additional natural gas pipeline and storage facilities. Dakota Ethanol's contribution is estimated to be $8,890,000, of which $3,556,000 is outstanding as of December 31, 2022. The final payment of $3,556,000 is scheduled to be made on March 31, 2023. For a period of five years beginning on November 1, 2023, Dakota Ethanol is entitled to a firm natural gas commitment of 7,000 decatherms per day during the winter months (between November 1 and March 31 each year), and firm commitment of 4,340 decatherms per day during the summer months. The payments to Northern Natural Gas are included in other assets on the consolidated balance sheet.

From time to time in the normal course of business, the Company can be subject to litigation based on its operations. There is no current litigation nor any litigation that is considered probable at this time.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

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
Revenues and marketing fees related to the agreements are as follows:

	Years Ended December 31,
	2022	2021	2020

Revenues ethanol	$209,721,622	$203,807,925	$99,280,464
Revenues distillers grains	15,980,263	13,971,006	9,541,074
Revenues corn oil	20,053,909	14,330,754	5,969,230

Marketing fees ethanol	$293,253	$267,348	$203,101
Marketing fees distillers grains	67,294	65,651	68,354
Marketing fees corn oil	54,022	50,631	44,778
Denaturant purchases	2,387,702	3,647,081	1,503,071

Amounts due to RPMG	123,573	79,909	47,073
The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. Corn purchases from these related parties during the fiscal years ended December 31, 2022, 2021 and 2020 totaled approximately $1,964,000, $2,139,000 and $1,022,000, respectively. As of December 31, 2022 and 2021, the Company no outstanding obligations to these related parties.
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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020
NOTE 13 - QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2022
Total revenues	$64,450,894	$75,437,299	$74,210,499	$68,466,005
Gross profit	2,692,799	8,835,660	7,401,848	7,923,409
Income from operations	1,444,920	7,683,645	6,133,380	6,637,150
Net income	1,665,199	11,122,974	6,509,692	8,004,092
Basic and diluted earnings per unit	0.06	0.38	0.22	0.26

Year ended December 31, 2021
Total revenues	$48,615,653	$64,238,127	$63,794,494	$82,341,329
Gross profit	6,957,219	9,468,054	9,041,115	26,247,600
Income from operations	5,706,085	8,191,959	7,791,872	24,593,778
Net income	6,535,530	10,058,652	8,812,557	31,679,547
Basic and diluted earnings per unit	0.22	0.34	0.30	1.07

Year ended December 31, 2020
Total revenues	$32,456,238	$25,424,832	$33,917,787	$38,722,957
Gross profit (loss)	(7,849,642)	5,611,925	6,046,492	2,219,771
Income (loss) from operations	(9,189,480)	4,666,216	5,054,469	1,079,267
Net income (loss)	(10,475,043)	4,213,375	5,810,426	1,506,881
Basic and diluted earnings (loss) per unit	(0.35)	0.14	0.20	0.05

NOTE 14 - PARENT FINANCIAL STATEMENTS

The following financial information represents the unconsolidated financial statements of Lake Area Corn Processors, LLC as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020. The Company's ability to receive distributions from its wholly owned subsidiary, Dakota Ethanol, LLC, is based on the terms and conditions set forth in the Fourth Amendment to its credit agreement with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA. Under the Fourth Amendment, if no event of default or potential default exists, Dakota Ethanol may make distributions in an amount up to 75% of prior year's net income, so long as the Company's working capital stays above $18,000,000 post distribution. The combined distributions for 2021 and 2022 were limited to 75% of the combined net income of 2020 and 2021.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

The unconsolidated balance sheet is as follows:

LAKE AREA CORN PROCESSORS, LLC
UNCONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$114,718	$121,244
Accounts Receivable - Subsidiary	—	2,500,000
Prepaid expenses	4,700	—
Total current assets	119,418	2,621,244

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investment in Dakota Ethanol	82,253,625	81,870,361
Investments - other	15,188,797	18,581,494
Total other assets	107,838,188	110,847,621

TOTAL ASSETS	$107,957,606	$113,468,865

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Total current liabilities	9,600	—

LONG-TERM LIABILITIES
Total long-term liabilities	—	—

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	107,948,006	113,468,865

TOTAL LIABILITIES AND MEMBERS' EQUITY	$107,957,606	$113,468,865

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

The unconsolidated statement of operation is as follows:

LAKE AREA CORN PROCESSORS, LLC
UNCONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
EQUITY IN NET INCOME OF CONSOLIDATED SUBSIDIARY	$23,985,264	$47,366,330	$1,073,965
OPERATING EXPENSES	55,829	83,659	127,978
INCOME FROM OPERATIONS	23,929,435	47,282,671	945,987
OTHER INCOME (EXPENSE)
Interest and other income	35,219	7,112	10,737
Equity in net income of investments	3,337,303	9,796,503	98,915
Total other income	3,372,522	9,803,615	109,652
NET INCOME	$27,301,957	$57,086,286	$1,055,639

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020

The unconsolidated statement of cash flows is as follows:

LAKE AREA CORN PROCESSORS, LLC
UNCONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
OPERATING ACTIVITIES
Net income	$27,301,957	$57,086,286	$1,055,639
Adjustments to reconcile net income to net cash provided by operating activities
Distributions in excess of earnings (earnings in excess of distributions) from investments	5,892,697	(3,346,503)	(98,915)
Equity in (net income) of consolidated subsidiary	(23,985,264)	(47,366,330)	(1,073,965)
(Increase) decrease in
Accounts receivable - subsidiary	—	(2,500,000)	—
Prepaid expenses	(4,700)	24,542	(7,456)
Increase (decrease) in
Accounts payable	9,600	—	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,214,290	3,897,995	(124,697)

INVESTING ACTIVITIES
Distributions received from consolidated subsidiary	23,602,000	5,050,744	100,000
Investment in consolidated subsidiary	—	—	—
Purchase of investments	—	—	—
Other investing cash inflow	—	—	49,729
NET CASH PROVIDED BY INVESTING ACTIVITIES	23,602,000	5,050,744	149,729

FINANCING ACTIVITIES
Distributions to members	(32,822,816)	(8,886,000)	—
NET CASH USED FOR FINANCING ACTIVITIES	(32,822,816)	(8,886,000)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,526)	62,739	25,032

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	121,244	58,505	33,473

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,718	$121,244	$58,505

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2022.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting.

    There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2022 which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

    None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

    Not Applicable.

PART III

ITEM 10.     MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

    The information required by this Item is incorporated by reference to the definitive information statement from our 2023 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2022 fiscal year end on December 31, 2022. This information statement is referred to in this report as the 2023 Information Statement.

ITEM 11.     EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated by reference to the 2023 Information Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

    The information required by this Item is incorporated by reference to the 2023 Information Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE.

    The information required by this Item is incorporated by reference to the 2023 Information Statement.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The information required by this Item is incorporated by reference to the 2023 Information Statement.

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

(3)                                  The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

    The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.2	Amended and restated operating agreement of the registrant.		Filed as Exhibit 3.6 on the registrant's Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.
3.3	First amendment to the amended and restated operating agreement of the registrant.		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on March 19, 2007 and incorporated by reference herein.
3.4	Third Amendment to the Third Amended and Restated Operating Agreement of Lake Area Corn Processors, LLC dated January 9, 2018		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on January 10, 2018 and incorporated by reference herein.
4.1	Description of Securities Registered under Section 12 of the Exchange Act of 1934		Filed as Exhibit 4.1 on the registrant's Form 10-K filed with the Commission on March 3, 2022 and incorporated by reference herein.
10.1	Distillers Grains Marketing Agreement dated July 15, 2008 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2008 and incorporated by reference herein.
10.2	Contribution Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, L.L.C. dated April 1, 2007.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.
10.3	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-K filed with the Commission on March 30, 2007.
10.4	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.
10.5	Employment Agreement between Scott Mundt and Dakota Ethanol, L.L.C. dated April 1, 2009		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 15, 2009 and incorporated by reference herein.
10.6	First Amended and Restated Construction Loan Agreement dated June 18, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.7	Corn Oil Marketing Agreement dated August 11, 2009 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.8	First Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.9	Long Term Reducing Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.

10.10	Operating Line of Credit Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.	Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.11	Member Ethanol Fuel Marketing Agreement between Dakota Ethanol, LLC and RPMG, Inc. dated March 26, 2010. +	Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on March 30, 2011 and incorporated by reference herein.
10.12	Second Amendment of First Amended and Restated Construction Loan Agreement dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.13	Operating Line of Credit First Amended and Restated Revolving Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.	Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.14	Long Term Reducing Revolver First Amended and Restated Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.	Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.15	Third Amendment of First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.16	Second Amended and Restated Revolving Promissory Note (Operating Line of Credit) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.17	Second Amended and Restated Promissory Note (Long Term Reducing Revolver) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.18	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Dakota Ethanol, L.L.C. dated August 27, 2012. +	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2012 and incorporated by reference herein.
10.19	Fourth Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.20	Third Amended and Restated Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.	Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.21	Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated May 15, 2013.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2013 and incorporated by reference herein.
10.22	First Amendment to Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated November 20, 2013.	Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on February 27, 2014 and incorporated by reference herein.
10.23	Second Amendment to Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C. dated November 12, 2014	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2014 and incorporated by reference herein.
10.24	2015 Water Purchase Agreement dated December 17, 2014 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.24 on the registrant's Form 10-K filed with the Commission on February 26, 2015 and incorporated by reference herein.

10.25	Third Amendment to Credit Agreement dated May 4, 2015 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2015 and incorporated by reference herein.
10.26	Fourth Amendment to Credit Agreement dated October 28, 2016 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 14, 2016 and incorporated by reference herein.
10.27	Fifth Amendment to Credit Agreement dated August 1, 2017 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2017 and incorporated by reference herein.
10.28	Master Agreement between Owner and Nelson Engineering, Inc. dated November 30, 2017.		Filed as Exhibit 10.28 on the registrant's Form 10-K filed with the Commission on March 2, 2018 and incorporated by reference herein.
10.29	Amended and Restated Credit Agreement dated February 2, 2018 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.29 on the registrant's Form 10-K filed with the Commission on March 2, 2018 and incorporated by reference herein.
10.30	First Amendment to Amended and Restated Credit Agreement dated December 14, 2018 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.30 on the registrant's Form 10-K filed with the Commission on February 28, 2019 and incorporated by reference herein.
10.31	Second Amendment to Amended and Restated Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 14, 2019 and incorporated by reference herein.
10.32	Third Amendment to Amended and Restated Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2020 and incorporated by reference herein.
10.33	Fourth Amendment to Amended and Restated Credit Agreement dated October 11, 2021		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 12, 2021 and incorporated by reference herein.
10.34	Precedent Agreement - West Leg 2023 Expansion between Northern Natural Gas Company and Dakota Ethanol, LLC dated June 6, 2022		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 15, 2022 and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).
+ Confidential Treatment Requested
** Furnished herewith.

ITEM 16.     FORM 10-K SUMMARY.

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	March 9, 2023	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 9, 2023	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 9, 2023	/s/ Ronald Alverson
Ronald Alverson, Manager

Date:	March 9, 2023	/s/ Todd Brown
Todd Brown, Manager

Date:	March 9, 2023	/s/ Randy Hansen
Randy Hansen, Manager

Date:	March 9, 2023	/s/ Rick Kasperson
Rick Kasperson, Manager

Date:	March 9, 2023	/s/ Marty Thompson
Marty Thompson, Manager

Date:	March 9, 2023	/s/ Wayne Backus
Wayne Backus, Manager

Date:	March 9, 2023	/s/ Dave Wolles
Dave Wolles, Manager