Form 10-Q
period 2023-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2023-05-12
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
March 31, 2023
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                            ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2023, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2023	December 31, 2022*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$842,277	$27,004,205
Accounts receivable	950,008	1,083,258
Accounts receivable (related party)	8,944,477	1,850,646
Inventory	19,255,718	25,795,711
Derivative financial instruments	1,249,678	2,856,439
Prepaid and other expenses	1,445,914	864,810
Total current assets	32,688,072	59,455,069

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,763,023	8,763,023
Buildings	9,316,576	9,316,576
Equipment	108,127,329	108,125,289
Construction in progress	416,491	13,366
	127,497,892	127,092,727
Less accumulated depreciation	(65,005,083)	(63,611,356)
Net property and equipment	62,492,809	63,481,371

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	18,554,806	17,691,011
Other	8,194,480	5,383,310
Total other assets	37,145,052	33,470,087

TOTAL ASSETS	$132,325,933	$156,406,527

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2023	December 31, 2022*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$3,828,414	$4,200,281
Accounts payable	12,213,956	39,105,845
Accrued liabilities	571,303	719,113
Derivative financial instruments	474,497	435,053
Current portion of notes payable	1,000,000	1,000,000
Total current liabilities	18,088,170	45,460,292

LONG-TERM LIABILITIES
Notes payable	2,998,667	2,998,229
Total long-term liabilities	2,998,667	2,998,229

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	111,239,096	107,948,006

TOTAL LIABILITIES AND MEMBERS' EQUITY	$132,325,933	$156,406,527

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

REVENUES	$77,841,106	$64,450,894

COSTS OF REVENUES	73,942,513	61,758,095

GROSS PROFIT	3,898,593	2,692,799

OPERATING EXPENSES	1,451,502	1,247,879

INCOME FROM OPERATIONS	2,447,091	1,444,920

OTHER INCOME (EXPENSE)
Interest and other income	196,465	254,548
Equity in net income (loss) of investments	863,795	(1,543)
Interest expense	(90,291)	(32,726)
Total other income	969,969	220,279

NET INCOME	$3,417,060	$1,665,199

BASIC AND DILUTED EARNINGS PER UNIT	$0.12	$0.06

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$0.51

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - December 31, 2021	$113,468,865

Net income for the three-month period ended March 31, 2022	1,665,199

Member distributions	(15,056,167)

Balance - March 31, 2022	$100,077,897

Members' Equity

Balance - December 31, 2022	$107,948,006

Net income for the three-month period ended March 31, 2023	3,417,060

Member distributions	(125,970)

Balance - March 31, 2023	$111,239,096

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

OPERATING ACTIVITIES
Net income	$3,417,060	$1,665,199
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	1,398,163	1,222,429
Distributions in excess of earnings (earnings in excess of distributions) from investments	(863,795)	2,501,543
Loss on disposal of property and equipment	—	(125,400)
(Increase) decrease in
Accounts receivable	(6,960,581)	819,094
Inventory	6,539,993	(3,178,651)
Prepaid and other expenses	159,728	149,788
Derivative financial instruments	1,646,205	(2,893,456)
Increase (decrease) in
Accounts payable	(26,287,473)	(21,814,546)
Accrued liabilities	(147,810)	(400,476)
NET CASH USED IN OPERATING ACTIVITIES	(21,098,510)	(22,054,476)

INVESTING ACTIVITIES
Natural gas transportation prepayment	(3,556,000)	—
Purchase of property and equipment	(1,009,581)	(2,386,032)
NET CASH USED IN INVESTING ACTIVITIES	(4,565,581)	(2,386,032)

FINANCING ACTIVITIES
Decrease in outstanding checks in excess of bank balance	(371,867)	(306,315)
Borrowings on notes payable	5,949,000	3,000,000
Payments on notes payable	(5,949,000)	(1,000,000)
Distributions paid to members	(125,970)	(15,056,167)
NET CASH USED IN FINANCING ACTIVITIES	(497,837)	(13,362,482)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,161,928)	(37,802,990)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,004,205	37,995,310

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$842,277	$192,320

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $2,480 and $26,844 in 2023 and 2022, respectively.	$75,768	$50,316
Capital expenditures in accounts payable	—	37,561

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2023 AND 2022

NOTE 1    .    NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC (the "Company") and its wholly owned subsidiary, Dakota Ethanol, LLC ("Dakota Ethanol") are both South Dakota limited liability companies.

The Company owns and manages Dakota Ethanol, a 100 million-gallon (annual nameplate capacity) ethanol plant, located near Wentworth, South Dakota. Dakota Ethanol sells ethanol and related products to customers located in North America.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2022, contained in the Company's annual report on Form 10-K for 2022 filed with the SEC on March 9, 2023.

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
MARCH 31, 2023 AND 2022

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended March 31
	2023	2022

Revenues ethanol	$58,403,869	$48,205,895
Revenues distillers grains	14,609,329	12,124,702
Revenues distillers corn oil	4,827,908	4,120,297
	$77,841,106	$64,450,894

Contract assets and contract liabilities:

The Company receives payments from customers based on contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company has no significant contract assets or contract liabilities from contracts with customers at March 31, 2023 and December 31, 2022.

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

Electricity, raw materials expense (chemicals and denaturant), direct labor costs, and shipping costs on modified and wet distillers grains are included in cost of revenues.

Inventory Valuation

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2023 AND 2022

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

The carrying amount of trade receivables is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance was $0 as of March 31, 2023 and December 31, 2022.

Investment in commodities contracts, derivative instruments and hedging activities

The Company is exposed to certain risks related to its ongoing business operations including price risks on anticipated purchases of corn, natural gas, the sale of ethanol, distillers grains and distillers corn oil.  The Company manages these risks by using forward, future and options derivative instruments.

The Company is subject to market risk with respect to the price and availability of corn, the principal raw material the Company uses to produce ethanol and ethanol by-products.  In general, unfavorable market conditions result from rising corn prices.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn are subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply. Additionally, the crisis in Ukraine may effect the price of corn, and by extension, our business.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of March 31, 2023, the Company was committed to purchasing approximately 3.2 million bushels of corn on a forward contract basis with an average price of $6.58 per bushel. The total corn purchase contracts represent approximately 9% of the annual projected plant corn usage.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At March 31, 2023, the Company is committed to purchasing approximately 1,649,000 MMBtus of natural gas with an average price of $3.64 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent approximately 79% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2023 AND 2022

a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At March 31, 2023, the Company was committed to selling approximately 34,000 dry equivalent tons of distillers grains with an average price of $246 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 15% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At March 31, 2023, the Company was committed to selling approximately 2.8 million pounds of distillers corn oil with an average price of $0.59 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 8% of the projected annual plant production.

The Company did not have any firm-priced sales commitments for ethanol as of March 31, 2023.

The Company enters into short-term forward, option and futures contracts for corn and natural gas as a means of managing exposure to changes in commodity and energy prices. All of the Company's derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income, or a normal purchase, normal sale exemption is elected. Although the contracts are considered economic hedges of specified risks, they are not designated and accounted for as hedging instruments.

As part of our trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk of loss in the market value of inventories and purchase commitments.

Derivatives not designated as hedging instruments at March 31, 2023 and December 31, 2022 were as follows:

	Balance Sheet Classification	March 31, 2023	December 31, 2022*

Corn forward contracts in gain position		$197,924	$922,181
Futures contracts in gain position		346,463	252,450
Futures contracts in loss position		(397,363)	(395,300)
Total forward, futures and options contracts		147,024	779,331
Cash held by broker		1,102,654	2,077,108
	Current Assets	$1,249,678	$2,856,439

Corn forward contracts in loss position	Current Liabilities	$(474,497)	$(435,053)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2023 AND 2022

	Statement of Operations	Three Months Ended March 31,
	Classification	2023	2022
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$1,317,655	$(8,560,524)
Forward contracts	Cost of Revenues	(2,095,875)	4,207,196

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill, which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized, if necessary, for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. The Company performs the annual analysis as of December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2022 or through March 31, 2023 on the basis that no triggering events were noted.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair value of derivative financial instruments, lower of cost or net realizable value accounting for inventory and goodwill and fixed asset impairment evaluation.

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31, 2023, ethanol sales averaged approximately 75% of total revenues, while approximately 19% of revenues were generated from the sale of distillers grains and 6% of revenues were generated from the sale of corn oil. For the three months ended March 31, 2023, corn costs averaged approximately 76% of cost of goods sold.

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
MARCH 31, 2023 AND 2022

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

The following tables set forth certain financial data for the Company's operating segments:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2023 AND 2022

	Three Months Ended
	March 31, 2023	March 31, 2022
	unaudited	unaudited
Net Sales
Production	$77,841,106	$64,450,894
Ethanol Producing Equity Method Investments	162,621,455	170,128,327
All Other	4,338,014	4,409,009
Total	244,800,575	238,988,230
Reconciliation	(166,959,469)	(174,537,336)
Consolidated	$77,841,106	$64,450,894

Gross Profit:
Production	$3,898,593	$2,692,799
Ethanol Producing Equity Method Investments	12,538,070	4,158,879
All Other	2,903,760	2,935,856
Total	19,340,423	9,787,534
Reconciliation	(15,441,830)	(7,094,735)
Consolidated	$3,898,593	$2,692,799

Net Income:
Production	$3,417,060	$1,665,199
Ethanol Producing Equity Method Investments	6,268,544	(1,472,217)
All Other	1,206,647	1,131,978
Total	10,892,251	1,324,960
Reconciliation	(7,475,191)	340,239
Consolidated	$3,417,060	$1,665,199

	March 31, 2023	December 31, 2022
	unaudited	audited
Total Assets
Production	$132,325,933	$156,406,527
Ethanol Producing Equity Method Investments	220,287,839	239,476,419
All Other	301,223,137	296,653,249
Total	653,836,909	692,536,195
Reconciliation	(521,510,976)	(536,129,668)
Consolidated	$132,325,933	$156,406,527

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2023 AND 2022

NOTE 4.     INVENTORY

Inventory consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022*
Raw materials	$12,186,837	$12,397,256
Finished goods	3,617,883	10,050,394
Work in process	1,817,431	1,353,715
Parts inventory	1,633,567	1,994,346
	$19,255,718	$25,795,711
*Derived from audited financial statements.

As of March 31, 2023 and December 31, 2022, the Company recorded a lower of cost or net realizable value write-down on inventory of approximately $5,000 and $2,000, respectively.

NOTE 5.    INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC ("RPMG").  The net income, which is reported in the Company’s income statement for RPMG, is based on RPMG’s December 31, 2022 unaudited interim results. The carrying amount of the Company’s investment was approximately $2,303,000 and $2,286,000 as of March 31, 2023 and December 31, 2022, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC ("LT"), a partnership which operates an ethanol storage terminal in Georgia.  The net income, which is reported in the Company’s income statement for LT, is based on LT’s March 31, 2023 unaudited interim results. The carrying amount of the Company’s investment was approximately $287,000 and $216,000 as of March 31, 2023 and December 31, 2022, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC ("GH"), a partnership which operates an ethanol plant in North Dakota.  The net income, which is reported in the Company’s income statement for GH, is based on GH’s March 31, 2023 unaudited interim results. The carrying amount of the Company’s investment was approximately $2,271,000 and $1,870,000 as of March 31, 2023 and December 31, 2022, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC ("GEM"), a partnership to provide management services to ethanol plants.  The net income, which is reported in the Company’s income statement for GEM, is based on GEM’s March 31, 2023 unaudited interim results. The carrying amount of the Company’s investment was approximately $92,000 as of March 31, 2023 and December 31, 2022.

Lake Area Corn Processors has an 12% investment interest in Ring-neck Energy and Feeds, LLC ("REF"), a partnership which operates an ethanol plant in South Dakota.  The net income, which is reported in the Company’s income statement for REF, is based on REF’s March 31, 2023 unaudited interim results. The carrying amount of the Company’s investment was approximately $13,601,000 and $13,227,000 as of March 31, 2023 and December 31, 2022, respectively. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $927,000. The excess is comprised of a basis adjustment of approximately $381,000 and capitalized interest of $546,000. The excess is amortized over 20 years from May 2019, the time the plant became operational.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2023 AND 2022

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	March 31, 2023	December 31, 2022
Current Assets	$364,219,061	$376,111,612
Other Assets	157,291,914	160,018,056
Current Liabilities	305,205,261	334,797,023
Long-term Liabilities	30,527,382	36,462,751
Members' Equity	185,778,332	164,869,892

	Three Months Ended
Income Statement	March 31, 2023	March 31, 2022
Revenue	$166,959,469	$174,537,336
Gross Profit	15,441,830	7,094,735
Net Income (Loss)	7,458,774	(340,239)
The following table shows the condensed financial information of GH; the investment which represents greater than 10% of the Company's income as of December 31, 2022.

Balance Sheet	March 31, 2023	December 31, 2022
Current Assets	$36,869,488	$35,429,047
Other Assets	41,101,992	41,806,802
Current Liabilities	46,563,523	49,708,032
Long-term Liabilities	8,702,074	8,829,302
Members' Equity	22,705,883	18,698,514

	Three Months Ended
Income Statement	March 31, 2023	March 31, 2022
Revenue	$112,936,798	$109,398,742
Gross Profit	5,339,374	370,244
Net Income (Loss)	4,007,369	(450,990)

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2023 AND 2022

The following table shows the condensed financial information of REF; the investment which represents greater than 10% of the Company's assets as of December 31, 2022.

Balance Sheet	March 31, 2023	December 31, 2022
Current Assets	$27,853,480	$46,040,175
Other Assets	114,462,879	116,200,396
Current Liabilities	13,548,389	30,950,092
Long-term Liabilities	21,825,308	27,633,449
Members' Equity	106,942,662	103,657,030

	Three Months Ended
Income Statement	March 31, 2023	March 31, 2022
Revenue	$49,684,657	$60,729,585
Gross Profit	7,198,696	3,788,635
Net Income (Loss)	2,261,175	(1,021,227)

The Company recorded equity in net income (loss) of investment at approximately $864,000 and $(1,500) from our investments for the three months ended March 31, 2023, and 2022, respectively.

NOTE 6.    REVOLVING PROMISSORY NOTE

Dakota Ethanol has a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $2,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. There is a non-use fee of 0.25% per annum on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2023. Interest on the outstanding principal balance will accrue at 305 basis points above the Secured Overnight Financing 30-day Average Rate ("SOFR 30"). The interest rate is not subject to a floor. The rate was 7.60% at March 31, 2023. On March 31, 2023, Dakota Ethanol had $0 outstanding and $2,000,000 available to be drawn on the revolving promissory note.

NOTE 7.    LONG-TERM NOTES PAYABLE

Dakota Ethanol has a term note from FCSA in the amount of $8,000,000. Dakota Ethanol makes monthly interest payments and annual principal payments of $1,000,000. The note matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30. The interest rate is not subject to a floor. The rate was 7.85% at March 31, 2023. On March 31, 2023, Dakota Ethanol had $4,000,000 outstanding on the note.

Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $48,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30. The interest rate is not subject to a floor. The rate was 7.85% at March 31, 2023. The note contains a non-use fee of 0.50% on the unused portion of the note. On March 31, 2023, Dakota Ethanol had $1,000 outstanding and $40,999,000 available to be drawn on the note.

As part of the notes, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company. The note payable agreement was amended in October 2021 with modifications to the requirements. The working capital covenant was increased to $13,500,000 and the net worth covenant was increased to $28,000,000. We are required to maintain a debt service coverage ratio of at least 1.25:1.00.

The balances of the notes payable are as follows. The balances reflect the updated agreement:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2023 AND 2022

	March 31, 2023	December 31, 2022
Term Note Payable	$4,000,000	$4,000,000
Revolving Note Payable	1,000	1,000
Less unamortized debt issuance costs	(2,333)	(2,771)
	3,998,667	3,998,229
Less current portion	(1,000,000)	(1,000,000)
	$2,998,667	$2,998,229
*Derived from audited financial statements

Principal maturities for the remainder of the Note are estimated as follows.

Periods Ending March 31,	Principal
2024	$1,000,000
2025	1,000,000
2026	2,001,000
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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2023 AND 2022

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
March 31, 2023

Assets:
Derivative financial instruments, futures and options contracts	$346,463	$346,463	$—	$—
Forward contracts	$197,924	$—	$197,924	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$397,363	$397,363	$—	$—
Forward contracts	$474,497	$—	$474,497	$—

December 31, 2022*

Assets:
Derivative financial instruments, futures and options contracts	$252,450	$252,450	$—	$—
Forward contracts	$922,181	$—	$922,181	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$395,300	$395,300	$—	$—
Forward contracts	$435,053	$—	$435,053	$—

*Derived from audited financial statements.

During the three months ended March 31, 2023, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of March 31, 2023 and December 31, 2022, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2023 and December 31, 2022.

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

The carrying amount of long-term obligations (level 3) at March 31, 2023 of $4,001,000 had an estimated fair value of approximately $4,001,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2022 of $4,001,000 had an estimated fair value of approximately $4,001,000.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2023 AND 2022

NOTE 9.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 5% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distillers grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues. The Company also purchases denaturant from RPMG.
Revenues and marketing fees related to the agreements as well as denaturant purchases are as follows:

	Three Months Ended March 31,
	2023	2022

Revenues ethanol	$58,468,720	$48,282,029
Revenues distillers dried grains	2,920,145	3,361,155
Revenues corn oil	4,844,211	4,134,608
Marketing fees ethanol	(64,851)	(76,134)
Marketing fees distillers dried grains	(11,389)	(16,919)
Marketing fees corn oil	(16,303)	(14,311)
Denaturant purchases	535,782	686,120

	March 31, 2023	December 31, 2022*
Amounts due to RPMG	$10,074	$123,573
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. Corn purchases from these related parties during the three months ended March 31, 2023 and 2022 totaled approximately $285,000 and $159,000, respectively. As of March 31, 2023 and December 31, 2022, the Company had no outstanding obligations to these related parties.

NOTE 10 - CCOMMITMENTS, CONTINGENCIES AND AGREEMENTS

Agreements
On June 24, 2022, Dakota Ethanol, LLC, entered into the Precedent Agreement West Leg 2023 Expansion between Northern Natural Gas Company and the Dakota Ethanol (the "West Leg Agreement"). Pursuant to the West Leg Agreement, Dakota Ethanol will receive additional firm commitment natural gas transportation services. In order to secure these firm commitment natural gas transportation services, Dakota Ethanol agrees to pay Northern Natural Gas Company a contribution to the cost of constructing certain additional natural gas pipeline and storage facilities. Dakota Ethanol's contribution is estimated to be $8,890,000, which has been paid in its entirety as of March 31, 2023. For a period of five years beginning on November 1, 2023, Dakota Ethanol is entitled to a firm natural gas commitment of 7,000 decatherms per day during the winter months (between November 1 and March 31 each year), and firm commitment of 4,340 decatherms per day during the summer months. The payments to Northern Natural Gas are included in other assets on the consolidated balance sheet.
From time to time in the normal course of business, the Company can be subject to litigation based on its operations. There is no current litigation nor any litigation that is considered probable at this time.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2023 AND 2022

NOTE 11 - SUBSEQUENT EVENTS
On April 3, 2023, Dakota Ethanol, LLC, received a formal proposal from the USDA Biofuel Producer Relief Program for an additional payment of approximately $2,500,000 that was the result of a summary judgement ruling in favor of Dakota Ethanol. On May 2, 2023, that offer was formally accepted.
During May 2023, the Company declared a distribution to its members of $2,962,000 or $0.10 per capital unit, to unit holders of record as of April 1, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2023, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2022, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 which was filed with the SEC on March 9, 2023.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks, including the growing crisis in Ukraine, and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2022.

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

Overview

Lake Area Corn Processors, LLC is a South Dakota limited liability company that owns and manages its wholly-owned subsidiary, Dakota Ethanol, LLC. Dakota Ethanol, LLC owns and operates an ethanol plant located near Wentworth, South Dakota that has a nameplate production capacity of 100 million gallons of ethanol per year. Lake Area Corn Processors, LLC is referred to in this report as "LACP," the "Company," "we," or "us." Dakota Ethanol, LLC is referred to in this report as "Dakota Ethanol" or the "ethanol plant."

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the three months ended March 31, 2023 and 2022:

	2023		2022
Income Statement Data	Amount	%	Amount	%
Revenues	$77,841,106	100.0	$64,450,894	100.0

Cost of Revenues	73,942,513	95.0	61,758,095	95.8

Gross Profit	3,898,593	5.0	2,692,799	4.2

Operating Expense	1,451,502	1.9	1,247,879	1.9

Income from Operations	2,447,091	3.1	1,444,920	2.3

Other Income	969,969	1.3	220,279	0.3

Net Income	$3,417,060	4.4	$1,665,199	2.6

Revenues

Revenue from sales increased by approximately 20.8% during the three months ended March 31, 2023 compared to the same period of 2022 due primarily to increased gallons of ethanol sold. Revenue from distillers grains sales increased by approximately 20.5% during the three months ended March 31, 2023 compared to the same period of 2022 due primarily to increased prices that we received for our distillers grains. Revenue from corn oil sales increased by approximately 17.2% during the three months ended March 31, 2023 compared to the same period of 2022 due primarily to more pounds of corn oil sold during the 2023 period along with increased prices that we received for corn oil sold.
Ethanol

Our ethanol revenue was approximately $10.2 million higher during our three months ended March 31, 2023 compared to the three months ended March 31, 2022, an increase of approximately 21.2%. This increase in ethanol revenue was due primarily to an increase in the gallons of ethanol sold during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The average price we received for our ethanol was approximately $0.03 lower per gallon during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, a decrease of approximately 1.6%. Management attributes this decrease in ethanol prices during the three months ended March 31, 2023 to lower gasoline prices generally which decreases the price of ethanol. Since ethanol is blended with gasoline, when gasoline price and demand are lower it has a corresponding impact on ethanol price and demand.

We sold approximately 23.1% more gallons of ethanol during the three months ended March 31, 2023 compared to the same period of 2022, an increase of approximately 5,257,000 gallons. The increase is due primarily to increased production and sales of ethanol inventory during the three months ended March 31, 2023. Management anticipates increased production and sales during our 2023 fiscal year due to fermentation expansion added in 2022.

Distillers Grains

    Our total distillers grains revenue was approximately 20.5% higher during the three months ended March 31, 2023 compared to the same period of 2022 due primarily to increased prices received for our distillers grains. The average price we received for our dried distillers grains was approximately 29.2% higher during the three months ended March 31, 2023 compared to the same period of 2022, an increase of approximately $57.78 per ton. Management attributes the increase in dried distillers grains prices during the three months ended March 31, 2023 to increases in the demand for distillers grains. The average price we received for our modified/wet distillers grains was approximately 25.7% higher for the three months ended March 31, 2023 compared to the same period of 2022, an increase of approximately $56.86 per ton. Management attributes this increase in modified/wet distillers grains prices with higher demand in the market.

We sold approximately 5.5% less total tons of distillers grains during the three months ended March 31, 2023 compared to the same period of 2022 due primarily to an increase of distillers grain inventory at March 31, 2023.

    Corn Oil

    Our total corn oil revenue was approximately 17.2% higher during the three months ended March 31, 2023 compared to the same period of 2022 due primarily to increased pounds sold during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The average price per pound we received for our corn oil was higher by approximately 2.5% for the three months ended March 31, 2023 compared to the same period of 2022 due primarily to demand from the renewable diesel industry for corn oil along with higher soybean oil prices. During 2022, the biodiesel blenders' tax credit was reinstated through 2024 so we expect that corn oil demand will remain high through 2024.

Our total pounds of corn oil sold increased by approximately 14.3% during the three months ended March 31, 2023 compared to the same period of 2022 due primarily to increased production.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 5.2% higher for the three months ended March 31, 2023 compared to the same period of 2022 due to increased corn usage during the 2023 period.

Our average cost per bushel of corn increased by approximately 0.1% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. We consumed approximately 5.3% more bushels of corn during the three months ended March 31, 2023 compared to the same period of 2022 that contributed to higher corn cost. Management anticipates corn prices to remain higher during our 2023 fiscal year due to drought conditions in the area that surrounds our plant and global uncertainty in the commodities markets.

We experienced approximately $574,00 of combined realized and unrealized loss for the three months ended March 31, 2023 to our corn derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $4,389,000 of combined realized and unrealized loss for the three months ended March 31, 2022 related to our corn derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $1,804,000, an increase of approximately 74.9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was due to higher natural gas costs per MMBtu during the three months ended March 31, 2023 compared to the same period of 2022.

Our average cost per MMBtu of natural gas during the three months ended March 31, 2023 was approximately 68.6% more compared to the cost per MMbtu for the three months ended March 31, 2022. Management attributes this increase in our average natural gas costs to higher market natural gas prices and increased transportation costs.

The volume of natural gas we used increased by approximately 3.7% during the three months ended March 31, 2023 compared to the same period of 2022 due to increased production at the plant.

Operating Expenses

Our operating expenses were comparable for the three months ended March 31, 2023 compared to the same period of 2022.

Other Income and Expense

Our other income increased during the three months ended March 31, 2023 compared to the same period of 2022 due primarily to increased income from our investments. We had more income from our investments during the three months ended March 31, 2023 compared to the same period of 2022 due to increased profitability in the ethanol sector. We had more interest expense during the three months ended March 31, 2023 compared to the same period of 2022 due to higher interest rates on outstanding debt instruments.

Changes in Financial Condition for the Three Months Ended March 31, 2023

Current Assets

    Our cash on hand at March 31, 2023 was less compared to December 31, 2022 due to deferred corn payments. We had more accounts receivable at March 31, 2023 compared to December 31, 2022 due to the timing of our quarter end and the payments received related to the shipments of our products. The value of our inventory was less at March 31, 2023 compared to December 31, 2022 due to decreased quantities of corn and finished goods inventory. The asset value of our derivative instruments was less at March 31, 2023 compared to December 31, 2022 due to recent corn price changes which impacted our derivative instruments. We had higher prepaid and other expenses at March 31, 2023 compared to December 31, 2022 due to the current portion of the prepayment for the firm commitment on natural gas transportation with Northern Natural Gas.

Property and Equipment

    The value of our property and equipment was slightly lower at March 31, 2023 compared to December 31, 2022 due to regular depreciation of our assets.

Other Assets

    The value of our investments was higher at March 31, 2023 compared to December 31, 2022 due to the profitability from our investments during the three months ended March 31, 2023. We had more other assets at March 31, 2023 compared to December 31, 2022 due primarily to the prepayment for the firm commitment on natural gas transportation with Northern Natural Gas.

Current Liabilities

    We had less outstanding checks in excess of bank balances at March 31, 2023 compared to December 31, 2022 due to the timing of our quarter end and payments issued. We use our revolving loan to pay any checks that are presented for payment which exceed the cash we have available in our accounts. Our accounts payable were lower at March 31, 2023 compared to December 31, 2022 due primarily to deferred corn payables at March 31, 2023 compared to December 31, 2022 as the deferred payments were paid during the first quarter of 2023. Our derivative instrument liability was higher at March 31, 2023 compared to December 31, 2022 due to recent corn price changes which impacted our derivative instruments. The current portion of our notes payable was unchanged at March 31, 2023 compared to December 31, 2022.

Long-Term Liabilities

    Our long-term liabilities were unchanged at March 31, 2023 compared to December 31, 2022.

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

    Currently, we have two revolving loans, which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of March 31, 2023, we had $1,000 outstanding and $42,999,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations for the next twelve months.

The following table shows cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net cash (used in) operating activities	$(21,098,510)	$(22,054,476)
Net cash (used in) investing activities	(4,565,581)	(2,386,032)
Net cash (used in) financing activities	(497,837)	(13,362,482)

Cash Flow From Operations. Our operating activities used less cash during the three months ended March 31, 2023 compared to the same period of 2022, due primarily to increased net income, decreased inventory, and a decrease in derivative financial instruments during the 2023 period partially offset by an increase in accounts receivable and a larger decrease in accounts payable.

    Cash Flow From Investing Activities. Our investing activities used more cash during the three months ended March 31, 2023 compared to the same period of 2022, due to the prepayment of our natural gas services agreement.

Cash Flow From Financing Activities. Our financing activities used less cash during the three months ended March 31, 2023 compared to the same period of 2022, due primarily to less distributions paid to members during the 2023 period.

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

On October 11, 2021, we entered into a Fourth Amendment to the credit agreement (the "Fourth Amendment"). Under the Fourth Amendment, the operating lines' maturity date was extended to November 1, 2023. Interest on the outstanding principal balance of the operating line will accrue at the SOFR 30 plus 305 basis points. The available credit on the reducing revolving note is $40,999,000. Interest on the outstanding principal balance of the revolving loan and term loan will accrue at the SOFR 30 plus 330 basis points. The working capital covenant was increased to $13,500,000, and the net worth covenant was increased to $28,000,0000. Dakota Ethanol may make distributions in an amount up to 75% of our prior year's net income, so long as the Company's working capital stays above $18,000,000 post distribution.

Operating Line

    Dakota Ethanol has a revolving promissory note from FCSA in an amount up to $2,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 305 basis points above the SOFR 30 and is not subject to a floor. The rate was 7.60% at March 31, 2023. There is a non-use fee of 0.25% per anuum on the unused portion of the availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2023. On March 31, 2023, Dakota Ethanol had $0 outstanding and $2,000,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

    Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $46,250,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at the SOFR 30 plus 330 basis points. The interest rate is not subject to a floor. The rate was 7.85% at March 31, 2023. The note contains a non-use fee of 0.5% per annum on the unused portion of the note. On March 31, 2023, Dakota Ethanol had $1,000 outstanding and $40,999,000 available to be drawn on the note.

2017 Term Loan

    On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment that was due in August 2020 was deferred to August 2025. The note matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30 and is not subject to a floor. The rate was 7.85% at March 31, 2023. On March 31, 2023, Dakota Ethanol had $4,000,000 outstanding on the note.

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

    As of March 31, 2023, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

    We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of March 31, 2023, we had $4,001,000 outstanding on our variable interest rate loans with interest accruing at a rate of 7.85%. Our variable interest rates are calculated by adding a set basis to the SOFR 30. If we were to experience a 10% increase in the SOFR 30, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2023, would be approximately $18,200.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $778,000 related to derivative instruments for the quarter ended March 31, 2023. We recorded a combined increase to our cost of revenues of approximately $4,389,000 related to derivative instruments for the quarter ended March 31, 2022. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of March 31, 2023, we were committed to purchasing approximately 3.2 million bushels of corn with an average price of $6.58 per bushel. These corn purchases represent approximately 9% of our projected plant corn usage for the next 12 months.

As of March 31, 2023, we were committed to purchasing approximately 1,649,000 MMBtus of natural gas with an average price of $3.64 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 79% of the projected annual plant requirements.

As of March 31, 2023, we were committed to selling approximately 34,000 dry equivalent tons of distillers grains with an average price of $246 per ton. The distillers grains sales represent approximately 15% of the projected annual plant production.

As of March 31, 2023, we were committed to selling approximately 2.8 million pounds of distillers corn oil with an average price of $0.59 per pound.  The distillers corn oil sales represent approximately 8% of the projected annual plant production.

    We did not have any firm-priced sales commitments for ethanol as of March 31, 2023.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2023, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2023. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	100,000,000	Gallons	10%	$22,252,772
Corn	31,420,621	Bushels	10%	$21,585,967
Natural Gas	601,000	MMBTU	10%	$126,811

For comparison purposes, our sensitivity analysis for our quarter ended March 31, 2022 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$20,976,000
Corn	27,171,197	Bushels	10%	$19,264,378
Natural Gas	514,000	MMBTU	10%	$290,410

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

    Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

    The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our annual report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities Exchange Commission on March 9, 2023.

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

To the extent the conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening other risks disclosed in Part I, “Item 1A. Risk Factors” in the Company's 2022 Annual Report on Form 10-K, any of which could materially and adversely affect the Company's financial condition and results of operations. However, due to the continually evolving nature of the conflict, the potential impact that the conflict could have on such risk factors, and others that cannot yet be identified, remains uncertain. The Company continues to monitor the conflict and assess alternatives to mitigate these risks.

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

LAKE AREA CORN PROCESSORS, LLC

Date:	May 12, 2023	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2023	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)