Form 10-Q
period 2023-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2023-08-11
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
June 30, 2023
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

As of August 11, 2023, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2023	December 31, 2022*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$14,001,835	$27,004,205
Accounts receivable	822,504	1,083,258
Accounts receivable (related party)	9,626,414	1,850,646
Inventory	19,713,115	25,795,711
Derivative financial instruments	4,464,224	2,856,439
Prepaid and other expenses	1,684,275	864,810
Total current assets	50,312,367	59,455,069

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,763,023	8,763,023
Buildings	9,316,576	9,316,576
Equipment	108,127,329	108,125,289
Construction in progress	420,113	13,366
	127,501,514	127,092,727
Less accumulated depreciation	(66,389,479)	(63,611,356)
Net property and equipment	61,112,035	63,481,371

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	18,317,967	17,691,011
Other	7,745,980	5,383,310
Total other assets	36,459,713	33,470,087

TOTAL ASSETS	$147,884,115	$156,406,527

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2023	December 31, 2022*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$5,894,202	$4,200,281
Accounts payable	14,329,597	39,105,845
Accrued liabilities	606,654	719,113
Derivative financial instruments	7,148,676	435,053
Current portion of notes payable	—	1,000,000
Total current liabilities	27,979,129	45,460,292

LONG-TERM LIABILITIES
Notes payable	2,999,104	2,998,229
Total long-term liabilities	2,999,104	2,998,229

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	116,905,882	107,948,006

TOTAL LIABILITIES AND MEMBERS' EQUITY	$147,884,115	$156,406,527

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

REVENUES	$74,179,247	$75,437,299	$152,020,353	$139,888,192

COSTS OF REVENUES	68,348,239	66,601,639	142,290,751	128,359,733

GROSS PROFIT	5,831,008	8,835,660	9,729,602	11,528,459

OPERATING EXPENSES	1,303,144	1,152,015	2,754,646	2,399,894

INCOME FROM OPERATIONS	4,527,864	7,683,645	6,974,956	9,128,565

OTHER INCOME (EXPENSE)
Interest and other income	2,578,911	1,242,944	2,775,376	1,497,493
Equity in net income of investments	1,593,161	2,228,338	2,456,956	2,226,795
Interest expense	(71,150)	(31,953)	(161,442)	(64,680)
Total other income	4,100,922	3,439,329	5,070,890	3,659,608

NET INCOME	$8,628,786	$11,122,974	$12,045,846	$12,788,173

BASIC AND DILUTED EARNINGS PER UNIT	$0.29	$0.38	$0.41	$0.43

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.10	$—	$0.10	$0.51

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - December 31, 2021	$113,468,865

Net income for the three-month period ended March 31, 2022	1,665,199

Member distributions	(15,056,167)

Balance - March 31, 2022	$100,077,897

Net income for the three-month period ended June 30, 2022	11,122,974

Balance - June 30, 2022	111,200,871

Members' Equity

Balance - December 31, 2022	$107,948,006

Net income for the three-month period ended March 31, 2023	3,417,060

Member distributions	(125,970)

Balance - March 31, 2023	$111,239,096

Net income for the three-month period ended June 30, 2023	8,628,786

Member distributions	$(2,962,000)

Balance - June 30, 2023	116,905,882

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

OPERATING ACTIVITIES
Net income	$12,045,846	$12,788,173
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	2,786,995	2,453,326
Distributions in excess of earnings (earnings in excess of distributions) from investments	(626,956)	903,205
Loss on disposal of property and equipment	—	(125,400)
(Increase) decrease in
Accounts receivable	(7,515,014)	2,341,645
Inventory	6,082,595	(4,514,833)
Prepaid and other expenses	(819,465)	323,703
Derivative financial instruments	5,105,839	(1,630,539)
Increase (decrease) in
Accounts payable	(24,171,832)	(20,353,304)
Accrued liabilities	(112,459)	(98,062)
NET CASH USED IN OPERATING ACTIVITIES	(7,224,451)	(7,912,086)

INVESTING ACTIVITIES
Natural gas transportation prepayment	(2,370,667)	—
Purchase of property and equipment	(1,013,203)	(4,661,241)
NET CASH USED IN INVESTING ACTIVITIES	(3,383,870)	(4,661,241)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	1,693,921	4,857,823
Borrowings on notes payable	5,949,000	13,498,000
Payments on notes payable	(6,949,000)	(13,497,000)
Distributions paid to members	(3,087,970)	(15,056,167)
NET CASH USED IN FINANCING ACTIVITIES	(2,394,049)	(10,197,344)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,002,370)	(22,770,671)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,004,205	37,995,310

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,001,835	$15,224,639

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $6,103 and $69,414 in 2023 and 2022, respectively.	$169,199	$54,216

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2023 AND 2022

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for a full year.

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
JUNE 30, 2023 AND 2022

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended June 30		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues ethanol	$57,424,180	$57,572,423	$115,828,049	$105,778,318
Revenues distillers grains	13,033,674	12,915,406	27,643,003	25,040,108
Revenues distillers corn oil	3,721,393	4,949,470	8,549,301	9,069,766
	$74,179,247	$75,437,299	$152,020,353	$139,888,192

Contract assets and contract liabilities:

The Company receives payments from customers based on contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company has no significant contract assets or contract liabilities from contracts with customers at June 30, 2023 and December 31, 2022.

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
JUNE 30, 2023 AND 2022

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

The carrying amount of trade receivables is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance was $0 as of June 30, 2023 and December 31, 2022.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of June 30, 2023, the Company was committed to purchasing approximately 6.1 million bushels of corn on a forward contract basis with an average price of $6.16 per bushel. These corn purchases represent approximately 18% of our projected plant corn usage for the next 12 months.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At June 30, 2023, the Company is committed to purchasing approximately 1,304,000 MMBtus of natural gas with an average price of $3.65 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent approximately 62% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At June 30, 2023, the Company was committed to selling approximately 40,000 dry equivalent tons of distillers grains with an average price of $206 per ton.  The Company accounts for these transactions as normal sales, and accordingly,

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2023 AND 2022

does not mark these transactions to market. The distillers grains sales represent approximately 18% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At June 30, 2023, the Company was committed to selling approximately 2.7 million pounds of distillers corn oil with an average price of $0.60 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 8% of the projected annual plant production.

The Company did not have any firm-priced sales commitments for ethanol as of June 30, 2023.

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

Derivatives not designated as hedging instruments at June 30, 2023 and December 31, 2022 were as follows:

	Balance Sheet Classification	June 30, 2023	December 31, 2022*

Corn forward contracts in gain position		$—	$922,181
Futures contracts in gain position		4,422,800	252,450
Futures contracts in loss position		—	(395,300)
Total forward, futures and options contracts		4,422,800	779,331
Cash held by broker		41,424	2,077,108
	Current Assets	$4,464,224	$2,856,439

Corn forward contracts in loss position	Current Liabilities	$(7,148,676)	$(435,053)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2023 AND 2022

	Statement of Operations	Three Months Ended June 30,
	Classification	2023	2022
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$3,912,630	$3,157,895
Forward contracts	Cost of Revenues	(9,001,801)	(2,816,323)

	Statement of Operations	Six Months Ended June 30,
	Classification	2023	2022
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$5,230,285	$(5,402,629)
Forward contracts	Cost of Revenues	(11,097,676)	1,390,873

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill, which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized, if necessary, for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. The Company performs the annual analysis as of December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2022 or through June 30, 2023 on the basis that no triggering events were noted.

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

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended June 30, 2023, ethanol sales averaged approximately 77% of total revenues, while approximately 18% of revenues were generated from the sale of distillers grains and 5% of revenues were generated from the sale of corn oil. For the six months ended June 30, 2023, ethanol sales averaged approximately 76% of total revenues, while approximately 18% of revenues were generated from the sale of distiller grains and 6% of revenues were generated from the sale of corn oil.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2023 AND 2022

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2023 AND 2022

The following tables set forth certain financial data for the Company's reportable segments:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	unaudited	unaudited	unaudited	unaudited
Net Sales
Production	$74,179,247	$75,437,299	$152,020,353	$139,888,192
Ethanol Producing Equity Method Investments	181,961,028	194,642,440	344,582,483	364,770,767
All Other	4,595,088	4,372,447	8,933,102	8,781,456
Total	260,735,363	274,452,186	505,535,938	513,440,415
Reconciliation	(186,556,116)	(199,014,887)	(353,515,585)	(373,552,223)
Consolidated	$74,179,247	$75,437,299	$152,020,353	$139,888,192

Gross Profit:
Production	$5,831,008	$8,835,660	$9,729,602	$11,528,459
Ethanol Producing Equity Method Investments	20,245,533	20,013,792	32,783,603	24,172,671
All Other	3,024,743	3,004,322	5,928,503	5,940,178
Total	29,101,284	31,853,774	48,441,708	41,641,308
Reconciliation	(23,270,276)	(23,018,114)	(38,712,106)	(30,112,849)
Consolidated	$5,831,008	$8,835,660	$9,729,602	$11,528,459

Net Income:
Production	$8,628,786	$11,122,974	$12,045,846	$12,788,173
Ethanol Producing Equity Method Investments	13,761,472	21,581,560	20,030,016	20,109,343
All Other	1,870,416	1,108,979	3,077,063	2,240,957
Total	24,260,674	33,813,513	35,152,925	35,138,473
Reconciliation	(15,631,888)	(22,690,539)	(23,107,079)	(22,350,300)
Consolidated	$8,628,786	$11,122,974	$12,045,846	$12,788,173

	June 30, 2023	December 31, 2022
	unaudited	audited
Total Assets
Production	$147,884,115	$156,406,527
Ethanol Producing Equity Method Investments	225,804,939	239,476,419
All Other	315,420,953	296,653,249
Total	689,110,007	692,536,195
Reconciliation	(541,225,892)	(536,129,668)
Consolidated	$147,884,115	$156,406,527

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2023 AND 2022

NOTE 4.     INVENTORY

Inventory consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022*
Raw materials	$14,464,702	$12,397,256
Finished goods	1,794,888	10,050,394
Work in process	1,744,629	1,353,715
Parts inventory	1,708,896	1,994,346
	$19,713,115	$25,795,711
*Derived from audited financial statements.

As of June 30, 2023 and December 31, 2022, the Company recorded a lower of cost or net realizable value write-down on inventory of approximately $0 and $2,000, respectively.

NOTE 5.    INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC ("RPMG").  The net income, which is reported in the Company’s income statement for RPMG, is based on RPMG’s March 31, 2023 unaudited interim results. The carrying amount of the Company’s investment was approximately $2,362,000 and $2,286,000 as of June 30, 2023 and December 31, 2022, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC ("LT"), a partnership which operates an ethanol storage terminal in Georgia.  The net income, which is reported in the Company’s income statement for LT, is based on LT’s June 30, 2023 unaudited interim results. The carrying amount of the Company’s investment was approximately $369,000 and $216,000 as of June 30, 2023 and December 31, 2022, respectively.

Lake Area Corn Processors has a 10% investment interest in Guardian Hankinson, LLC ("GH"), a partnership which operates an ethanol plant in North Dakota.  The net income, which is reported in the Company’s income statement for GH, is based on GH’s June 30, 2023 unaudited interim results. The carrying amount of the Company’s investment was approximately $1,918,000 and $1,870,000 as of June 30, 2023 and December 31, 2022, respectively.

Lake Area Corn Processors has a 17% investment interest in Guardian Energy Management, LLC ("GEM"), a partnership to provide management services to ethanol plants.  The net income, which is reported in the Company’s income statement for GEM, is based on GEM’s June 30, 2023 unaudited interim results. The carrying amount of the Company’s investment was approximately $92,000 as of June 30, 2023 and December 31, 2022.

Lake Area Corn Processors has a 12% investment interest in Ring-neck Energy and Feeds, LLC ("REF"), a partnership which operates an ethanol plant in South Dakota.  The net income, which is reported in the Company’s income statement for REF, is based on REF’s June 30, 2023 unaudited interim results. The carrying amount of the Company’s investment was approximately $13,577,000 and $13,227,000 as of June 30, 2023 and December 31, 2022, respectively. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $913,000. The excess is comprised of a basis adjustment of approximately $375,000 and capitalized interest of $538,000. The excess is amortized over 20 years from May 2019, the time the plant became operational.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2023 AND 2022

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	June 30, 2023	December 31, 2022
Current Assets	$382,458,204	$376,111,612
Other Assets	158,767,688	160,018,056
Current Liabilities	323,130,599	334,797,023
Long-term Liabilities	31,487,715	36,462,751
Members' Equity	186,607,578	164,869,892

	Three Months Ended
Income Statement	June 30, 2023	June 30, 2022
Revenue	$186,556,116	$199,014,887
Gross Profit	23,270,276	23,018,114
Net Income	15,648,305	22,690,539

	Six Months Ended
Income Statement	June 30, 2023	June 30, 2022
Revenue	$353,515,585	$373,552,223
Gross Profit	38,712,106	30,112,849
Net Income	23,107,079	22,350,300
The following table shows the condensed financial information of Guardian Energy Hankinson; an investment which represents greater than 10% of the Company's income as of June 30, 2023.

Balance Sheet	June 30, 2023	December 31, 2022
Current Assets	$38,075,918	$35,429,047
Other Assets	38,556,026	41,806,802
Current Liabilities	48,148,852	49,708,032
Long-term Liabilities	9,303,828	8,829,302
Members' Equity	19,179,264	18,698,514

	Three Months Ended
Income Statement	June 30, 2023	June 30, 2022
Revenue	$115,885,199	$129,086,443
Gross Profit	10,271,094	12,517,381
Net Income	8,473,381	17,934,167

	Six Months Ended
Income Statement	June 30, 2023	June 30, 2022
Revenue	$228,821,997	$238,485,185
Gross Profit	15,610,468	12,887,625
Net Income	12,480,750	17,483,177

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2023 AND 2022

The following table shows the condensed financial information of Ring-neck Energy & Feed; an investment which represents greater than 10% of the Company's assets as of June 30, 2023.

Balance Sheet	June 30, 2023	December 31, 2022
Current Assets	$30,638,223	$46,040,175
Other Assets	118,534,772	116,200,396
Current Liabilities	20,129,739	30,950,092
Long-term Liabilities	22,183,887	27,633,449
Members' Equity	106,859,369	103,657,030

	Three Months Ended
Income Statement	June 30, 2023	June 30, 2022
Revenue	$66,075,829	$65,555,997
Gross Profit	9,974,439	7,496,411
Net Income	5,288,091	3,647,393

	Six Months Ended
Income Statement	June 30, 2023	June 30, 2022
Revenue	$115,760,486	$126,285,582
Gross Profit	17,173,135	11,285,046
Net Income	7,549,266	2,626,166

The Company recorded equity in net income of approximately $2,456,956 and $2,226,795 from our investments for the six months ended June 30, 2023, and 2022, respectively. The Company recorded equity in net income of approximately $1,593,161 and $2,228,338 from our investments for the three months ended June 30, 2023, and 2022, respectively.

During July of 2023, Ring-neck Energy & Feed experienced a fire at their plant. The Company anticipates a temporary interruption in operations for Ring-neck Energy. The Company has analyzed the potential effects on the long-term analysis of the Ring-neck Energy Investment and determined this impact is currently a temporary interruption and therefore does not require any asset impairment at this time.

NOTE 6.    REVOLVING PROMISSORY NOTE

Dakota Ethanol has a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $2,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. There is a non-use fee of 0.25% per annum on the unused portion of the $2,000,000 availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2023. Interest on the outstanding principal balance will accrue at 305 basis points above the Secured Overnight Financing 30-day Average Rate ("SOFR 30"). The interest rate is not subject to a floor. The rate was 8.05% at June 30, 2023. On June 30, 2023, Dakota Ethanol had $0 outstanding and $2,000,000 available to be drawn on the revolving promissory note.

NOTE 7.    LONG-TERM NOTES PAYABLE

Dakota Ethanol has a term note from FCSA in the amount of $8,000,000. Dakota Ethanol makes monthly interest payments and annual principal payments of $1,000,000. The note matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30. The interest rate is not subject to a floor. The rate was 8.30% at June 30, 2023. On June 30, 2023, Dakota Ethanol had $3,000,000 outstanding on the note. The balance of the term note was subsequently paid off in its entirety in July 2023.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2023 AND 2022

Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $48,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30. The interest rate is not subject to a floor. The rate was 8.30% at June 30, 2023. The note contains a non-use fee of 0.50% on the unused portion of the note. On June 30, 2023, Dakota Ethanol had $1,000 outstanding and $40,999,000 available to be drawn on the note.

As part of the notes, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company. The note payable agreement was amended in 2021 with modifications to the requirements. The working capital covenant was increased to $13,500,000 and the net worth covenant was increased to $28,000,000. We are required to maintain a debt service coverage ratio of at least 1.25:1.00.

The balances of the notes payable are as follows. The balances reflect the updated agreement:

	June 30, 2023	December 31, 2022
Term Note Payable	$3,000,000	$4,000,000
Revolving Note Payable	1,000	1,000
Less unamortized debt issuance costs	(1,896)	(2,771)
	2,999,104	3,998,229
Less current portion	—	(1,000,000)
	$2,999,104	$2,998,229
*Derived from audited financial statements

Principal maturities for the remainder of the Note are estimated as follows.

Periods Ending June 30,	Principal
2024	$—
2025	1,000,000
2026	2,001,000
$3,001,000

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
JUNE 30, 2023 AND 2022

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
June 30, 2023

Assets:
Derivative financial instruments, futures and options contracts	$4,422,800	$4,422,800	$—	$—
Forward contracts	$—	$—	$—	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$—	$—	$—	$—
Forward contracts	$7,148,676	$—	$7,148,676	$—

December 31, 2022*

Assets:
Derivative financial instruments, futures and options contracts	$252,450	$252,450	$—	$—
Forward contracts	$922,181	$—	$922,181	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$395,300	$395,300	$—	$—
Forward contracts	$435,053	$—	$435,053	$—

*Derived from audited financial statements.

During the six months ended June 30, 2023, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of June 30, 2023 and December 31, 2022, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example,

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2023 AND 2022

when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2023 and December 31, 2022.

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

The carrying amount of long-term obligations (level 3) at June 30, 2023 of $3,001,000 had an estimated fair value of approximately $3,001,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2022 of $4,001,000 had an estimated fair value of approximately $4,001,000.

NOTE 9.    RELATED PARTY TRANSACTIONS

Dakota Ethanol has a 5% interest in RPMG, and Dakota Ethanol has entered into marketing agreements for the exclusive rights to market, sell and distribute the entire ethanol, dried distillers grains and corn oil inventories produced by Dakota Ethanol.  The marketing fees are included in net revenues. The Company also purchases denaturant from RPMG.
Revenues and marketing fees related to the agreements as well as denaturant purchases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues ethanol	$57,489,031	$57,648,554	$115,957,781	$105,930,583
Revenues distillers dried grains	3,191,191	4,023,026	6,111,336	7,384,181
Revenues corn oil	3,736,026	4,963,592	8,580,237	9,098,200
Marketing fees ethanol	64,851	76,131	129,702	152,265
Marketing fees distillers dried grains	14,128	15,762	25,517	32,681
Marketing fees corn oil	14,632	14,122	30,935	28,433
Denaturant purchases	464,215	632,524	999,996	1,318,644

	June 30, 2023	December 31, 2022*
Amounts due to RPMG	$43,366	$123,573
*Derived from audited financial statements.
The Company purchased corn and services from members of its Board of Managers that farm and operate local businesses. Corn purchases from these related parties during the six months ended June 30, 2023 and 2022 totaled approximately $1,460,000 and $1,882,000, respectively. Corn purchases from these related parties during the three months ended June 30, 2023 and 2022 totaled approximately $1,175,000 and $1,037,000, respectively. As of June 30, 2023 and December 31, 2022, the Company had no outstanding obligations to these related parties.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2023 AND 2022

NOTE 10 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

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

NOTE 11 - SUBSEQUENT EVENTS
During August 2023, the Company declared a distribution to its members of $2,962,000 or $0.10 per capital unit, to unit holders of record as of July 1, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the six month period ended June 30, 2023, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2022, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 which was filed with the SEC on March 9, 2023.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the three months ended June 30, 2023 and 2022:

	2023		2022
Income Statement Data	Amount	%	Amount	%
Revenues	$74,179,247	100.0	$75,437,299	100.0

Cost of Revenues	68,348,239	92.1	66,601,639	88.3

Gross Profit	5,831,008	7.9	8,835,660	11.7

Operating Expense	1,303,144	1.8	1,152,015	1.5

Income from Operations	4,527,864	6.1	7,683,645	10.2

Other Income	4,100,922	5.6	3,439,329	4.6

Net Income	$8,628,786	11.7	$11,122,974	14.8

Revenues

Revenue from sales decreased by approximately 1.7% during the three months ended June 30, 2023 compared to the same period of 2022 due primarily to decreased prices per gallon of ethanol sold. Revenue from distillers grains sales increased by approximately 0.9% during the three months ended June 30, 2023 compared to the same period of 2022 due primarily to increased prices that we received for our modified and wet distillers grains. Revenue from corn oil sales decreased by approximately 24.8% during the three months ended June 30, 2023 compared to the same period of 2022 due primarily to decreased prices that we received for corn oil sold.
Ethanol

Our ethanol revenue was approximately $0.1 million lower during our three months ended June 30, 2023 compared to the three months ended June 30, 2022, a decrease of approximately 0.3%. This decrease in ethanol revenue was due primarily to a decrease in the price of ethanol sold during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The average price we received for our ethanol was approximately $0.28 lower per gallon during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, a decrease of approximately 10.9%. Management attributes this decrease in ethanol prices during the three months ended June 30, 2023 to lower gasoline prices generally which decreases the price of ethanol. Since ethanol is blended with gasoline, when gasoline price and demand are lower it has a corresponding impact on ethanol price and demand.

We sold approximately 11.9% more gallons of ethanol during the three months ended June 30, 2023 compared to the same period of 2022, an increase of approximately 2,653,000 gallons. The increase is due primarily to increased production and sales of ethanol inventory during the three months ended June 30, 2023. Management anticipates increased production and sales during our 2023 fiscal year due to fermentation expansion added in August of 2022.

Distillers Grains

    Our total distillers grains revenue was approximately 0.9% higher during the three months ended June 30, 2023 compared to the same period of 2022 due primarily to an increase in tons sold offset by a decrease in average price received per ton. The average price we received for our dried distillers grains was approximately 11.6% lower during the three months ended June 30, 2023 compared to the same period of 2022, a decrease of approximately $29.39 per ton. Management attributes the decrease in dried distillers grains prices during the three months ended June 30, 2023 to decreases in the demand for distillers grains. The average price we received for our modified/wet distillers grains was approximately 0.7% higher for the three months ended June 30, 2023 compared to the same period of 2022, an increase of approximately $1.73 per ton. Management attributes this increase in modified/wet distillers grains prices with higher demand in the market.

We sold approximately 3.5% more total tons of distillers grains during the three months ended June 30, 2023 compared to the same period of 2022 due primarily to increased production and sales of distillers grain inventory.

    Corn Oil

    Our total corn oil revenue was approximately 24.8% lower during the three months ended June 30, 2023 compared to the same period of 2022 due primarily to decreased prices received for our corn oil during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The average price per pound we received for our corn oil was lower by approximately 27.2% for the three months ended June 30, 2023 compared to the same period of 2022 due primarily to increased global supply. During 2022, the biodiesel blenders' tax credit was reinstated through 2024 so we expect that corn oil demand will remain high through 2024.

Our total pounds of corn oil sold increased by approximately 3.3% during the three months ended June 30, 2023 compared to the same period of 2022 due primarily to increased production.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 1.4% higher for the three months ended June 30, 2023 compared to the same period of 2022 due to increased corn usage during the 2023 period.

Our average cost per bushel of corn decreased by approximately 3.9% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. We consumed approximately 5.4% more bushels of corn during the three months ended June 30, 2023 compared to the same period of 2022 that contributed to higher corn cost. Management anticipates corn prices to remain stable during our 2023 fiscal year due to improved drought conditions.

We experienced approximately $5,089,000 of combined realized and unrealized loss for the three months ended June 30, 2023 to our corn derivative instruments which increased our cost of revenues. By comparison, we experienced approximately $342,000 of combined realized and unrealized gain for the three months ended June 30, 2022 related to our corn derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Natural Gas

Our cost of revenues related to natural gas decreased by approximately $529,000, a decrease of approximately 22.7%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was due to lower natural gas costs per MMBtu during the three months ended June 30, 2023 compared to the same period of 2022.

Our average cost per MMBtu of natural gas during the three months ended June 30, 2023 was approximately 28.4% less compared to the cost per MMbtu for the three months ended June 30, 2022. Management attributes this decrease in our average natural gas costs to lower market natural gas prices.

The volume of natural gas we used increased by approximately 7.9% during the three months ended June 30, 2023 compared to the same period of 2022 due to increased production at the plant.

Operating Expenses

Our operating expenses were higher for the three months ended June 30, 2023 compared to the same period of 2022 due primarily to increased professional fees and insurance premiums.

Other Income and Expense

Our other income increased during the three months ended June 30, 2023 compared to the same period of 2022 due to the $2.5 million payment from the USDA Biofuel Producer Relief Program awarded during the three months ended June 30, 2023. We had less income from our equity method investments during the three months ended June 30, 2023 compared to the same period of 2022 due to decreasing profitability in the ethanol sector. We had more interest expense during the three months ended June 30, 2023 compared to the same period of 2022 due to higher interest rates on outstanding debt instruments.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the six months ended June 30, 2023 and 2022:

	2023		2022
Income Statement Data	Amount	%	Amount	%
Revenues	$152,020,353	100.0	$139,888,192	100.0

Cost of Revenues	142,290,751	93.6	128,359,733	91.8

Gross Profit	9,729,602	6.4	11,528,459	8.2

Operating Expense	2,754,646	1.8	2,399,894	1.7

Income from Operations	6,974,956	4.6	9,128,565	6.5

Other Income	5,070,890	3.4	3,659,608	2.6

Net Income	$12,045,846	8.0	$12,788,173	9.1

Revenues

Revenue from sales increased by approximately 8.7% during the six months ended June 30, 2023 compared to the same period of 2022 due primarily to increased gallons of ethanol sold. Revenue from distillers grains sales increased by approximately 10.4% during the six months ended June 30, 2023 compared to the same period of 2022 due primarily to increased prices that we received for our distillers grains. Revenue from corn oil sales decreased by approximately 5.7% during the six months ended June 30, 2023 compared to the same period of 2022 due primarily to decreased prices that we received for corn oil sold.
Ethanol

Our ethanol revenue was approximately $10.0 million higher during our six months ended June 30, 2023 compared to the six months ended June 30, 2022, an increase of approximately 9.5%. This increase in ethanol revenue was due primarily to an increase in the gallons of ethanol sold during the six months ended June 30, 2023 compared to 2022.

The average price we received for our ethanol was approximately $0.16 lower per gallon during the six months ended June 30, 2023 compared to the 2022, a decrease of approximately 6.8%. Management attributes this decrease in ethanol prices during the six months ended June 30, 2023 to lower gasoline prices generally which decreases the price of ethanol. Since ethanol is blended with gasoline, when gasoline price and demand are lower it has a corresponding impact on ethanol price and demand.

We sold approximately 17.6% more gallons of ethanol during the six months ended June 30, 2023 compared to the same period of 2022, an increase of approximately 7,910,000 gallons. The increase is due primarily to increased production and sales of ethanol inventory during the six months ended June 30, 2023. Management anticipates increased production and sales during our 2023 fiscal year due to fermentation expansion added in 2022.

Distillers Grains

    Our total distillers grains revenue was approximately 10.4% higher during the six months ended June 30, 2023 compared to the same period of 2022 due primarily to increased prices received for our distillers grains.

The average price we received for our dried distillers grains was approximately 6.0% higher during the six months ended June 30, 2023 compared to the same period of 2022, an increase of approximately $13.55 per ton. Management attributes the increase in dried distillers grains prices during the six months ended June 30, 2023 to increases in the demand for distillers grains. The average price we received for our modified/wet distillers grains was approximately 13.0% higher for the six months ended June 30, 2023 compared to the same period of 2022, an increase of approximately $31.10 per ton. Management attributes this increase in modified/wet distillers grains prices with higher demand in the market.

We sold approximately 1.3% less total tons of distillers grains during the six months ended June 30, 2023 compared to the same period of 2022 due primarily to an increase of distillers grain inventory at June 30, 2023.

    Corn Oil

    Our total corn oil revenue was approximately 5.7% lower during the six months ended June 30, 2023 compared to the same period of 2022 due primarily to decreased prices received for our corn oil during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The average price per pound we received for our corn oil was lower by approximately 13.1% for the six months ended June 30, 2023 compared to the same period of 2022 due primarily to increased global supply. During 2022, the biodiesel blenders' tax credit was reinstated through 2024 so we expect that corn oil demand will remain high through 2024.

Our total pounds of corn oil sold increased by approximately 8.8% during the six months ended June 30, 2023 compared to the same period of 2022 due primarily to increased production.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 3.1% higher for the six months ended June 30, 2023 compared to the same period of 2022 due to increased corn usage during the 2023 period.

Our average cost per bushel of corn decreased by approximately 2.1% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. We consumed approximately 5.4% more bushels of corn during the six months ended June 30, 2023 compared to the same period of 2022 that contributed to higher corn cost. Management anticipates corn prices to remain stable during our 2023 fiscal year due to improved drought conditions.

We experienced approximately $5,867,000 of combined realized and unrealized loss for the six months ended June 30, 2023 to our corn derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $4,012,000 of combined realized and unrealized loss for the six months ended June 30, 2022 related to our corn derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $1,277,000, an increase of approximately 27.0%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was due to higher natural gas costs per MMBtu during the six months ended June 30, 2023 compared to the same period of 2022.

Our average cost per MMBtu of natural gas during the six months ended June 30, 2023 was approximately 20.1% more compared to the cost per MMbtu for the six months ended June 30, 2022. Management attributes this increase in our average natural gas costs to higher market natural gas prices and increased transportation costs.

The volume of natural gas we used increased by approximately 5.7% during the six months ended June 30, 2023 compared to the same period of 2022 due to increased production at the plant.

Operating Expenses

Our operating expenses were higher for the six months ended June 30, 2023 compared to the same period of 2022 due primarily to increased professional fees and insurance premiums.

Other Income and Expense

Our other income increased during the six months ended June 30, 2023 compared to the same period of 2022 due to the $2.5 million payment from the USDA Biofuel Producer Relief Program awarded during the six months ended June 30, 2023. We had more income from our equity method investments during the six months ended June 30, 2023 compared to the same period of 2022 due to higher profitability in the ethanol sector. We had more interest expense during the six months ended June 30, 2023 compared to the same period of 2022 due to higher interest rates on outstanding debt instruments.

Changes in Financial Condition for the Six Months Ended June 30, 2023

Current Assets

    Our cash on hand at June 30, 2023 was less compared to December 31, 2022 due to deferred corn payments. We had more accounts receivable at June 30, 2023 compared to December 31, 2022 due to the timing of our quarter end and the payments received related to the shipments of our products. The value of our inventory was less at June 30, 2023 compared to December 31, 2022 due to decreased quantities of finished goods inventory. The asset value of our derivative instruments was higher at June 30, 2023 compared to December 31, 2022 due to recent corn price changes which impacted our derivative instruments. We had higher prepaid and other expenses at June 30, 2023 compared to December 31, 2022 due to the current portion of the prepayment for the firm commitment on natural gas transportation with Northern Natural Gas.

Property and Equipment

    The value of our property and equipment was slightly lower at June 30, 2023 compared to December 31, 2022 due to regular depreciation of our assets.

Other Assets

    The value of our investments was higher at June 30, 2023 compared to December 31, 2022 due to the profitability from our investments during the six months ended June 30, 2023. We had more other assets at June 30, 2023 compared to December 31, 2022 due primarily to the prepayment for the firm commitment on natural gas transportation with Northern Natural Gas.

Current Liabilities

    We had more outstanding checks in excess of bank balances at June 30, 2023 compared to December 31, 2022 due to the timing of our quarter end and payments issued. We use our revolving loan to pay any checks that are presented for payment which exceed the cash we have available in our accounts. Our accounts payable were lower at June 30, 2023 compared to December 31, 2022 due primarily to deferred corn payables at June 30, 2023 compared to December 31, 2022 as the deferred payments were paid during the first quarter of 2023. Our derivative instrument liability was higher at June 30, 2023 compared to December 31, 2022 due to recent corn price changes which impacted our derivative instruments. There is no current liability on our notes payable at June 30, 2023 compared to December 31, 2022 due to an early payment made in May 2023.

Long-Term Liabilities

    Our long-term liabilities were unchanged at June 30, 2023 compared to December 31, 2022.

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

    Currently, we have two revolving loans, which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of June 30, 2023, we had $1,000 outstanding and $42,999,000 available to be drawn on our revolving loans, after taking into account the borrowing base calculation. Management anticipates that this is sufficient to maintain our liquidity and continue our operations for the next twelve months.

The following table shows cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Net cash (used in) operating activities	$(7,224,451)	$(7,912,086)
Net cash (used in) investing activities	(3,383,870)	(4,661,241)
Net cash (used in) financing activities	(2,394,049)	(10,197,344)

Cash Flow From Operations. Our operating activities used less cash during the six months ended June 30, 2023 compared to the same period of 2022, due primarily to decreased inventory and a decrease in derivative financial instruments during the 2023 period partially offset by decreased net income, an increase in accounts receivable, and a larger decrease in accounts payable.

    Cash Flow From Investing Activities. Our investing activities used less cash during the six months ended June 30, 2023 compared to the same period of 2022, due to decreased purchases of property, plant, and equipment partially offset by the prepayment of our natural gas services agreement.

Cash Flow From Financing Activities. Our financing activities used less cash during the six months ended June 30, 2023 compared to the same period of 2022, due primarily to less distributions paid to members during the 2023 period.

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

Operating Line

    Dakota Ethanol has a revolving promissory note from FCSA in an amount up to $2,000,000 or the amount available in accordance with the borrowing base calculation, whichever is less. Interest on the outstanding principal balance will accrue at 305 basis points above the SOFR 30 and is not subject to a floor. The rate was 8.05% at June 30, 2023. There is a non-use fee of 0.25% per anuum on the unused portion of the availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2023. On June 30, 2023, Dakota Ethanol had $0 outstanding and $2,000,000 available to be drawn on the revolving promissory note under the borrowing base.

Reducing Revolving Loan

    Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $46,250,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $1,750,000 semi-annually starting on July 1, 2021 until the maximum balance reaches $32,250,000 on July 1, 2025. The note matures on January 1, 2026. Interest on the outstanding principal balance will accrue at the SOFR 30 plus 330 basis points. The interest rate is not subject to a floor. The rate was 8.30% at June 30, 2023. The note contains a non-use fee of 0.5% per annum on the unused portion of the note. On June 30, 2023, Dakota Ethanol had $1,000 outstanding and $40,999,000 available to be drawn on the note.

2017 Term Loan

    On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The payment that was due in August 2020 was deferred to August 2025. The note matures on August 1, 2025. Interest on the outstanding principal balance will accrue at 330 basis points above the SOFR 30 and is not subject to a floor. The rate was 8.30% at June 30, 2023. On June 30, 2023, Dakota Ethanol had $3,000,000 outstanding on the note.

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

    As of June 30, 2023, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

    We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of June 30, 2023, we had $3,001,000 outstanding on our variable interest rate loans with interest accruing at a rate of 8.30%. Our variable interest rates are calculated by adding a set basis to the SOFR 30. If we were to experience a 10% increase in the SOFR 30, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of June 30, 2023, would be approximately $15,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $5,089,000 related to derivative instruments for the quarter ended June 30, 2023. We recorded a combined decrease to our cost of revenues of approximately $342,000 related to derivative instruments for the quarter ended June 30, 2022. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of June 30, 2023, we were committed to purchasing approximately 6.1 million bushels of corn with an average price of $6.16 per bushel. These corn purchases represent approximately 18% of our projected plant corn usage for the next 12 months.

As of June 30, 2023, we were committed to purchasing approximately 1,304,000 MMBtus of natural gas with an average price of $3.65 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 62% of the projected annual plant requirements.

As of June 30, 2023, we were committed to selling approximately 40,000 dry equivalent tons of distillers grains with an average price of $206 per ton. The distillers grains sales represent approximately 18% of the projected annual plant production.

As of June 30, 2023, we were committed to selling approximately 2.7 million pounds of distillers corn oil with an average price of $0.60 per pound.  The distillers corn oil sales represent approximately 8% of the projected annual plant production.

    We did not have any firm-priced sales commitments for ethanol as of June 30, 2023.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2023, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2023. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	100,000,000	Gallons	10%	$23,261,207
Corn	30,518,187	Bushels	10%	$16,125,810
Natural Gas	946,400	MMBTU	10%	$251,742

For comparison purposes, our sensitivity analysis for our quarter ended June 30, 2022 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$23,092,000
Corn	25,525,393	Bushels	10%	$15,065,087
Natural Gas	755,000	MMBTU	10%	$272,555

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

    Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LAKE AREA CORN PROCESSORS, LLC

Date:	August 11, 2023	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 11, 2023	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)