Form 10-Q
period 2023-09-30
LAKE AREA CORN PROCESSORS LLC
filed 2023-11-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
September 30, 2023
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

As of November 14, 2023, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2023	December 31, 2022*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$140,178	$27,004,205
Accounts receivable	5,711,980	2,933,904
Inventory	10,865,290	25,795,711
Derivative financial instruments	940,251	2,856,439
Prepaid and other expenses	1,881,746	864,810
Total current assets	19,539,445	59,455,069

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,763,023	8,763,023
Buildings	9,316,576	9,316,576
Equipment	108,127,329	108,125,289
Construction in progress	467,595	13,366
	127,548,996	127,092,727
Less accumulated depreciation	(67,773,610)	(63,611,356)
Net property and equipment	59,775,386	63,481,371

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	64,810,773	17,691,011
Other	7,329,482	5,383,310
Total other assets	82,536,021	33,470,087

TOTAL ASSETS	$161,850,852	$156,406,527

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	September 30, 2023	December 31, 2022*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$2,248,293	$4,200,281
Accounts payable	16,314,310	39,105,845
Accrued liabilities	817,196	719,113
Derivative financial instruments	2,126,641	435,053
Current portion of notes payable	—	1,000,000
Total current liabilities	21,506,440	45,460,292

LONG-TERM LIABILITIES
Notes payable	10,285,762	2,998,229
Total long-term liabilities	10,285,762	2,998,229

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	130,058,650	107,948,006

TOTAL LIABILITIES AND MEMBERS' EQUITY	$161,850,852	$156,406,527

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

REVENUES	$66,916,014	$74,210,499	$218,936,367	$214,098,692

COSTS OF REVENUES	52,638,653	66,808,651	194,929,404	195,168,386

GROSS PROFIT	14,277,361	7,401,848	24,006,963	18,930,306

OPERATING EXPENSES	1,255,336	1,268,468	4,009,982	3,668,362

INCOME FROM OPERATIONS	13,022,025	6,133,380	19,996,981	15,261,944

OTHER INCOME (EXPENSE)
Interest and other income	640,251	61,607	3,415,627	1,559,100
Equity in net income of investments	2,468,182	315,273	4,925,138	2,542,068
Interest expense	(15,690)	(568)	(177,132)	(65,247)
Total other income	3,092,743	376,312	8,163,633	4,035,921

NET INCOME	$16,114,768	$6,509,692	$28,160,614	$19,297,865

BASIC AND DILUTED EARNINGS PER UNIT	$0.54	$0.22	$0.95	$0.65

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.10	$0.40	$0.20	$0.91

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - December 31, 2021	$113,468,865

Net income for the three-month period ended March 31, 2022	1,665,199

Member distributions	(15,056,167)

Balance - March 31, 2022	100,077,897

Net income for the three-month period ended June 30, 2022	11,122,974

Balance - June 30, 2022	111,200,871

Net income for the three-month period ended September 30, 2022	6,509,692

Member distributions	(11,850,020)

Balance - September 30, 2022	$105,860,543

Members' Equity

Balance - December 31, 2022	$107,948,006

Net income for the three-month period ended March 31, 2023	3,417,060

Member distributions	(125,970)

Balance - March 31, 2023	111,239,096

Net income for the three-month period ended June 30, 2023	8,628,786

Member distributions	(2,962,000)

Balance - June 30, 2023	116,905,882

Net income for the three-month period ended September 30, 2023	16,114,768

Member distributions	(2,962,000)

Balance - September 30, 2023	$130,058,650

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

OPERATING ACTIVITIES
Net income	$28,160,614	$19,297,865
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	4,175,464	3,716,018
Distributions in excess of earnings (earnings in excess of distributions) from investments	(2,920,137)	4,362,932
Loss on disposal of property and equipment	—	49,842
(Increase) decrease in
Accounts receivable	(2,778,076)	(7,063,606)
Inventory	14,930,420	6,766,473
Prepaid and other expenses	612,898	527,727
Derivative financial instruments	3,607,776	(1,537,918)
Increase (decrease) in
Accounts payable	(22,187,119)	(15,670,376)
Accrued liabilities	98,083	(176,682)
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,699,923	10,272,275

INVESTING ACTIVITIES
Natural gas transportation prepayment	(3,556,000)	(2,667,000)
Purchase of property and equipment	(1,060,685)	(8,408,787)
Purchase of investments	(44,199,624)	—
NET CASH USED IN INVESTING ACTIVITIES	(48,816,309)	(11,075,787)

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	(1,951,989)	478,473
Borrowings on notes payable	16,235,318	13,498,000
Payments on notes payable	(9,981,000)	(14,497,000)
Distributions paid to members	(6,049,970)	(26,906,187)
NET CASH USED IN FINANCING ACTIVITIES	(1,747,641)	(27,426,714)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,864,027)	(28,230,226)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,004,205	37,995,310

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$140,178	$9,765,084

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $9,980 and $87,847 in 2023 and 2022, respectively.	$203,066	$92,619
Capital expenditures in accounts payable	—	773,849

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2023 AND 2022

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for a full year.

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
SEPTEMBER 30, 2023 AND 2022

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended September 30		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues ethanol	$51,342,538	$56,385,702	$167,170,587	$162,164,019
Revenues distillers grains	11,104,926	12,922,675	38,747,929	37,962,783
Revenues distillers corn oil	4,468,550	4,902,122	13,017,851	13,971,890
	$66,916,014	$74,210,499	$218,936,367	$214,098,692

Contract assets and contract liabilities:

The Company receives payments from customers based on contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company has no significant contract assets or contract liabilities from contracts with customers at September 30, 2023 and December 31, 2022.

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
SEPTEMBER 30, 2023 AND 2022

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

The carrying amount of trade receivables is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance was $0 as of September 30, 2023 and December 31, 2022.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of September 30, 2023, the Company was committed to purchasing approximately 4.0 million bushels of corn on a forward contract basis with an average price of $5.04 per bushel. These corn purchases represent approximately 12% of our projected plant corn usage for the next 12 months.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At September 30, 2023, the Company is committed to purchasing approximately 1,192,000 MMBtus of natural gas with an average price of $3.68 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent approximately 57% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At September 30, 2023, the Company was committed to selling approximately 57,000 dry equivalent tons of

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2023 AND 2022

distillers grains with an average price of $192 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 25% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At September 30, 2023, the Company was committed to selling approximately 3.2 million pounds of distillers corn oil with an average price of $0.72 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 9% of the projected annual plant production.

The Company did not have any firm-priced sales commitments for ethanol as of September 30, 2023.

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

Derivatives not designated as hedging instruments at September 30, 2023 and December 31, 2022 were as follows:

	Balance Sheet Classification	September 30, 2023	December 31, 2022*

Corn forward contracts in gain position		$35	$922,181
Futures contracts in gain position		265,388	252,450
Futures contracts in loss position		(3,388)	(395,300)
Total forward, futures and options contracts		262,035	779,331
Cash held by broker		678,216	2,077,108
	Current Assets	$940,251	$2,856,439

Corn forward contracts in loss position	Current Liabilities	$(2,126,641)	$(435,053)

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2023 AND 2022

	Statement of Operations	Three Months Ended September 30,
	Classification	2023	2022
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$426,196	$(1,940,249)
Forward contracts	Cost of Revenues	(1,527,713)	1,405,821

	Statement of Operations	Nine Months Ended September 30,
	Classification	2023	2022
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$5,656,481	$(7,342,878)
Forward contracts	Cost of Revenues	(12,625,389)	2,796,694

Investments

The Company has investment interests in five companies in related industries. Four of these interests are at ownership shares less than 20%. One of the investments exceeds 20%. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's statements of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill, which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized, if necessary, for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. The Company performs the annual analysis as of December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2022 or through September 30, 2023 on the basis that no triggering events were noted.

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

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended September 30, 2023, ethanol sales averaged approximately 77% of total revenues, while approximately 17% of revenues were generated from the sale of distillers grains and 6% of revenues were generated from the sale of corn oil. For the nine months ended September 30, 2023, ethanol

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2023 AND 2022

sales averaged approximately 76% of total revenues, while approximately 18% of revenues were generated from the sale of distiller grains and 6% of revenues were generated from the sale of corn oil.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2023 AND 2022

The following tables set forth certain financial data for the Company's reportable segments:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	unaudited	unaudited	unaudited	unaudited
Net Sales
Production	$66,916,014	$74,210,499	$218,936,367	$214,098,692
Ethanol Producing Equity Method Investments	140,880,495	180,869,554	485,462,978	545,640,321
All Other	3,357,654	4,553,075	13,184,092	13,334,531
Total	211,154,163	259,633,128	717,583,437	773,073,544
Reconciliation	(144,238,149)	(185,422,629)	(498,647,070)	(558,974,852)
Consolidated	$66,916,014	$74,210,499	$218,936,367	$214,098,692

Gross Profit:
Production	$14,277,361	$7,401,848	$24,006,963	$18,930,306
Ethanol Producing Equity Method Investments	28,412,361	7,747,126	61,195,964	31,919,797
All Other	2,957,063	2,982,259	8,885,566	8,922,437
Total	45,646,785	18,131,233	94,088,493	59,772,540
Reconciliation	(31,369,424)	(10,729,385)	(70,081,530)	(40,842,234)
Consolidated	$14,277,361	$7,401,848	$24,006,963	$18,930,306

Net Income:
Production	$16,114,768	$6,509,692	$28,160,614	$19,297,865
Ethanol Producing Equity Method Investments	23,672,967	1,863,817	43,702,983	21,973,160
All Other	2,044,110	1,384,948	5,121,173	3,625,905
Total	41,831,845	9,758,457	76,984,770	44,896,930
Reconciliation	(25,717,077)	(3,248,765)	(48,824,156)	(25,599,065)
Consolidated	$16,114,768	$6,509,692	$28,160,614	$19,297,865

	September 30, 2023	December 31, 2022
	unaudited	audited
Total Assets
Production	$161,850,852	$156,406,527
Ethanol Producing Equity Method Investments	226,485,272	239,476,419
All Other	365,516,076	296,653,249
Total	753,852,200	692,536,195
Reconciliation	(592,001,348)	(536,129,668)
Consolidated	$161,850,852	$156,406,527

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2023 AND 2022

NOTE 4.     INVENTORY

Inventory consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022*
Raw materials	$2,733,367	$12,397,256
Finished goods	4,666,369	10,050,394
Work in process	1,459,986	1,353,715
Parts inventory	2,005,568	1,994,346
	$10,865,290	$25,795,711
*Derived from audited financial statements.

As of September 30, 2023 and December 31, 2022, the Company recorded a lower of cost or net realizable value write-down on inventory of approximately $0 and $2,000, respectively.

NOTE 5.    INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC ("RPMG").  The net income, which is reported in the Company’s income statement for RPMG, is based on RPMG’s June 30, 2023 unaudited interim results. The carrying amount of the Company’s investment was approximately $2,434,000 and $2,286,000 as of September 30, 2023 and December 31, 2022, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC ("LT"), a partnership which operates an ethanol storage terminal in Georgia.  The net income, which is reported in the Company’s income statement for LT, is based on LT’s September 30, 2023 unaudited interim results. The carrying amount of the Company’s investment was approximately $262,000 and $216,000 as of September 30, 2023 and December 31, 2022, respectively.

Lake Area Corn Processors has a 27% investment interest in Guardian Hankinson, LLC ("GH"), a partnership which operates an ethanol plant in North Dakota.  On September 29, 2023 the Company purchased additional units increasing our ownership percentage of GH. The net income, which is reported in the Company’s income statement for GH, is based on GH’s September 30, 2023 unaudited interim results. The carrying amount of the Company’s investment was approximately $48,578,000 and $1,870,000 as of September 30, 2023 and December 31, 2022, respectively.

Lake Area Corn Processors has a 20% investment interest in Guardian Energy Management, LLC ("GEM"), a partnership to provide management services to ethanol plants.  The net income, which is reported in the Company’s income statement for GEM, is based on GEM’s September 30, 2023 unaudited interim results. The carrying amount of the Company’s investment was approximately $92,000 as of September 30, 2023 and December 31, 2022.

Lake Area Corn Processors has a 12% investment interest in Ring-neck Energy and Feeds, LLC ("REF"), a partnership which operates an ethanol plant in South Dakota.  The net income, which is reported in the Company’s income statement for REF, is based on REF’s September 30, 2023 unaudited interim results. The carrying amount of the Company’s investment was approximately $13,445,000 and $13,227,000 as of September 30, 2023 and December 31, 2022, respectively. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $899,000. The excess is comprised of a basis adjustment of approximately $369,000 and capitalized interest of $530,000. The excess is amortized over 20 years from May 2019, the time the plant became operational.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2023 AND 2022

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF are as follows:

Balance Sheet	September 30, 2023	December 31, 2022
Current Assets	$439,663,770	$376,111,612
Other Assets	152,336,578	160,018,056
Current Liabilities	353,155,370	334,797,023
Long-term Liabilities	28,334,935	36,462,751
Members' Equity	210,510,043	164,869,892

	Three Months Ended
Income Statement	September 30, 2023	September 30, 2022
Revenue	$144,238,149	$185,422,629
Gross Profit	31,369,424	10,729,385
Net Income	25,717,077	3,248,765

	Nine Months Ended
Income Statement	September 30, 2023	September 30, 2022
Revenue	$498,647,070	$558,974,852
Gross Profit	70,081,530	40,842,234
Net Income	48,824,156	25,599,065
The following table shows the condensed financial information of Guardian Energy Hankinson; an investment which represents greater than 10% of the Company's assets and income as of September 30, 2023.

Balance Sheet	September 30, 2023	December 31, 2022
Current Assets	$48,604,099	$35,429,047
Other Assets	34,072,857	41,806,802
Current Liabilities	30,518,520	49,708,032
Long-term Liabilities	8,377,670	8,829,302
Members' Equity	43,780,766	18,698,514

	Three Months Ended
Income Statement	September 30, 2023	September 30, 2022
Revenue	$115,237,939	$120,022,746
Gross Profit	25,061,092	708,454
Net Income (loss)	24,601,501	(761,923)

	Nine Months Ended
Income Statement	September 30, 2023	September 30, 2022
Revenue	$344,059,936	$358,507,931
Gross Profit	40,671,560	13,596,079
Net Income	37,082,251	16,721,254

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2023 AND 2022

The following table shows the condensed financial information of Ring-neck Energy & Feed; an investment which represents greater than 10% of the Company's assets as of September 30, 2023.

Balance Sheet	September 30, 2023	December 31, 2022
Current Assets	$27,167,901	$46,040,175
Other Assets	116,639,415	116,200,396
Current Liabilities	17,983,832	30,950,092
Long-term Liabilities	19,957,265	27,633,449
Members' Equity	105,866,219	103,657,030

	Three Months Ended
Income Statement	September 30, 2023	September 30, 2022
Revenue	$25,642,556	$60,846,808
Gross Profit	3,351,269	7,038,672
Net Income (loss)	(928,534)	2,625,740

	Nine Months Ended
Income Statement	September 30, 2023	September 30, 2022
Revenue	$141,403,042	$187,132,390
Gross Profit	20,524,404	18,323,718
Net Income	6,620,732	5,251,906

The Company recorded equity in net income of approximately $4,925,000 and $2,542,000 from our investments for the nine months ended September 30, 2023, and 2022, respectively. The Company recorded equity in net income of approximately $2,468,000 and $315,000 from our investments for the three months ended September 30, 2023, and 2022, respectively.

During July of 2023, Ring-neck Energy & Feed experienced a fire at their plant that interrupted operations. The Company has analyzed the potential effects on the long-term performance of the Ring-neck Energy Investment and determined the impact is a temporary interruption and therefore does not require any asset impairment at this time.

NOTE 6.    REVOLVING PROMISSORY NOTE

Dakota Ethanol has a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $20,000,000. There is a non-use fee of 0.25% per annum on the unused portion of the note. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2025. Interest on the outstanding principal balance will accrue at 300 basis points above the Secured Overnight Financing 30-day Average Rate ("SOFR 30"). The interest rate is not subject to a floor. The rate was 8.33% at September 30, 2023. On September 30, 2023, Dakota Ethanol had $10,286,318 outstanding and $9,713,682 available to be drawn on the revolving promissory note.

NOTE 7.    LONG-TERM NOTES PAYABLE

Dakota Ethanol had a term note from FCSA in the amount of $8,000,000. Dakota Ethanol made monthly interest payments and annual principal payments of $1,000,000. The note matured on August 1, 2025. Interest on the outstanding principal balance accrued at 325 basis points above the SOFR 30. The interest rate was not subject to a floor. The balance of the term note was paid off in its entirety in July 2023. On September 30, 2023, Dakota Ethanol had $0 outstanding on the note.

Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $60,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $2,500,000 semi-annually starting on January 1, 2024 until the maximum balance reaches $40,000,000 on July 1,

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2023 AND 2022

2027. The note matures on January 1, 2030. Interest on the outstanding principal balance will accrue at 325 basis points above the SOFR 30. The interest rate is not subject to a floor. The rate was 8.58% at September 30, 2023. The note contains a non-use fee of 0.50% on the unused portion of the note. On September 30, 2023, Dakota Ethanol had $1,000 outstanding and $59,999,000 available to be drawn on the note.

As part of the notes, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company. The note payable agreement was amended in 2023 with modifications to the requirements. The working capital covenant was increased to $15,000,000 and the net worth covenant was increased to $30,000,000. We are required to maintain a debt service coverage ratio of at least 1.25:1.00.

The balances of the notes payable are as follows. The balances reflect the updated agreement:

	September 30, 2023	December 31, 2022
Revolving Note Payable	$10,286,318	$—
Term Note Payable	—	4,000,000
Reducing Revolving Note Payable	1,000	1,000
Less unamortized debt issuance costs	(1,556)	(2,771)
	10,285,762	3,998,229
Less current portion	—	(1,000,000)
	$10,285,762	$2,998,229
*Derived from audited financial statements

Principal maturities for the remainder of the Note are estimated as follows.

Periods Ending September 30,	Principal
2024	$—
2025	10,286,318
2026	—
thereafter	1,000
$10,287,318

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
SEPTEMBER 30, 2023 AND 2022

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
September 30, 2023

Assets:
Derivative financial instruments, futures and options contracts	$265,388	$265,388	$—	$—
Forward contracts	$35	$—	$35	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$3,388	$3,388	$—	$—
Forward contracts	$2,126,641	$—	$2,126,641	$—

December 31, 2022*

Assets:
Derivative financial instruments, futures and options contracts	$252,450	$252,450	$—	$—
Forward contracts	$922,181	$—	$922,181	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$395,300	$395,300	$—	$—
Forward contracts	$435,053	$—	$435,053	$—

*Derived from audited financial statements.

During the nine months ended September 30, 2023, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of September 30, 2023 and December 31, 2022, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example,

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2023 AND 2022

when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2023 and December 31, 2022.

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

The carrying amount of long-term obligations (level 3) at September 30, 2023 of $10,287,318 had an estimated fair value of approximately $10,287,318 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2022 of $4,001,000 had an estimated fair value of approximately $4,001,000.

NOTE 9 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Agreements
On June 24, 2022, Dakota Ethanol, LLC, entered into the Precedent Agreement West Leg 2023 Expansion between Northern Natural Gas Company and the Dakota Ethanol (the "West Leg Agreement"). Pursuant to the West Leg Agreement, Dakota Ethanol will receive additional firm commitment natural gas transportation services. In order to secure these firm commitment natural gas transportation services, Dakota Ethanol agrees to pay Northern Natural Gas Company a contribution to the cost of constructing certain additional natural gas pipeline and storage facilities. Dakota Ethanol's contribution is estimated to be $8,890,000 which has been paid in its entirety as of September 30, 2023. For a period of five years beginning on November 1, 2023, Dakota Ethanol is entitled to a firm natural gas commitment of 7,000 decatherms per day during the winter months (between November 1 and March 31 each year), and firm commitment of 4,340 decatherms per day during the summer months. The payments to Northern Natural Gas are included in other assets on the consolidated balance sheet.
From time to time in the normal course of business, the Company can be subject to litigation based on its operations. There is no current litigation nor any litigation that is considered probable at this time.

NOTE 10 - SUBSEQUENT EVENTS
During November 2023, the Company declared a distribution to its members of $8,886,000 or $0.30 per capital unit, to unit holders of record as of October 1, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2023, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2022, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 which was filed with the SEC on March 9, 2023.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the three months ended September 30, 2023 and 2022:

	2023		2022
Income Statement Data	Amount	%	Amount	%
Revenues	$66,916,014	100.0	$74,210,499	100.0

Cost of Revenues	52,638,653	78.7	66,808,651	90.0

Gross Profit	14,277,361	21.3	7,401,848	10.0

Operating Expense	1,255,336	1.8	1,268,468	1.7

Income from Operations	13,022,025	19.5	6,133,380	8.3

Other Income	3,092,743	4.7	376,312	0.5

Net Income	$16,114,768	24.2	$6,509,692	8.8

Revenues

Revenue from sales decreased by approximately 9.8% during the three months ended September 30, 2023 compared to the same period of 2022 due primarily to decreased prices per gallon of ethanol sold and less gallons sold. Revenue from distillers grains sales decreased by approximately 14.1% during the three months ended September 30, 2023 compared to the same period of 2022 due primarily to decreased prices that we received for our modified and wet distillers grains. Revenue from corn oil sales decreased by approximately 8.8% during the three months ended September 30, 2023 compared to the same period of 2022 due primarily to decreased prices that we received for corn oil sold.
Ethanol

Our ethanol revenue was approximately $5.0 million lower during our three months ended September 30, 2023 compared to the three months ended September 30, 2022, a decrease of approximately 8.9%. This decrease in ethanol revenue was due primarily to a decrease in the price of ethanol and less gallons sold during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The average price we received for our ethanol was approximately $0.12 lower per gallon during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, a decrease of approximately 5.1%. Management attributes this decrease in ethanol prices during the three months ended September 30, 2023 to lower gasoline prices generally which decreases the price of ethanol. Since ethanol is blended with gasoline, when gasoline price and demand are lower it has a corresponding impact on ethanol price and demand.

We sold approximately 4.1% less gallons of ethanol during the three months ended September 30, 2023 compared to the same period of 2022, a decrease of approximately 959,000 gallons. The decrease is due primarily to increased ethanol inventory and timing of ethanol shipments during the three months ended September 30, 2023.

Distillers Grains

    Our total distillers grains revenue was approximately 14.1% lower during the three months ended September 30, 2023 compared to the same period of 2022 due primarily to a decrease in average price received per ton. The average price we received for our dried distillers grains was approximately 19.4% lower during the three months ended September 30, 2023 compared to the same period of 2022, a decrease of approximately $43.40 per ton. Management attributes the decrease in dried distillers grains prices during the three months ended September 30, 2023 to decreases in the price of corn. The average price we received for our modified/wet distillers grains was approximately 18.7% lower for the three months ended September 30, 2023 compared to the same period of 2022, a decrease of approximately $44.54 per ton. Management attributes this decrease in modified/wet distillers grains prices with lower corn prices.

We sold approximately 5.9% more total tons of distillers grains during the three months ended September 30, 2023 compared to the same period of 2022 due primarily to increased production and sales of distillers grain inventory.

    Corn Oil

    Our total corn oil revenue was approximately 8.8% lower during the three months ended September 30, 2023 compared to the same period of 2022 due primarily to decreased prices received for our corn oil during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The average price per pound we received for our corn oil was lower by approximately 8.2% for the three months ended September 30, 2023 compared to the same period of 2022 due primarily to increased global supply. During 2022, the biodiesel blenders' tax credit was reinstated through 2024 so we expect that corn oil demand will remain high through 2024.

Our total pounds of corn oil sold decreased by approximately 0.7% during the three months ended September 30, 2023 compared to the same period of 2022 due primarily to decreased production.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 14.0% lower for the three months ended September 30, 2023 compared to the same period of 2022 due to decreased corn prices during the 2023 period.

Our average cost per bushel of corn decreased by approximately 22.4% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. We consumed approximately 10.9% more bushels of corn during the three months ended September 30, 2023 compared to the same period of 2022 due to higher ethanol production. Management anticipates corn prices to remain stable during our remaining 2023 fiscal year due to improved drought conditions.

We experienced approximately $1,102,000 of combined realized and unrealized loss for the three months ended September 30, 2023 to our corn derivative instruments which increased our cost of revenues. By comparison, we experienced approximately $534,000 of combined realized and unrealized loss for the three months ended September 30, 2022 related to our corn derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Natural Gas

Our cost of revenues related to natural gas decreased by approximately $681,000, a decrease of approximately 27.3%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was due to lower natural gas costs per MMBtu during the three months ended September 30, 2023 compared to the same period of 2022.

Our average cost per MMBtu of natural gas during the three months ended September 30, 2023 was approximately 32.4% less compared to the cost per MMbtu for the three months ended September 30, 2022. Management attributes this decrease in our average natural gas costs to lower market natural gas prices.

The volume of natural gas we used increased by approximately 7.5% during the three months ended September 30, 2023 compared to the same period of 2022 due to increased production at the plant.

Operating Expenses

Our operating expenses were lower for the three months ended September 30, 2023 compared to the same period of 2022 due primarily to decreased professional fees offset by increased wages and benefits.

Other Income and Expense

Our other income increased during the three months ended September 30, 2023 compared to the same period of 2022 due to increased income from our investments. We had more income from our equity method investments during the three months ended September 30, 2023 compared to the same period of 2022 due to increasing profitability in the ethanol sector. We had more interest expense during the three months ended September 30, 2023 compared to the same period of 2022 due to higher interest rates on outstanding debt instruments.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the nine months ended September 30, 2023 and 2022:

	2023		2022
Income Statement Data	Amount	%	Amount	%
Revenues	$218,936,367	100.0	$214,098,692	100.0

Cost of Revenues	194,929,404	89.0	195,168,386	91.2

Gross Profit	24,006,963	11.0	18,930,306	8.8

Operating Expense	4,009,982	1.9	3,668,362	1.7

Income from Operations	19,996,981	9.1	15,261,944	7.1

Other Income	8,163,633	3.9	4,035,921	1.9

Net Income	$28,160,614	13.0	$19,297,865	9.0

Revenues

Revenue from sales increased by approximately 2.3% during the nine months ended September 30, 2023 compared to the same period of 2022 due primarily to increased gallons of ethanol sold. Revenue from distillers grains sales increased by approximately 2.1% during the nine months ended September 30, 2023 compared to the same period of 2022 due primarily to more distillers grains tons sold. Revenue from corn oil sales decreased by approximately 6.8% during the nine months ended September 30, 2023 compared to the same period of 2022 due primarily to decreased prices that we received for corn oil sold.
Ethanol

Our ethanol revenue was approximately $5.0 million higher during our nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, an increase of approximately 3.1%. This increase in ethanol revenue was due primarily to an increase in the gallons of ethanol sold during the nine months ended September 30, 2023 compared to 2022.

The average price we received for our ethanol was approximately $0.08 lower per gallon during the nine months ended September 30, 2023 compared to the 2022, a decrease of approximately 3.4%. Management attributes this decrease in ethanol prices during the nine months ended September 30, 2023 to lower gasoline prices generally which decreases the price of ethanol. Since ethanol is blended with gasoline, when gasoline price and demand are lower it has a corresponding impact on ethanol price and demand.

We sold approximately 6.8% more gallons of ethanol during the nine months ended September 30, 2023 compared to the same period of 2022, an increase of approximately 4,684,000 gallons. The increase is due primarily to increased production and sales of ethanol inventory during the nine months ended September 30, 2023. Management anticipates increased production and sales during our 2023 fiscal year due to fermentation expansion added in 2022.

Distillers Grains

    Our total distillers grains revenue was approximately 2.1% higher during the nine months ended September 30, 2023 compared to the same period of 2022 due primarily to increased tons of distillers grains sold.

The average price we received for our dried distillers grains was approximately 5.7% lower during the nine months ended September 30, 2023 compared to the same period of 2022, a decrease of approximately $12.82 per ton. Management attributes the decrease in dried distillers grains prices during the nine months ended September 30, 2023 to decreases in the demand for dried distillers grains. The average price we received for our modified/wet distillers grains was approximately 3.0% higher for the nine months ended September 30, 2023 compared to the same period of 2022, an increase of approximately $7.16 per ton. Management attributes this increase in modified/wet distillers grains prices with higher demand in the market.

We sold approximately 1.2% more total tons of distillers grains during the nine months ended September 30, 2023 compared to the same period of 2022 due primarily to increased production.

    Corn Oil

    Our total corn oil revenue was approximately 6.8% lower during the nine months ended September 30, 2023 compared to the same period of 2022 due primarily to decreased prices received for our corn oil during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The average price per pound we received for our corn oil was lower by approximately 11.7% for the nine months ended September 30, 2023 compared to the same period of 2022 due primarily to increased global supply. During 2022, the biodiesel blenders' tax credit was reinstated through 2024 so we expect that corn oil demand will remain high through 2024.

Our total pounds of corn oil sold increased by approximately 5.5% during the nine months ended September 30, 2023 compared to the same period of 2022 due primarily to increased production.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 2.5% lower for the nine months ended September 30, 2023 compared to the same period of 2022 due to decreased corn prices during the 2023 period.

Our average cost per bushel of corn decreased by approximately 9.0% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 that contributed to lower corn cost. We consumed approximately 7.2% more bushels of corn during the nine months ended September 30, 2023 compared to the same period of 2022. Management anticipates corn prices to remain stable during our 2023 fiscal year due to improved drought conditions.

We experienced approximately $6,969,000 of combined realized and unrealized loss for the nine months ended September 30, 2023 to our corn derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $4,546,000 of combined realized and unrealized loss for the nine months ended September 30, 2022 related to our corn derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Natural Gas

Our cost of revenues related to natural gas increased by approximately $601,000, an increase of approximately 8.3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was due to higher natural gas costs per MMBtu during the nine months ended September 30, 2023 compared to the same period of 2022.

Our average cost per MMBtu of natural gas during the nine months ended September 30, 2023 was approximately 1.9% more compared to the cost per MMbtu for the nine months ended September 30, 2022. Management attributes this increase in our average natural gas costs to higher market natural gas prices and increased transportation costs.

The volume of natural gas we used increased by approximately 6.3% during the nine months ended September 30, 2023 compared to the same period of 2022 due to increased production at the plant.

Operating Expenses

Our operating expenses were higher for the nine months ended September 30, 2023 compared to the same period of 2022 due primarily to increased environmental compliance costs and insurance premiums along with increased wages and benefits.

Other Income and Expense

Our other income increased during the nine months ended September 30, 2023 compared to the same period of 2022 due to the $2.5 million payment from the USDA Biofuel Producer Relief Program awarded during the nine months ended September 30, 2023. We had more income from our equity method investments during the nine months ended September 30, 2023 compared to the same period of 2022 due to higher profitability in the ethanol sector. We had more interest expense during the nine months ended September 30, 2023 compared to the same period of 2022 due to higher interest rates on outstanding debt instruments.

Changes in Financial Condition for the Nine Months Ended September 30, 2023

Current Assets

    Our cash on hand at September 30, 2023 was less compared to December 31, 2022 due to our purchase of additional shares of Guardian Hankinson and deferred corn payments. We had more accounts receivable at September 30, 2023 compared to December 31, 2022 due to the timing of our quarter end and the payments received related to the shipments of our products. The value of our inventory was less at September 30, 2023 compared to December 31, 2022 due to decreased quantities of corn and finished goods inventory. The asset value of our derivative instruments was lower at September 30, 2023 compared to December 31, 2022 due to recent corn price changes which impacted our derivative instruments. We had higher prepaid and other expenses at September 30, 2023 compared to December 31, 2022 due to the current portion of the prepayment for the firm commitment on natural gas transportation with Northern Natural Gas.

Property and Equipment

    The value of our property and equipment was slightly lower at September 30, 2023 compared to December 31, 2022 due to regular depreciation of our assets.

Other Assets

    The value of our investments was higher at September 30, 2023 compared to December 31, 2022 due to the recent purchase of additional shares in Guardian Hankinson as well as profitability from our investments during the nine months ended September 30, 2023. We had more other assets at September 30, 2023 compared to December 31, 2022 due primarily to the prepayment for the firm commitment on natural gas transportation with Northern Natural Gas.

Current Liabilities

    We had less outstanding checks in excess of bank balances at September 30, 2023 compared to December 31, 2022 due to the timing of our quarter end and payments issued. We use our revolving loan to pay any checks that are presented for payment which exceed the cash we have available in our accounts. Our accounts payable were lower at September 30, 2023 compared to December 31, 2022 due primarily to deferred corn payables at September 30, 2023 compared to December 31, 2022 as the deferred payments were paid during the first quarter of 2023. Our derivative instrument liability was higher at September 30, 2023 compared to December 31, 2022 due to recent corn price changes which impacted our derivative instruments. There is no current liability on our notes payable at September 30, 2023 compared to December 31, 2022 due to an early payoff of our term note.

Long-Term Liabilities

    We had more long-term liabilities at September 30, 2023 compared to December 31, 2022 due to borrowings used for the purchase of additional shares of Guardian Hankinson.

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

    Currently, we have two revolving loans, which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of September 30, 2023, we had $10,287,318 outstanding and $69,712,682 available to be drawn on our revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations for the next twelve months.

The following table shows cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$23,699,923	$10,272,275
Net cash (used in) investing activities	(48,816,309)	(11,075,787)
Net cash (used in) financing activities	(1,747,641)	(27,426,714)

Cash Flow From Operations. Our operating activities provided more cash during the nine months ended September 30, 2023 compared to the same period of 2022, due primarily to increased net income and decreased inventory during the 2023 period partially offset by a larger decrease in accounts payable.

    Cash Flow From Investing Activities. Our investing activities used more cash during the nine months ended September 30, 2023 compared to the same period of 2022, due to increased purchases of investments.

Cash Flow From Financing Activities. Our financing activities used less cash during the nine months ended September 30, 2023 compared to the same period of 2022, due primarily to less distributions paid to members during the 2023 period.

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

On September 27, 2023, we entered into a Fifth Amendment to the credit agreement (the "Fifth Amendment"). Under the Fifth Amendment, the operating lines' available credit increased to $20,000,000 and the maturity date was extended to November 1, 2025. Interest on the outstanding principal balance of the operating line will accrue at the SOFR 30 plus 300 basis points. The available credit on the reducing revolving note increased to $60,000,000 and the maturity was extended to November 1, 2030. Interest on the outstanding principal balance of the revolving loan and term loan will accrue at the SOFR 30 plus 325 basis points. The working capital covenant was increased to $15,000,000, and the net worth covenant was increased to $30,000,0000. Dakota Ethanol may make distributions so long as the Company's working capital stays above $20,000,000 post distribution.

Operating Line

    Dakota Ethanol has a revolving promissory note from FCSA in an amount up to $20,000,000. Interest on the outstanding principal balance will accrue at 300 basis points above the SOFR 30 and is not subject to a floor. The rate was 8.33% at September 30, 2023. There is a non-use fee of 0.25% per annum on the unused portion of the availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2025. On September 30, 2023, Dakota Ethanol had $10,286,318 outstanding and $9,713,682 available to be drawn on the revolving promissory note.

Reducing Revolving Loan

    Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $60,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $2,500,000 semi-annually starting on January 1, 2024 until the maximum balance reaches $40,000,000 on July 1, 2027. The note matures on November 1, 2030. Interest on the outstanding principal balance will accrue at the SOFR 30 plus 325 basis points. The interest rate is not subject to a floor. The rate was 8.58% at September 30, 2023. The note contains a non-use fee of 0.5% per annum on the unused portion of the note. On September 30, 2023, Dakota Ethanol had $1,000 outstanding and $59,999,000 available to be drawn on the note.

2017 Term Loan

    On August 1, 2017, Dakota Ethanol executed a term note with FCSA in the amount of $8 million. Dakota Ethanol agreed to make monthly interest payments starting September 1, 2017 and annual principal payments of $1,000,000 starting on August 1, 2018. The note matures on August 1, 2025. In July of 2023 the remaining balance of the loan was paid by the Company. On September 30, 2023, Dakota Ethanol had $0 outstanding on the note.

Covenants

    Our credit facilities with FCSA are subject to various loan covenants. If we fail to comply with these loan covenants, FCSA can declare us to be in default of our loans. The material loan covenants applicable to our credit facilities are our working capital covenant, local net worth covenant and our debt service coverage ratio. We are required to maintain working capital (current assets minus current liabilities plus availability on our revolving loan) of at least $15 million. We are required to maintain local net worth (total assets minus total liabilities minus the value of certain investments) of at least $30 million.

We are required to maintain a debt service coverage ratio of at least 1.25:1.00. Dakota Ethanol may make distributions so long as the Company's working capital stays above $20,000,000 post distribution.

    As of September 30, 2023, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

    We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of September 30, 2023, we had $10,287,318 outstanding on our variable interest rate loans with interest accruing at a rate of 8.33%. Our variable interest rates are calculated by adding a set basis to the SOFR 30. If we were to experience a 10% increase in the SOFR 30, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of September 30, 2023, would be approximately $54,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $1,102,000 related to derivative instruments for the quarter ended September 30, 2023. We recorded a combined increase to our cost of revenues of approximately $534,000 related to derivative instruments for the quarter ended September 30, 2022. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of September 30, 2023, we were committed to purchasing approximately 4 million bushels of corn with an average price of $5.04 per bushel. These corn purchases represent approximately 12% of our projected plant corn usage for the next 12 months.

As of September 30, 2023, we were committed to purchasing approximately 1,192,000 MMBtus of natural gas with an average price of $3.68 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 57% of the projected annual plant requirements.

As of September 30, 2023, we were committed to selling approximately 57,000 dry equivalent tons of distillers grains with an average price of $192 per ton. The distillers grains sales represent approximately 25% of the projected annual plant production.

As of September 30, 2023, we were committed to selling approximately 3.2 million pounds of distillers corn oil with an average price of $0.72 per pound.  The distillers corn oil sales represent approximately 9% of the projected annual plant production.

    We did not have any firm-priced sales commitments for ethanol as of September 30, 2023.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2023, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2023. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	100,000,000	Gallons	10%	$22,879,158
Corn	29,652,809	Bushels	10%	$13,984,265
Natural Gas	1,058,000	MMBTU	10%	$305,762

For comparison purposes, our sensitivity analysis for our quarter ended September 30, 2022 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	92,000,000	Gallons	10%	$21,712,000
Corn	27,784,687	Bushels	10%	$18,821,347
Natural Gas	685,500	MMBTU	10%	$467,511

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

    Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended September 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.     MINE SAFETY DISCLOSURES

    None.

ITEM 5.     OTHER INFORMATION
    None.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Fifth Amendment to Amended and Restated Credit Agreement between Dakota Ethanol, LLC and Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA dated September 27, 2023
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	November 14, 2023	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2023	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)