Form 10-K
period 2023-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2024-03-07
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended	December 31, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number	000-50254

LAKE AREA CORN PROCESSORS, LLC
(Exact name of registrant as specified in its charter)

South Dakota	46-0460790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of June 30, 2023, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's membership units held by non-affiliates of the registrant (computed by reference to the most recent public offering price of such membership units of $0.50) was $14,137,375.

As of March 7, 2024, there were 29,620,000 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive information statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2023). This information statement is referred to in this report as the 2024 Information Statement.

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
•Global economic uncertainty, inflation, market disruptions, and increased volatility in commodity prices;
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

PART I

ITEM 1.    BUSINESS.

Overview

Lake Area Corn Processors, LLC is a South Dakota limited liability company that owns and manages an ethanol plant that has a nameplate production capacity of 100 million gallons of ethanol per year through its wholly-owned subsidiary Dakota Ethanol, L.L.C. The ethanol plant currently produces at rates in excess of 98 million gallons of ethanol per year. The ethanol plant is located near Wentworth, South Dakota. Lake Area Corn Processors, LLC is referred to in this report as "LACP," the "Company," "we," or "us." Dakota Ethanol, L.L.C. is referred to in this report as "Dakota Ethanol" or the "ethanol plant."

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

Through the BioFuel Producer Program, the United States Department of Agriculture (the "USDA") is making up to $700,000,000.00 in direct payments available for biofuel producers who faced unexpected market losses due to the COVID-19 pandemic. The Company received payments from the USDA Biofuel Producer Program of $2,960,000 during 2023 and $1,200,000 during 2022 which are recorded in interest and other income on the statement of operations for the years ended December 31, 2023 and 2022.

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

Product	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Ethanol	76%	74%	79%
Distillers Grains	18%	19%	16%
Corn Oil	6%	7%	5%

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

Principal Product Markets

    Ethanol

    Over the past fiscal year, Canada, Colombia, and India were top destinations for ethanol exports. Colombia represented a new market for 2023 after virtually no imports previously. Exports of ethanol for the 2022 period increased significantly when compared to the same period in 2021. Exports of ethanol for the 2023 period were slightly lower when compared to the same period in 2022. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. Tariffs implemented by Brazil and China on ethanol imported from the United States have had a negative effect on export demand from those markets. Tariffs imposed by China remain unchanged. In March 2022, Brazil suspended its tariff through the end of 2022 on ethanol imported from the United States following a 10% reduction on the tariff in November 2021. In February 2023, Brazil reinstated the tariff at a rate of 16% through 2023, increasing to 18% in 2024. These tariffs will likely result in limited ethanol exports to Brazil in 2024 or 2025.

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

Distillers Grains

    Distillers grains are primarily used as animal feed. Distillers grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distillers grains exports have increased in recent years as distillers grains have become a more accepted animal feed. Currently, the United States ethanol industry exports a significant amount of distiller grains. According to the Renewable Fuels Association, during the 2022/2023 marketing year, the largest importers of United States distiller grains were Mexico, South Korea, and Vietnam.

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

    We anticipate that the vast majority of our distillers grains will continue to be sold in the domestic market due to our plant's location. Further, management anticipates that we will continue to sell a large proportion of our distillers grains in the modified/wet form, which is marketed locally.

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

We market our modified/wet distillers grains to our local market without the use of an external marketer. Currently, we market approximately 70%, based on volume, of our distillers grains internally. Shipments of these products are made to local markets by truck. This has allowed us to sell less distillers grains in the form of dried distillers grains which has decreased our natural gas usage and improved our margins from the sale of distillers grains.

Corn Oil Distribution

We market all of our corn oil through RPMG. Our corn oil marketing agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed. We pay RPMG a commission based on each pound of our corn oil that is sold by RPMG.

New Products and Services

    We did not introduce any new products or services during our 2023 fiscal year.

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

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol, distillers grains and corn oil is corn. The plant operates at a rate in excess of its nameplate capacity of 100 million gallons of ethanol per year. We anticipate using approximately 34 million bushels of corn annually. The area surrounding the ethanol plant usually provides an ample supply of corn to meet and exceed our raw material requirements for the production capacity of the plant.

Corn prices have been volatile in recent years due to changes in corn demand as well as yield and production fluctuations that have had a significant impact on corn prices. High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains outpaces rising corn prices. We could experience a drought or other unfavorable weather conditions during our 2024 fiscal year which could impact the price we pay for corn and could negatively impact the availability of corn near our plant. If we experience a localized shortage of corn, we may be forced to purchase corn from producers located farther away from our ethanol plant which can increase our transportation costs. In addition, if new corn customers enter the market, it can increase demand for corn which could result in higher corn prices. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

Corn prices were lower during the fiscal year ended December 31, 2023 compared to the same period in 2022, primarily due to supply shortage concerns which drove prices higher during the 2022 period and increased corn production during the 2023 period. On November 9, 2022, the United States Department of Agriculture ("USDA") released a report estimating the 2022 national corn crop at approximately 13.9 billion bushels, down 8% from 2021, with yields averaging 172.3 bushels per acre. On September 12, 2023, the USDA released a report estimating the 2023 corn crop in the United States at approximately 15.1 billion bushels, up 10% from last year's production, with yields averaging 173.8 bushels per acre. The USDA also reported area harvested for grain at 94.9 million acres. Weather conditions, world supply and demand, current anticipated corn stocks, agricultural policy and other factors can all contribute to volatility in corn prices.

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

Natural Gas

Natural gas is an important input to our manufacturing process. We purchase our natural gas on the open market and the price for our natural gas is based on market rates. We have a contract with Northern Natural Gas for the interstate transportation of our natural gas. We contract with NorthWestern Energy for the local transportation of our natural gas. Our contracts with Northern Natural Gas and NorthWestern Energy both expire in 2028. We have had no interruptions or shortages in the supply of natural gas to the plant since operations commenced in 2001. We anticipate that we will be able to purchase sufficient natural gas to continue to operate the ethanol plant during our 2024 fiscal year.

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

Seasonal Factors in Business

    We experience some seasonality of demand for our ethanol, distillers grains and corn oil. Since ethanol is predominantly blended with gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving and, as a result, increased gasoline demand. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand. We also experience decreased distillers grains demand during the summer months due to natural depletion in the size of herds at cattle feed lots. Further, we experience some seasonality of demand for our corn oil since the biodiesel industry is a major corn oil user and biodiesel plants typically reduce production during the winter months. We experience some seasonality in the price we pay for natural gas with premium pricing during the winter months. This increase in natural gas prices coincides with increased natural gas demand for heating needs in the winter months.

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, payments on our credit facilities, distributions to our members and capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations and investments as well as our revolving lines of credit with our primary lender, FCSA. For our 2024 fiscal year, we anticipate using cash from our operations and our credit facilities to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2024 fiscal year and beyond.

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

Our Competition

Ethanol Competition

    We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distillers grains and corn oil customers and raw material suppliers. As of February 24, 2024, the Renewable Fuels Association estimates that there are approximately 200 ethanol production facilities in the United States with capacity to produce approximately 17.807 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 800
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Total
Archer Daniels Midland	1,613	9.1%
Green Plains Renewable Energy	903	5.1%
POET Biorefining	3,005	16.9%
Valero Renewable Fuels	1,642	9.2%

The products that we produce are commodities. Since our products are commodities, there are typically no significant differences between the products we produce and the products of our competitors that would allow us to distinguish our products in the market. As a result, competition in the ethanol industry is primarily based on price and consistent fuel quality.

    A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas, and continue to represent a source of competition for the ethanol industry. While there are currently a limited number of vehicle recharging stations, making electric car ownership not feasible for all consumers, there has been increased development of these recharging stations which is making this technology more widely accessible. Additional competition from these other sources of alternative energy, particularly in the automobile market, could reduce the demand for ethanol, which would negatively impact our profitability.

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

The EPA has the authority to set the RFS statutory volume requirement. Annually, the EPA is required to pass a rule that establishes the number of gallons of conventional and advanced renewable fuels that must be used in the United States which is called the renewable volume obligations (RVO). In previous years, the EPA granted small refinery exemptions from the RFS while not using its authority to waive the RFS statutory volume requirements. These small refinery exemptions created unallocated gallons reducing the corn-based conventional biofuel RFS requirements by 2.25 billion gallons in 2018 and 2 billion gallons in 2019. These small refinery exemptions had a significant negative impact on domestic demand for ethanol and resulted in negative operating margins in the ethanol industry. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. However, in June 2021, the U.S. Supreme Court partially reversed the decision finding that a small refinery may obtain a hardship exemption even if its earlier exemption had lapsed in one or more previous years. In June 2022, the EPA announced the denial of 69 small refinery exemption petitions for one or more compliance years between 2016 and 2021 on the grounds that the petitioners had failed to show that the EPA had a basis to approve them.

In July 2022, the EPA retroactively reduced the RVO for total renewable fuel for 2020 to 17.13 billion gallons. The portion that could be met by corn-based ethanol was reduced to 12.50 billion for 2020. The EPA indicated that the reason for this retroactive change was due to program and market challenges, including those related to the COVID-19 pandemic. In addition, the EPA set the RVO for total renewable fuel for 2021 at 18.84 billion gallons and for 2022 at 20.63 billion gallons. The portion that could be met by corn-based ethanol was 13.79 billion for 2021 and 15 billion gallons for 2022. The EPA also added a 250 million gallon supplemental obligation in 2022 and stated its intention to do the same for 2023. On December 1, 2022, the EPA proposed to set the RVO for total renewable fuel for 2023 to 20.82 billion gallons, for 2024 to 21.87 billion gallons and for 2025 to 22.68 billion gallons. The portion that could be met by corn-based ethanol would be 15 billion gallons for 2023 and would then increase to 15.25 billion gallons in 2024 and 2025. Public hearings for the proposed rules were held in January 2023. In June 2023, the EPA released the final rule which set the RVO for total renewable fuel for 2023, 2024, and 2025 as 20.94 billion gallons, 21.54 billion gallons, and 22.33 billion gallons, respectively.

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

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In June 2019, the Trump administration approved the use of E15 year-round. However, this rule was challenged in court and was reversed making E15 unavailable in certain markets during different times of the year. In February 2024, the EPA issued an emergency waiver allowing summer-time sales of E15 during 2024. Also in February 2024, the EPA issued a final rule that will allow E15 to be sold year-round in Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota and Wisconsin beginning in 2025.

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

On August 16, 2022, the Inflation Reduction Act of 2022, which has several provisions that may benefit the ethanol industry, was signed into law. There is, however, continued uncertainty as to how the required provisions will be implemented in future regulatory guidance. The Inflation Reduction Act maintains the 12-year credit period for the existing Section 45Q tax credit for carbon capture and storage ("CCS"). However, the Act extends eligibility for the credit to facilities that have commenced construction by December 31, 2032, and substantially lowers the minimum annual capture requirements to 12,500 tons for qualifying facilities. In addition, the potential credit rate is increased five times for industrial facilities and power plants that capture their carbon emissions to $85 per metric ton of carbon dioxide stored in secure geologic formations, $60 per ton for the beneficial utilization of captured carbon emissions, and $60 per ton for carbon oxide stored in oil and gas fields. Prevailing wage and apprenticeship requirements must be met by the facility to claim the full amount of the higher credit. In addition, projects will now be eligible to be directly paid for the credit by the Internal Revenue Service for the first five years with no direct pay for many projects for the final seven years of the credit, and, as an alternative to direct pay, projects will now be allowed to sell their credits to unrelated third parties for cash without adverse tax consequences. The Act also creates a Clean Fuel Production Tax Credit for the production of low-emissions transportation fuel produced and sold in 2025, 2026 and 2027, subject to certain requirements as to prevailing wage and apprenticeship. However, the Act provides that the Clean Fuel Production Tax Credit is not available for a facility that qualifies for the Section 45Q tax credit. Additional incentives for production of sustainable aviation fuel and $500 million in funding for biofuels infrastructure funding are also included in the Act. In December 2023, the Biden administration announced it would recognize a methodology which would permit ethanol companies to claim tax credits for sustainable aviation fuel, which could increase demand for ethanol. However, the administration has also indicated the methodology will be updated sometime in 2024.

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

    We have obtained all of the necessary permits to operate the ethanol plant. During our 2023 fiscal year, our costs of environmental compliance were approximately $222,000. We anticipate that our environmental compliance costs will be approximately $264,000 during our 2024 fiscal year. Although we have been successful in obtaining all of the permits currently required, any future or retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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

    In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. The quota expired in December 2020 and all U.S. ethanol exports to Brazil were subject to the tariff. In March 2022, Brazil suspended its tariff through the end of 2022 on ethanol imported from the United States following a 10% reduction on the tariff in November 2021. However, in February of 2023, the Brazilian government ended the tax exemption on imports of fuel ethanol and reinstated the tariff of 16% for 2023, increasing to 18% in 2024. This tariff and quota have reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States. In addition, the Chinese tariffs on United States ethanol imports remain high. Due to other recent tariff activity between the United States and China, management does not expect these Chinese tariffs to be removed in the near term. Both China and Brazil have been major sources of import demand for United States ethanol. These trade actions may result in negative operating margins for United States ethanol producers.

We are subject to environmental oversight by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than South Dakota's environmental administrators. South Dakota or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the ethanol plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of adjacent property.

Employees

We depend on our employees to operate our plant. While we face competition to attract and retain personnel with necessary skills, we believe that we compete favorably on the basis of wages and benefits and our commitment to training and development. In addition, the safety of our employees is our highest priority. We have developed and enforce workplace safety policies and programs in order to maintain a high standard for performance in our operations and ensure the safety of our workers. As of December 31, 2023, we had 47 full-time employees. We do not expect the number of employees to materially change in the next 12 months.

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

Risks Related to Ethanol Industry

    Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. The United States benefited from additional exports of ethanol in recent years which may not continue to occur during our 2024 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2024 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower domestic or foreign demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

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

    Decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of February 24, 2024, there are 200 ethanol plants in operation or under construction with capacity to produce approximately 17.807 billion gallons of ethanol per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. Further, ethanol demand may be negatively impacted by reductions in the RFS. While the United States is currently exporting ethanol which has generally resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

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

    If exports of ethanol are reduced, including as a result of the imposition of tariffs on U.S. ethanol, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2023 fiscal year with exports of ethanol, which has generally over recent years increased demand for our ethanol. Management believes these exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, in 2017 both Brazil and China implemented tariffs on ethanol produced in the United States. These tariffs have resulted in decreased demand for ethanol from these countries which has negatively impacted ethanol prices in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

    We made significant investments in Guardian Hankinson, LLC and Ring-neck Energy & Feed, LLC which may fail. In December 2013 we made a $12 million investment and in September 2023 we made an additional $44 million investment in Guardian Hankinson, LLC, an entity that owns an ethanol plant in North Dakota. In addition, in July 2017, we made a $10 million investment in Ring-neck Energy & Feed, LLC. Both of these companies will face many of the same risks that we face in operating our ethanol plant. Further, we have limited control over the management decisions made by Guardian Hankinson, LLC and Ring-neck Energy & Feed, LLC. If Guardian Hankinson, LLC or Ring-neck Energy & Feed, LLC is ultimately unsuccessful, it could negatively impact the return we receive on our investment which could negatively impact our financial performance and the value of our units.

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

    Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations (RVOs). In July 2022, the EPA retroactively reduced the RVO for total renewable fuel for 2020 to 17.13 billion gallons. The portion that could be met by corn-based ethanol was reduced to 12.50 billion for 2020. The EPA indicated that the reason for this retroactive change was due to program and market challenges, including those related to the COVID-19 pandemic. In addition, the EPA set the RVO for total renewable fuel for 2021 at 18.84 billion gallons and for 2022 at 20.63 billion gallons. The portion that could be met by corn-based ethanol was 13.79 billion for 2021 and 15 billion gallons for 2022. The EPA also added a 250 million gallon supplemental obligation in 2022 and stated its intention to do the same for 2023. On December 1, 2022, the EPA proposed to set the RVO for total renewable fuel for 2023 to 20.82 billion gallons, for 2024 to 21.87 billion gallons and for 2025 to 22.68 billion gallons. The portion that could be met by corn-based ethanol would be 15 billion gallons for 2023 and would then increase to 15.25 billion gallons in 2024 and 2025. Public hearings for the proposed rules were held in January 2023. In June 2023, the EPA released the final rule which set the RVO for total renewable fuel for 2023, 2024, and 2025 as 20.94 billion gallons, 21.54 billion gallons, and 22.33 billion gallons, respectively. If the EPA reduces or retroactively reduces the RVOs, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

    None.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities between October 1, 2023 and December 31, 2023.

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

Unit Holders

As of March 7, 2024, we had 29,620,000 membership units issued and outstanding and a total of approximately 1,064 unit holders.

Bid and Asked Prices

The following table contains historical information concerning completed unit transactions that occurred during our last two fiscal years. Our bulletin board trading system does not track bid and asked prices and therefore we only have information concerning completed unit transactions.

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2022	2.90	3.99	3.62	48,500
Second Quarter 2022	3.00	3.52	3.22	138,000
Third Quarter 2022	3.61	3.90	3.67	25,000
Fourth Quarter 2022	3.90	3.95	3.92	30,000
First Quarter 2023	4.25	4.47	4.38	12,000
Second Quarter 2023	4.24	4.47	4.25	51,000
Third Quarter 2023	4.49	4.49	4.49	3,500
Fourth Quarter 2023	6.00	6.08	6.06	25,000

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

Performance Graph

    The following graph shows a comparison of cumulative total member return since December 31, 2018, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on December 31, 2018. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

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

ITEM 6.     RESERVED.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2023 and 2022

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2023 and 2022:

	2023		2022
Income Statement Data	Amount	%	Amount	%
Revenue	$280,440,962	100.0	$282,564,697	100.0

Cost of Revenues	244,726,671	87.3	255,710,981	90.5

Gross Profit	35,714,291	12.7	26,853,716	9.5

Operating Expense	5,832,995	2.0	4,954,621	1.7

Income from Operations	29,881,296	10.7	21,899,095	7.8

Other Income (Expense)	12,500,097	4.5	5,402,862	1.9

Net Income	$42,381,393	15.2	$27,301,957	9.7

Revenues

Revenue from ethanol sales increased by approximately 1.4% during our 2023 fiscal year compared to the same period of 2022. Revenue from distillers grains sales decreased by approximately 5.4% during our 2023 fiscal year compared to the same period of 2022. Revenue from corn oil sales decreased by approximately 10.4% during our 2023 fiscal year compared to the same period of 2022.

Ethanol

Our ethanol revenue increased by approximately 1.4% during our 2023 fiscal year compared to our 2022 fiscal year. This increase in ethanol revenue was primarily due to an increase in the gallons sold partially offset by a decrease in the average price we received per gallon of ethanol sold during our 2023 fiscal year.

The average price per gallon we received for our ethanol during our 2023 fiscal year was approximately 11.0% lower compared to our 2022 fiscal year. Management attributes this decrease in the average price we received per gallon of ethanol with lower gasoline prices. Since ethanol is typically blended with gasoline, when gasoline prices are lower, it has a corresponding impact on ethanol prices. As a result, we experienced a decrease in average ethanol prices during our 2023 fiscal year. Ethanol exports were higher during our 2023 fiscal year compared to our 2022 fiscal year which increased demand for ethanol and had an impact on market ethanol prices. Management expects ethanol prices to remain stable during our 2024 fiscal year.

Ethanol sales volumes increased during our 2023 fiscal year compared to the same period of 2022 due primarily to increased production as a result of the fermentation expansion added in August 2022 along with decreases in ethanol inventory. The total gallons of ethanol we sold during our 2023 fiscal year was approximately 13.9% greater compared to the same period of 2022. Management anticipates comparable production and sales during our 2024 fiscal.

    Distillers Grains

    Our total distillers grains revenue decreased by approximately 5.4% for our 2023 fiscal year compared to the same period of 2022. The decrease in revenue from distillers grains was primarily due to decreased average prices for our distillers grains during our 2023 fiscal year. For our 2023 fiscal year, we sold approximately 29.0% of our total distillers grains, by volume, in the dried form and approximately 71.0% of our total distillers grains in the modified/wet form. For our 2022 fiscal year, we sold approximately 31.9% of our total distillers grains, by volume, in the dried form and approximately 68.1% of our total distillers grains in the modified/wet form. The average price we received for our modified/wet distillers grains was approximately 4.0% lower for our 2023 fiscal year compared to the same period of 2022. Modified/wet distillers grains have a shorter shelf life and are more expensive to transport compared to dried distillers grains. As a result, they are only sold in our local market.

The average price we received for our dried distillers grains was approximately 8.2% lower during our 2023 fiscal year compared to the same period of 2022. Management attributes this decrease in dried distillers grains prices with a decrease in the domestic price of corn.

    Management expects that distillers grains prices will remain lower during our 2024 fiscal year due to anticipated lower corn prices during our 2024 fiscal year which typically have a direct impact on distillers grains prices.

    Management anticipates comparable distillers grains production during our 2024 fiscal year compared to our 2023 fiscal year.

    Corn Oil

    Our total corn oil revenue decreased by approximately 10.4% during our 2023 fiscal year compared to the same period of 2022. Our total pounds of corn oil sold increased by approximately 4.5% during our 2023 fiscal year compared to the same period of 2022, primarily due to increased production from the 2022 fermentation expansion. Management anticipates similar corn oil production during our 2024 fiscal year compared to our 2023 fiscal year.

    The average price we received for our corn oil was approximately 14.3% less during our 2023 fiscal year compared to the same period of 2022. Management believes that corn oil prices were lower due primarily to increased global supply. During 2023, the biodiesel blenders' tax credit was reinstated through 2024 so we expect that corn oil demand will remain strong through 2025.

Cost of Revenues

    The primary raw materials we use to produce ethanol, distillers grains and corn oil are corn and natural gas.

    Corn

Our cost of revenues relating to corn was approximately 11.0% lower for our 2023 fiscal year compared to the same period of 2022. Our average cost per bushel of corn decreased by approximately 15.1% for our 2023 fiscal year compared to our 2022 fiscal year. Management attributes the decrease in corn prices to a larger number of bushels harvested in 2023 compared to 2022. Management anticipates corn prices will be lower during our 2024 fiscal year due to increased production and carry over from 2023 crop year.

We used approximately 4.9% more bushels of corn during our 2023 fiscal year compared to the same period of 2022 due to the increased production from the 2022 fermentation expansion. Management expects our corn consumption will be similar during our 2024 fiscal year compared to our 2023 fiscal year due to anticipated similar ethanol production during our 2024 fiscal year provided ethanol demand remains steady during our 2024 fiscal year.

    We experienced approximately $6,653,000 of combined realized and unrealized loss for our 2023 fiscal year related to our corn derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $5,034,000 of combined realized and unrealized loss for our 2022 fiscal year related to our corn derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Natural Gas

Our cost of revenues related to natural gas decreased by approximately 2.6% for our 2023 fiscal year compared to our 2022 fiscal year. This decrease was due to lower natural gas costs per MMBtu during our 2023 fiscal year compared to the same period of 2022. Natural gas prices were lower during our 2023 fiscal year compared to the same period of 2022 primarily because of decreased natural gas demand. Our average cost per MMBtu of natural gas during our 2023 fiscal year was approximately 7.4% lower compared to the cost for our 2022 fiscal year. Management anticipates similar natural gas costs per MMBtu during 2024.

We used approximately 5.2% more MMBtus of natural gas during our 2023 fiscal year compared to the same period of 2022 due to increased ethanol production as a result of the 2022 fermentation expansion. Management anticipates that our natural gas consumption during our 2024 fiscal year will comparable to our 2023 year.

Operating Expense

Our operating expenses were higher for our 2023 fiscal year compared to the same period of 2022 due primarily to increased wages, insurance premiums, and amortization.

Other Income and Expense

Our other income increased during the 2023 fiscal year compared to our 2022 fiscal year due to the $2.5 million payment from the USDA Biofuel Producer Relief Program awarded during the 2023 fiscal year. We had more income from our equity method investments during our 2023 fiscal year compared to our 2022 fiscal year due to increased profitability in the ethanol industry which impacts the income generated by our investments. We had more interest expense during our 2023 fiscal year compared to our 2022 fiscal year due to higher interest rates on outstanding debt instruments.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2022 and 2021

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended December 31, 2022 and 2021:

	2022		2021
Income Statement Data	Amount	%	Amount	%
Revenue	$282,564,697	100.0	$258,989,603	100.0

Cost of Revenues	255,710,981	90.5	207,275,615	80.0

Gross Profit	26,853,716	9.5	51,713,988	20.0

Operating Expense	4,954,621	1.8	5,430,294	2.1

Income (Loss) from Operations	21,899,095	7.8	46,283,694	17.9

Other Income (Expense)	5,402,862	1.8	10,802,592	4.1

Net Income (Loss)	$27,301,957	9.6	$57,086,286	22.0

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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2023 compared to the Fiscal Year Ended December 31, 2022.

Current Assets

    We had more cash and cash equivalents at December 31, 2023 compared to December 31, 2022, primarily due to more net income and decreased member distribution payments during our 2023 fiscal year compared to our 2022 fiscal year. We had more accounts receivable at December 31, 2023, compared to December 31, 2022, due primarily to the timing of our year end and the payments received related to the shipments of our products. We had decreased inventory values at December 31, 2023, compared to December 31, 2022, due primarily to lower corn values and decreased ethanol volume on hand. The value of our derivative financial instruments was lower at December 31, 2023 and December 31, 2022. We had more prepaid and other expenses at December 31, 2023 compared to December 31, 2022 due to our prepayment for the firm commitment of natural gas transportation with Northern Natural Gas along with insurance premium increases during our 2023 fiscal year.

Property and Equipment

    The value of our property and equipment was lower at December 31, 2023 compared to December 31, 2022 primarily as a result of the regular depreciation of our assets offset by new construction of water well field equipment during our 2023 fiscal year.

Other Assets

    The value of our investments was higher at December 31, 2023, compared to December 31, 2022, due to the recent purchase of additional shares in Guardian Hankinson as well as the profitability from our investments during the 2023 fiscal year. We had more other assets at December 31, 2023, compared to December 31, 2022 due primarily to the prepayment for the firm commitment on natural gas transportation with Northern Natural Gas.

Current Liabilities

    At December 31, 2023, we had less checks which were issued in excess of the amount of cash we had in our bank accounts, compared to at December 31, 2022, due to the timing of our year end and payments issued. Any checks which are presented for payment in excess of the balances in our bank accounts are paid from our revolving lines of credit. Our accounts payable was lower at December 31, 2023, compared to December 31, 2022, due to decreased deferred corn payables at the end of our 2023 fiscal year due in part to lower market corn prices. We had more accrued liabilities at December 31, 2023, compared to December 31, 2022 due to increased accrued interest and accrued payroll at the end of the 2023 fiscal year. The liability on our balance sheet related to our derivative instruments was more at December 31, 2023, compared to December 31, 2022, due to having more unrealized losses on our forward corn purchases at December 31, 2023, compared to at December 31, 2022. The current portion of our long-term debt payments was less at December 31, 2023 compared to December 31, 2022 due to an early payoff of our term note.

Long-Term Liabilities

    Our long-term liabilities were more at December 31, 2023, compared to December 31, 2022, due to borrowings used for the purchase of additional shares of Guardian Hankinson during the 2023 fiscal year.

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

    Currently, we have two revolving loans which allow us to borrow funds for working capital. These two revolving loans are described in greater detail below in the section entitled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness." As of December 31, 2023, we had $20,001,000 outstanding and $59,999,000 available to be drawn on these revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations.

The following table shows cash flows for the fiscal years ended December 31, 2023 and 2022:

	Fiscal Years Ended December 31
	2023	2022
Net cash provided by operating activities	$60,078,466	$36,623,827
Net cash used in investing activities	(49,255,790)	(15,765,113)
Net cash used in financing activities	(497,849)	(31,849,819)

Cash Flow From Operations. Our operating activities provided more cash during our fiscal year ended December 31, 2023, compared to the same period of 2022, primarily due to increased net income and decreased inventory partially offset by a decrease in accounts payable during the 2023 period.

    Cash Flow From Investing Activities. Our investing activities used more cash during our fiscal year ended December 31, 2023, compared to the same period of 2022, due to increased purchases of investments.

Cash Flow From Financing Activities. Our financing activities used less cash during our fiscal year ended December 31, 2023, compared to the same period of 2022, due primarily to less distributions paid to members and net borrowings during the 2023 period compared to the same period of 2022.

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

    Cash Flow From Investing Activities. Our investing activities used more cash during our fiscal year ended December 31, 2022, compared to the same period of 2021, due to increased purchases of property and equipment as well as our prepayment for our natural gas transportation services agreement.

Cash Flow From Financing Activities. Our financing activities used less cash during our fiscal year ended December 31, 2022, compared to the same period of 2021, due primarily to less distributions paid to members during the 2022 period

Indebtedness

    We maintain a comprehensive credit facility with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA (collectively "FCSA"). All of our assets, including the ethanol plant and equipment, its accounts receivable and inventory, serve as collateral for our loans with FCSA.

On September 27, 2023, we entered into a Fifth Amendment to the credit agreement (the "Fifth Amendment"). Under the Fifth Amendment, the operating lines' available credit increased to $20,000,000 and the maturity date was extended to November 1, 2025. Interest on the outstanding principal balance of the operating line will accrue at the SOFR 30 plus 300 basis points. The available credit on the reducing revolving note increased to $60,000,000 and the maturity was extended to November 1, 2030. Interest on the outstanding principal balance of the revolving loan and term loan will accrue at the SOFR 30 plus 325 basis points. The minimum working capital covenant was increased to $15,000,000, and the minimum net worth covenant was increased to $30,000,0000. Dakota Ethanol may make distributions so long as the Company's working capital stays above $20,000,000 post distribution.

Operating Line

    Dakota Ethanol has a revolving promissory note from FCSA in an amount up to $20,000,000. Interest on the outstanding principal balance will accrue at 300 basis points above the SOFR 30 and is not subject to a floor. The rate was  8.34% at December 31, 2023. There is a non-use fee of 0.25% per annum on the unused portion of the availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2025. On December 31, 2023, Dakota Ethanol had $0 outstanding and $20,000,000 available to be drawn on the revolving promissory note.

Reducing Revolving Loan

    Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $60,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $2,500,000 semi-annually starting on January 1, 2024 until the maximum balance reaches $40,000,000 on July 1, 2027. The note matures on November 1, 2030. Interest on the outstanding principal balance will accrue at the SOFR 30 plus 325 basis points. The interest rate is not subject to a floor. The rate was 8.59% at December 31, 2023. The note contains a non-use fee of 0.5% per annum on the unused portion of the note. On December 31, 2023, Dakota Ethanol had $20,001,000 outstanding and $39,999,000 available to be drawn on the note.

2017 Term Loan

    Dakota Ethanol had a term note from FCSA in the amount of $8,000,000. Dakota Ethanol made monthly interest payments and annual principal payments of $1,000,000. The note matured on August 1, 2025. Interest on the outstanding principal balance accrued at 325 basis points above the SOFR 30. The interest rate was not subject to a floor. The balance of the term note was paid off in its entirety during July 2023.

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

    As of December 31, 2023, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

Contractual Cash Obligations

    In addition to our debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and commitments as of December 31, 2023:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$31,741,254	$1,718,086	$3,436,172	$3,436,172	$23,150,824
Purchase Obligations	31,208,297	25,950,195	2,763,444	2,402,258	92,400
Capital Expenditures	11,800,000	11,800,000	—	—	—
Total Contractual Cash Obligations	$74,749,551	$39,468,281	$6,199,616	$5,838,430	$23,243,224

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

Derivative Instruments

    We enter into short-term forward, option and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices. We enter into short-term forward, option and futures contracts for sales of ethanol to manage exposure to changes in commodity prices. All of our derivatives are designated as non-hedge derivatives, and accordingly are recorded at fair value with changes in fair value recognized in net income or treated as normal purchases and sales contracts and analyzed for inherent losses. Although the contracts are considered economic hedges of specified risks, they are not designated as nor accounted for as hedging instruments.

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized, if necessary, for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2023 and 2022.

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

Interest Rate Risk

    We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of December 31, 2023, we had $20,001,000 outstanding on our variable interest rate loans with interest accruing at a rate of 8.59%. Our variable interest rates are calculated by adding a set basis to SOFR. If we were to experience a 10% increase in SOFR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans as of December 31, 2023, would be approximately $107,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. We recorded an increase to our cost of revenues of approximately $6,857,000 related to derivative instruments for our fiscal year ended December 31, 2023. We recorded an increase to our cost of revenues of approximately $4,990,000 related to derivative instruments for the fiscal year ended December 31, 2022. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of December 31, 2023, we were committed to purchasing approximately 4.1 million bushels of corn with an average price of $4.75 per bushel. These corn purchases represent approximately 12% of our expected corn usage for the next 12 months. As corn prices move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects to our financial results, but are designed to produce long-term positive growth for us.

    We have 580,000 bushels of corn inventory delivered under delayed-pricing contracts. The contracts have various pricing deadlines through August 25, 2024. We are subject to risk of changes in the corn market until they are priced.

As of December 31, 2023, we were committed to purchasing approximately 1,495,000 MMBtus of natural gas with an average price of $3.50 per MMBtu. Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. We account for these transactions as normal purchases, and accordingly, we do not mark these transactions to market. The natural gas purchases represent approximately 71% of the projected annual plant requirements.

    As of December 31, 2023, we were committed to selling approximately 46,000 dry equivalent tons of distillers grains with an average price of $189 per ton. The distillers grains sales represent approximately 21% of the projected annual plant production.

    As of December 31, 2023, we were committed to selling approximately 1,709,000 pounds of distillers corn oil with an average price of $0.48 per pound. The distillers corn oil sales represent approximately 5% of the projected annual plant production.

    We did not have any firm-priced sales commitments for ethanol as of December 31, 2023.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2023, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2023. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	100,000,000	Gallons	10%	$14,417,800
Corn	29,774,567	Bushels	10%	$13,286,900
Natural Gas	755,000	MMBTU	10%	$190,260

For comparison purposes, our sensitivity analysis for our 2022 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	100,000,000	Gallons	10%	$20,900,000
Corn	30,029,281	Bushels	10%	$20,870,351
Natural Gas	843,500	MMBTU	10%	$385,480

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 49)

Members and Board of Managers
Lake Area Corn Processors, LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lake Area Corn Processors, LLC and its subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Ethanol Revenue
As described in Note 10 to the financial statements, the Company has an agreement with RPMG for the marketing of all ethanol produced by the Company. RPMG has discretion to determine the price, terms and conditions of the sale of the Company’s ethanol production that is sold and marketed as indexed gallons. For the fiscal year ended December 31, 2023, the Company elected to sell its ethanol production through index arrangement contracts, which totaled $212,497,680.

We identified ethanol revenue associated with index arrangement contracts as a critical audit matter because of the subjective auditor judgment required to audit ethanol revenue due to RPMG having discretion to determine the price, terms and conditions of the sale.

Our audit procedures related to the revenue recognition for ethanol sales included the following, among others:

•We obtained and reviewed the terms of the ethanol marketing agreement to identify the relevant terms and conditions which would impact the Company’s accounting conclusions.

•We obtained an understanding of the RPMG index pricing used for determining the price of indexed gallons.

•We confirmed with RPMG the total ethanol gallons sold, total price paid by, and indexed ethanol pricing for the fiscal year ended December 31, 2023, ethanol sales.

•We performed substantive analytical procedures over ethanol revenue using independent pricing sources.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

Sioux Falls, South Dakota
March 7, 2024

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$36,773,989	$27,004,205
Accounts receivable	6,142,700	2,933,904
Inventory	14,673,710	25,795,711
Derivative financial instruments	1,155,157	2,856,439
Prepaid and other expenses	2,741,191	864,810
Total current assets	61,486,747	59,455,069

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,763,023	8,763,023
Buildings	9,316,576	9,316,576
Equipment	108,135,828	108,125,289
Construction in progress	890,881	13,366
	127,980,781	127,092,727
Less accumulated depreciation	(69,149,798)	(63,611,356)
Net property and equipment	58,830,983	63,481,371

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	55,233,080	17,691,011
Other	7,437,578	5,383,310
Total other assets	73,066,424	33,470,087

TOTAL ASSETS	$193,384,154	$156,406,527

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$2,670,403	$4,200,281
Accounts payable	33,370,759	39,105,845
Accrued liabilities	833,973	719,113
Derivative financial instruments	1,114,590	435,053
Current portion of notes payable	—	1,000,000
Total current liabilities	37,989,725	45,460,292

LONG-TERM LIABILITIES
Notes payable	20,001,000	2,998,229
Total long-term liabilities	20,001,000	2,998,229

COMMITMENTS AND CONTINGENCIES (Note 10)

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	135,393,429	107,948,006

TOTAL LIABILITIES AND MEMBERS' EQUITY	$193,384,154	$156,406,527

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021

REVENUES	$280,440,962	$282,564,697	$258,989,603

COSTS OF REVENUES	244,726,671	255,710,981	207,275,615

GROSS PROFIT	35,714,291	26,853,716	51,713,988

OPERATING EXPENSES	5,832,995	4,954,621	5,430,294

INCOME FROM OPERATIONS	29,881,296	21,899,095	46,283,694

OTHER INCOME (EXPENSE)
Interest and other income	3,606,734	1,789,976	1,360,438
Equity in net income of investments	9,105,895	3,703,767	10,169,606
Interest expense	(212,532)	(90,881)	(727,452)
Total other income (expense)	12,500,097	5,402,862	10,802,592

NET INCOME	$42,381,393	$27,301,957	$57,086,286

BASIC AND DILUTED EARNINGS PER UNIT	$1.43	$0.92	$1.93

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.50	$1.11	$0.30

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity
Years Ended December 31, 2023, 2022 and 2021

Members'
Equity
Balance, December 31, 2020	$65,268,579
Net income	57,086,286
Member Distributions	(8,886,000)

Balance, December 31, 2021	113,468,865
Net income	27,301,957
Member Distributions	(32,822,816)

Balance, December 31, 2022	107,948,006
Net income	42,381,393
Member Distribution	(14,935,970)

Balance, December 31, 2023	$135,393,429

See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021

OPERATING ACTIVITIES
Net income	$42,381,393	$27,301,957	$57,086,286
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,859,683	5,060,975	5,396,440
Distributions in excess of earnings (earnings in excess of distributions) from investments	6,657,556	3,301,233	(3,544,606)
Paycheck Protection Program loan forgiveness	—	—	(768,400)
Government grant income	—	—	(10,000)
Loss on disposal of property and equipment	—	75,558	—
(Increase) decrease in
Accounts receivable	(3,208,797)	(1,024,414)	309,324
Inventory	11,122,000	(9,385,274)	(6,641,522)
Prepaid expenses	(98,380)	(131,621)	(55,718)
Derivative financial instruments	2,380,819	(1,025,065)	433,509
Increase (decrease) in
Accounts payable	(5,130,669)	12,646,359	7,328,901
Accrued liabilities	114,861	(195,881)	186,450
NET CASH PROVIDED BY OPERATING ACTIVITIES	60,078,466	36,623,827	59,720,664

INVESTING ACTIVITIES
Natural gas transportation prepayment	(3,556,000)	(5,334,000)	—
Purchase of property and equipment	(1,500,166)	(9,943,710)	(2,061,972)
Purchase of investments	(44,199,624)	(487,403)	(323,869)
NET CASH USED IN INVESTING ACTIVITIES	(49,255,790)	(15,765,113)	(2,385,841)

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	(1,529,879)	1,971,997	1,908,676
Borrowings on notes payable	61,235,318	13,498,000	21,000,000
Payments on notes payable	(45,232,547)	(14,497,000)	(52,000,000)
Financing costs paid	(34,771)	—	—
Distributions paid to members	(14,935,970)	(32,822,816)	(8,886,000)
NET CASH USED IN FINANCING ACTIVITIES	(497,849)	(31,849,819)	(37,977,324)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,324,827	(10,991,105)	19,357,499

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	27,004,205	37,995,310	18,637,811

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$37,329,032	$27,004,205	$37,995,310

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $18,307; $158,636; and $6,339 in 2023, 2022 and 2021, respectively	$221,752	$83,173	$943,736
Capital expenditures in accounts payable	—	604,417	—
See Notes to Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

NOTE 1     - NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC and subsidiary (the Company) is a South Dakota limited liability company.

The Company owns and manages Dakota Ethanol, LLC (Dakota Ethanol), a 100 million-gallon (annual nameplate capacity) ethanol plant located near Wentworth, South Dakota. Dakota Ethanol sells ethanol and related products to customers located in North America.

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
•Sales of Distillers Grains
•Sales of Distillers Corn Oil

    Disaggregation of Revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	2023	2022	2021

Revenues ethanol	$212,267,127	$209,428,369	$203,540,577
Revenues distillers grains	50,262,553	53,136,441	41,168,903
Revenues distillers corn oil	17,911,282	19,999,887	14,280,123
	$280,440,962	$282,564,697	$258,989,603

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021
Contract Assets and Contract Liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company has 0 significant contract assets or contract liabilities from contracts with customers at December 31, 2023 and 2022.

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

Electricity, raw materials expense (chemicals and denaturant), direct labor costs, and shipping costs on distiller's grains are included in cost of revenues.

Inventory Valuation

Inventories are generally valued using methods which approximate the lower of cost (first-in, first-out) or net realizable value. In the valuation of inventories, net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of demand accounts and other accounts with original maturities of three months or less that provide withdrawal privileges. Restricted cash is subject to a contractual restriction and not readily available in accordance with the terms of the West Leg agreement.

	December 31, 2023	December 31, 2022

Cash and Cash Equivalents	$36,773,989	$27,004,205
Restricted Cash (included in other assets)	555,043	—
Total Cash, Cash Equivalents, and Restricted Cash	$37,329,032	$27,004,205

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021
current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was determined to be immaterial as of December 31, 2023 and 2022.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of December 31, 2023, the Company is committed to purchasing approximately 4.1 million bushels of corn on a forward contract basis with an average price of $4.75 per bushel. The total corn purchase contracts represent 12% of the projected annual plant corn usage.

The Company has 580,000 bushels of corn inventory delivered under delayed-pricing contracts. The contracts have various pricing deadlines through August 25, 2024. The Company is subject to risk of changes in the corn market until they are priced.

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. At December 31, 2023, the Company is committed to purchasing approximately 1,495,000 MMBtu's of natural gas with an average price of $3.50 per MMBtu. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 71% of the projected annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery. Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered. At December 31, 2023, the Company is committed to selling approximately 46,000 dry equivalent tons of distillers grains with an average price of $189 per ton. The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 21% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery. Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time this price is fixed and the time the distillers corn oil is delivered. At December 31, 2023, the Company is committed to selling approximately 1,709,000 pounds of distillers corn oil with an average price of $0.48 per pound. The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 5% of the projected annual plant production.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021
The Company does not have any firm-priced sales commitments for ethanol as of December 31, 2023.

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

Derivatives not designated as hedging instruments at December 31, 2023 and December 31, 2022 were as follows:

	Balance Sheet Classification	December 31, 2023	December 31, 2022

Corn forward contracts in gain position		$16,878	$922,181
Futures and options contracts in gain position		289,681	252,450
Futures and options contracts in loss position		(200)	(395,300)
Total forward, futures and options contracts		306,359	779,331
Cash held by broker		848,798	2,077,108
	Current Assets	$1,155,157	$2,856,439

Corn forward contracts in loss position	Current Liabilities	$(1,114,590)	$(435,053)

Futures and options contracts and cash held by broker are all with one party and the right of offset exists. Therefore, on the balance sheet, these items are netted in one balance regardless of position.

Forward contracts are with multiple parties and the right of offset does not exist. Therefore, these contracts are reported at the gross amounts on the balance sheet.

Gains and losses related to derivative contracts related to corn and natural gas are included as a component of costs of revenues.

	Statement of Operations	Years Ended December 31,
	Classification	2023	2022	2021
Net realized and unrealized gains (losses) related to purchase contracts:
Futures and options contracts	Cost of Revenues	$6,354,770	$(7,009,445)	$(10,137,035)
Forward contracts	Cost of Revenues	(13,212,036)	2,019,133	6,222,026

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
DECEMBER 31, 2023, 2022 AND 2021

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recorded when the sum of the undiscounted future cash flows is less than the carrying amount of the asset group. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. No indicators of impairment were identified at December 31, 2023.

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill, which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized, if necessary, for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2023 and 2022.

Earnings Per Unit

For purposes of calculating basic earnings per unit, units issued are considered outstanding on the effective date of issuance. Diluted earnings per unit are calculated by including dilutive potential equity units in the denominator. There were no dilutive equity units for the years ending December 31, 2023, 2022, and 2021.

Income Taxes

The Company is taxed as a limited liability company under the Internal Revenue Code. The income of the Company flows through to the members to be taxed at the member level rather than the corporate level. Accordingly, the Company has no tax liability.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021
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

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the twelve months ended December 31, 2023, ethanol sales averaged approximately 76% of total revenues, while approximately 18% of revenues were generated from the sale of distillers grains and 6% of revenues were generated from the sale of corn oil. For the twelve months ended December 31, 2023, corn costs averaged approximately 81% of cost of goods sold.

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
DECEMBER 31, 2023, 2022 AND 2021
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

The following tables set forth certain financial data for the Company's operating segments:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net Sales
Production	$280,440,962	$282,564,697	$258,989,603
Ethanol Producing Equity Method Investments	598,117,394	722,085,949	650,859,715
All Other	14,801,648	17,545,070	16,262,276
Total	893,360,004	1,022,195,716	926,111,594
Reconciliation	(612,919,042)	(739,631,019)	(667,121,991)
Consolidated	$280,440,962	$282,564,697	$258,989,603

Gross Profit
Production	$35,714,291	$26,853,716	$51,713,988
Ethanol Producing Equity Method Investments	65,244,501	47,752,808	102,631,701
All Other	11,415,551	11,794,408	10,280,024
Total	112,374,343	86,400,932	164,625,713
Reconciliation	(76,660,052)	(59,547,216)	(112,911,725)
Consolidated	$35,714,291	$26,853,716	$51,713,988

Net Income
Production	$42,381,393	$27,301,957	$57,086,286
Ethanol Producing Equity Method Investments	70,665,304	31,836,172	97,010,893
All Other	7,491,308	5,397,812	5,538,295
Total	120,538,005	64,535,941	159,635,474
Reconciliation	(78,156,612)	(37,233,984)	(102,549,188)
Consolidated	$42,381,393	$27,301,957	$57,086,286

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

Interest Income
Production	$506,435	$159,395	$13,361
Ethanol Producing Equity Method Investments	427,944	99,295	39,177
All Other	6,068,271	2,869,090	2,135,470
Total	7,002,650	3,127,780	2,188,008
Reconciliation	(6,496,215)	(2,968,385)	(2,174,647)
Consolidated	$506,435	$159,395	$13,361

Interest Expense
Production	$212,532	$90,881	$727,452
Ethanol Producing Equity Method Investments	3,937,010	3,235,797	3,293,641
All Other	9,256,000	5,705,000	3,082,000
Total	13,405,542	9,031,678	7,103,093
Reconciliation	(13,193,010)	(8,940,797)	(6,375,641)
Consolidated	$212,532	$90,881	727,452

Depreciation and Amortization
Production	$5,859,683	$5,060,975	$5,396,440
Ethanol Producing Equity Method Investments	25,694,763	26,372,193	26,798,254
All Other	176,144	167,004	204,745
Total	31,730,590	31,600,172	32,399,439
Reconciliation	(25,870,907)	(26,539,197)	(27,002,999)
Consolidated	$5,859,683	$5,060,975	$5,396,440

Expenditures for Additions to Long-lived Assets
Production	$1,500,166	$9,943,710	$2,061,972
Ethanol Producing Equity Method Investments	14,680,422	2,608,185	1,780,335
All Other	—	128,442	—
Total	16,180,588	12,680,337	3,842,307
Reconciliation	(14,680,422)	(2,736,627)	(1,780,335)
Consolidated	$1,500,166	$9,943,710	$2,061,972

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

	December 31, 2023	December 31, 2022
Total Assets
Production	$193,384,154	$156,406,527
Ethanol Producing Equity Method Investments	228,609,037	239,476,419
All Other	299,041,128	296,653,249
Total	721,034,319	692,536,195
Reconciliation	(527,650,165)	(536,129,668)
Consolidated	$193,384,154	$156,406,527

Equity Method Investments
Production	$55,233,080	$17,691,011
Ethanol Producing Equity Method Investments	5,607,429	5,808,086
All Other	226,052	214,342
Total	61,066,561	23,713,439
Reconciliation	(5,833,481)	(6,022,428)
Consolidated	$55,233,080	$17,691,011

NOTE 4 - INVENTORY

Inventory consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Raw materials	$8,558,268	$12,397,256
Finished goods	2,853,609	10,050,394
Work in process	1,337,989	1,353,715
Parts inventory	1,923,844	1,994,346
	$14,673,710	$25,795,711
As of December 31, 2023 and December 31, 2022, the Company recorded a lower of cost or net realizable value write-down on inventory of approximately $29,000 and $2,000, respectively.

NOTE 5 - INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company's ethanol marketer, Renewable Products Marketing Group, LLC (RPMG). The net income which is reported in the Company's income statement for RPMG is based on RPMG's September 30, 2023, 2022 and 2021 audited results. The carrying amount of the Company's investment was approximately $2,317,000 and $2,286,000 as of December 31, 2023 and 2022, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC (LT), a partnership to construct and operate an ethanol storage terminal in Georgia. The net income which is reported in the Company's income statement for LT is based on LT's December 31, 2023, 2022 and 2021 unaudited results. The carrying amount of the Company's investment was approximately $209,000 and $216,000 as of December 31, 2023 and 2022, respectively.

Lake Area Corn Processors had a 10% investment interest in Guardian Hankinson, LLC (GH), a partnership to operate an ethanol plant in North Dakota. On September 29, 2023 the Company purchased additional units increasing our ownership percentage of GH to 27%. The net income which is reported in the Company's income statement for GH is based on GH's December 31, 2023, 2022 and 2021 audited results. The carrying amount of the Company's investment was approximately $37,424,000 and $1,870,000 as of December 31, 2023 and 2022, respectively. The carrying amount of the investment exceeds

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021
the underlying equity in net assets by approximately $38,854,000. The excess is comprised of basis adjustment. The Company determined the excess would be amortized over 10 years. The amortization is recorded in equity in net income of investments.

Lake Area Corn Processors has a 20% investment interest in Guardian Energy Management, LLC (GEM), a partnership to provide management services to ethanol plants.  The net income which is reported in the Company's income statement for GEM is based on GEM's December 31, 2023, 2022 and 2021 unaudited interim results. The carrying amount of the Company's investment was approximately $93,000 and $92,000 as of December 31, 2023 and 2022, respectively.

Lake Area Corn Processors has an 12% investment interest in Ring-neck Energy & Feed, LLC (REF), a partnership to operate an ethanol plant in South Dakota. The net income which is reported in the Company's income statement for REF is based on REF's December 31, 2023, 2022, and 2021 audited results. The carrying amount of the Company's investment was approximately $14,725,000 and $13,227,000 as of December 31, 2023 and 2022, respectively. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $884,000. The excess is comprised of a basis adjustment of approximately $363,000 and capitalized interest of $521,000. The excess is amortized over 20 years. The amortization is recorded in equity in net income of investments.

Condensed, combined unaudited financial information of the Company's investments in RPMG, LT, GH, GEM and REF are as follows:

	12/31/2023	12/31/2022	12/31/2021

Current assets	$375,173,028	$376,111,612	$370,470,221
Other assets	152,477,137	160,018,056	179,230,853
Current liabilities	316,288,459	334,797,023	308,504,144
Long-term liabilities	22,658,176	36,462,751	44,248,272
Members' equity	188,703,530	164,869,892	196,948,658
Revenue	612,919,042	739,631,019	667,121,991
Gross Profit	76,660,052	59,547,216	112,911,725
Net Income	78,156,612	37,233,984	102,549,188

The following table shows the condensed financial information of Guardian Energy Hankinson; an investment which represents greater than 10% of the Company's assets and income as of December 31,2023.

	12/31/2023	12/31/2022	12/31/2021

Current assets	$34,890,139	$35,429,047	$43,793,006
Other assets	32,056,021	41,806,802	54,451,233
Current liabilities	52,166,375	49,708,032	34,990,527
Long-term liabilities	8,957,906	8,829,302	6,115,092
Members' equity	5,821,879	18,698,514	57,138,620
Revenue	437,055,386	468,904,462	442,502,900
Gross Profit	54,376,669	20,899,414	68,569,989
Net Income	49,123,365	22,559,896	71,815,190

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021
The following table shows the condensed financial information of Ring-neck Energy & Feed; the investment in which represents greater than 10% of the Company's assets as of December 31, 2022.

	12/31/2023	12/31/2022	12/31/2021

Current assets	$42,843,145	$46,040,175	$44,893,050
Other assets	118,819,732	116,200,396	122,727,914
Current liabilities	27,230,565	30,950,092	23,595,688
Long-term liabilities	13,700,270	27,633,449	38,133,180
Member's equity	120,732,042	103,657,030	105,892,096
Revenue	161,062,008	253,181,487	208,356,815
Gross Profit	10,867,832	26,853,394	34,061,712
Net Income	21,541,939	9,276,276	25,195,703

The Company recorded equity in net income of approximately $8,640,000, $3,704,000 and $10,170,000 from our investments for the years ended December 31, 2023, 2022 and 2021 respectively. The Company received distributions of approximately $15,763,000, $7,005,000 and $6,625,000 for our investments for the years ended December 31, 2023, 2022 and 2021 respectively. The Company has undistributed net earnings in investees of approximately $5,178,000 and $3,648,000 as of December 31, 2023 and 2022, respectively.
NOTE 6 - REVOLVING OPERATING NOTE

Dakota Ethanol has a revolving promissory note with Farm Credit Services of America (FCSA) in the amount up to $20,000,000. There is a non-use fee of 0.25% per annum on the unused portion of the note. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2025. Interest on the outstanding principal balance will accrue at 300 basis points above the Secured Overnight Financing 30-day Average Rate ("SOFR 30"). The interest rate is not subject to a floor. The rate was 8.34% at December 31, 2023. On December 31, 2023, Dakota Ethanol had $0 outstanding and $20,000,000 available to be drawn on the revolving promissory note.

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

Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $60,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $2,500,000 semi-annually starting on January 1, 2024 until the maximum balance reaches $40,000,000 on July 1, 2027. The note matures on January 1, 2030. Interest on the outstanding principal balance will accrue at 325 basis points above the SOFR 30. The interest rate is not subject to a floor. The rate was 8.59% at December 31, 2023. The note contains a non-use fee of 0.50% on the unused portion of the note. On December 31, 2023, Dakota Ethanol had $20,001,000 outstanding and $39,999,000 available to be drawn on the note.

As part of the notes, Dakota Ethanol is subject to certain restrictive covenants establishing financial reporting requirements, distribution and capital expenditure limits, minimum debt service coverage ratios, net worth and working capital requirements. The note is collateralized by substantially all assets of the Company. The note payable agreement was amended in 2023 with modifications to the requirements. The minimum working capital covenant was increased to $15,000,000 and the minimum net worth covenant was increased to $30,000,000. We are required to maintain a debt service coverage ratio of at least 1.25:1.00.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

The balances of the notes payable are as follows. The balances reflect the updated agreement:

	2023	2022
Revolving Note Payable	$—	$—
Term Note Payable	—	4,000,000
Reducing Revolving Note Payable	20,001,000	1,000
Less unamortized debt issuance costs	—	(2,771)
	20,001,000	3,998,229
Less current portion	—	(1,000,000)
	$20,001,000	$2,998,229

Principal maturities for the next five years are estimated as follows:

Years Ending December 31,	Principal
2024	$—
2025	—
2026	—
2027	—
2028	—
thereafter	20,001,000
20,001,000

NOTE 8 - EMPLOYEE BENEFIT PLANS

Dakota Ethanol maintains a 401(k) plan for the employees who meet the eligibility requirements set forth in the plan documents. Dakota Ethanol matches a percentage of the employees' contributed earnings. Employer contributions to the plan totaled approximately $160,000, $157,000 and $142,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Derivative financial instruments. Commodity futures and options contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021
measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade (CBOT) and New York Mercantile Exchange (NYMEX) markets. Over-the-counter commodity options contracts are reported at fair value utilizing Level 2 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the over-the-counter markets. Forward purchase contracts are reported at fair value utilizing Level 2 inputs. For these contracts, the Company obtains fair value measurements from local grain terminal bid values. The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based off the CBOT markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2023

Assets:
Derivative financial instruments, futures and options contracts	$289,681	$289,681	$—	$—
Forward contracts	16,878	—	16,878	—

Liabilities:
Derivative financial instruments, futures and options contracts	$200	$200	$—	$—
Forward contracts	1,114,590	—	1,114,590	—

December 31, 2022

Assets:
Derivative financial instruments, futures and options contracts	$252,450	$252,450	$—	$—
Forward contracts	922,181	—	922,181	—

Liabilities:
Derivative financial instruments, futures and options contracts	$395,300	$395,300	$—	$—
Forward contracts	435,053	—	435,053	—

During the years ended December 31, 2023 and 2022, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of December 31, 2023 and 2022, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2023 and 2022.

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
DECEMBER 31, 2023, 2022 AND 2021
The Company believes the carrying amount of cash and cash equivalents (level 1), accounts receivable (level 2), accounts payable and accruals (level 2) and short-term debt (level 2) approximates fair value.

The carrying amount of long-term obligations (level 3) at December 31, 2023 of $20,001,000 had an estimated fair value of approximately $20,001,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2022 of $4,001,000 had an estimated fair value of approximately $4,001,000.

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

Expenses related to the agreements for the purchase of electricity and natural gas were approximately $13,462,000, $13,897,000, and $12,415,000, for the years ended December 31, 2023, 2022 and 2021, respectively.

Minimum annual payments during the term of the electricity agreement are as follows:

Years Ending December 31,	Amount
2024	$1,381,722
2025	1,381,722
2026	1,381,722
2027	1,381,722
2028	1,020,536
thereafter	92,400

Ethanol Fuel Marketing Agreement - Dakota Ethanol has an agreement with RPMG, for the marketing of all ethanol produced by the plant. The agreement continues indefinitely unless terminated under terms set forth in the agreement. Based on the terms of the marketing agreement, RPMG will use commercially reasonable efforts to obtain the best price for all ethanol sold subject to the terms of the marketing agreement. RPMG shall have discretion to determine the price, terms and conditions of the sale of ethanol that is sold and marketed as indexed gallons.

Distiller's Grain Marketing Agreement - Dakota Ethanol has an agreement with RPMG, for the marketing of all distiller's dried grains produced by the plant. The agreement continues indefinitely unless terminated under terms set forth in the agreement.

Corn Oil Marketing Agreement - Dakota Ethanol has an agreement with RPMG, for the marketing of all corn oil produced by the plant. The agreement continues indefinitely unless terminated under terms set forth in the agreement.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

Revenues and marketing fees related to the agreements are as follows:

	Years Ended December 31,
	2023	2022	2021

Revenues ethanol	$212,497,680	$209,721,622	$203,807,925
Revenues distillers grains	13,268,415	15,980,263	13,971,006
Revenues corn oil	17,971,900	20,053,909	14,330,754

Marketing fees ethanol	$230,553	$293,253	$267,348
Marketing fees distillers grains	61,817	67,294	65,651
Marketing fees corn oil	60,618	54,022	50,631
Agreements
On June 24, 2022, Dakota Ethanol, LLC, entered into the Precedent Agreement West Leg 2023 Expansion between Northern Natural Gas Company and Dakota Ethanol (the "West Leg Agreement"). Pursuant to the West Leg Agreement, Dakota Ethanol will receive additional firm commitment natural gas transportation services. In order to secure these firm commitment natural gas transportation services, Dakota Ethanol to paid Northern Natural Gas Company a contribution to the cost of constructing certain additional natural gas pipeline and storage facilities. Dakota Ethanol's contribution was $8,890,000. For a period of five years beginning on November 1, 2023, Dakota Ethanol is entitled to a firm natural gas commitment of 7,000 decatherms per day during the winter months (between November 1 and March 31 each year), and firm commitment of 4,340 decatherms per day during the summer months. The payments and escrow account to Northern Natural Gas are included in other assets on the consolidated balance sheet.
From time to time in the normal course of business, the Company can be subject to litigation based on its operations. There is no current litigation nor any litigation that is considered probable at this time.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. Corn purchases from these related parties during the fiscal years ended December 31, 2023, 2022 and 2021 totaled approximately $2,233,000, $1,964,000 and $2,139,000, respectively. As of December 31, 2023 and 2022, the Company had no outstanding obligations to these related parties.
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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

NOTE 13 - QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Year ended December 31, 2023
Total revenues	$77,841,106	$74,179,247		$66,916,014	$61,504,595
Gross profit	3,898,593	5,831,008		14,277,361	11,707,329
Income from operations	2,447,091	4,527,864		13,022,025	9,884,316
Net income	3,417,060	8,628,786		16,114,768	14,220,779
Basic and diluted earnings per unit	0.12	0.29	.	0.54	0.48

Year ended December 31, 2022
Total revenues	$64,450,894	$75,437,299		$74,210,499	$68,466,005
Gross profit	2,692,799	8,835,660		7,401,848	7,923,409
Income from operations	1,444,920	7,683,645		6,133,380	6,637,150
Net income	1,665,199	11,122,974		6,509,692	8,004,092
Basic and diluted earnings per unit	0.06	0.38		0.22	0.26

Year ended December 31, 2021
Total revenues	$48,615,653	$64,238,127		$63,794,494	$82,341,329
Gross profit (loss)	6,957,219	9,468,054		9,041,115	26,247,600
Income (loss) from operations	5,706,085	8,191,959		7,791,872	24,593,778
Net income (loss)	6,535,530	10,058,652		8,812,557	31,679,547
Basic and diluted earnings (loss) per unit	0.22	0.34		0.30	1.07

NOTE 14 - PARENT FINANCIAL STATEMENTS

The following financial information represents the unconsolidated financial statements of Lake Area Corn Processors, LLC as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021. The Company's ability to receive distributions from its wholly owned subsidiary, Dakota Ethanol, LLC, is based on the terms and conditions set forth in the Fifth Amendment to its credit agreement with Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA. Under the Fifth Amendment, if no event of default or potential default exists, Dakota Ethanol may make distributions so long as the Company's working capital stays above $20,000,000 post distribution.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

The unconsolidated balance sheet is as follows:

LAKE AREA CORN PROCESSORS, LLC
UNCONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$92,223	$114,718
Prepaid expenses	4,700	4,700
Total current assets	96,923	119,418

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investment in Dakota Ethanol	72,201,447	82,253,625
Investments - other	52,707,140	15,188,797
Total other assets	135,304,353	107,838,188

TOTAL ASSETS	$135,401,276	$107,957,606

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	7,847	—
Accounts Payable	—	9,600
Total current liabilities	7,847	9,600

LONG-TERM LIABILITIES
Total long-term liabilities	—	—

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	135,393,429	107,948,006

TOTAL LIABILITIES AND MEMBERS' EQUITY	$135,401,276	$107,957,606

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021
The unconsolidated statement of operation is as follows:

LAKE AREA CORN PROCESSORS, LLC
UNCONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
EQUITY IN NET INCOME OF CONSOLIDATED SUBSIDIARY	$33,858,889	$23,985,264	$47,366,330
OPERATING EXPENSES	119,948	55,829	83,659
INCOME FROM OPERATIONS	33,738,941	23,929,435	47,282,671
OTHER INCOME (EXPENSE)
Interest and other income	12,549	35,219	7,112
Equity in net income of investments	8,629,903	3,337,303	9,796,503
Total other income	8,642,452	3,372,522	9,803,615
NET INCOME	$42,381,393	$27,301,957	$57,086,286

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021
The unconsolidated statement of cash flows is as follows:

LAKE AREA CORN PROCESSORS, LLC
UNCONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
OPERATING ACTIVITIES
Net income	$42,381,393	$27,301,957	$57,086,286
Adjustments to reconcile net income to net cash provided by operating activities
Distributions in excess of earnings (earnings in excess of distributions) from investments	6,681,282	5,892,697	(3,346,503)
Equity in (net income) of consolidated subsidiary	(33,834,262)	(23,985,264)	(47,366,330)
(Increase) decrease in
Accounts receivable - subsidiary	—	—	(2,500,000)
Prepaid expenses	—	(4,700)	24,542
Increase (decrease) in
Accounts payable	(9,600)	9,600	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	15,218,813	9,214,290	3,897,995

INVESTING ACTIVITIES
Distributions received from consolidated subsidiary	43,886,439	23,602,000	5,050,744
Purchase of investments	(44,199,624)	—	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	(313,185)	23,602,000	5,050,744

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	7,847	—	—
Distributions to members	123	(32,822,816)	(8,886,000)
NET CASH USED FOR FINANCING ACTIVITIES	—	(32,822,816)	(8,886,000)

NET INCREASE (DECREASE) IN CASH,CASH EQUIVALENTS, AND RESTRICTED CASH	14,905,628	(6,526)	62,739

CASH,CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	114,718	121,244	58,505

CASH,CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$15,020,346	$114,718	$121,244

NOTE 15 - SUBSEQUENT EVENTS

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

During January 2024, Dakota Ethanol committed to the agreements for the design and construction of a distillers corn oil extraction and distillation equipment. The value of the agreements are approximately $11.8 million. The projects are expected to be completed during the fourth quarter of 2024.
During March 2024, the Company declared a distribution to its members of $8,886,000, or $0.30 per capital unit, to unit holders of record as of January 1, 2024.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2023.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting.

    There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2023 which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

    None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

    Not Applicable.

PART III

ITEM 10.     MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

    The information required by this Item is incorporated by reference to the definitive information statement from our 2024 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2023 fiscal year end on December 31, 2023. This information statement is referred to in this report as the 2024 Information Statement.

ITEM 11.     EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated by reference to the 2024 Information Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

    The information required by this Item is incorporated by reference to the 2024 Information Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE.

    The information required by this Item is incorporated by reference to the 2024 Information Statement.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The information required by this Item is incorporated by reference to the 2024 Information Statement.

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

(3)                                  The exhibits we have filed herewith or incorporated by reference herein are identified in the Exhibit Index set forth below.

    The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.2	Amended and restated operating agreement of the registrant.		Filed as Exhibit 3.6 on the registrant's Form 10-K filed with the Commission on March 31, 2005 and incorporated by reference herein.
3.3	First amendment to the amended and restated operating agreement of the registrant.		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on March 19, 2007 and incorporated by reference herein.
3.4	Third Amendment to the Third Amended and Restated Operating Agreement of Lake Area Corn Processors, LLC dated January 9, 2018		Filed as Exhibit 99.1 on the registrant's Form 8-K filed with the Commission on January 10, 2018 and incorporated by reference herein.
4.1	Description of Securities Registered under Section 12 of the Exchange Act of 1934		Filed as Exhibit 4.1 on the registrant's Form 10-K filed with the Commission on March 3, 2022 and incorporated by reference herein.
10.1	Distillers Grains Marketing Agreement dated July 15, 2008 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2008 and incorporated by reference herein.
10.2	Contribution Agreement between Renewable Products Marketing Group, LLC and Dakota Ethanol, L.L.C. dated April 1, 2007.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2007 and incorporated by reference herein.
10.3	Addendum to Water Purchase Agreement dated February 28, 2007 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-K filed with the Commission on March 30, 2007.
10.4	Risk Management Agreement dated November 28, 2005 between FCStone, LLC and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 8-K filed with the Commission on December 2, 2005 and incorporated by reference herein.
10.5	Employment Agreement between Scott Mundt and Dakota Ethanol, L.L.C. dated April 1, 2009		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 15, 2009 and incorporated by reference herein.
10.6	First Amended and Restated Construction Loan Agreement dated June 18, 2009 between First National Bank of Omaha and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.7	Corn Oil Marketing Agreement dated August 11, 2009 between RPMG, Inc. and Dakota Ethanol, L.L.C. +		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 12, 2009 and incorporated by reference herein.
10.8	First Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.9	Long Term Reducing Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.		Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.

10.10	Operating Line of Credit Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 13, 2010.	Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 13, 2010 and incorporated by reference herein.
10.11	Member Ethanol Fuel Marketing Agreement between Dakota Ethanol, LLC and RPMG, Inc. dated March 26, 2010. +	Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on March 30, 2011 and incorporated by reference herein.
10.12	Second Amendment of First Amended and Restated Construction Loan Agreement dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.13	Operating Line of Credit First Amended and Restated Revolving Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.	Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.14	Long Term Reducing Revolver First Amended and Restated Promissory Note dated May 12, 2011 between Dakota Ethanol, L.L.C. and First National Bank of Omaha.	Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on August 11, 2011 and incorporated by reference herein.
10.15	Third Amendment of First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.16	Second Amended and Restated Revolving Promissory Note (Operating Line of Credit) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.17	Second Amended and Restated Promissory Note (Long Term Reducing Revolver) between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2012.	Filed as Exhibit 10.3 on the registrant's Form 10-Q filed with the Commission on May 14, 2012 and incorporated by reference herein.
10.18	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Dakota Ethanol, L.L.C. dated August 27, 2012. +	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2012 and incorporated by reference herein.
10.19	Fourth Amendment to First Amended and Restated Construction Loan Agreement between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.20	Third Amended and Restated Revolving Promissory Note between Dakota Ethanol, L.L.C. and First National Bank of Omaha dated May 1, 2013.	Filed as Exhibit 10.2 on the registrant's Form 10-Q filed with the Commission on May 13, 2013 and incorporated by reference herein.
10.21	Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated May 15, 2013.	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 13, 2013 and incorporated by reference herein.
10.22	First Amendment to Credit Agreement between Farm Credit Services of America and Dakota Ethanol, L.L.C. dated November 20, 2013.	Filed as Exhibit 10.22 on the registrant's Form 10-K filed with the Commission on February 27, 2014 and incorporated by reference herein.
10.23	Second Amendment to Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C. dated November 12, 2014	Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 13, 2014 and incorporated by reference herein.
10.24	2015 Water Purchase Agreement dated December 17, 2014 between Big Sioux Community Water Systems, Inc. and Dakota Ethanol, L.L.C.	Filed as Exhibit 10.24 on the registrant's Form 10-K filed with the Commission on February 26, 2015 and incorporated by reference herein.

10.25	Third Amendment to Credit Agreement dated May 4, 2015 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on May 14, 2015 and incorporated by reference herein.
10.26	Fourth Amendment to Credit Agreement dated October 28, 2016 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 14, 2016 and incorporated by reference herein.
10.27	Fifth Amendment to Credit Agreement dated August 1, 2017 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 11, 2017 and incorporated by reference herein.
10.28	Master Agreement between Owner and Nelson Engineering, Inc. dated November 30, 2017.		Filed as Exhibit 10.28 on the registrant's Form 10-K filed with the Commission on March 2, 2018 and incorporated by reference herein.
10.29	Amended and Restated Credit Agreement dated February 2, 2018 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.29 on the registrant's Form 10-K filed with the Commission on March 2, 2018 and incorporated by reference herein.
10.30	First Amendment to Amended and Restated Credit Agreement dated December 14, 2018 between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.30 on the registrant's Form 10-K filed with the Commission on February 28, 2019 and incorporated by reference herein.
10.31	Second Amendment to Amended and Restated Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 14, 2019 and incorporated by reference herein.
10.32	Third Amendment to Amended and Restated Credit Agreement between Farm Credit Services of America, PCA and Farm Credit Services of America FLCA and Dakota Ethanol, L.L.C.		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 14, 2020 and incorporated by reference herein.
10.33	Fourth Amendment to Amended and Restated Credit Agreement dated October 11, 2021		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 12, 2021 and incorporated by reference herein.
10.34	Precedent Agreement - West Leg 2023 Expansion between Northern Natural Gas Company and Dakota Ethanol, LLC dated June 6, 2022		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on August 15, 2022 and incorporated by reference herein.
10.35	Fifth Amendment to Amended and Restated Credit Agreement between Dakota Ethanol, LLC and Farm Credit Services of America, PCA and Farm Credit Services of America, FLCA dated September 27, 2023		Filed as Exhibit 10.1 on the registrant's Form 10-Q filed with the Commission on November 14, 2023 and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X	Filed herewith
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).
+ Confidential Treatment Requested
** Furnished herewith.

ITEM 16.     FORM 10-K SUMMARY.

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE AREA CORN PROCESSORS, LLC

Date:	March 7, 2024	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 7, 2024	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 7, 2024	/s/ Ronald Alverson
Ronald Alverson, Manager

Date:	March 7, 2024	/s/ Todd Brown
Todd Brown, Manager

Date:	March 7, 2024	/s/ Randy Hansen
Randy Hansen, Manager

Date:	March 7, 2024	/s/ Rick Kasperson
Rick Kasperson, Manager

Date:	March 7, 2024	/s/ Marty Thompson
Marty Thompson, Manager

Date:	March 7, 2024	/s/ Wayne Backus
Wayne Backus, Manager

Date:	March 7, 2024	/s/ Dave Wolles
Dave Wolles, Manager