Form 10-K/A
period 2023-12-31
LAKE AREA CORN PROCESSORS LLC
filed 2024-03-12
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Lake Area Corn Processors, LLC (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2024. The amendment needed is contained in Item 8-Financial Statements and Supplementary Data. The changes are limited solely to financial footnote 14, “Parent Financial Statements” in which the distributions to members line item contained in the Unconsolidated Statements of Cashflows for the year ended December 31, 2023 is corrected from 123 to (14,935,970) consistent with the basic financial statement cash flow. The corresponding subtotals and ending cash were also updated to reflect this correction. Such numbers were inadvertently and mistakenly changed just prior to filing.

Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

The Company has attached to this Amended 10-K updated certifications executed as of the date of this Amended 10-K by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1/31 .2 and 32.1/32.2 to this Amended 10-K.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021
The unconsolidated statement of cash flows is as follows:

LAKE AREA CORN PROCESSORS, LLC
UNCONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
OPERATING ACTIVITIES
Net income	$42,381,393	$27,301,957	$57,086,286
Adjustments to reconcile net income to net cash provided by operating activities
Distributions in excess of earnings (earnings in excess of distributions) from investments	6,681,282	5,892,697	(3,346,503)
Equity in (net income) of consolidated subsidiary	(33,834,262)	(23,985,264)	(47,366,330)
(Increase) decrease in
Accounts receivable - subsidiary	—	—	(2,500,000)
Prepaid expenses	—	(4,700)	24,542
Increase (decrease) in
Accounts payable	(9,600)	9,600	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	15,218,813	9,214,290	3,897,995

INVESTING ACTIVITIES
Distributions received from consolidated subsidiary	43,886,439	23,602,000	5,050,744
Purchase of investments	(44,199,624)	—	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	(313,185)	23,602,000	5,050,744

FINANCING ACTIVITIES
Outstanding checks in excess of bank balance	7,847	—	—
Distributions to members	(14,935,970)	(32,822,816)	(8,886,000)
NET CASH USED FOR FINANCING ACTIVITIES	(14,928,123)	(32,822,816)	(8,886,000)

NET INCREASE (DECREASE) IN CASH,CASH EQUIVALENTS, AND RESTRICTED CASH	(22,495)	(6,526)	62,739

CASH,CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	114,718	121,244	58,505

CASH,CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$92,223	$114,718	$121,244

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

LAKE AREA CORN PROCESSORS, LLC

Date:	March 11, 2024	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 11, 2024	/s/ Rob Buchholtz
Rob Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)