Form 10-Q
period 2024-03-31
LAKE AREA CORN PROCESSORS LLC
filed 2024-05-14
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
March 31, 2024
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

As of May 14, 2024, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2024	December 31, 2023*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,955,308	$36,773,989
Accounts receivable	7,466,987	6,142,700
Inventory	13,673,743	14,673,710
Derivative financial instruments	1,196,028	1,155,157
Prepaid and other expenses	2,550,386	2,741,191
Total current assets	26,842,452	61,486,747

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,763,023	8,763,023
Buildings	9,316,576	9,316,576
Equipment	108,153,235	108,135,828
Construction in progress	4,630,645	890,881
	131,737,952	127,980,781
Less accumulated depreciation	(70,532,125)	(69,149,798)
Net property and equipment	61,205,827	58,830,983

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	55,198,745	55,233,080
Other	6,997,873	7,437,578
Total other assets	72,592,384	73,066,424

TOTAL ASSETS	$160,640,663	$193,384,154

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	March 31, 2024	December 31, 2023*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$3,706,838	$2,670,403
Accounts payable	7,372,894	33,370,759
Accrued liabilities	745,830	833,973
Derivative financial instruments	679,940	1,114,590
Total current liabilities	12,505,502	37,989,725

LONG-TERM LIABILITIES
Notes payable	19,441,278	20,001,000
Total long-term liabilities	19,441,278	20,001,000

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	128,693,883	135,393,429

TOTAL LIABILITIES AND MEMBERS' EQUITY	$160,640,663	$193,384,154

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

REVENUES	$46,647,681	$77,841,106

COSTS OF REVENUES	44,072,041	73,942,513

GROSS PROFIT	2,575,640	3,898,593

OPERATING EXPENSES	1,261,870	1,451,502

INCOME FROM OPERATIONS	1,313,770	2,447,091

OTHER INCOME (EXPENSE)
Interest and other income	143,388	196,465
Equity in net income of investments	986,266	863,795
Interest expense	(85,770)	(90,291)
Total other income	1,043,884	969,969

NET INCOME	$2,357,654	$3,417,060

BASIC AND DILUTED EARNINGS PER UNIT	$0.08	$0.12

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$0.30	$—

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - December 31, 2022	$107,948,006

Net income for the three-month period ended March 31, 2023	3,417,060

Member distributions	(125,970)

Balance - March 31, 2023	111,239,096

Members' Equity

Balance - December 31, 2023	$135,393,429

Net income for the three-month period ended March 31, 2024	2,357,654

Member distributions	(9,057,200)

Balance - March 31, 2024	128,693,883

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

OPERATING ACTIVITIES
Net income	$2,357,654	$3,417,060
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	2,748,607	1,398,163
Distributions in excess of earnings (earnings in excess of distributions) from investments	(884,999)	(863,795)
(Increase) decrease in
Accounts receivable	(1,324,287)	(6,960,581)
Inventory	999,967	6,539,993
Prepaid and other expenses	190,805	159,728
Derivative financial instruments	(475,520)	1,646,205
Increase (decrease) in
Accounts payable	(26,012,806)	(26,287,473)
Accrued liabilities	(88,143)	(147,810)
NET CASH USED IN OPERATING ACTIVITIES	(22,488,722)	(21,098,510)

INVESTING ACTIVITIES
Natural gas transportation prepayment	—	(3,556,000)
Purchase of property and equipment	(3,742,231)	(1,009,581)
NET CASH USED IN INVESTING ACTIVITIES	(3,742,231)	(4,565,581)

FINANCING ACTIVITIES
Increase (decrease) in outstanding checks in excess of bank balance	1,036,435	(371,867)
Borrowings on notes payable	14,440,278	5,949,000
Payments on notes payable	(15,000,000)	(5,949,000)
Distributions paid to members	(9,057,200)	(125,970)
NET CASH USED IN FINANCING ACTIVITIES	(8,580,487)	(497,837)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(34,811,440)	(26,161,928)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	37,329,032	27,004,205

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,517,592	$842,277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $26,094 and $2,480 in 2024 and 2023, respectively.	$150,338	$75,768
Capital expenditures in accounts payable	14,940	—

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2024 AND 2023

NOTE 1    .    NATURE OF OPERATIONS

Principal Business Activity

Lake Area Corn Processors, LLC, (the "Company") is a South Dakota limited liability company.

The Company owns and manages Dakota Ethanol, LLC, a South Dakota limited liability company ("Dakota Ethanol"), a 100 million-gallon (annual nameplate capacity) ethanol plant, located near Wentworth, South Dakota. Dakota Ethanol sells ethanol and related products to customers located in North America.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2023, contained in the Company's annual report on Form 10-K/A for 2023 filed with the SEC on March 12, 2024.

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
MARCH 31, 2024 AND 2023

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended March 31
	2024	2023

Revenues ethanol	$32,612,279	$58,403,869
Revenues distillers grains	10,861,022	14,609,329
Revenues distillers corn oil	3,174,380	4,827,908
	$46,647,681	$77,841,106

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company has no significant contract assets or contract liabilities from contracts with customers at March 31, 2024 and December 31, 2023.

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

Electricity, raw materials expense (chemicals and denaturant), direct labor costs, and shipping costs on distillers grains are included in cost of revenues.

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
MARCH 31, 2024 AND 2023

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of demand accounts and other accounts with original maturities of three months or less that provide withdrawal privileges. Restricted cash is subject to a contractual restriction and not readily available in accordance with the terms of the West Leg agreement. See Note 9 for further details.

	March 31, 2023	December 31, 2023

Cash and Cash Equivalents	$1,955,308	$36,773,989
Restricted Cash (included in other assets)	562,284	555,043
Total Cash, Cash Equivalents, and Restricted Cash	$2,517,592	$37,329,032

Receivables and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within fifteen days from the invoice date. Unpaid accounts receivable with invoice dates over thirty days old bear interest at 1.5% per month. Accounts receivable are stated at the amount billed to the customer and adjusted if payment is thirty (30) days past due. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was determined to be immaterial as of March 31, 2024 and December 31, 2023.

Investment in commodities contracts, derivative instruments and hedging activities

The Company is exposed to certain risks related to its ongoing business operations including price risks on anticipated purchases of corn, natural gas, the sale of ethanol, distillers grains and distillers corn oil.  The Company manages these risks by using forward, future and option derivative instruments.

The Company is subject to market risk with respect to the price and availability of corn since corn is the principal raw material the Company uses to produce ethanol and ethanol by-products.  In general, unfavorable market conditions for the Company result from rising corn prices.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn are subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture, international trade and global demand and supply. Additionally, the crisis in Ukraine may effect the price of corn, and by extension, our business.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of March 31, 2024, the Company was committed to purchasing approximately 4.0 million bushels of corn on a forward contract basis with an average price of $4.26 per bushel. These corn purchases represent approximately 12% of our projected plant corn usage for the next 12 months.

The Company has 403,000 bushels of corn inventory delivered under delayed-pricing contracts. These contracts have various pricing deadlines through August 30, 2024. The Company is subject to risk of changes in the corn market because the price of these bushels of corn will not be set until they are priced.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2024 AND 2023

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At March 31, 2024, the Company is committed to purchasing approximately 1,100,000 MMBtus of natural gas with an average price of $3.51 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent approximately 52% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At March 31, 2024, the Company was committed to selling approximately 24,400 dry equivalent tons of distillers grains with an average price of $181 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 11% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At March 31, 2024, the Company was committed to selling approximately 2.7 million pounds of distillers corn oil with an average price of $0.46 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 8% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of March 31, 2024.

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

Derivatives not designated as hedging instruments at March 31, 2024 and December 31, 2023 were as follows:

	Balance Sheet Classification	March 31, 2024	December 31, 2023*

Corn forward contracts in gain position		$111,932	$16,878
Futures and Options contracts in gain position		133,250	289,681
Futures and Options contracts in loss position		(657,950)	(200)
Total forward, futures and options contracts		(412,768)	306,359
Cash held by broker		1,608,796	848,798
	Current Assets	$1,196,028	$1,155,157

Corn forward contracts in loss position	Current Liabilities	$(679,640)	$(1,114,590)

*Derived from audited financial statements

Futures and options contracts and cash held by broker are all with one party and the right of offset exists. Therefore, on the balance sheet, these items are netted in one balance regardless of position.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2024 AND 2023

Forward contracts are with multiple parties and the right of offset does not exist. Therefore, these contracts are reported at the gross amounts on the balance sheet.

Gains and losses related to derivative contracts related to corn and natural gas are included as a component of costs of revenues.

	Statement of Operations	Three Months Ended March 31,
	Classification	2024	2023
Net realized and unrealized gains (losses) related to purchase contracts:
Futures and Options contracts	Cost of Revenues	$1,546,049	$1,317,655
Forward contracts	Cost of Revenues	(2,303,093)	(2,095,875)

Investments

The Company has investment interests in five companies in related industries. Four of these interests are at ownership shares of less than 20%. One of the investments exceeds a 20% ownership interest. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's statements of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. See Note 5 - Investments for additional details.

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill, which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized, if necessary, for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2023 or through March 31, 2024 on the basis that no triggering events were noted.

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

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31, 2024, ethanol sales averaged approximately 70% of total revenues, while approximately 23% of revenues were generated from the sale of distillers grains and 7% of revenues were generated from the sale of corn oil. For the three months ended March 31, 2024, corn costs averaged approximately 77% of the cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, unleaded gasoline and the petroleum

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2024 AND 2023

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

NOTE 3.    SEGMENTS

The Company reports its financial and operating performance in two segments: (1) production, which includes the manufacture and marketing of fuel-grade ethanol and co-products of the ethanol production process and (2) ethanol producing equity method investments, which consists of the aggregation of the Company's two equity method operating segments of investment in Guardian Hankinson, LLC, a Delaware limited liability company and Ring-neck Energy & Feed, LLC, a South Dakota limited liability company. The Company discloses its other identified operating segments in an all other category, which consists of the Company's investments in Renewable Products Marketing Group, LLC, a Minnesota limited liability company, Lawrenceville Tank, LLC, a Delaware limited liability company, and Guardian Energy Management, LLC, a Delaware limited liability company.

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

The following tables set forth certain financial data for the Company's reportable segments:

	Three Months Ended
	March 31, 2024	March 31, 2023
	unaudited	unaudited
Net Sales
Production	$46,647,681	$77,841,106
Ethanol Producing Equity Method Investments	119,921,620	162,621,455
All Other	3,536,643	4,338,014
Total	170,105,944	244,800,575
Reconciliation	(123,458,263)	(166,959,469)

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2024 AND 2023

	Three Months Ended
	March 31, 2024	March 31, 2023
	unaudited	unaudited
Consolidated	$46,647,681	$77,841,106

Gross Profit
Production	$2,575,640	$3,898,593
Ethanol Producing Equity Method Investments	17,354,200	12,538,070
All Other	2,280,877	2,903,760
Total	22,210,717	19,340,423
Reconciliation	(19,635,077)	(15,441,830)
Consolidated	$2,575,640	$3,898,593

Net Income:
Production	$2,357,654	$3,417,060
Ethanol Producing Equity Method Investments	6,252,255	6,268,544
All Other	1,067,708	1,206,647
Total	9,677,617	10,892,251
Reconciliation	(7,319,963)	(7,475,191)
Consolidated	$2,357,654	$3,417,060

	March 31, 2024	December 31, 2023
	unaudited	audited
Total Assets
Production	$160,640,663	$193,384,154
Ethanol Producing Equity Method Investments	201,249,521	228,609,037
All Other	366,775,498	299,041,128
Total	728,665,682	721,034,319
Reconciliation	(568,025,019)	(527,650,165)
Consolidated	$160,640,663	$193,384,154

NOTE 4.     INVENTORY

Inventory consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023*
Raw materials	$7,706,659	$8,558,268
Finished goods	2,563,400	2,853,609
Work in process	1,238,783	1,337,989
Parts inventory	2,164,901	1,923,844
	$13,673,743	$14,673,710
*Derived from audited financial statements.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2024 AND 2023

As of March 31, 2024 and December 31, 2023, the Company recorded a lower of cost or net realizable value write-down on inventory of approximately $17,000 and $29,000, respectively.

NOTE 5.    INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC, a Minnesota limited liability company ("RPMG").  The net income, which is reported in the Company’s income statement for RPMG is based on RPMG’s March 31, 2024 unaudited interim results. The carrying amount of the Company’s investment was approximately $2,346,000 and $2,317,000 as of March 31, 2024 and December 31, 2023, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC ("LT"), a Delaware limited liability company which has a purpose to construct and operate an ethanol storage terminal in Georgia.  The net income, which is reported in the Company’s income statement for LT, is based on LT’s March 31, 2024 unaudited interim results. The carrying amount of the Company’s investment was approximately $266,000 and $209,000 as of March 31, 2024 and December 31, 2023, respectively.

Lake Area Corn Processors had a 10% investment interest in Guardian Hankinson, LLC (GH), a Delaware limited liability company which operates an ethanol plant in North Dakota. On September 29, 2023 the Company purchased additional units of GH increasing our ownership percentage of GH to 27%. The net income, which is reported in the Company’s income statement for GH, is based on GH’s March 31, 2024 unaudited interim results. The carrying amount of the Company’s investment was approximately $38,464,000 and $37,424,000 as of March 31, 2024 and December 31, 2023, respectively. The carrying amount of investment exceeds the underlying equity in net assets by approximately $38,854,000. The excess is comprised of basis adjustment. The Company determined the excess would be amortized over 10 years. The amortization is recorded in equity in net income of investments.

Lake Area Corn Processors has a 20% investment interest in Guardian Energy Management, LLC (GEM), a Delaware limited liability company which provides management services to ethanol plants.The net income which is reported in the Company’s income statement for GEM, is based on GEM’s March 31, 2024 unaudited interim results. The carrying amount of the Company’s investment was approximately $93,000 as of both March 31, 2024 and December 31, 2023.

Lake Area Corn Processors has a 12% investment interest in Ring-neck Energy and Feed, LLC (REF), a South Dakota limited liability company which operates an ethanol plant in South Dakota.  The net income, which is reported in the Company’s income statement for REF, is based on REF’s March 31, 2024 unaudited interim results. The carrying amount of the Company’s investment was approximately $14,029,000 and $14,725,000 as of March 31, 2024 and December 31, 2023, respectively. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $869,000. The excess is comprised of a basis adjustment of approximately $357,000 and capitalized interest of $512,000. The excess is amortized over 20 years. The amortization is recorded in equity in net income of investments.

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF are as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2024 AND 2023

Balance Sheet	March 31, 2024	December 31, 2023
Current Assets	$313,394,073	$375,173,028
Other Assets	254,630,946	152,477,137
Current Liabilities	214,541,617	316,288,459
Long-term Liabilities	172,575,338	22,658,176
Members' Equity	180,908,064	188,703,530

	Three Months Ended
Income Statement	March 31, 2024	March 31, 2023
Revenue	$123,458,263	$166,959,469
Gross Profit	19,635,077	15,441,830
Net Income	7,317,663	7,458,774

The following table shows the condensed financial information of Guardian Hankinson, LLC, a Delaware limited liability company; an investment which represents greater than 10% of the Company's assets and income as of March 31, 2024.

Balance Sheet	March 31, 2024	December 31, 2023
Current Assets	$31,072,427	$34,890,139
Other Assets	32,307,537	32,056,021
Current Liabilities	42,138,342	52,166,375
Long-term Liabilities	8,150,579	8,957,906
Members' Equity	13,091,043	5,821,879

	Three Months Ended
Income Statement	March 31, 2024	March 31, 2023
Revenue	$73,438,982	$112,936,798
Gross Profit	8,730,953	5,339,374
Net Income	7,269,165	4,007,369

The following table shows the condensed financial information of Ring-neck Energy & Feed, LLC, a South Dakota limited liability company; an investment which represents greater than 10% of the Company's assets as of March 31, 2024.

Balance Sheet	March 31, 2024	December 31, 2023
Current Assets	$21,449,985	$42,843,145
Other Assets	116,419,572	118,819,732
Current Liabilities	13,799,315	27,230,565
Long-term Liabilities	13,069,718	13,700,270
Members' Equity	111,000,524	120,732,042

	Three Months Ended
Income Statement	March 31, 2024	March 31, 2023
Revenue	$46,482,638	$49,684,657
Gross Profit	8,623,247	7,198,696
Net Income (loss)	(1,016,910)	2,261,175

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2024 AND 2023

The Company recorded equity in net income at approximately $1,920,000 and $864,000 from our investments for the three months ended March 31, 2024, and 2023, respectively.

During July of 2023, Ring-neck Energy & Feed, LLC experienced a fire at their plant that interrupted operations. The Company has analyzed the potential effects on the long-term performance of its investment in Ring-Neck Energy & Feed, LLC and determined the impact is a temporary interruption and therefore does not require any asset impairment at this time. Operations resumed to full capacity in November of 2023.

NOTE 6.    REVOLVING PROMISSORY NOTE

Dakota Ethanol has a revolving promissory note with Farm Credit Services of America (FCSA) in an amount up to $20,000,000. There is a non-use fee of 0.25% per annum on the unused portion of the note. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2025. Interest on the outstanding principal balance accrues at 300 basis points above the Secured Overnight Financing 30-day Average Rate ("SOFR 30"). The interest rate is not subject to a floor. The rate was 8.32% at March 31, 2024. On March 31, 2024 Dakota Ethanol had $6,440,278 outstanding and $13,559,722 available to be drawn on the revolving promissory note.

NOTE 7.    LONG-TERM NOTES PAYABLE

Dakota Ethanol had a term note from FCSA in the amount of $8,000,000. Dakota Ethanol made monthly interest payments and annual principal payments of $1,000,000. The note was set to mature on August 1, 2025. Interest on the outstanding principal balance accrued at 325 basis points above the SOFR 30. The interest rate was not subject to a floor. The balance of the term note was paid off in its entirety in July 2023.

Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $60,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $2,500,000 semi-annually starting on January 1, 2024 until the maximum balance reaches $40,000,000 on July 1, 2027. The note matures on January 1, 2030. Interest on the outstanding principal balance will accrue at 325 basis points above the SOFR 30. The interest rate is not subject to a floor. The rate was 8.57% at March 31, 2024. The note contains a non-use fee of 0.50% on the unused portion of the note. On March 31, 2024 Dakota Ethanol had $13,001,000 outstanding and $44,499,000 available to be drawn on the note.

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

The balances of the notes payable are as follows. The balances reflect the updated agreement:

	March 31, 2024	December 31, 2023
Revolving Note Payable	$6,440,278	$—
Term Note Payable	—	—
Reducing Revolving Note Payable	13,001,000	20,001,000
	19,441,278	20,001,000
Less current portion	—	—
	$19,441,278	$20,001,000
*Derived from audited financial statements

Principal maturities for the next five years are estimated as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2024 AND 2023

Periods Ending March 31,	Principal
2025	$—
2026	6,440,278
2027	—
2028	—
2029	—
thereafter	13,001,000
$19,441,278

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
March 31, 2024

Assets:
Derivative financial instruments, futures and options contracts	$133,250	$133,250	$—	$—
Forward contracts	$111,932	$—	$111,932	$—

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2024 AND 2023

Liabilities:
Derivative financial instruments, futures and options contracts	$657,950	$657,950	$—	$—
Forward contracts	$679,640	$—	$679,640	$—

December 31, 2023*

Assets:
Derivative financial instruments, futures and options contracts	$289,681	$289,681	$—	$—
Forward contracts	$16,878	$—	$16,878	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$200	$200	$—	$—
Forward contracts	$1,114,590	$—	$1,114,590	$—

*Derived from audited financial statements.

During the three months ended March 31, 2024, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of March 31, 2024 and December 31, 2023, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2024 and December 31, 2023.

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

The carrying amount of long-term obligations (level 3) at March 31, 2024 of $19,441,278 had an estimated fair value of approximately $19,441,278 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2023 of $20,001,000 had an estimated fair value of approximately $20,001,000.

NOTE 9 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Capital Expenditures - Dakota Ethanol has committed to a contract for the construction of distillers corn oil extraction equipment. The value of the construction is approximately $9.5 million, of which approximately $6.7 million is outstanding as of March 31, 2024. The Company has also committed to a contract for the replacement of distillation equipment. The value of the construction is approximately $2.3 million, of which approximately $1.6 million is outstanding as of March 31, 2024. The projects are expected to be completed during the fourth quarter of 2024. Dakota Ethanol has committed to an agreement for the resurfacing on all gravel roadways to concrete around the plant. The value of the agreement is approximately $1.5 million. The project is expected to be completed during the third quarter of 2024.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2024 AND 2023

Agreements
On June 24, 2022, Dakota Ethanol entered into the Precedent Agreement West Leg 2023 Expansion with Northern Natural Gas Company (the "West Leg Agreement"). Pursuant to the West Leg Agreement, Dakota Ethanol will receive additional firm commitment natural gas transportation services. In order to secure these firm commitment natural gas transportation services, Dakota Ethanol agreed to pay Northern Natural Gas Company a contribution to the cost of constructing certain additional natural gas pipeline and storage facilities. Dakota Ethanol's contribution is estimated to be $8,890,000 which has been paid in its entirety as of September 30, 2023. For a period of five years beginning on November 1, 2023, Dakota Ethanol is entitled to a firm natural gas commitment of 7,000 decatherms per day during the winter months (between November 1 and March 31 each year), and a firm commitment of 4,340 decatherms per day during the summer months. The payments to Northern Natural Gas are included in "other assets" on the consolidated balance sheet.
From time to time in the normal course of business, the Company can be subject to litigation based on its operations. There is no current litigation nor any litigation that the Company considers probable at this time.

NOTE 10 - RELATED PARTY TRANSACTIONS
The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. Corn purchases from these related parties during the quarters ended March 31, 2024, and 2023 totaled approximately $181,000 and $285,000, respectively. As of March 31, 2024 and 2023, the Company had no outstanding obligations to these related parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2024, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2023, included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 which was filed with the SEC on March 12, 2024.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks, including the growing crisis in Ukraine, risks related to the corn market, and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K/A for the fiscal year ended December 31, 2023.

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

Overview

Lake Area Corn Processors, LLC is a South Dakota limited liability company that owns and manages its wholly-owned subsidiary, Dakota Ethanol, LLC, a South Dakota limited liability company. Dakota Ethanol, LLC owns and operates an ethanol plant located near Wentworth, South Dakota that has a nameplate production capacity of 100 million gallons of ethanol per year. Lake Area Corn Processors, LLC is referred to in this report as "LACP," the "Company," "we," or "us." Dakota Ethanol, LLC is referred to in this report as "Dakota Ethanol" or the "ethanol plant."

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the three months ended March 31, 2024 and 2023:

	2024		2023
Income Statement Data	Amount	%	Amount	%
Revenues	$46,647,681	100.0	$77,841,106	100.0

Cost of Revenues	44,072,041	94.5	73,942,513	95.0

Gross Profit	2,575,640	5.5	3,898,593	5.0

Operating Expense	1,261,870	2.7	1,451,502	1.9

Income from Operations	1,313,770	2.8	2,447,091	3.1

Other Income	1,043,884	2.2	969,969	1.2

Net Income	$2,357,654	5.0	$3,417,060	8.8

Revenues

Revenue from sales decreased by approximately 40.1% during the three months ended March 31, 2024 compared to the same period of 2023 due primarily to decreased prices per gallon of ethanol sold. Revenue from distillers grains sales decreased by approximately 25.7% during the three months ended March 31, 2024 compared to the same period of 2023 due primarily to decreased prices that we received for our modified and wet distillers grains. Revenue from corn oil sales decreased by approximately 34.2% during the three months ended March 31, 2024 compared to the same period of 2023 due primarily to decreased prices that we received for corn oil sold.
Ethanol

Our ethanol revenue was approximately $25.8 million lower during our three months ended March 31, 2024 compared to the three months ended March 31, 2023, a decrease of approximately 44.2%. This decrease in ethanol revenue was due primarily to a decrease in the price of ethanol along with less gallons sold during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The average price we received for our ethanol was approximately $0.71 lower per gallon during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, a decrease of approximately 34.3%. Management attributes this decrease in ethanol prices during the three months ended March 31, 2024 to high domestic production and inventories which decreases the price of ethanol.

We sold approximately 15.0% less gallons of ethanol during the three months ended March 31, 2024 compared to the same period of 2023, a decrease of approximately 4,213,000 gallons. The decrease is due primarily to decreased ethanol production and timing of ethanol shipments during the three months ended March 31, 2024.

Distillers Grains

    Our total distillers grains revenue was approximately 25.7% lower during the three months ended March 31, 2024 compared to the same period of 2023 due primarily to a decrease in the average price received per ton. The average price we received for our dried distillers grains was approximately 25.9% lower during the three months ended March 31, 2024 compared to the same period of 2023, a decrease of approximately $66.09 per ton. Management attributes the decrease in dried distillers grains prices during the three months ended March 31, 2024 to decreases in the price of corn. The average price we received for our modified/wet distillers grains was approximately 27.5% lower for the three months ended March 31, 2024 compared to the same period of 2023, a decrease of approximately $76.58 per ton. Management attributes this decrease in modified/wet distillers grains prices with lower corn prices.

We sold approximately 2.4% more total tons of distillers grains during the three months ended March 31, 2024 compared to the same period of 2023 due primarily to increased sales of distillers grain inventory.

Corn Oil

    Our total corn oil revenue was approximately 34.2% lower during the three months ended March 31, 2024 compared to the same period of 2023 due primarily to decreased prices received for our corn oil during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The average price per pound we received for our corn oil was lower by approximately 28.4% for the three months ended March 31, 2024 compared to the same period of 2023 due primarily to the increase in competing feedstocks. During 2022, the biodiesel blenders' tax credit was reinstated through 2024 so we expect that corn oil demand will remain steady through 2024.

Our total pounds of corn oil sold decreased by approximately 8.2% during the three months ended March 31, 2024 compared to the same period of 2023 due primarily to decreased production.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 38.5% lower for the three months ended March 31, 2024 compared to the same period of 2023 due to decreased corn prices during the period.

Our average cost per bushel of corn decreased by approximately 37.5% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. We consumed approximately 1.6% less bushels of corn during the three months ended March 31, 2024 compared to the same period of 2023 due to lower ethanol production. Management anticipates corn prices to remain stable during the remaining quarters of our 2024 fiscal year.

We experienced approximately $757,000 of combined realized and unrealized loss for the three months ended March 31, 2024 to our corn derivative instruments which increased our cost of revenues. By comparison, we experienced approximately $574,000 of combined realized and unrealized loss for the three months ended March 31, 2023 related to our corn derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Natural Gas

Our cost of revenues related to natural gas decreased by approximately $1,758,000, a decrease of approximately 43.8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was due to lower natural gas costs per MMBtu during the three months ended March 31, 2024 compared to the same period of 2023.

Our average cost per MMBtu of natural gas during the three months ended March 31, 2024 was approximately 42.9% less compared to the cost per MMbtu for the three months ended March 31, 2023. Management attributes this decrease in our average natural gas costs to lower market natural gas prices.

The volume of natural gas we used decreased by approximately 1.6% during the three months ended March 31, 2024 compared to the same period of 2023, which is comparable year over year.

Operating Expenses

Our operating expenses were lower for the three months ended March 31, 2024 compared to the same period of 2023 due primarily to a decrease in professional fees.

Other Income and Expense

Our other income increased during the three months ended March 31, 2024 compared to the same period of 2023 due to increased income from our investments. We had more income from our equity method investments during the three months ended March 31, 2024 compared to the same period of 2023 due to increased investment in Guardian Hankinson, LLC (GH). We had less interest expense during 2024 compared to the same period of 2023 due to the capitalization of expense into property, plant, and equipment.

Changes in Financial Condition for the Three Months Ended March 31, 2024

Current Assets

    Our cash on hand at March 31, 2024 was less compared to December 31, 2023 due to our deferred corn payments. We had more accounts receivable at March 31, 2024 compared to December 31, 2023 due to the timing of our quarter end and the payments received related to the shipments of our products. The value of our inventory was less at March 31, 2024 compared to December 31, 2023 due to decreased quantities of corn and finished goods inventory. The asset value of our derivative instruments was comparable at March 31, 2024 compared to December 31, 2023. Our prepaid and other expenses decreased at March 31, 2024 compared to December 31, 2023 due to the decrease in prepaid insurance and an offset from other prepaid expenses.

Property and Equipment

    The value of our property and equipment was slightly higher at March 31, 2024 compared to December 31, 2023 due to an increase in capital projects.

Other Assets

    The value of our investments was lower at March 31, 2024 compared to December 31, 2023 due to distributions received for the three months ended March 31, 2024. We had less other assets at March 31, 2024 compared to December 31, 2023 due primarily to the amortization of prepayment for the firm commitment on natural gas transportation with Northern Natural Gas.

Current Liabilities

    We had more outstanding checks in excess of bank balances at March 31, 2024 compared to December 31, 2023 due to the timing of our quarter end and payments issued. We use our revolving loan to pay any checks that are presented for payment which exceed the cash we have available in our accounts. Our accounts payable were lower at March 31, 2024 compared to December 31, 2023 due primarily to deferred corn payables that were paid during the first quarter of 2024. Our derivative instrument liability was lower at March 31, 2024 compared to December 31, 2023 due to recent corn price changes which impacted our derivative instruments.

Long-Term Liabilities

Our long-term liabilities were less at March 31, 2024 compared to December 31, 2023 due to profits offset by increased capital improvement projects at our facility.

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

    Currently, we have two revolving loans, which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Indebtedness." As of March 31, 2024, we had $19,441,278 of debt outstanding under these loans and $58,058,722 available to be drawn on our revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations for the next twelve months.

The following table shows cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(22,488,722)	$(21,098,510)
Net cash used in investing activities	(3,742,231)	(4,565,581)
Net cash used for financing activities	(8,580,487)	(497,837)

Cash Flow From Operations. Our operating activities used more cash during the three months ended March 31, 2024 compared to the same period of 2023, due primarily to decreased net income.

    Cash Flow From Investing Activities. Our investing activities used less cash during the three months ended March 31, 2024 compared to the same period of 2023, due to a natural gas prepayment during the 2023 period partially offset by more purchases or property and equipment during the 2024 period.

Cash Flow From Financing Activities. Our financing activities used more cash during the three months ended March 31, 2024 compared to the same period of 2023, due primarily to more distributions paid to members during the 2024 period.

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

Operating Line

    Dakota Ethanol has a revolving promissory note from FCSA in an amount up to $20,000,000. Interest on the outstanding principal balance will accrue at 300 basis points above the SOFR 30 and is not subject to a floor. The rate was 8.32% at March 31, 2024. There is a non-use fee of 0.25% per annum on the unused portion of the availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2025. On March 31, 2024, Dakota Ethanol had $6,440,278 outstanding and $13,559,722 available to be drawn on the revolving promissory note.

Reducing Revolving Loan

    Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $60,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $2,500,000 semi-annually starting on January 1, 2024 until the maximum balance reaches $40,000,000 on July 1, 2027. The note matures on November 1, 2030. Interest on the outstanding principal balance will accrue at the SOFR 30 plus 325 basis points. The interest rate is not subject to a floor. The rate was 8.57% at March 31, 2024. The note contains a non-use fee of 0.5% per annum on the unused portion of the note. On March 31, 2024, Dakota Ethanol had $13,001,000 outstanding and $44,499,000 available to be drawn on the note.

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

    As of March 31, 2024, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

    We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of March 31, 2024, we had $19,441,278 outstanding on our variable interest rate loans with interest accruing at an approximate average rate of 8.45%. Our variable interest rates are calculated by adding a set basis to the SOFR 30. If we were to experience a 10% increase in the SOFR 30, the annual average effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2024, based on the average variable interest rate would be approximately $103,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $757,000 related to derivative instruments for the quarter ended March 31, 2024. We recorded a combined increase to our cost of revenues of approximately $778,000 related to derivative instruments for the quarter ended March 31, 2023. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of March 31, 2024, we were committed to purchasing approximately 4 million bushels of corn with an average price of $4.26 per bushel. These corn purchases represent approximately 12% of our projected plant corn usage for the next 12 months.

As of March 31, 2024, we were committed to purchasing approximately 1,100,000 MMBtus of natural gas with an average price of $3.51 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 52% of the projected annual plant requirements.

As of March 31, 2024, we were committed to selling approximately 24,000 dry equivalent tons of distillers grains with an average price of $181 per ton. The distillers grains sales represent approximately 11% of the projected annual plant production.

As of March 31, 2024, we were committed to selling approximately 2.7 million pounds of distillers corn oil with an average price of $0.46 per pound.  The distillers corn oil sales represent approximately 8% of the projected annual plant production.

    We did not have any firm-priced sales commitments for ethanol as of March 31, 2024.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2024, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2024. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	100,000,000	Gallons	10%	$14,100,000
Corn	31,581,355	Bushels	10%	$13,106,262
Natural Gas	1,150,000	MMBTU	10%	$301,300

For comparison purposes, our sensitivity analysis for our quarter ended March 31, 2023 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	100,000,000	Gallons	10%	$22,252,772
Corn	31,420,621	Bushels	10%	$21,585,967
Natural Gas	601,000	MMBTU	10%	$126,811

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

    Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended March 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

    The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K/A for the fiscal year ended December 31, 2023. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our annual report on Form 10-K/A for the fiscal year ended December 31, 2023 filed with the Securities Exchange Commission on March 12, 2024.

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

To the extent the conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening other risks disclosed in Part I, “Item 1A. Risk Factors” in the Company's 2023 Annual Report on Form 10-K/A,

any of which could materially and adversely affect the Company's financial condition and results of operations. However, due to the continually evolving nature of the conflict, the potential impact that the conflict could have on such risk factors, and others that cannot yet be identified, remains uncertain. The Company continues to monitor the conflict and assess alternatives to mitigate these risks.

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

    IT outages, data loss, data breaches and cyber-attacks could compromise our intellectual property or other sensitive information, be costly to remediate or cause significant damage to our business, reputation and operations.

As AI capabilities improve and are increasingly adopted, we may see cyberattacks created through AI. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. The threat could be introduced from the result of our or our customers and business partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI generated source code.

We have not actively worked to integrate any artificial intelligence into our operations. This may cause us to fall behind competitors in terms of efficiency, innovation, and competitiveness.

In today's fast-paced business environment, AI can provide companies with the ability to analyze vast amounts of data quickly, identify patterns, and make data-driven decisions in real-time. Failure to integrate AI means missing out on these capabilities, potentially leading to inefficiencies and slower decision-making processes compared to competitors who leverage AI effectively. Without AI, we rely somewhat on manual processes for tasks such as data analysis, customer service, or production optimization which may increase our risk of error vs using AI for these processes. This may result in suboptimal resource allocation, increased operational costs, and missed opportunities for growth and expansion as compared to companies who utilize AI.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.     MINE SAFETY DISCLOSURES

    None.

ITEM 5.     OTHER INFORMATION

Insider Trading Arrangements.

No director or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of company securities during the period ending March 31, 2024.

On March 14, 2024, Randall Lloyd Hansen, one of our Managers, entered into a contract to purchase 7,500 of our Class A Units through AgStockTrade, our QMS System for a purchase price of $6 per unit. The trade became effective on April 1, 2024. This purchase was intended to satisfy the affirmative defense conditions of a non-rule 10b5-1 trading arrangement.

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

LAKE AREA CORN PROCESSORS, LLC

Date:	May 14, 2024	/s/ Scott Mundt
Scott Mundt
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 14, 2024	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)