Form 10-Q
period 2024-06-30
LAKE AREA CORN PROCESSORS LLC
filed 2024-08-13
CIK 1156174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
June 30, 2024
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

As of August 13, 2024, there are 29,620,000 membership units of the registrant outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2024	December 31, 2023*
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$4,619,884	$36,773,989
Accounts receivable	3,305,017	6,142,700
Inventory	15,303,167	14,673,710
Derivative financial instruments	1,428,164	1,155,157
Prepaid and other expenses	2,341,351	2,741,191
Total current assets	26,997,583	61,486,747

PROPERTY AND EQUIPMENT
Land	874,473	874,473
Land improvements	8,763,023	8,763,023
Buildings	9,316,576	9,316,576
Equipment	108,207,390	108,135,828
Construction in progress	6,963,574	890,881
	134,125,036	127,980,781
Less accumulated depreciation	(71,803,493)	(69,149,798)
Net property and equipment	62,321,543	58,830,983

OTHER ASSETS
Goodwill	10,395,766	10,395,766
Investments	55,901,020	55,233,080
Other	6,558,302	7,437,578
Total other assets	72,855,088	73,066,424

TOTAL ASSETS	$162,174,214	$193,384,154

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Balance Sheets

	June 30, 2024	December 31, 2023*
LIABILITIES AND MEMBERS’ EQUITY	(unaudited)

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$4,031,532	$2,670,403
Accounts payable	10,978,974	33,370,759
Accrued liabilities	851,970	833,973
Derivative financial instruments	1,202,156	1,114,590
Total current liabilities	17,064,632	37,989,725

LONG-TERM LIABILITIES
Notes payable	4,001,000	20,001,000
Total long-term liabilities	4,001,000	20,001,000

MEMBERS' EQUITY (29,620,000 units issued and outstanding)	141,108,582	135,393,429

TOTAL LIABILITIES AND MEMBERS' EQUITY	$162,174,214	$193,384,154

* Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

REVENUES	$49,439,857	$74,179,247	$96,087,538	$152,020,353

COSTS OF REVENUES	41,547,581	68,348,239	85,609,240	142,290,751

GROSS PROFIT	7,892,276	5,831,008	10,478,298	9,729,602

OPERATING EXPENSES	1,359,416	1,303,144	2,631,669	2,754,646

INCOME FROM OPERATIONS	6,532,860	4,527,864	7,846,629	6,974,956

OTHER INCOME (EXPENSE)
Interest and other income	34,421	2,578,911	177,809	2,775,376
Equity in net income of investments	6,094,749	1,593,161	7,081,015	2,456,956
Interest expense	(247,331)	(71,150)	(333,100)	(161,442)
Total other income	5,881,839	4,100,922	6,925,724	5,070,890

NET INCOME	$12,414,699	$8,628,786	$14,772,353	$12,045,846

BASIC AND DILUTED EARNINGS PER UNIT	$0.42	$0.29	$0.50	$0.41

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	29,620,000	29,620,000	29,620,000	29,620,000

DISTRIBUTIONS DECLARED PER UNIT	$—	$0.10	$0.30	$0.10

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - December 31, 2022	$107,948,006

Net income for the three-month period ended March 31, 2023	3,417,060

Member distributions	(125,970)

Balance - March 31, 2023	111,239,096

Net income for the three-month period ended June 30, 2023	8,628,786

Member distributions	(2,962,000)

Balance - June 30, 2023	$116,905,882

Members' Equity

Balance - December 31, 2023	$135,393,429

Net income for the three-month period ended March 31, 2024	2,357,654

Member distributions	(9,057,200)

Balance - March 31, 2024	128,693,883

Net income for the three-month period ended June 30, 2024	12,414,699

Balance - June 30, 2024	$141,108,582

See Notes to Unaudited Consolidated Financial Statements.

LAKE AREA CORN PROCESSORS, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

OPERATING ACTIVITIES
Net income	$14,772,353	$12,045,846
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	5,453,606	2,786,995
Distributions in excess of earnings (earnings in excess of distributions) from investments	(2,506,610)	(626,956)
(Increase) decrease in
Accounts receivable	2,837,684	(7,515,014)
Inventory	(629,457)	6,082,595
Prepaid and other expenses	399,839	(819,465)
Derivative financial instruments	(185,441)	5,105,839
Increase (decrease) in
Accounts payable	(22,391,786)	(24,171,832)
Accrued liabilities	17,998	(112,459)
NET CASH USED IN OPERATING ACTIVITIES	(2,231,814)	(7,224,451)

INVESTING ACTIVITIES
Natural Gas Transportation Prepayment	—	(2,370,667)
Purchase of property and equipment	(6,211,605)	(1,013,203)
NET CASH USED IN INVESTING ACTIVITIES	(6,211,605)	(3,383,870)

FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	1,361,129	1,693,921
Borrowings on notes payable	13,000,000	5,949,000
Payments on notes payable	(29,000,000)	(6,949,000)
Distributions paid to members	(9,057,200)	(3,087,970)
NET CASH USED IN FINANCING ACTIVITIES	(23,696,071)	(2,394,049)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(32,139,490)	(13,002,370)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	37,329,032	27,004,205

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,189,542	$14,001,835

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest of $196,472 and $2,480 in 2024 and 2023, respectively.	$118,269	$169,199
Capital expenditures in accounts payable	557,400	—

See Notes to Unaudited Consolidated Financial Statements

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024 AND 2023

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for a full year.

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
JUNE 30, 2024 AND 2023

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line:

	Three Months Ended June 30		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues ethanol	$37,421,728	$57,424,180	$70,034,007	$115,828,049
Revenues distillers grains	9,000,391	13,033,674	19,861,413	27,643,003
Revenues distillers corn oil	3,017,738	3,721,393	6,192,118	8,549,301
	$49,439,857	$74,179,247	$96,087,538	$152,020,353

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had no significant contract assets or contract liabilities from contracts with customers at June 30, 2024 or December 31, 2023.

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
JUNE 30, 2024 AND 2023

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of demand accounts and other accounts with original maturities of three months or less that provide withdrawal privileges. Restricted cash is subject to a contractual restriction and not readily available in accordance with the terms of the West Leg agreement. See Note 9 for further details.

	June 30, 2024	December 31, 2023

Cash and Cash Equivalents	$4,619,884	$36,773,989
Restricted Cash (included in other assets)	569,658	555,043
Total Cash, Cash Equivalents, and Restricted Cash	$5,189,542	$37,329,032

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The valuation allowance was determined to be immaterial as of June 30, 2024 and December 31, 2023.

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

The Company does not apply the normal purchase and sales exemption for forward corn purchase contracts. As of June 30, 2024, the Company was committed to purchasing approximately 2.9 million bushels of corn on a forward contract basis with an average price of $4.22 per bushel. These corn purchases represent approximately 9% of our projected plant corn usage for the next 12 months.

The Company has 755,000 bushels of corn inventory delivered under delayed-pricing contracts. These contracts have various pricing deadlines through August 30, 2024. The Company is subject to risk of changes in the corn market because the price of these bushels of corn will not be set until they are priced.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024 AND 2023

The Company enters into firm-price purchase commitments with natural gas suppliers under which the Company agrees to buy natural gas at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered.  At June 30, 2024, the Company is committed to purchasing approximately 843,500 MMBtus of natural gas with an average price of $3.36 per MMBtu.  The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchase contracts represent approximately 40% of the annual plant requirements.

The Company enters into firm-price sales commitments with distillers grains customers under which the Company agrees to sell distillers grains at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers grain between the time the price is fixed and the time the distillers grains are delivered.  At June 30, 2024, the Company was committed to selling approximately 30,000 dry equivalent tons of distillers grains with an average price of $149 per ton.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers grains sales represent approximately 13% of the projected annual plant production.

The Company enters into firm-price sales commitments with distillers corn oil customers under which the Company agrees to sell distillers corn oil at a price set in advance of the actual delivery.  Under these arrangements, the Company assumes the risk of a price increase in the market price of distillers corn oil between the time the price is fixed and the time the distillers corn oil is delivered.  At June 30, 2024, the Company was committed to selling approximately 3.3 million pounds of distillers corn oil with an average price of $0.47 per pound.  The Company accounts for these transactions as normal sales, and accordingly, does not mark these transactions to market. The distillers corn oil sales represent approximately 10% of the projected annual plant production.

The Company does not have any firm-priced sales commitments for ethanol as of June 30, 2024.

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

Derivatives not designated as hedging instruments at June 30, 2024 and December 31, 2023 were as follows:

	Balance Sheet Classification	June 30, 2024	December 31, 2023*

Corn forward contracts in gain position		$1,200	$16,878
Futures and Options contracts in gain position		1,113,275	289,681
Futures and Options contracts in loss position		(3,300)	(200)
Total forward, futures and options contracts		1,111,175	306,359
Cash held by broker		316,989	848,798
	Current Assets	$1,428,164	$1,155,157

Corn forward contracts in loss position	Current Liabilities	$(1,202,156)	$(1,114,590)

*Derived from audited financial statements

Futures and options contracts and cash held by broker are all with one party and the right of offset exists. Therefore, on the balance sheet, these items are netted in one balance regardless of position.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024 AND 2023

Forward contracts are with multiple parties and the right of offset does not exist. Therefore, these contracts are reported at the gross amounts on the balance sheet.

Gains and losses related to derivative contracts related to corn and natural gas are included as a component of costs of revenues.

	Statement of Operations	Three Months Ended June 30,
	Classification	2024	2023
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$1,543,104	$3,912,630
Forward contracts	Cost of Revenues	(1,279,030)	(9,001,801)

	Statement of Operations	Six Months Ended June 30,
	Classification	2024	2023
Net realized and unrealized gains (losses) related to purchase contracts:
Futures contracts	Cost of Revenues	$3,089,153	$5,230,285
Forward contracts	Cost of Revenues	(3,582,123)	(11,097,676)

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company performs an impairment test on goodwill, which compares the fair value of the reporting unit with its carrying amount. An impairment charge is recognized, if necessary, for the amount by which the carrying value exceeds the fair value up to the amount of the goodwill attributed to the reporting unit. The Company performs the annual analysis on December 31 of each fiscal year. The Company determined that there was no impairment of goodwill at December 31, 2023 or through June 30, 2024 on the basis that no triggering events were noted.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024 AND 2023

Risks and Uncertainties

The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended June 30, 2024, ethanol sales averaged approximately 76% of total revenues, while approximately 18% of revenues were generated from the sale of distillers grains and 6% of revenues were generated from the sale of corn oil. For the six months ended June 30, 2024, ethanol sales averaged approximately 73% of the revenues, while approximately 21% of revenues were generated from the sale of distiller grains and 6% of revenues were generated from the sale of corn oil.

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

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024 AND 2023

The following tables set forth certain financial data for the Company's reportable segments:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	unaudited	unaudited	unaudited	unaudited
Net Sales
Production	$49,439,857	$74,179,247	$96,087,538	$152,020,353
Ethanol Producing Equity Method Investments	137,681,269	181,961,028	257,602,889	344,582,483
All Other	2,869,268	4,595,086	6,405,911	8,933,102
Total	189,990,394	260,735,361	360,096,338	505,535,938
Reconciliation	(140,550,537)	(186,556,114)	(264,008,800)	(353,515,585)
Consolidated	$49,439,857	$74,179,247	$96,087,538	$152,020,353

Gross Profit
Production	$7,892,276	$5,831,008	$10,478,298	$9,729,602
Ethanol Producing Equity Method Investments	30,554,971	20,245,533	47,909,171	32,783,603
All Other	2,296,849	3,024,743	4,577,726	5,928,503
Total	40,744,096	29,101,284	62,965,195	48,441,708
Reconciliation	(32,851,820)	(23,270,276)	(52,486,897)	(38,712,106)
Consolidated	$7,892,276	$5,831,008	$10,478,298	$9,729,602

Net Income:
Production	$12,414,699	$8,628,786	$14,772,353	$12,045,846
Ethanol Producing Equity Method Investments	38,456,633	13,761,472	44,708,888	20,030,016
All Other	245,396	1,870,416	1,313,104	3,077,063
Total	51,116,728	24,260,674	60,794,345	35,152,925
Reconciliation	(38,702,029)	(15,631,888)	(46,021,992)	(23,107,079)
Consolidated	$12,414,699	$8,628,786	$14,772,353	$12,045,846

	June 30, 2024	December 31, 2023
	unaudited	audited
Total Assets
Production	$162,174,214	$193,384,154
Ethanol Producing Equity Method Investments	216,830,967	228,609,037
All Other	382,875,486	299,041,128
Total	761,880,667	721,034,319
Reconciliation	(599,706,453)	(527,650,165)
Consolidated	$162,174,214	$193,384,154

NOTE 4.     INVENTORY

Inventory consisted of the following as of June 30, 2024 and December 31, 2023:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024 AND 2023

	June 30, 2024	December 31, 2023*
Raw materials	$8,351,686	$8,558,268
Finished goods	3,582,842	2,853,609
Work in process	1,223,839	1,337,989
Parts inventory	2,144,800	1,923,844
	$15,303,167	$14,673,710
*Derived from audited financial statements.

As of June 30, 2024 and December 31, 2023, the Company recorded a lower of cost or net realizable value write-down on inventory of approximately $90,000 and $29,000, respectively.

NOTE 5.    INVESTMENTS

Dakota Ethanol has a 5% investment interest in the Company’s ethanol marketer, Renewable Products Marketing Group, LLC, a Minnesota limited liability company ("RPMG").  The net income, which is reported in the Company’s statement of operations for RPMG is based on RPMG’s June 30, 2024 unaudited interim results. The carrying amount of the Company’s investment was approximately $2,362,000 and $2,317,000 as of June 30, 2024 and December 31, 2023, respectively.

Dakota Ethanol has a 10% investment interest in Lawrenceville Tanks, LLC ("LT"), a Delaware limited liability company which has a purpose to construct and operate an ethanol storage terminal in Georgia.  The net income, which is reported in the Company’s statement of operations for LT, is based on LT’s June 30, 2024 unaudited interim results. The carrying amount of the Company’s investment was approximately $320,000 and $209,000 as of June 30, 2024 and December 31, 2023, respectively.

Lake Area Corn Processors had a 10% investment interest in Guardian Hankinson, LLC (GH), a Delaware limited liability company which operates an ethanol plant in North Dakota. On September 29, 2023 the Company purchased additional units of GH increasing our ownership percentage of GH to 27%. The net income, which is reported in the Company’s statement of operations for GH, is based on GH’s June 30, 2024 unaudited interim results. The carrying amount of the Company’s investment was approximately $36,446,000 and $37,424,000 as of June 30, 2024 and December 31, 2023, respectively. The carrying amount of investment exceeds the underlying equity in net assets by approximately $34,015,000. The excess is comprised of basis adjustment. The Company determined the excess would be amortized over 10 years. The amortization is recorded in equity in net income of investments.

Lake Area Corn Processors has a 20% investment interest in Guardian Energy Management, LLC (GEM), a Delaware limited liability company which provides management services to ethanol plants. The net income which is reported in the Company’s statement of operations for GEM, is based on GEM’s June 30, 2024 unaudited interim results. The carrying amount of the Company’s investment was approximately $93,000 as of both June 30, 2024 and December 31, 2023.

Lake Area Corn Processors has a 12% investment interest in Ring-neck Energy and Feed, LLC (REF), a South Dakota limited liability company which operates an ethanol plant in South Dakota.  The net income, which is reported in the Company’s statement of operations for REF, is based on REF’s June 30, 2024 unaudited interim results. The carrying amount of the Company’s investment was approximately $16,680,000 and $15,192,000 as of June 30, 2024 and December 31, 2023, respectively. The carrying amount of the investment exceeds the underlying equity in net assets by approximately $855,000. The excess is comprised of a basis adjustment of approximately $351,000 and capitalized interest of $504,000. The excess is amortized over 20 years. The amortization is recorded in equity in net income of investments.

Condensed, combined unaudited financial information of the Company’s investments in RPMG, LT, GH, GEM and REF are as follows:

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024 AND 2023

Balance Sheet	June 30, 2024	December 31, 2023
Current Assets	$344,377,614	$375,173,028
Other Assets	255,328,838	152,477,137
Current Liabilities	221,385,798	316,288,459
Long-term Liabilities	178,209,447	22,658,176
Members' Equity	200,111,207	188,703,530

	Three Months Ended
Income Statement	June 30, 2024	June 30, 2023
Revenue	$141,362,164	$186,556,116
Gross Profit	32,859,355	23,270,276
Net Income	36,668,209	15,648,305

	Six Months Ended
Income Statement	June 30, 2024	June 30, 2023
Revenue	$267,256,612	$353,515,585
Gross Profit	52,511,599	38,712,106
Net Income	46,021,992	23,107,079

The following table shows the condensed financial information of Guardian Hankinson, LLC, a Delaware limited liability company; an investment which represents greater than 10% of the Company's assets and income as of June 30, 2024.

Balance Sheet	June 30, 2024	December 31, 2023
Current Assets	$31,524,733	$34,890,139
Other Assets	32,968,588	32,056,021
Current Liabilities	47,687,386	52,166,375
Long-term Liabilities	7,789,417	8,957,906
Members' Equity	9,016,518	5,821,879

	Three Months Ended
Income Statement	June 30, 2024	June 30, 2023
Revenue	$89,271,942	$115,885,199
Gross Profit	17,501,680	10,271,094
Net Income	15,925,475	8,473,381

	Six Months Ended
Income Statement	June 30, 2024	June 30, 2023
Revenue	$162,710,924	$228,821,997
Gross Profit	26,232,633	15,610,468
Net Income	23,194,640	12,480,750

The following table shows the condensed financial information of Ring-neck Energy & Feed, LLC, a South Dakota limited liability company; an investment which represents greater than 10% of the Company's assets as of June 30, 2024.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024 AND 2023

Balance Sheet	June 30, 2024	December 31, 2023
Current Assets	$35,753,552	$42,843,145
Other Assets	116,584,093	118,819,732
Current Liabilities	17,068,510	27,230,565
Long-term Liabilities	1,770,915	13,700,270
Members' Equity	133,498,220	120,732,042

	Three Months Ended
Income Statement	June 30, 2024	June 30, 2023
Revenue	$48,409,327	$66,075,829
Gross Profit	13,053,291	9,974,439
Net Income (loss)	20,497,338	5,288,091

	Six Months Ended
Income Statement	June 30, 2024	June 30, 2023
Revenue	$94,891,965	$115,760,486
Gross Profit	21,676,538	17,173,135
Net Income	21,514,248	7,549,266

The Company recorded equity in net income at approximately $7,081,000 and $2,457,000 from our investments for the six months ended June 30, 2024, and 2023, respectively. The Company recorded equity in net income of approximately $6,095,000 and $1,593,000 from our investments for the three months ended June 30, 2024 and 2023, respectively.

NOTE 6.    REVOLVING PROMISSORY NOTE

Dakota Ethanol has a revolving promissory note with Farm Credit Services of America (FCSA) in an amount up to $20,000,000. There is a non-use fee of 0.25% per annum on the unused portion of the note. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2025. Interest on the outstanding principal balance accrues at 300 basis points above the Secured Overnight Financing 30-day Average Rate ("SOFR 30"). The interest rate is not subject to a floor. The rate was 8.33% at June 30, 2024. On June 30, 2024 Dakota Ethanol had $0 outstanding and $20,000,000 available to be drawn on the revolving promissory note.

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

Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $60,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $2,500,000 semi-annually starting on January 1, 2024 until the maximum balance reaches $40,000,000 on July 1, 2027. The note matures on January 1, 2030. Interest on the outstanding principal balance will accrue at 325 basis points above the SOFR 30. The interest rate is not subject to a floor. The rate was 8.58% at June 30, 2024. The note contains a non-use fee of 0.50% on the unused portion of the note. On June 30, 2024 Dakota Ethanol had $4,001,000 outstanding and $53,499,000 available to be drawn on the note.

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024 AND 2023

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

The balances of the notes payable are as follows. The balances reflect the updated agreement:

	June 30, 2024	December 31, 2023
Revolving Note Payable	$—	$—
Reducing Revolving Note Payable	4,001,000	20,001,000
	4,001,000	20,001,000
Less current portion		—
	$4,001,000	$20,001,000
*Derived from audited financial statements

Principal maturities for the next five years are estimated as follows:

Periods Ending June 30,	Principal
2025	$—
2026	—
2027	—
2028	—
2029	—
thereafter	4,001,000
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
JUNE 30, 2024 AND 2023

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
June 30, 2024

Assets:
Derivative financial instruments, futures and options contracts	$1,113,275	$1,113,275	$—	$—
Forward contracts	$1,200	$—	$1,200	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$3,300	$3,300	$—	$—
Forward contracts	$1,202,156	$—	$1,202,156	$—

December 31, 2023*

Assets:
Derivative financial instruments, futures and options contracts	$289,681	$289,681	$—	$—
Forward contracts	$16,878	$—	$16,878	$—

Liabilities:
Derivative financial instruments, futures and options contracts	$200	$200	$—	$—
Forward contracts	$1,114,590	$—	$1,114,590	$—

*Derived from audited financial statements.

During the six months ended June 30, 2024, the Company did not make any changes between Level 1 and Level 2 assets and liabilities. As of June 30, 2024 and December 31, 2023, the Company did not have any Level 3 assets or liabilities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2024 and December 31, 2023.

Disclosure requirements for fair value of financial instruments require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a

LAKE AREA CORN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024 AND 2023

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

The carrying amount of long-term obligations (level 3) at June 30, 2024 of $4,001,000 had an estimated fair value of approximately $4,001,000 based on estimated interest rates for comparable debt. The carrying amount of long-term obligations at December 31, 2023 of $20,001,000 had an estimated fair value of approximately $20,001,000.

NOTE 9 - COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Capital Expenditures - Dakota Ethanol has committed to a contract for the construction of distillers corn oil extraction equipment. The value of the construction is approximately $9.5 million, of which approximately $5.0 million is outstanding as of June 30, 2024. The Company has also committed to a contract for the replacement of distillation equipment. The value of the construction is approximately $2.3 million, of which approximately $1.6 million is outstanding as of June 30, 2024. The projects are expected to be completed during the fourth quarter of 2024. Dakota Ethanol has committed to an agreement for the resurfacing on all gravel roadways to concrete around the plant. The value of the agreement is approximately $1.5 million, of which approximately $970,000 is outstanding as of June 30, 2024. The project is expected to be completed during the third quarter of 2024.

Agreements
On June 24, 2022, Dakota Ethanol entered into the Precedent Agreement West Leg 2023 Expansion with Northern Natural Gas Company (the "West Leg Agreement"). Pursuant to the West Leg Agreement, Dakota Ethanol will receive additional firm commitment natural gas transportation services. In order to secure these firm commitment natural gas transportation services, Dakota Ethanol agreed to pay Northern Natural Gas Company a contribution to the cost of constructing certain additional natural gas pipeline and storage facilities. Dakota Ethanol's contribution is estimated to be $8,890,000 which was paid in its entirety as of September 30, 2023. For a period of five years beginning on November 1, 2023, Dakota Ethanol is entitled to a firm natural gas commitment of 7,000 decatherms per day during the winter months (between November 1 and March 31 each year), and a firm commitment of 4,340 decatherms per day during the summer months. The payments to Northern Natural Gas are included in "other assets" on the consolidated balance sheet. The agreement is being amortized over a five year period to our cost of revenues.
From time to time in the normal course of business, the Company can be subject to litigation based on its operations. There is no current litigation nor any litigation that the Company considers probable at this time.

NOTE 10 - RELATED PARTY TRANSACTIONS
The Company purchased corn and services from members of its Board of Directors that farm and operate local businesses. Corn purchases from these related parties during the quarters ended June 30, 2024, and 2023 totaled approximately $129,300 and $0, respectively. As of June 30, 2024 and 2023, the Company had no outstanding obligations to these related parties.

NOTE 11 - SUBSEQUENT EVENTS
During August 2024, the Company declared a distribution to its members of $8,886,000 or $0.30 per capital unit, to unit holders of record as of July 1, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the six month period ended June 30, 2024, compared to the same period of the prior year. This discussion should be read in conjunction with the consolidated financial statements and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2023, included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 which was filed with the SEC on March 12, 2024.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks, including the crisis in Ukraine, risks related to the corn market, and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report and our annual report on Form 10-K/A for the fiscal year ended December 31, 2023 which was filed with the SEC on March 12, 2024.

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

Our revenue is derived from the sale and distribution of our ethanol, distillers grains and corn oil.  Corn is supplied to us primarily from our members who are local agricultural producers and from purchases of corn on the open market. We have engaged Renewable Products Marketing Group, Inc, a Minnesota corporation ("RPMG, Inc.") to market all of the ethanol and corn oil that we produce at the ethanol plant. Further, RPMG, Inc. markets all of the distillers grains that we produce that we do not market internally to local customers.

The Company also derives some revenue from its minority investments in five (5) other companies, as described above, Renewable Products Marketing Group, LLC, a Minnesota limited liability company, Lawrenceville Tanks, LLC, a Delaware limited liability company, Guardian Hankinson, LLC, a Delaware limited liability company, Guardian Energy Management, LLC, a Delaware limited liability company and Ring-Neck Energy and Feed, LLC, a South Dakota limited liability company.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of income for the three months ended June 30, 2024 and 2023:

	2024		2023
Income Statement Data	Amount	%	Amount	%
Revenues	$49,439,857	100.0	$74,179,247	100.0

Cost of Revenues	41,547,581	84.0	68,348,239	92.1

Gross Profit	7,892,276	16.0	5,831,008	7.9

Operating Expense	1,359,416	2.7	1,303,144	1.8

Income from Operations	6,532,860	13.3	4,527,864	6.1

Other Income	5,881,839	11.9	4,100,922	5.6

Net Income	$12,414,699	25.2	$8,628,786	11.7

Revenues

Revenue from sales decreased by approximately 33.4% during the three months ended June 30, 2024 compared to the same period of 2023 due primarily to decreased prices per gallon of ethanol sold. As stated in the table under the subheading "disaggregation of revenue" under Note 2 to the financial statements, revenue from distillers grains sales decreased by approximately 30.9% during the three months ended June 30, 2024 compared to the same period of 2023 due primarily to decreased prices that we received for our modified and wet distillers grains. Revenue from corn oil sales decreased by approximately 18.9% during the three months ended June 30, 2024 compared to the same period of 2023 due primarily to decreased prices that we received for corn oil sold.
Ethanol

Our ethanol revenue was approximately $20.0 million lower during our three months ended June 30, 2024 compared to the three months ended June 30, 2023, a decrease of approximately 34.8%. This decrease in ethanol revenue was due primarily to a decrease in the price of ethanol along with less gallons sold during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The average price we received for our ethanol was approximately $0.64 lower per gallon during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, a decrease of approximately 28.0%. Management attributes this decrease in ethanol prices during the three months ended June 30, 2024 to high domestic production and inventories which decreases the price of ethanol.

We sold approximately 9.5% less gallons of ethanol during the three months ended June 30, 2024 compared to the same period of 2023, a decrease of approximately 2,372,000 gallons. The decrease is due primarily to decreased ethanol production and timing of ethanol shipments during the three months ended June 30, 2024.

Distillers Grains

    Our total distillers grains revenue was approximately 30.9% lower during the three months ended June 30, 2024 compared to the same period of 2023 due primarily to a decrease in the average price received per ton of distiller's grains. The average price we received for our dried distillers grains was approximately 31.3% lower during the three months ended June 30, 2024 compared to the same period of 2023, a decrease of approximately $70.45 per ton. Management attributes the decrease in dried distillers grains prices during the three months ended June 30, 2024 to decreases in the price of corn. The average price we received for our modified/wet distillers grains was approximately 32.0% lower for the three months ended June 30, 2024 compared to the same period of 2023, a decrease of approximately $83.52 per ton. Management attributes this decrease in modified/wet distillers grains prices to lower corn prices.

Despite receiving a lower price per pound of corn oil, we sold approximately 2.0% more total tons of distillers grains during the three months ended June 30, 2024 compared to the same period of 2023 due primarily to timing of shipments.

Corn Oil

    Our total corn oil revenue was approximately 18.9% lower during the three months ended June 30, 2024 compared to the same period of 2023 due primarily to decreased prices received for our corn oil during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The average price per pound we received for our corn oil was lower by approximately 24.7% for the three months ended June 30, 2024 compared to the same period of 2023 due primarily to the increase in competing feedstocks. During 2022, the biodiesel blenders' tax credit was reinstated through 2024 so we expect that corn oil demand will remain steady through 2024.

Our total pounds of corn oil sold increased by approximately 7.7% during the three months ended June 30, 2024 compared to the same period of 2023 due primarily to better production efficiency.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 42.2% lower for the three months ended June 30, 2024 compared to the same period of 2023 due to decreased corn prices during the period.

Our average cost per bushel of corn decreased by approximately 43.4% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. We consumed approximately 2.0% more bushels of corn during the three months ended June 30, 2024 compared to the same period of 2023 due to lower ethanol yield. Management anticipates corn prices to remain stable during our 2024 fiscal year due to improved drought conditions.

We experienced approximately $264,000 of combined realized and unrealized gain for the three months ended June 30, 2024 to our corn derivative instruments which decreased our cost of revenues. By comparison, we experienced approximately $5,089,000 of combined realized and unrealized loss for the three months ended June 30, 2023 related to our corn derivative instruments which increased our cost of revenues. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of revenues as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Natural Gas

Our cost of revenues related to natural gas decreased by approximately $40,000, a decrease of approximately 2.2%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was due to lower natural gas costs per MMBtu during the three months ended June 30, 2024 compared to the same period of 2023.

Our average cost per MMBtu of natural gas during the three months ended June 30, 2024 was approximately 2.6% less compared to the cost per MMbtu for the three months ended June 30, 2023. Management attributes this decrease in our average natural gas costs to lower market natural gas prices.

The volume of natural gas we used decreased by approximately 0.3% during the three months ended June 30, 2024 compared to the same period of 2023, which is comparable year over year.

Operating Expenses

Our operating expenses were higher for the three months ended June 30, 2024 compared to the same period of 2023 due primarily to a increase in wages, benefits and insurance expense.

Other Income and Expense

Our other income increased during the three months ended June 30, 2024 compared to the same period of 2023 due to increased income from our investments. We had more income from our equity method investments during the three months ended June 30, 2024 compared to the same period of 2023 due to increased investment in Guardian Hankinson, LLC (GH). We had more interest expense during 2024 compared to the same period of 2023 due to increased loan balance outstanding.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table shows the results of our operations and the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the six months ended June 30, 2024 and 2023:

	2024		2023
Income Statement Data	Amount	%	Amount	%
Revenues	$96,087,538	100.0	$152,020,353	100.0

Cost of Revenues	85,609,240	89.1	142,290,751	93.6

Gross Profit	10,478,298	10.9	9,729,602	6.4

Operating Expense	2,631,669	2.7	2,754,646	1.8

Income from Operations	7,846,629	8.2	6,974,956	4.6

Other Income	6,925,724	7.2	5,070,890	3.3

Net Income	$14,772,353	15.4	$12,045,846	8.8

Revenues

Revenue from sales decreased by approximately 36.8% during the six months ended June 30, 2024 compared to the same period of 2023 due primarily to decreased prices per gallon of ethanol sold. Revenue from distillers grains sales decreased by approximately 28.2% during the six months ended June 30, 2024 compared to the same period of 2023 due primarily to decreased prices that we received for our modified and wet distillers grains. Revenue from corn oil sales decreased by approximately 27.6% during the six months ended June 30, 2024 compared to the same period of 2023 due primarily to decreased prices that we received for corn oil sold.
Ethanol

Our ethanol revenue was approximately $46 million lower during our six months ended June 30, 2024 compared to the six months ended June 30, 2023, a decrease of approximately 39.5%. This decrease in ethanol revenue was due primarily to a decrease in the price of ethanol along with less gallons sold during the six months ended June 30, 2024 compared to 2023. The average price we received for our ethanol was approximately $0.68 lower per gallon during the six months ended June 30, 2024 compared to 2023, a decrease of approximately 31.1%. Management attributes this decrease in ethanol prices during the six months ended June 30, 2024 to high domestic production and inventories which decreases the price of ethanol.

We sold approximately 12.4% less gallons of ethanol during the six months ended June 30, 2024 compared to the same period of 2023, a decrease of approximately 6,585,000 gallons. The decrease is due primarily to decreased ethanol yield and timing of ethanol shipments during the six months ended June 30, 2024.

Distillers Grains

    Our total distillers grains revenue was approximately 28.2% lower during the six months ended June 30, 2024 compared to the same period of 2023 due primarily to a decrease in the average price received per ton. The average price we received for our dried distillers grains was approximately 28.6% lower during the six months ended June 30, 2024 compared to the same period of 2023, a decrease of approximately $68.11 per ton. Management attributes the decrease in dried distillers grains prices during the six months ended June 30, 2024 to decreases in the price of corn. The average price we received for our modified/wet distillers grains was approximately 29.5% lower for the six months ended June 30, 2024 compared to the same period of 2023, a decrease of approximately $79.81 per ton. Management attributes this decrease in modified/wet distillers grains prices with lower corn prices.

Despite receiving a lower price per ton of distillers grains, we sold approximately 2.2% more total tons of distillers grains during the six months ended June 30, 2024 compared to the same period of 2023 due primarily to increased production yield of distillers.

Corn Oil

    Our total corn oil revenue was approximately 27.6% lower during the six months ended June 30, 2024 compared to the same period of 2023 due primarily to decreased prices received for our corn oil during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The average price per pound we received for our corn oil was lower by approximately 26.9% for the six months ended June 30, 2024 compared to the same period of 2023 due primarily to the increase in competing feedstocks. During 2022, the biodiesel blenders' tax credit was reinstated through 2024 so we expect that corn oil demand will remain steady through 2024.

Our total pounds of corn oil sold decreased by approximately 0.7% during the six months ended June 30, 2024 compared to the same period of 2023 due primarily to decreased production.

Cost of Revenues

Corn

Our cost of revenues relating to corn was approximately 40.3% lower for the six months ended June 30, 2024 compared to the same period of 2023 due to decreased corn prices during the period.

Our average cost per bushel of corn decreased by approximately 40.4% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. We consumed approximately 0.2% more bushels of corn during the six months ended June 30, 2024 compared to the same period of 2023 which was similar year over year. Management anticipates corn prices to remain stable during the remaining quarters of our 2024 fiscal year.

We experienced approximately $493,000 of combined realized and unrealized loss for the six months ended June 30, 2024 to our corn derivative instruments which decreased our cost of revenues. By comparison, we experienced approximately $5,663,000 of combined realized and unrealized loss for the six months ended June 30, 2023 related to our corn derivative instruments which increased our cost of revenues. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of revenues as the changes occur. As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Natural Gas

Our cost of revenues related to natural gas decreased by approximately $2,001,000, a decrease of approximately 33.3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was due to lower natural gas costs per MMBtu during the six months ended June 30, 2024 compared to the same period of 2023.

Our average cost per MMBtu of natural gas during the six months ended June 30, 2024 was approximately 32.9% less compared to the cost per MMbtu for the six months ended June 30, 2023. Management attributes this decrease in our average natural gas costs to lower market natural gas prices.

The volume of natural gas we used decreased by approximately 0.6% during the six months ended June 30, 2024 compared to the same period of 2023, which is comparable year over year.

Operating Expenses

Our operating expenses were lower for the six months ended June 30, 2024 compared to the same period of 2023 due primarily to a decrease in professional fees.

Other Income and Expense

Our other income increased during the six months ended June 30, 2024 compared to the same period of 2023 due to increased income from our investments. We had more income from our equity method investments during the six months ended June 30, 2024 compared to the same period of 2023 due to increased investment in Guardian Hankinson, LLC (GH).

Changes in Financial Condition for the Six Months Ended June 30, 2024

Current Assets

    Our cash on hand at June 30, 2024 was less compared to December 31, 2023 due to our deferred corn payments. We had less accounts receivable at June 30, 2024 compared to December 31, 2023 due to lower ethanol prices at quarter end and the payments received related to the shipments of our products. The value of our inventory was more at June 30, 2024 compared to December 31, 2023 due to increased quantities of finished goods inventory. The asset value of our derivative instruments was comparable at June 30, 2024 compared to December 31, 2023. Our prepaid and other expenses decreased at June 30, 2024 compared to December 31, 2023 due to the decrease in prepaid insurance.

Property and Equipment

    The value of our property and equipment was higher at June 30, 2024 compared to December 31, 2023 due to an increase in capital projects.

Other Assets

    The value of our investments was higher at June 30, 2024 compared to December 31, 2023 due to increase in earnings of excess of distribution for the six months ended June 30, 2024. We had less other assets at June 30, 2024 compared to December 31, 2023 due primarily to the amortization of prepayment for the firm commitment on natural gas transportation with Northern Natural Gas.

Current Liabilities

    We had less outstanding checks in excess of bank balances at June 30, 2024 compared to December 31, 2023 due to the timing of our quarter end and payments issued. We use our revolving loan to pay any checks that are presented for payment which exceed the cash we have available in our accounts. Our accounts payable were lower at June 30, 2024 compared to December 31, 2023 due primarily to deferred corn payables that were paid during the first quarter of 2024. Our derivative instrument liability was higher at June 30, 2024 compared to December 31, 2023 due to recent corn price changes which impacted our derivative instruments.

Long-Term Liabilities

Our long-term liabilities were less at June 30, 2024 compared to December 31, 2023 due to profits offset by increased capital improvement projects at our facility.

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

    Currently, we have two revolving loans, which allow us to borrow funds for working capital. These loans are described in greater detail below in the section entitled "Indebtedness." As of June 30, 2024, we had $4,001,000 of debt outstanding under these loans and $73,499,000 available to be drawn on our revolving loans. Management anticipates that this is sufficient to maintain our liquidity and continue our operations for the next twelve months.

The following table shows cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(2,231,814)	$(7,224,451)
Net cash used in investing activities	(6,211,605)	(3,383,870)
Net cash used for financing activities	(23,696,071)	(2,394,049)

Cash Flow From Operations. Our operating activities used less cash during the six months ended June 30, 2024 compared to the same period of 2023, due primarily to increased net income.

    Cash Flow From Investing Activities. Our investing activities used more cash during the six months ended June 30, 2024 compared to the same period of 2023, due to more purchases of property and equipment during the 2024 period.

Cash Flow From Financing Activities. Our financing activities used more cash during the six months ended June 30, 2024 compared to the same period of 2023, due primarily to more payments on notes payable, including our indebtedness with Farm Credit Services of America (FCSA) during the 2024 period.

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

Operating Line

    Dakota Ethanol has a revolving promissory note from FCSA in an amount up to $20,000,000. Interest on the outstanding principal balance will accrue at 300 basis points above the SOFR 30 and is not subject to a floor. The rate was 8.33% at June 30, 2024. There is a non-use fee of 0.25% per annum on the unused portion of the availability. The note is collateralized by substantially all assets of the Company. The note expires on November 1, 2025. On June 30, 2024, Dakota Ethanol had $0 outstanding and $20,000,000 available to be drawn on the revolving promissory note.

Reducing Revolving Loan

    Dakota Ethanol has a reducing revolving promissory note from FCSA in the amount up to $60,000,000 or the amount available in accordance with the borrowing availability under the credit agreement. The amount Dakota Ethanol can borrow on the note decreases by $2,500,000 semi-annually starting on January 1, 2024 until the maximum balance reaches $40,000,000 on July 1, 2027. The note matures on November 1, 2030. Interest on the outstanding principal balance will accrue at the SOFR 30 plus 325 basis points. The interest rate is not subject to a floor. The rate was 8.58% at June 30, 2024. The note contains a non-use fee of 0.5% per annum on the unused portion of the note. On June 30, 2024, Dakota Ethanol had $4,001,000 outstanding and $53,499,000 available to be drawn on the note.

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

    As of June 30, 2024, we were in compliance with our financial covenants under the FCSA loans. Management's current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. Management does not believe that it is reasonably likely that we will fall out of compliance with our material loan covenants in the next 12 months. If we fail to comply with the terms of our credit agreements with FCSA, and FCSA refuses to waive the non-compliance, FCSA may require us to immediately repay all amounts outstanding on our loans.

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

Interest Rate Risk

    We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of June 30, 2024, we had $4,001,000 outstanding on our variable interest rate loans with interest accruing at an approximate average rate of 8.58%. Our variable interest rates are calculated by adding a set basis to the SOFR 30. If we were to experience a 10% increase in the SOFR 30, the annual average effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans as of June 30, 2024, based on the average variable interest rate would be approximately $21,325.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a combined increase to our cost of revenues of approximately $492,000 related to derivative instruments for the quarter ended June 30, 2024. We recorded a combined increase to our cost of revenues of approximately $5,867,000 related to derivative instruments for the quarter ended June 30, 2023. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of June 30, 2024, we were committed to purchasing approximately 3.0 million bushels of corn with an average price of $4.22 per bushel. These corn purchases represent approximately 9% of our projected plant corn usage for the next 12 months.

As of June 30, 2024, we were committed to purchasing approximately 843,500 MMBtus of natural gas with an average price of $3.36 per MMBtu. Under these arrangements, the Company assumes the risk of a price decrease in the market price of natural gas between the time the price is fixed and the time the natural gas is delivered. The Company accounts for these transactions as normal purchases, and accordingly, does not mark these transactions to market. The natural gas purchases represent approximately 40% of the projected annual plant requirements.

As of June 30, 2024, we were committed to selling approximately 30,000 dry equivalent tons of distillers grains with an average price of $149 per ton. The distillers grains sales represent approximately 13% of the projected annual plant production.

As of June 30, 2024, we were committed to selling approximately 3.3 million pounds of distillers corn oil with an average price of $0.47 per pound.  The distillers corn oil sales represent approximately 10% of the projected annual plant production.

    We did not have any firm-priced sales commitments for ethanol as of June 30, 2024.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2024, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2024. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	100,000,000	Gallons	10%	$18,100,000
Corn	30,920,846	Bushels	10%	$11,667,115
Natural Gas	1,406,500	MMBTU	10%	$383,975

For comparison purposes, our sensitivity analysis for our quarter ended June 30, 2023 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	100,000,000	Gallons	10%	$23,261,207
Corn	30,518,187	Bushels	10%	$16,125,810
Natural Gas	946,400	MMBTU	10%	$251,742

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

    Our management, including our Chief Executive Officer (the principal executive officer), Scott Mundt, along with our Chief Financial Officer (the principal financial officer), Rob Buchholtz, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended June 30, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.     MINE SAFETY DISCLOSURES

    None.

ITEM 5.     OTHER INFORMATION

Insider Trading Arrangements.

On April 1, 2024, Randall Loyd Hansen, one of our managers, sold seven thousand five hundred (7,500) of our membership units for a purchase price of $6 per unit. This sale was intended to satisfy the affirmative defense conditions of a non-rule 10b5-1 trading arrangement.

On April 1, 2024, Paul Garaets, one of our managers, sold six thousand (6,000) of our membership units for a purchase price of $6 per unit. This sale was intended to satisfy the affirmative defense conditions of a non-rule 10b5-1 trading arrangement.

On June 1, 2024, Randall Loyd Hansen, one of our managers, entered into a contract to purchase 20,000 of our membership units for a purchase price of $6/unit. This purchase did not become effective until June 17, 2024. This sale was intended to satisfy the affirmative defense conditions of a non-rule 10b5-1 trading arrangement.

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

LAKE AREA CORN PROCESSORS, LLC

Date:	August 13, 2024	/s/ Scott Mundt
Scott Mundt
Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2024	/s/ Robbi Buchholtz
Robbi Buchholtz
Chief Financial Officer (Principal Financial and Accounting Officer)